Form 10-Q
period 2011-10-31
Genie Energy Ltd.
filed 2011-12-15
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-35327

GENIE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 10, 2011, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	21,381,878 shares outstanding

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$92,351	$23,876
Restricted cash	113	164
Trade accounts receivable, net of allowance for doubtful accounts of $130 at October 31, 2011 and July 31, 2011	20,345	26,124
Due from IDT Corporation	11,892	4,266
Inventory	4,833	2,756
Prepaid expenses	3,611	2,157
Deferred income tax asset—current portion	2,657	1,019
Other current assets	1,528	245
Total current assets	137,330	60,607
Property, plant and equipment, net	376	335
Goodwill	3,663	3,663
Investment in AMSO, LLC	216	—
Deferred income tax asset—long-term portion	1,818	1,795
Other assets	1,055	1,006
Total assets	$144,458	$67,406

Liabilities and equity
Current liabilities:
Trade accounts payable	$11,802	$16,537
Accrued expenses	6,175	7,474
Income taxes payable	2,971	1,663
Other current liabilities	463	151
Total current liabilities	21,411	25,825

Contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at October 31, 2011 and July 31, 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 21,144 and 21,109 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	211	211
Additional paid-in capital	91,933	11,577
Accumulated other comprehensive income	439	357
Retained earnings	37,136	35,225
Total Genie Energy Ltd. stockholders’ equity	129,735	47,386

Noncontrolling interests:
Noncontrolling interests	(5,688)	(4,805)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(6,688)	(5,805)

Total equity	123,047	41,581

Total liabilities and equity	$144,458	$67,406

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands, except per share data)
Revenues	$45,796	$43,363
Direct cost of revenues	29,010	28,641
Gross profit	16,786	14,722

Operating expenses and losses:
Selling, general and administrative (i)	10,092	6,347
Research and development	1,522	1,715
Equity in the net loss of AMSO, LLC	1,194	812
Income from operations	3,978	5,848
Interest expense and financing fees, net	(536)	(437)
Other (expense) income, net	(833)	167
Income before income taxes	2,609	5,578
Provision for income taxes	(1,594)	(2,912)
Net income	1,015	2,666
Net loss attributable to noncontrolling interests	896	25
Net income attributable to Genie Energy Ltd.	$1,911	$2,691

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.09	$0.13
Diluted	$0.09	$0.12

Weighted-average number of shares used in calculation of earnings per share:
Basic	20,365	20,365
Diluted	22,342	22,342

(i) Stock-based compensation included in selling, general and administrative expense	$239	$18

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Net income	$1,015	$2,666
Other comprehensive income:
Foreign currency translation adjustments	94	362
Comprehensive income	1,109	3,028
Comprehensive loss attributable to noncontrolling interests	883	25
Comprehensive income attributable to Genie Energy Ltd.	$1,992	$3,053

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Net income	$1,015	$2,666
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9	7
Provision for doubtful accounts receivable	—	66
Deferred income taxes	(621)	157
Stock-based compensation	239	18
Equity in the net loss of AMSO, LLC	1,194	812
Change in assets and liabilities:
Trade accounts receivable	5,731	10,729
Inventory	(2,078)	(1,703)
Prepaid expenses	(1,454)	(1,334)
Other current assets and other assets	(1,322)	(6)
Trade accounts payable, accrued expenses and other current liabilities	(4,910)	(8,290)
Income taxes payable	1,308	(1,093)
Net cash (used in) provided by operating activities	(889)	2,029
Investing activities
Capital expenditures	(58)	(30)
Capital contributions to AMSO, LLC	(2,040)	(1,100)
Restricted cash and cash equivalents	50	(389)
Net cash used in investing activities	(2,048)	(1,519)
Financing activities
Funding provided by IDT Corporation, net	1,120	11,466
Capital contribution from IDT Corporation in connection with the spin-off	70,292	—
Net cash provided by financing activities	71,412	11,466

Net increase in cash and cash equivalents	68,475	11,976
Cash and cash equivalents at beginning of period	23,876	13,142
Cash and cash equivalents at end of period	$92,351	$25,118

Supplemental schedule of non-cash financing activities
Capital contribution due from IDT Corporation in connection with the spin-off	$11,892	$—

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. The balance sheet at July 31, 2011 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Information Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2012 refers to the fiscal year ending July 31, 2012).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

•	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale initiative in Israel.

Genie was incorporated in January 2011. These financial statements have been prepared on a consolidated basis as if Genie existed and owned its subsidiaries in all periods presented.

Sales of excess electricity purchases back to the NYISO (New York Independent System Operator) of $2.1 million in the three months ended October 31, 2010, previously included in revenues, have been reclassified as a reduction of direct cost of revenues in the consolidated statements of income to conform to the current presentation.

The Company’s Spin-Off

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT and became an independent public company (the “Spin-Off”). IDT completed the Spin-Off through a pro rata distribution of the Company’s common stock to IDT’s stockholders of record as of the close of business on October 28, 2011. As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every share of IDT’s Class A common stock held on October 21, 2011 (the “record date”), and (ii) one share of the Company’s Class B common stock for every share of IDT’s Class B common stock held on the record date. On October 28, 2011, 1.6 million shares of Class A common stock, and 21.1 million shares of Class B common stock were issued and outstanding.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to the Company of which $70.3 million was paid in cash in October 2011, and the balance of $11.9 million was paid in cash in the second quarter of fiscal 2012. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

The Company entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and IDT to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by IDT to Genie following the Spin-Off and (5) specified administrative services to be provided by Genie to certain of IDT’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers may reduce the demand for natural gas and electricity, respectively. Natural gas revenues typically increase in the second and third fiscal quarters due to increased heating demands, and electricity revenues typically increase in the fourth and first fiscal quarters due to increased air conditioning use. Approximately 80% and 81% of IDT Energy’s natural gas revenues were generated in the second and third quarters of fiscal 2011 and fiscal 2010, respectively, when demand for heating is highest. Although the demand for electricity is not as seasonal as natural gas, approximately 57% and 56% of IDT Energy’s electricity revenues were generated in the first and fourth quarters of fiscal 2011 and fiscal 2010, respectively. As a result, the Company’s revenues and operating income are subject to material seasonal variations, and the quarterly interim financial results are not necessarily indicative of the estimated financial results for the full fiscal year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2011:
Assets:
Derivative contracts	$59	$—	$—	$59

Liabilities:
Derivative contracts	$341	$—	$60	$401

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These derivatives consist of the following:

(1) Natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1.

(2) Natural gas and electricity put and call options in which the underlying asset is a forward contract, which are classified as Level 1.

(3) An option to purchase shares of a subsidiary, which is classified as Level 3. The stock option was issued in June 2011 by the Company’s subsidiary, GOGAS and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The fair value of the GOGAS stock option at October 31, 2011 was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 146% based on historical volatility of comparable companies and other factors, (2) a discount rate of 0.4% and (3) expected term of 3.4 years.

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31, 2011
	2011	2010
	(in thousands)
Balance, beginning of period	$(101)	$(200)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	(200)
Included in “Selling, general and administrative” expense	41	—
Balance, end of period	$(60)	$(400)

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$(200)
Included in “Selling, general and administrative” expense	$41	$—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended October 31, 2011 and 2010.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At October 31, 2011 and July 31, 2011, the carrying value of the Company’s financial instruments included in inventory, prepaid expenses, deferred income tax assets, other current assets, accrued expenses, income taxes payable and other current liabilities approximate fair value because of the short period of time to maturity.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity forward contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. IDT Energy’s forward contracts and put and call options do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings.

The summarized volume of IDT Energy’s outstanding contracts and options as of October 31, 2011 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From November 2011 to March 2012	162,080 MWh
Natural gas	From December 2011 to March 2012	4,200,000 Dth

The Company’s subsidiary, GOGAS, issued an option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2011	July 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$59	$67

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2011	July 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$341	$3
GOGAS warrants	Other current liabilities	—	41
GOGAS stock option	Other liabilities	60	60
Total liability derivatives		$401	$104

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended October 31,
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives	2011	2010
		(in thousands)
Energy contracts	Direct cost of revenues	$499	$400
GOGAS warrants	Selling, general and administrative expense	(41)	—
GEIC stock option	Other (expense) income, net	—	200
Total		$458	$600

At October 31, 2011 and July 31, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection.  On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply.  Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate.  In November 2011, the Company transferred its securities to an alternative clearing broker.  The Company recognized a $0.45 million of loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of October 31, 2011, the remaining balance of $1.2 million is included in ‘Other current assets’ on the Company’s balance sheet, as such cash was not readily available for withdrawal.  The Company believes that the $1.2 million due from the bankrupt broker is collectible.

Note 4—Investment in American Shale Oil, LLC

The Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it does not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company has determined that it is not the primary beneficiary, as the Company does not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance.

Pursuant to the AMSO, LLC Second Amended and Restated Limited Liability Company Agreement as of March 2, 2009 (or the LLC Agreement), AMSO has agreed to fund 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of the RD&D lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funding by Total S.A. (“Total”). Through October 31, 2011, AMSO allocated 20% of the net loss of AMSO, LLC, which is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations. As of October 31, 2011, the cumulative contribution of AMSO and Total to AMSO, LLC was $49.3 million.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC:

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$(630)	$666
Capital contributions	2,040	1,100
Equity in the net loss of AMSO, LLC	(1,194)	(812)
Balance, end of period	$216	$954

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, of which, as of October 31, 2011, $9.9 million has been satisfied. However, AMSO remains obligated to fund its share of the expenditures it approves beyond this investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012, which is expected to be approved, is currently estimated at $3.4 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

Total can increase AMSO’s initial required funding commitment of $10.0 million up to an additional $8.75 million if Total notifies AMSO of its commitment to continue to fund the pilot test up to an agreed upon commitment level. To date, AMSO has not received such notification from Total.  Additionally, even if AMSO were to withdraw its interest in AMSO, LLC, it will remain liable for its share of expenditures for safety and environmental preservation related to events occurring prior to its withdrawal.

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

At October 31, 2011, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $0.4 million. The Company’s estimated maximum exposure to additional loss could increase based on the situations described above. The estimated maximum exposure at October 31, 2011 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: cumulative capital contributions to AMSO, LLC	(9,854)
Plus: investment in AMSO, LLC	216
Estimated maximum exposure to additional loss	$362

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Operating expenses:
General and administrative	$156	$198
Research and development	5,815	3,864
Total operating expenses	5,971	4,062
Loss from operations and net loss	$(5,971)	$(4,062)

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2011
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2011	$47,386	$(5,805)	$41,581
Stock based compensation	280	—	280
Capital contribution from IDT in connection with the Spin-Off	82,183	—	82,183
Forgiveness of the amount due from IDT in connection with the Spin-Off	(2,107)	—	(2,107)
Comprehensive income (loss):
Net income (loss)	1,911	(896)	1,015
Other comprehensive income	82	13	95
Comprehensive income (loss)	1,993	(883)	1,110

Balance, October 31, 2011	$129,735	$(6,688)	$123,047

Dividend and Stock Repurchase Program

On December 8, 2011, the Board of Directors of the Company declared a cash dividend of $0.05 per share to be paid on January 5, 2012 to shareholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividend payment is expected to be approximately $1.1 million. Currently, the Company intends to pay a dividend of approximately $1.1 million, on a quarterly basis, subject to the approval of the the Company‘s Board of Directors.

Also on December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of shares of the Company’s Class B common stock at an aggregate of amount of up to $20 million. To date, no repurchases have been made and $20 million remain available for future repurchases under the stock repurchase program.

2011 Stock Option and Incentive Plan

The Company adopted its 2011 Stock Option and Incentive Plan (“Incentive Plan”) which is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Incentive Plan may include restricted stock, stock options, stock appreciation rights, limited rights, and deferred stock units. The Incentive Plan is administered by the Company’s Compensation Committee. In addition, the Incentive Plan reserves for the grant of awards to be issued in connection with the equitable adjustment by IDT of certain awards previously granted by IDT. At October 31, 2011, the Company had 1.1 million shares of Class B common stock available for awards under its Incentive Plan.

Stock Based Compensation

On November 3, 2011, the Company granted its employees and directors 186 thousand restricted shares of the Company’s Class B common stock and 356 thousand options to purchase shares of the Company’s Class B common stock. In addition, on November 3, 2011, the Company granted nonemployee individuals that provide services to the Company, 52 thousand restricted shares of the Company’s Class B common stock and 52 thousand options to purchase shares of the Company’s Class B common stock. The restricted shares and options, which were granted under the Company’s Incentive Plan, vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they own as of the record date for the Spin-Off. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to the Company’s restricted shares at October 31, 2011 was $2.8 million and is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.3 million and nil in the three months ended October 31, 2011 and 2010, respectively.

In order to equitably adjust the value of the options to purchase IDT Class B common stock that were outstanding on the Spin-Off date, IDT proportionately reduced the exercise price of each such option based on the trading price of IDT following the Spin-Off. Further, each option holder shared ratably in a pool of 50 thousand options to purchase shares of the Company’s Class B common stock with an exercise price of $6.85 equal to the market value on the issuance date and an expiration date equal to the expiration of the corresponding IDT options held by such option holder. The options to purchase shares of the Company were issued under the Company’s Incentive Plan. The adjustment to the exercise price of the options to purchase IDT shares and the issuance of the 50 thousand options to purchase the Company’s shares were accounted for as a modification. No incremental charge was required as a result of the modification.

In the second quarter of fiscal 2010, GEIC granted common stock representing 0.5% of its outstanding shares at the time to a consultant for consulting services through the fourth quarter of fiscal 2011. The share award vested over the related service period. In the three months ended October 31, 2010, the Company recorded stock-based compensation of less than $0.1 million relating to this grant.

Variable Interest Entity

In fiscal 2011, an employee of IDT incorporated Citizens Choice Energy, LLC (“CCE”), which is an REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company provided CCE with substantially all of the cash required to fund its operations, and IDT provided CCE with letters of credit to secure CCE’s obligations. The Company determined that at the present time it has the power to direct the activities of CCE that most significantly impact CCE’s economic performance, and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE with the IDT Energy segment.

The Company does not own any interest in CCE and thus the net loss incurred by CCE in the first quarter of fiscal 2012 of $0.6 million has been attributed to noncontrolling interests in the accompanying consolidated statements of operations. While the Company has no contractual obligation to fund CCE, the Company currently intends to continue funding CCE’s operations. The Company provides CCE with support services for which it charges CCE the cost of providing the services plus an 18% mark-up, and the Company may terminate the agreement with CCE at its convenience upon 30 days’ notice. The Company provides the funding to enable CCE to develop and grow its operations, such that in the future CCE will repay the Company’s investment and pay the mark-up as well as continue as a customer of the Company’s support services. There are no other arrangements that would require the Company to provide CCE with additional financial support. In the first quarter of fiscal 2012, the Company provided CCE with net funding of $2.4 million in order to finance its operations.

Summarized balance sheets of CCE are as follows:

	October 31, 2011	July 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$1,192	$345
Restricted cash	85	27
Trade accounts receivable	2,058	1,064
Prepaid expenses	99	26
Other current assets	356	170
Other assets	245	215
Total assets	$4,035	$1,847

Liabilities and members’ interests
Trade accounts payable	$1,212	$864
Due to IDT Energy	5,713	3,291
Noncontrolling interests	(2,890)	(2,308)
Total liabilities and noncontrolling interests	$4,035	$1,847

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive. The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Basic weighted-average number of shares	20,365	20,365
Effect of dilutive securities:
Non-vested restricted Class B common stock	1,977	1,977
Diluted weighted-average number of shares	22,342	22,342

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGAS for $10.0 million paid in cash. In connection with this purchase, the entity affiliated with Lord Rothschild, has a one time option though November 12, 2017 to exchange its shares in GOGAS, for shares of the Company with equal fair value as determined between the parties. The number of shares issuable in such a possible exchange is not currently determinable. If this option is exercised, the shares issued by the Company could potentially dilute the earnings per share in future periods.

Note 7—Related Party Transaction

Up until the Spin-Off, IDT, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of the Company’s treasury transactions. In the first quarter of fiscal 2012 and 2011, IDT charged the Company $3.8 million and $6.1 million, respectively.  The allocated amounts also include charges for utilizing the net operating loss of IDT, as the Company was included in IDT’s consolidated federal income tax return in all periods though the date of the Spin-Off.

Note 8—Business Segment Information

The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees and other corporate-related business development, general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended October 31, 2011
Revenues	$45,796	$—	$—	$45,796
Income (loss) from operations	8,009	(3,292)	(739)	3,978
Research and development	—	1,522	—	1,522
Equity in the net loss of AMSO, LLC	—	1,194	—	1,194

Three Months Ended October 31, 2010
Revenues	$43,363	$—	$—	$43,363
Income (loss) from operations	8,788	(2,734)	(206)	5,848
Research and development	—	1,715	—	1,715
Equity in the net loss of AMSO, LLC	—	812	—	812

Note 9—Legal Proceedings

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. On April 29, 2011, the state attorney for Israel submitted its response on behalf of the named ministries and is defending the case on both the validity of the license and the planning procedure. The Court rejected the Union’s request for an injunction and scheduled a hearing on the case for April 4, 2012. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse effect on IEI’s oil shale venture.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 10—Contingencies

Tax Audits
The Company is subject to audits in various jurisdictions for various taxes, including income tax, utility excise tax, and sales and use tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008 and (3) New York State sales and use tax for the period from September 1, 2004 through May 31, 2007. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through October 31, 2011 is an additional $7.7 million. As of October 31, 2011, the Company had accrued $3.9 million for the New York City utility tax audit, and $2.4 million related to New York State income tax and New York State sales and use tax audits. The Company’s reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. IDT Energy’s reasonably possible exposure related to the New York State income tax and New York State sales and use tax audits range from nil to $4.2 million. The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letters of Credit
As of October 31, 2011, IDT had letters of credit outstanding for the benefit of the Company totaling $3.0 million. These letters of credit primarily expire by October 31, 2012. The letters of credit outstanding at October 31, 2011 were collateral issued by IDT to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. The Company is in the process of transferring these letters of credit from IDT to the Company.

Other Contingencies
In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral account with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. The Company is in compliance with such covenants. As of October 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $19.8 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $9.3 million as of October 31, 2011.

Note 11—Recently issued Accounting Standards Not Yet Adopted

In May 2011, an accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards was issued. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company is required to adopt this standard update on February 1, 2012. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

In September 2011, an accounting standard update to simplify how an entity tests goodwill for impairment was issued. The amendments in the update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is required to adopt this standard update on August 1, 2012. The adoption of this standard update will not impact the Company’s financial position, results of operations or cash flows.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended July 31, 2011 contained in our Information Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Information Statement on Form 10. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities Exchange Act of 1934, including our Information Statement on Form 10, which included our consolidated financial statements for the year ended July 31, 2011.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Our principal businesses consist of:

•	IDT Energy, a retail energy provider (REP) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources, which consists of (1) AMSO, which holds and manages a 50% interest in AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in IEI, our oil shale initiative in Israel.

Genie was incorporated in January 2011. References to us in the following discussion are made on a consolidated basis as if we existed and owned IDT Energy and Genie Oil and Gas in all periods discussed.

We are a former subsidiary of IDT Corporation (“IDT”). As a result of the Spin-Off, on October 28, 2011, we became an independent public company. IDT completed the Spin-Off through a pro rata distribution of our common stock to IDT’s stockholders effective the close of business on October 28, 2011. As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every share of IDT’s Class A common stock held on October 21, 2011 (the “record date”), and (ii) one share of our Class B common stock for every share of IDT’s Class B common stock held on the record date. On October 28, 2011, 1.6 million shares of Class A common stock, and 21.1 million shares of Class B common stock were issued and outstanding.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to us; of which $70.3 million was received in cash in October 2011, and the balance of $11.9 million was received in cash in the second quarter of fiscal 2012. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

We entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by us and IDT to facilitate our transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by IDT to us following the Spin-Off and (5) specified administrative services to be provided by us to certain of IDT’s foreign subsidiaries. We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, for operating as a separate public company. Several of the costs included in this estimate are preliminary and may vary from our assumptions. A significant portion of these functions will be provided by IDT pursuant to the Distribution and Separation Agreement with IDT.

In addition, we entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers may reduce the demand for natural gas and electricity, respectively. Natural gas revenues typically increase in the second and third fiscal quarters due to increased heating demands and electricity revenues typically increase in the fourth and first fiscal quarters due to increased air conditioning use. Approximately 80% and 81% of IDT Energy’s natural gas revenues were generated in the second and third quarters of fiscal 2011 and fiscal 2010, respectively, when demand for heating is highest. Although the demand for electricity is not as seasonal as natural gas, approximately 57% and 56% of IDT Energy’s electricity revenues were generated in the first and fourth quarters of fiscal 2011 and fiscal 2010, respectively. As a result, our revenues and operating income are subject to material seasonal variations, and the quarterly financial interim results are not necessarily indicative of the estimated financials results for a full fiscal year.

Concentration of Customers and Associated Credit Risk

IDT Energy reduces its customer credit risk through its participation in purchase of receivable (“POR”) programs for a significant portion of its receivables. Under these programs, utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies. We monitor the timely collections from our significant utility companies in an effort to reduce our credit risk.

The following table summarizes the percentage of consolidated revenues from utility companies that equal or exceed 10% of our consolidated revenues in the period presented (no other single customer accounted for more than 10% of our consolidated revenues in these periods):

	Three Months Ended October 31, 2011
	2011	2010

Con Edison	64%	67%
National Grid USA	13%	15%

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility companies that equal or exceed 10% of our consolidated gross trade accounts receivable at October 31, 2011 and July 31, 2011:

	At
	October 31, 2011	July 31, 2011

Con Edison	39.6%	63.3%
National Grid USA	14.1%	12.0%
National Grid dba Keyspan	10.5%	3.8%

Investment in American Shale Oil, LLC

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

Pursuant to the AMSO, LLC Second Amended and Restated Limited Liability Company Agreement as of March 2, 2009 (or the LLC Agreement), AMSO has agreed to fund 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million.  AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of the R&D lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funding by Total S.A. (“Total”). Through October 31, 2011, AMSO allocated 20% of the net loss of AMSO, LLC, which is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, of which, as of October 31, 2011, $9.9 million has been satisfied. However, AMSO remains obligated to fund its share of the expenditures it approves beyond this investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012, which is expected to be approved, is currently estimated at $3.4 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

Total can increase AMSO’s initial required funding commitment of $10.0 million up to an additional $8.75 million if Total notifies AMSO of its commitment to continue to fund the pilot test up to an agreed upon commitment level. To date, AMSO has not received such notification from Total.  Additionally, even if AMSO were to withdraw its interest in AMSO, LLC, it will remain liable for its share of expenditures for safety and environmental preservation related to events occurring prior to its withdrawal.

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

At October 31, 2011, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $0.4 million. Our estimated maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at October 31, 2011 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: cumulative capital contributions to AMSO, LLC	(9.8)
Plus: investment in AMSO, LLC	0.2
Estimated maximum additional exposure to loss	$0.4

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Information Statement on Form 10, which includes our financial statements for fiscal 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Information Statement on Form 10, as filed with the SEC.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

IDT Energy Segment

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Revenues:
Electric	$38.9	$36.6	$2.3	6.3%
Natural gas	6.9	6.8	0.1	1.7
Total revenues	45.8	43.4	2.4	5.6
Direct cost of revenues	29.0	28.7	0.3	1.3
Gross profit	16.8	14.7	2.1	14.0
Selling, general and administrative	8.8	5.9	2.9	47.7
Income from operations	$8.0	$8.8	$(0.8)	(8.9)%

Revenues. IDT Energy’s electricity revenues increased in the three months ended October 31, 2011 compared to the same period in fiscal 2011 as a result of an increase in consumption, partially offset by decrease in the average rate charged to customers. Electric consumption increased 16.5%, and the average electric rate charged to customers decreased 8.7% in the three months ended October 31, 2011 compared to the same period in fiscal 2011. The decrease in the average electric rate charged to customers was primarily the result of a decrease in the underlying commodity cost. The increase in electric consumption was the result of an increase in meters served.

IDT Energy's natural gas revenues increased in the three months ended October 31, 2011 compared to the same period in fiscal 2011 primarily due to slight increases in both the average rate charged to customers and in consumption. The average natural gas rate charged to customers increased 1.0% and natural gas consumption increased 0.8% in the three months ended October 31, 2011 compared to the same period in fiscal 2011. The increase in natural gas consumption was primarily the result of an increase in meters served, partially offset by a decrease in consumption per meter.

As of October 31, 2011, IDT Energy’s customer base consisted of approximately 428,000 meters (245,000 electric and 183,000 natural gas) compared to 405,000 meters (232,000 electric and 173,000 natural gas) as of July 31, 2011 and 365,000 meters (207,000 electric and 158,000 natural gas) as of October 31, 2010.

Gross meter acquisitions in the three months ended October 31, 2011 were 93,000 compared to 42,000 in the same period in fiscal 2011. The new meter acquisitions in the three months ended October 31, 2011 were partially offset by customer churn, which resulted in net gains of approximately 22,000 meters since July 31, 2011. Average monthly churn increased from 4.7% in the three months ended October 31, 2010 to 6.1% in the three months ended October 31, 2011 in part due to the impact of the recent acceleration in customer acquisitions as new customers tend to churn at a higher initial rate than long-term customers.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are a useful metric for evaluating the consumption profile of IDT Energy’s customer base. The 17.3% RCE increase at October 31, 2011 compared to October 31, 2010 reflects primarily the increase in meters served as well as, to a lower degree, a shift in IDT Energy’s customer base to customers with higher consumption per meter as a result of targeted customer acquisition programs.

	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010
	(in thousands)
RCEs at end of fiscal quarter:
Electricity customers	144	136	119	124	122	117
Natural gas customers	101	99	94	91	87	88
Total RCEs	245	235	213	215	209	205

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $23.5 million and $23.6 million in the three months ended October 31, 2011 and 2010, respectively, and the cost of natural gas of $5.6 million and $5.0 million in the three months ended October 31, 2011 and 2010, respectively. Direct cost of revenues for electricity decreased slightly in the three months ended October 31, 2011 compared to the same period in fiscal 2011 as the 14.8% decrease in the average unit cost was pertially offset by an increase of 16.5% in consumption. Direct cost of revenues for natural gas increased in the three months ended October 31, 2011 compared to the same period in fiscal 2011 primarily due to the 10.3% increase in the average unit cost.

Gross margins in IDT Energy increased to 36.7% in the three months ended October 31, 2011 compared to 34.0% in the same period in fiscal 2011. Comprising these figures were gross margins on electricity sales, which increased to 39.7% in the three months ended October 31, 2011 from 35.3% in the same period in fiscal 2011, as the cost of the underlying commodity declined more sharply compared to the decrease in average rate charged to customers. Gross margins on natural gas sales decreased to 19.6% in the three months ended October 31, 2011 from 26.5% in the same period in fiscal 2011. Gross margins on natural gas declined due to increased pipeline costs in selected territories that were not fully recovered in rates during the period.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2011 as compared to the same period in fiscal 2011 was due to increases in customer acquisition costs and marketing costs, which increased an aggregate of $2.5 million. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired. Marketing costs increased as a result of the expansion into new territories. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 13.7% in the three months ended October 31, 2010 to 19.1% in the three months ended October 31, 2011 because of the significant increase in costs related to customer acquisitions mentioned above.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
General and administrative	$0.6	$0.2	$0.4	177.8%
Research and development	1.5	1.7	(0.2)	(11.2)
Equity in the net loss of AMSO, LLC	1.2	0.8	0.4	47.0
Loss from operations	$(3.3)	$(2.7)	$(0.6)	(20.4)%

General and Administrative. The increase in general and administrative expenses in the three months ended October 31, 2011 as compared to the same period in fiscal 2011 was due primarily to increases in payroll costs and travel.

Research and Development.  Research and development expenses in the three months ended October 31, 2011 and 2010 were entirely related to the operations of IEI in Israel. IEI began its resource appraisal study in the third quarter of calendar 2009, and which was completed in the first quarter of fiscal 2012. The results from the appraisal program support our previously expressed views on the excellent commercial potential of the oil shale in the Shfela basin.  The findings from across the license area are consistent with previous estimates of oil equivalent in place within the Basin and indicate that the oil shale deposit is well suited for commercial development.

IEI is continuing permitting, design and other preparatory work required prior to pilot plant construction and subsequent pilot test operations.  The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource.  The basic design of the pilot plant has been completed, and detailed engineering work has begun.  Drilling and construction is scheduled to begin in calendar 2012 if not delayed by permitting, regulatory action or pending litigation.  Pilot test operations could begin as early as calendar 2013. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next two to three years.

Equity in the Net Loss of AMSO,LLC. AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. In the three months ended October 31, 2011, AMSO, LLC made late-stage preparations for its pilot test including well drilling and installation of down-hole instrumentation.  The pilot test could begin as early as December barring permitting or operational delays.  The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

AMSO’s equity in the net loss of AMSO, LLC increased in the three months ended October 31, 2011 compared to the same period in fiscal 2011 as a result of the increase in AMSO, LLC’s net loss to $6.0 million in the three months ended October 31, 2011 from $4.1 million in the three months ended October 31, 2010. AMSO, LLC’s net loss increased primarily as a result of the substantial increase in the costs associated with the pilot test.

Corporate

	Three months ended October 31,		Change
	2011	2010	$	%
		(in millions)
General and administrative expenses and loss from operations	$0.7	$0.2	$0.5	259.4%

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees and other corporate-related general and administrative expenses.

The increase in general and administrative expenses in the three months ended October 31, 2011 as compared to the same period in fiscal 2011was due primarily to increases in compensation, consulting fees and stock-based compensation.

We expect that now that the Spin-Off has been completed, general and administrative expenses will increase significantly compared to periods prior to the Spin-Off, as we expect to incur additional costs for operating as a separate public company.

Consolidated

The following is a discussion of our consolidated income and expense line items below income from operations.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Income from operations	$4.0	$5.8	$(1.8)	(32.0)%
Interest expense and financing fees, net	(0.6)	(0.4)	(0.2)	(22.6)
Other (expense) income, net	(0.8)	0.2	(1.0)	nm
Provision for income taxes	(1.6)	(2.9)	1.3	45.3
Net income	1.0	2.7	1.7	61.9%
Net loss attributable to noncontrolling interests	0.9	0.0	0.9	nm
Net income attributable to Genie	$1.9	$2.7	$(0.8)	(29.0)%

nm—not meaningful

Interest Expense and Financing Fees, net. The increase in interest expense and financing fees, net in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was due to an increase in finance charges under the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, as well as an increase in other interest expense. The BP finance charges increased to $0.6 million in the three months ended October 31, 2011 compared to $0.4 million in the similar period in fiscal 2011.

Other (Expense) Income, net.  Other expense, net in the three months ended October 31, 2011 consisted primarily of a $0.45 million charge related to the estimated loss resulting from the bankruptcy of MF Global.  Other income, net in the three months ended October 31, 2011 was due primarily to foreign currency transaction gains.

On October 31, 2011, MF Global, our former clearing broker, filed for bankruptcy protection.  On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply.  Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate.  In November 2011 we transferred our securities to an alternative clearing broker.  The estimated loss of $0.45 million is based on management’s best estimate of the unrecoverable amount from MF Global. As of October 31, 2011, $1.2 million is included in ‘Other current assets’ on our balance sheet, as such cash was not readily available for withdrawal. We believe that the $1.2 million due from the bankrupt broker is collectible. As facts become clearer, we will adjust the recoverable amount accordingly.

Provision for Income Taxes.  The provision for income taxes in the three months ended October 31, 2011 decreased compared to the similar period in fiscal 2011 due primarily to a decrease in pre-tax income. In the three months ended October 31, 2011 and 2010, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented on a separate tax return basis.

Net Loss Attributable to Noncontrolling Interests. The majority of the increase in the net loss attributable to noncontrolling interests in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 relates to 100% of the net loss incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net losses incurred by CCE have been attributed to noncontrolling interests. CCE’s net loss in the three months ended October 31, 2011 of $0.6 million related primarily to sales commissions for customer acquisitions as CCE attempts to grow its customer base.

The remainder of the increase in the net loss attributable to noncontrolling interests in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was mostly due to increases in the noncontrolling interests’ share of a portion of the net losses of IEI.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, operational funding from IDT. We currently expect that the balance of cash and cash equivalents and restricted cash that we held as of October 31, 2011 of $92.5 million and the $11.9 million that we received from IDT in the second fiscal quarter of fiscal 2012 as well as cash from operating activities will be sufficient to meet our currently anticipated working capital requirements and our investments in our Genie Oil and Gas segment for at least the next twelve months.

As of October 31, 2011, we had working capital (current assets less current liabilities) of $115.9 million. As of October 31, 2011, IDT had letters of credit in the amount of $3.0 million that serves as collateral to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. We are in the process of transferring these letters of credit from IDT to Genie.

In the three months ended October 31, 2011 and 2010, IDT allocated aggregate charges of $3.8 million and $6.1 million, respectively, to us for payroll, benefits, insurance, facilities and other expenses, which were included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations. The allocated amounts also include charges for utilizing the net operating loss of IDT, as we were included in IDT’s consolidated federal income tax return in all periods though October 31, 2011.

The service agreements between IDT and us include additional services to be provided, on an interim basis, as a separate publicly-traded company. Such services include transitional services relating to human resources and employee benefits administration, finance, accounting, tax, internal audit, facilities, investor relations, legal and other administrative services. Charges for these additional services were not included in our historical consolidated financial statements since they were not applicable for periods that we were not a separate public company. We estimate that the additional costs (including for services to be provided by IDT and others) related to being a publicly-traded company and being separated from IDT, will be approxiamtely $1.5 million quarterly, including stock-based compensation.  Several of the costs included in this estimate are preliminary and may vary from our assumptions.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Pilot test drilling and construction is scheduled to begin in calendar 2012 if not delayed by permitting, regulatory action or pending litigation. Pilot test operations could begin as early as calendar 2013. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through sales of equity interests in IEI. Finally, we may finance our operations through sales of equity interests in GOGAS or the Company. We expect IEI’s pilot test to require investments of approximately $25 million to $30 million over the next two to three years.

	Three months ended October 31,
	2011	2010
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(0.9)	$2.0
Investing activities	(2.0)	(1.5)
Financing activities	71.4	11.5
Increase in cash and cash equivalents	$68.5	$12.0

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE is a consolidated variable interest entity. We provided CCE with all of the cash required to fund its operations. IDT also provided CCE with letters of credit to secure CCE’s obligations. In the three months ended October 31, 2011, we provided CCE with net funding of $2.2 million in order to finance its operations. The funding for the remainder of fiscal 2012 has not yet been determined as it depends on CCE’s success in acquiring new customers and maintaining its existing customers. We do not own any interest in CCE and we have no contractual obligation to fund CCE, however we currently intend to continue funding CCE’s operations. We provide CCE with support services for which we charge CCE the cost of providing the services plus an 18% mark-up. We provide the funding to enable CCE to develop and grow its operations, such that in the future CCE will repay our investment and pay the mark-up as well as continue as a customer of our support services. There are no other arrangements that would require us to provide CCE with additional financial support. We determined that we have the power to direct the activities of CCE that most significantly impact CCE’s economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE with our IDT Energy segment.

We are subject to audits in various jurisdictions for various taxes, including income tax, utility excise tax, and sales and use tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008 and (3) New York State sales and use tax for the period from September 1, 2004 through May 31, 2007. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through October 31, 2011 is an additional $7.7 million. As of October 31, 2011, we have accrued $3.9 million for the New York City utility tax audit and $2.4 million related to New York State income tax and New York State sales and use tax audits. We believe that our reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. IDT Energy’s reasonably possible exposure related to the New York State income tax and New York State sales and use tax audits range from nil to $4.2 million. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

We are no longer eligible to utilize IDT’s net operating loss to offset our taxable income for periods following the Spin-Off and, as a result, will likely have to pay our federal income taxes to the IRS instead of the related payments to IDT.

On November 3, 2011, we granted our employees and directors 186 thousand restricted shares of our Class B common stock and 356 thousand options to purchase shares of our Class B common stock. In addition, on November 3, 2011, we granted nonemployee individuals that provide us services, 52 thousand restricted shares of our Class B common stock and 52 thousand options to purchase shares of our Class B common stock. The restricted shares and options vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield.

Investing Activities

Our capital expenditures were $0.1 million in the three months ended October 31, 2011 compared to less than $0.1 million in the three months ended October 31, 2010. We currently anticipate that total capital expenditures for all of our divisions for the year ending July 31, 2012 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at October 31, 2011.

In the three months ended October 31, 2011 and 2010, cash used for capital contributions to AMSO, LLC was $2.0 million and $1.1 million, respectively. Our invstments in research and development activities in both IEI and in our interest in the net loss of AMSO, LLC are fully expensed.

Restricted cash and cash equivalents decreased $0.1 million in the three months ended October 31, 2011 and increased $0.4 million in the three months ended October 31, 2010. The increase in the three months ended October 31, 2010 was primarily due to the increase in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP.

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have POR programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. We are in compliance with such covenants. As of October 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $19.8 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $9.3 million as of October 31, 2011.

Financing Activities

On December 8, 2011, our Board of Directors declared a cash dividend of $0.05 per share to be paid on January 5, 2012 to shareholders of record at the close of business on December 22, 2011 of our Class A common stock and Class B common stock. The aggregate dividend payment is expected to be approximately $1.1 million. We currently intend to pay a dividend of approximately $1.1 million, on a quarterly basis, subject to the approval of our Board of Directors.

Also on December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of shares of our Class B common stock at an aggregate of amount of up to $20 million. To date, no repurchases have been made and $20 million remained available for future repurchase under the stock repurchase program.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to us; of which $70.3 million was received in cash in October 2011, and the balance of $11.9 million was received in the second quarter of fiscal 2012. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

During all periods presented, IDT, our parent company, provided us with cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, where necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the three months ended October 31, 2011 and 2010, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $1.1 million and $11.5 million, respectively.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $20.5 million at October 31, 2011 from $26.3 million at July 31, 2011 reflecting collections and the seasonal decrease in its revenues in the month of October 2011 compared to the month of July 2011.

Inventory of natural gas increased to $4.8 million at October 31, 2010 from $2.8 million at July 31, 2011 due to accululation of natural gas in anticipation of the winter heating season, which utilizes higher gas consumption.

Contractual Obligations

The following tables quantify our future contractual obligations as of October 31, 2011:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
IDT Energy’s forward contracts (1)	$2.2	$2.2	$—	$—	$—
Commitment to invest in AMSO, LLC (2)	0.1	0.1	—	—	—
Purchase obligations	0.4	0.4	—	—	—
Operating leases	0.6	0.2	0.4	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$3.3	$2.9	$0.4	$—	$—

(1)
At October 31, 2011, the net fair value of IDT Energy’s forward contracts was $59,000 which was included in “Other current assets” and $341,000 which was included in “Other current liabilities” in the consolidated balance sheet.

(2)
AMSO’s total committed investment in AMSO, LLC is subject to certain exceptions where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the arrangements with respect to our investment in AMSO, LLC and the following.

As of October 31, 2011, IDT had restricted cash and cash equivalents of $3.0 million that serve as collateral to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

In connection with our Spin-Off in October 2011, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of ours with respect to any taxable period, and we indemnify IDT from all liability for taxes of us with respect to any taxable period, including, without limitation, the ongoing tax audits related to our business.

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, an accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards was issued. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. We are required to adopt this standard update on February 1, 2012. We are evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2011, an accounting standard update to simplify how an entity tests goodwill for impairment was issued. The amendments in the update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We are required to adopt this standard update on August 1, 2012. The adoption of this standard update will not impact our financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended October 31, 2011 had remained the same as in the three months ended October 31, 2010, our gross profit from electricity sales would have decreased by $0.4 million in the three months ended October 31, 2011 and our gross profit from natural gas sales would have increased by $0.5 million in that period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. These contracts and options do not qualify for hedge accounting, and the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding contracts and options as of October 31, 2011 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From November 2011 to March 2012	162,080 MWh
Natural gas	From December 2011 to March 2012	4,200,000 Dth

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in our Information Statement on Form 10 for the year ended July 31, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases of shares were made during the quarter ended October 31, 2011. The maximum amount that may be used to purchase the Company’s stock under the Company’s repurchase program is $20 million.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Removed and reserved

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

December 15, 2011	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

December 15, 2011	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer