Form 10-QT
period 2011-12-31
Genie Energy Ltd.
filed 2012-03-15
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FIVE-MONTH PERIOD ENDED DECEMBER 31, 2011

Commission File Number: 1-35327

GENIE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 10, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	21,408,638 shares outstanding

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	July 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$102,220	$23,876
Restricted cash	591	164
Trade accounts receivable, net of allowance for doubtful accounts of $130 at December 31, 2011 and July 31, 2011	23,959	26,124
Due from IDT Corporation	—	4,266
Inventory	4,067	2,756
Prepaid expenses	3,953	2,157
Deferred income tax assets—current portion	3,081	1,019
Other current assets	1,626	245

Total current assets	139,497	60,607
Property, plant and equipment, net	446	335
Goodwill	3,663	3,663
Deferred income tax assets—long-term portion	2,026	1,795
Other assets	2,309	1,006

Total assets	$147,941	$67,406

Liabilities and equity
Current liabilities:
Trade accounts payable	$12,929	$16,537
Accrued expenses	9,152	7,474
Income taxes payable	2,624	1,663
Dividends payable	1,148	—
Due to IDT Corporation	757	—
Other current liabilities	1,032	151

Total current liabilities	27,642	25,825

Contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at December 31, 2011 and July 31, 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 21,382 and 21,109 shares issued and outstanding at December 31, 2011 and July 31, 2011, respectively	214	211
Additional paid-in capital	92,321	11,577
Accumulated other comprehensive (loss) income	(137)	357
Retained earnings	34,924	35,225

Total Genie Energy Ltd. stockholders’ equity	127,338	47,386

Noncontrolling interests:
Noncontrolling interests	(6,039)	(4,805)
Receivable for issuance of equity	(1,000)	(1,000)

Total noncontrolling interests	(7,039)	(5,805)

Total equity	120,299	41,581

Total liabilities and equity	$147,941	$67,406

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Five Months Ended December 31,
	2011	2010
	(in thousands, except per share data)
Revenues	$76,783	$74,877
Direct cost of revenues	52,476	53,422

Gross profit	24,307	21,455

Operating expenses and losses:
Selling, general and administrative (i)	17,836	11,196
Research and development	2,648	3,045
Equity in the net loss of AMSO, LLC	2,095	1,658

Income from operations	1,728	5,556
Interest expense and financing fees, net	(1,319)	(803)
Other (expense) income, net	(61)	344

Income before income taxes	348	5,097
Provision for income taxes	(616)	(4,181)

Net (loss) income	(268)	916
Net loss attributable to noncontrolling interests	1,115	815

Net income attributable to Genie Energy Ltd.	$847	$1,731

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.04	$0.09

Diluted	$0.04	$0.08

Weighted-average number of shares used in calculation of earnings per share:
Basic	20,366	20,365

Diluted	22,497	22,342

Dividends declared per common share	$0.05	$—

(i) Stock-based compensation included in selling, general and administrative expense	$630	$800

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Five Months Ended December 31,
	2011	2010
	(in thousands)
Net (loss) income	$(268)	$916
Other comprehensive loss:
Foreign currency translation adjustments	(613)	(632)

Comprehensive (loss) income	(881)	284
Comprehensive loss attributable to noncontrolling interests	1,234	836

Comprehensive income attributable to Genie Energy Ltd.	$353	$1,120

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Five Months Ended December 31,
	2011	2010
	(in thousands)

Net (loss) income	$(268)	$916
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	15	11
Provision for doubtful accounts receivable	—	66
Deferred income taxes	(1,253)	(183)
Stock-based compensation	630	800
Equity in the net loss of AMSO, LLC	2,095	1,658
Change in assets and liabilities:
Trade accounts receivable	2,082	1,234
Inventory	(1,311)	(816)
Prepaid expenses	(1,795)	(914)
Other current assets and other assets	(2,675)	(312)
Trade accounts payable, accrued expenses and other current liabilities	(1,595)	(1,518)
Due to IDT Corporation	757	—
Income taxes payable	961	(806)

Net cash (used in) provided by operating activities	(2,357)	136

Investing activities
Capital expenditures	(134)	(45)
Capital contributions to AMSO, LLC	(2,040)	(2,514)
Changes in restricted cash	(428)	(37)

Net cash used in investing activities	(2,602)	(2,596)

Financing activities
Funding provided by IDT Corporation, net	1,120	10,098
Proceeds from sales of stock of subsidiary	—	10,000
Capital contribution from IDT Corporation in connection with the spin-off	82,183	—

Net cash provided by financing activities	83,303	20,098

Net increase in cash and cash equivalents	78,344	17,638
Cash and cash equivalents at beginning of period	23,876	13,142

Cash and cash equivalents at end of period	$102,220	$30,780

Supplemental schedule of non-cash financing activities
Receivable for issuance of equity of subsidiary	$—	$1,000

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the five months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at July 31, 2011 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

On January 30, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from July 31 to December 31. This change will better align the Company’s financial reporting with its operational and budgeting cycle and with other industry participants. The Company is reporting the results for its five-month transitional period from August 1, 2011 to December 31, 2011 in this Transition Report on Form 10-Q. Going forward, the Company’s fiscal quarters will end on the last day of March, June, September and December each year.

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

Sales of excess electricity purchases back to the NYISO (New York Independent System Operator, Inc.) of $2.9 million in the five months ended December 31, 2010, previously included in revenues, have been reclassified as a reduction of direct cost of revenues in the consolidated statements of operations to conform to the current presentation.

The Company’s Spin-Off

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT and became an independent public company through a pro rata distribution of the Company’s common stock to IDT’s stockholders (the “Spin-Off”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every share of IDT’s Class A common stock held of record on October 21, 2011 (the “Record Date”), and (ii) one share of the Company’s Class B common stock for every share of IDT’s Class B common stock held of record on the Record Date. On October 28, 2011, 1.6 million shares of the Company’s Class A common stock, and 21.1 million shares of the Company’s Class B common stock were issued and outstanding.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to the Company. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

The Company entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and IDT to facilitate the Company’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by IDT to the Company following the Spin-Off and (5) specified administrative services to be provided by the Company to certain of IDT’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers will reduce the demand for natural gas and electricity, respectively. Natural gas revenues typically increase in the first quarter due to increased heating demands, and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 53% of IDT Energy’s natural gas revenues were generated in the first quarter of 2011 and 2010, respectively, when demand for heating is highest. Although the demand for electricity is not as seasonal as natural gas, approximately 35% and 36% of IDT Energy’s electricity revenues were generated in the third quarter of 2011 and 2010, respectively. As a result, the Company’s revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at December 31, 2011 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$446	$—	$—	$446

Liabilities:
Derivative contracts	$938	$—	$—	$938

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts are valued using quoted market prices. These derivatives consist of natural gas and electricity put and call options in which the underlying asset is a forward contract, which are classified as Level 1.

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Five Months Ended December 31, 2011
	2011	2010
	(in thousands)
Balance, beginning of period	$(101)	$(200)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	60	(280)
Included in earnings in “Selling, general and administrative” expense	41	(500)

Balance, end of period	$—	$(980)

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$60	$(280)

Included in earnings in “Selling, general and administrative” expense	$—	$(500)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the five months ended December 31, 2011 and 2010.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At December 31, 2011 and July 31, 2011, the carrying value of the Company’s financial instruments included in due from IDT Corporation, inventory, prepaid expenses, deferred income tax assets, other current assets, accrued expenses, income taxes payable, dividends payable, due to IDT Corporation, and other current liabilities approximate fair value because of the short period of time to maturity.

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

The summarized volume of IDT Energy’s outstanding contracts and options as of December 31, 2011 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From January 2012 to March 2012	72,960 MWh
Natural gas	From February 2012 to March 2012	3,000,000 Dth

The Company’s subsidiary, GOGAS, issued an option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	December 31, 2011	July 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$446	$67

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	December 31, 2011	July 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$938	$3
GOGAS warrants	Other current liabilities	—	41
GOGAS stock option	Other current liabilities	—	60

Total liability derivatives		$938	$104

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of (Gain) Loss Recognized on Derivatives

		Five Months Ended December 31,
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives	2011	2010
		(in thousands)
Energy contracts and options	Direct cost of revenues	$1,326	$(104)
GOGAS warrants	Selling, general and administrative expense	(41)	—
GOGAS stock option	Other (expense) income, net	(60)	—
GEIC stock option	Other (expense) income, net	—	280

Total		$1,225	$176

At December 31, 2011 and July 31, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, the Company transferred its hedging securities to an alternative clearing broker. The Company recognized a $0.45 million loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of December 31, 2011, the remaining balance of $0.35 million is included in ”Other current assets” in the Company’s consolidated balance sheet, as such cash was not readily available for withdrawal. The Company believes that the $0.35 million due from the bankrupt broker is collectible.

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of December 31, 2011, the cumulative contributions of AMSO and Total to AMSO, LLC were $49.3 million. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC, which is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC:

	Five Months Ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$(630)	$666
Capital contributions	2,040	2,514
Equity in the net loss of AMSO, LLC	(2,095)	(1,658)

Balance, end of period	$(685)	$1,522

At December 31, 2011 and July 31, 2011, the investment in AMSO, LLC is included in the consolidated balance sheet in “Accrued expenses.”

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, of which, as of December 31, 2011, $9.9 million has been invested. However, AMSO remains obligated to fund its share of the expenditures it approves beyond this investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.4 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

Total can increase AMSO’s initial required funding commitment of $10.0 million up to an additional $8.75 million if Total notifies AMSO of its commitment to continue to fund the pilot test up to an agreed upon commitment level. To date, AMSO has not received such notification from Total. Additionally, even if AMSO were to withdraw its interest in AMSO, LLC, it will remain liable for its share of expenditures for safety and environmental reclamation related to events occurring prior to its withdrawal.

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain situations, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

At December 31, 2011, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $3.4 million, based on AMSO, LLC’s 2012 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above.

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Five Months Ended December 31,
	2011	2010
	(in thousands)
Operating expenses:
General and administrative	$248	$336
Research and development	9,156	7,955

Total operating expenses	9,404	8,291

Loss from operations and net loss	$(9,404)	$(8,291)

Note 5—Equity

Changes in the components of equity were as follows:

	Five Months Ended December 31, 2011
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2011	$47,386	$(5,805)	$41,581
Dividends declared ($0.05 per share)	(1,148)	—	(1,148)
Stock-based compensation	671	—	671
Capital contribution from IDT in connection with the Spin-Off	82,183	—	82,183
Forgiveness of the amount due from IDT in connection with the Spin-Off	(2,107)	—	(2,107)
Comprehensive income (loss):
Net income (loss)	847	(1,115)	(268)
Other comprehensive loss	(494)	(119)	(613)

Comprehensive income (loss)	353	(1,234)	(881)

Balance, December 31, 2011	$127,338	$(7,039)	$120,299

Dividend and Stock Repurchase Program

On December 8, 2011, the Board of Directors of the Company declared a cash dividend of $0.05 per share that was paid on January 5, 2012 to shareholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividend payment was $1.1 million.

On March 7, 2012, the Board of Directors of the Company declared a cash dividend of $0.033 per share that will be paid on April 3, 2012 to shareholders of record at the close of business on March, 26, 2012 of the Company’s Class A common stock and Class B common stock. The dividend is for the two-month stub period (November and December 2011) and represents a pro-rated dividend of 2/3rd of the normal quarterly dividend. The aggregate dividend payment is expected to be approximately $0.8 million. Currently, the Company intends to continue to pay a quarterly dividend of $0.05 per share on its Class A common stock and Class B common stock, subject to the approval of the Company‘s Board of Directors.

Also on December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of shares of the Company’s Class B common stock up to an aggregate of $20 million. To date, no repurchases have been made and $20 million remains available for future repurchases under the stock repurchase program.

2011 Stock Option and Incentive Plan

The Company adopted its 2011 Stock Option and Incentive Plan (“Incentive Plan”) which is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Incentive Plan may include restricted stock, stock options, stock appreciation rights, limited rights, and deferred stock units. The Incentive Plan is administered by the Company’s Compensation Committee. At December 31, 2011, the Company had 0.5 million shares of Class B common stock available for awards under its Incentive Plan.

Stock-Based Compensation

On November 3, 2011, the Company granted its employees and directors 186 thousand restricted shares of the Company’s Class B common stock and 356 thousand options to purchase shares of the Company’s Class B common stock. In addition, on November 3, 2011, the Company granted nonemployee individuals that provide services to the Company, 52 thousand restricted shares of the Company’s Class B common stock and 52 thousand options to purchase shares of the Company’s Class B common stock. The restricted shares and options, which were granted under the Company’s Incentive Plan, vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant. The Company recognized compensation cost related to the vesting of these shares and options of $0.2 million in the five months ended December 31, 2011.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to the Company’s restricted shares at December 31, 2011 was $2.6 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.5 million and nil in the five months ended December 31, 2011 and 2010, respectively.

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

In October 2009, GEIC granted common stock representing 0.5% of its outstanding shares at the time to a consultant for consulting services through July 2011. The share award vested over the related service period. In the five months ended December 31, 2010, the Company recorded stock-based compensation of $0.3 million relating to this grant.

Variable Interest Entity

In 2011, an employee of IDT incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company provided CCE with substantially all of the cash required to fund its operations, and IDT provided CCE with letters of credit to secure CCE’s obligations. The Company determined that at the present time it has the power to direct the activities of CCE that most significantly impact CCE’s economic performance and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE with its IDT Energy segment.

The Company does not own any interest in CCE and thus the net loss incurred by CCE in the five months ended December 31, 2011 of $0.7 million has been attributed to noncontrolling interests in the accompanying consolidated statements of operations. While the Company has no contractual obligation to fund CCE, the Company currently intends to continue funding CCE’s operations. The Company provides CCE with support services for which it charges CCE the cost of providing the services plus an 18% mark-up, and the Company may terminate the agreement with CCE at its convenience upon 30 days’ notice. The Company provides the funding to enable CCE to develop and grow its operations, such that in the future CCE will repay the Company’s investment and pay the mark-up as well as continue as a customer of the Company’s support services. There are no other arrangements that would require the Company to provide CCE with additional financial support. In the five months ended December 31, 2011, the Company provided CCE with net funding of $2.5 million in order to finance its operations.

Summarized balance sheets of CCE are as follows:

	December 31, 2011	July 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$763	$345
Restricted cash	81	27
Trade accounts receivable	2,766	1,064
Prepaid expenses	70	26
Other current assets	413	170
Fixed assets, net	57	—
Other assets	282	215

Total assets	$4,432	$1,847

Liabilities and members’ interests
Trade accounts payable	$1,631	$864
Due to IDT Energy	5,820	3,291
Noncontrolling interests	(3,019)	(2,308)

Total liabilities and noncontrolling interests	$4,432	$1,847

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive. The earnings per share for the period prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during the period.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Five Months Ended December 31,
	2011	2010
	(in thousands)
Basic weighted-average number of shares	20,366	20,365
Effect of dilutive securities:
Non-vested restricted Class B common stock	2,131	1,977

Diluted weighted-average number of shares	22,497	22,342

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGAS for $10.0 million paid in cash. Also in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGAS for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015. In connection with this purchase, the entity affiliated with Lord Rothschild has a one time option through November 12, 2017 to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties. The number of shares issuable in such an exchange is not currently determinable. If this option is exercised, the shares issued by the Company may dilute the earnings per share in future periods.

Note 7—Related Party Transaction

Up until the Spin-Off, IDT, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. The allocated amounts also included charges for utilizing the net operating loss of IDT, as the Company was included in IDT’s consolidated federal income tax return in all periods though the date of the Spin-Off. In addition, IDT controlled the flow of the Company’s treasury transactions. Following the Spin-off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. In the five months ended December 31, 2011 and 2010, IDT charged the Company $4.6 million and $8.7 million, respectively, which was included in “Selling, general and administrative” expense in the consolidated statements of operations. The charge for five months ended December 31, 2011 included $0.8 million for services provided following the Spin-Off pursuant to the Transition Services Agreement.

Note 8—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss). There are no significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Five Months Ended December 31, 2011
Revenues	$76,783	$—	$—	$76,783
Income (loss) from operations	8,907	(5,476)	(1,703)	1,728
Research and development	—	2,648	—	2,648
Equity in the net loss of AMSO, LLC	—	2,095	—	2,095

Five Months Ended December 31, 2010
Revenues	$74,877	$—	$—	$74,877
Income (loss) from operations	11,739	(5,570)	(613)	5,556
Research and development	—	3,045	—	3,045
Equity in the net loss of AMSO, LLC	—	1,658	—	1,658

Note 9—Legal Proceedings

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. On April 29, 2011, the state attorney for Israel submitted its response on behalf of the named ministries and is defending the case on both the validity of the license and the planning procedure. The Court rejected the Union’s request for an injunction and scheduled a hearing on the case for October 29, 2012. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse effect on IEI’s oil shale venture.

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

Note 10—Contingencies

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including income tax and utility excise tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through December 31, 2011 is an additional $8.0 million. As of December 31, 2011, the Company had accrued $4.1 million for the New York City utility tax audit, $2.4 million related to New York State income tax audit, and $0.8 million for the New York State sales and use tax audit. The Company’s reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. The Company’s reasonably possible exposure related to the New York State income tax audit, above the amount that has been accrued, range from nil to $4.2 million. The Company’s reasonably possible liability related to the New York State sales and use tax audit, above the amount that has been accrued, range from nil to $1.1 million.

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

Letters of Credit

As of December 31, 2011, IDT had letters of credit outstanding for the benefit of the Company totaling $3.0 million. These letters of credit primarily expire by December 31, 2012. The letters of credit outstanding at December 31, 2011 were collateral issued by IDT to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Subsequent to December 31, 2011, the Company replaced these letters of credit with cash deposits with its vendors.

Other Contingencies

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. The Company is in compliance with such covenants. As of December 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $24.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $9.7 million as of December 31, 2011.

Note 11—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

On January 1, 2012, the Company adopted the accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of these amendments did not impact the Company’s financial position, results of operations or cash flows.

Also on January 1, 2012, the Company adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of these amendments did not impact the Company’s financial position, results of operations or cash flows.

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on January 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Transition Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended July 31, 2011 contained in our Registration Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

On January 30, 2012, our Board of Directors changed our fiscal year end from July 31 to December 31. This change will better align our financial reporting with our operational and budgeting cycle and with other industry participants. We are reporting the results for our five-month transitional period from August 1, 2011 to December 31, 2011 in this Transition Report on Form 10-Q. Going forward, our fiscal quarters will end on the last day of March, June, September and December each year.

Forward-Looking Statements

This Transition Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under “Risk Factors” in our Registration Statement on Form 10. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities Exchange Act of 1934, including our Registration Statement on Form 10, which included our consolidated financial statements for the year ended July 31, 2011.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of:

•	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Iniatives, Ltd., or IEI, our oil shale initiative in Israel.

Genie was incorporated in January 2011. References to us in the following discussion are made on a consolidated basis as if we existed and owned IDT Energy and Genie Oil and Gas in all periods discussed.

We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders (the “Spin-Off”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every share of IDT’s Class A common stock held of record on October 21, 2011 (the “Record Date”), and (ii) one share of our Class B common stock for every share of IDT’s Class B common stock held of record on the Record Date. On October 28, 2011, 1.6 million shares of our Class A common stock, and 21.1 million shares of our Class B common stock were issued and outstanding.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to us. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

We entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by us and IDT to facilitate our transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by IDT to us following the Spin-Off and (5) specified administrative services to be provided by us to certain of IDT’s foreign subsidiaries. We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, as a result of operating as a separate public company.

In addition, we entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers will reduce the demand for natural gas and electricity, respectively. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 53% of IDT Energy’s natural gas revenues were generated in the first quarter of 2011 and 2010, respectively, when demand for heating is highest. Although the demand for electricity is not as seasonal as natural gas, approximately 35% and 36% of IDT Energy’s electricity revenues were generated in the third quarter of 2011 and 2010, respectively. As a result, our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financials results for the full year.

Concentration of Customers and Associated Credit Risk

IDT Energy reduces its customer credit risk through its participation in purchase of receivable, or POR, programs for a significant portion of its receivables. Under these programs, utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies. We monitor the timely collections from our significant utility companies in an effort to reduce our credit risk.

The following table summarizes the percentage of consolidated revenues from utility companies that equal or exceed 10% of our consolidated revenues in the period presented (no other single customer accounted for more than 10% of our consolidated revenues in these periods):

	Five Months Ended December 31,
	2011	2010
Con Edison	52%	55%
National Grid USA	14%	16%

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility companies that equal or exceed 10% of our consolidated gross trade accounts receivable at December 31, 2011 and July 31, 2011:

	December 31, 2011	July 31, 2011
Con Edison	33.8%	63.3%
National Grid USA	17.2%	12.0%
National Grid dba Keyspan	11.1%	3.8%

Investment in American Shale Oil, LLC

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A., or Total. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC, which is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations. AMSO’s portion in the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, of which, as of December 31, 2011, $9.9 million has been invested. However, AMSO remains obligated to fund its share of the expenditures it approves beyond this investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.4 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain situations, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

At December 31, 2011, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $3.4 million, based on AMSO, LLC’s 2012 budget. Our maximum exposure to additional loss could increase based on the situations described above.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Registration Statement on Form 10, which includes our financial statements for the year ended July 31, 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form 10, as filed with the SEC.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Five Months Ended December 31, 2011 Compared to Five Months Ended December 31, 2010

IDT Energy Segment

	Five months ended December 31,		Change
	2011	2010	$	%
	(in millions)
Revenues:
Electric	$57.1	$53.0	$4.1	7.8%
Natural gas	19.7	21.8	(2.1)	(10.1)

Total revenues	76.8	74.8	2.0	2.5
Direct cost of revenues	52.5	53.4	(0.9)	(1.8)

Gross profit	24.3	21.4	2.9	13.3
Selling, general and administrative	15.4	9.7	5.7	58.5

Income from operations	$8.9	$11.7	$(2.8)	(24.1)%

Revenues. IDT Energy’s electricity revenues increased in the five months ended December 31, 2011 compared to the same period in 2010 as a result of an increase in consumption, partially offset by decrease in the average rate charged to customers. Electric consumption increased 18.6%, and the average electric rate charged to customers decreased 9.2%. The increase in electric consumption was the result of an increase in meters served coupled with an increase in the consumption per meter. The decrease in the average electric rate charged to customers was primarily the result of a decrease in the underlying commodity cost.

IDT Energy's natural gas revenues decreased in the five months ended December 31, 2011 compared to the same period in 2010 primarily due to unusually warm weather in November and December 2011 which reduced the need for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State was 22% warmer in November and December 2011 than in the same period in 2010. The warm weather caused decreases in both the average rate charged to customers and in consumption, which decreased 7.1% and 3.3%, respectively. The decline in demand for heat as well as increased domestic production of natural gas caused a decrease in the underlying natural gas cost, which allowed us to decrease the average natural gas rate charged to customers. The decline in the average natural gas rate charged to customers was also the result of discounted promotional rates for new customers. The decline in consumption was partially offset by an increase in meters served.

IDT Energy’s customer base as measured by meters served consisted of the following:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(in thousands)
Meters at end of quarter:
Electricity customers	254	247	224	210	208
Natural gas customers	184	183	172	167	160

Total meters	438	430	396	377	368

Gross meter acquisitions in the five months ended December 31, 2011 were 157,000 compared to 75,000 in the same period in 2010, which represented increases in meters served of 38.6% and 20.3% in the five months ended December 31, 2011 and 2010, respectively. The new meter acquisitions in the five months ended December 31, 2011 were partially offset by customer churn, which resulted in a net increase of 7.9% in meters served or net gains of approximately 32,000 meters since July 31, 2011. The new meter acquisitions in the five months ended December 31, 2010 were more than offset by customer churn, which resulted in a net decrease of 0.6% in meters served or a net loss of approximately 2,000 meters since July 31, 2010. Average monthly churn increased from 4.7% in the five months ended December 31, 2010 to 6.4% in the five months ended December 31, 2011 in part due to the impact of the recent acceleration in customer acquisitions as new customers tend to churn at a higher initial rate than long-term customers.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are a useful metric for evaluating the consumption profile of IDT Energy’s customer base. The 17.8% RCE increase at December 31, 2011 compared to December 31, 2010 reflects primarily the increase in meters served as well as, to a lesser degree, a shift in IDT Energy’s customer base to customers with higher consumption per meter as a result of targeted customer acquisition programs.

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(in thousands)
RCEs at end of quarter:
Electricity customers	153	142	135	119	123
Natural gas customers	95	100	99	89	88

Total RCEs	248	242	234	208	211

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $35.4 million and $37.0 million in the five months ended December 31, 2011 and 2010, respectively, and the cost of natural gas of $17.1 million and $16.4 million in the five months ended December 31, 2011 and 2010, respectively. Direct cost of revenues for electricity decreased 4.3% in the five months ended December 31, 2011 compared to the same period in 2010 as the 19.4% decrease in the average unit cost was partially offset by an increase of 18.6% in consumption. Direct cost of revenues for natural gas increased 3.9% in the five months ended December 31, 2011 compared to the same period in 2010 primarily due to the 7.5% increase in the average unit cost. The increase in the average unit cost of natural gas was due to increases in the per unit cost of pipeline, storage and transportation services in the five months ended December 31, 2011 compared to the same period in 2010 as a result of lower natural gas consumption. We purchase these services at the beginning of the heating season based on projected consumption, so the lower than expected natural gas consumption resulted in amortization of the amount purchased over a smaller number of units.

Gross margins in IDT Energy increased to 31.7% in the five months ended December 31, 2011 compared to 28.7% in the same period in 2010. Comprising these figures were gross margins on electricity sales of 38.1% in the five months ended December 31, 2011 compared to 30.3% in the same period in 2010 and gross margins on natural gas sales of 12.9% in the five months ended December 31, 2011 compared to 24.7% in the same period in 2010. Gross margins on electricity sales increased as the cost of the underlying commodity declined more sharply than the decrease in the average rate charged to customers. Gross margins on natural gas sales declined due to increased pipeline, storage and transportation costs in selected territories that were not fully recovered through rate increases during the period.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the five months ended December 31, 2011 compared to the same period in 2010 was primarily due to increases in customer acquisition costs and marketing costs, which increased an aggregate of $3.5 million, which represented 62.2% of the increase in selling, general and administrative expenses. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired. Marketing costs increased as a result of the expansion into new territories. In addition, sales and use tax expense, which is included in selling, general and administrative expenses, increased $0.9 million in the five months ended December 31, 2011 compared to the same period in 2010 primarily due to accruals related to ongoing tax audits. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 13.0% in the five months ended December 31, 2010 to 20.1% in the five months ended December 31, 2011 primarily because of the significant increase in costs related to customer acquisitions mentioned above.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Five months ended December 31,		Change
	2011	2010	$	%
	(in millions)
General and administrative	$0.8	$0.9	$(0.1)	(15.5)%
Research and development	2.6	3.0	(0.4)	(13.0)
Equity in the net loss of AMSO, LLC	2.1	1.7	0.4	26.4

Loss from operations	$(5.5)	$(5.6)	$(0.1)	(1.7)%

General and Administrative. General and administrative expenses in the five months ended December 31, 2011 decreased slightly compared to the same period in 2010 as increases in costs associated with our global business development efforts in 2011 were partially offset by a decrease in stock-based compensation expense.

Research and Development.  Research and development expenses in the five months ended December 31, 2011 and 2010 were primarily related to the operations of IEI in Israel. IEI completed its two-year resource appraisal study in the five months ended December 31, 2011. The results from the appraisal support our previously expressed views on the commercial potential of the oil shale in our Shfela basin license area. The findings from across the license area are consistent with previous estimates of oil equivalent in place within the Basin and indicate that the oil shale deposit is well suited for commercial development.

IEI made significant progress on the design and other preparatory work required prior to pilot plant construction, while continuing to work with regulatory authorities to obtain the permits required before pilot construction can begin. IEI expects that those permits will be issued during the current calendar year, and continues to plan for pilot test construction to begin late this year if not delayed by permitting, regulatory action or pending litigation. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource. The basic design of the pilot plant has been completed, and detailed engineering work has begun. Pilot test operations could begin as early as 2013, barring additional delays related to permitting, regulatory action or pending litigation. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next two to three years.

Equity in the Net Loss of AMSO, LLC. In the five months ended December 31, 2011, AMSO, LLC continued with late-stage preparations for its pilot test and received all permits required to begin operations including well drilling and installation of down-hole instrumentation. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC initiated a fully integrated commissioning test of the above and below ground facilities to determine whether they were ready for pilot test operations. The test showed certain details to the facilities that must be corrected prior to proceeding with the pilot test and identified weaknesses in certain diagnostic equipment. Fixes to all identified issues are in progress, and we expect to be able to proceed with the pilot as early as the spring of 2012. The equipment design and construction issues have no bearing on the underlying technology or ultimate success of the project. Rather, they are part of the normal process of research and development. Additional delays are possible before AMSO, LLC is able to operate its pilot test over a sustained period. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert its research, development and demonstration lease into a commercial lease.

AMSO’s equity in the net loss of AMSO, LLC increased in the five months ended December 31, 2011 compared to the same period in 2010 as a result of the increase in AMSO, LLC’s net loss to $9.4 million in the five months ended December 31, 2011 from $8.3 million in the five months ended December 31, 2010. AMSO, LLC’s net loss increased primarily as a result of the substantial increase in the costs associated with the pilot test. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Five months ended December 31,		Change
	2011	2010	$	%
	(in millions)
General and administrative expenses and loss from operations	$1.7	$0.6	$1.1	177.9%

The increase in general and administrative expenses in the five months ended December 31, 2011 as compared to the same period in 2010 was due primarily to increases in compensation, consulting fees and stock-based compensation.

We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, for operating as a separate public company. We therefore expect our general and administrative expenses to increase compared to periods prior to the Spin-Off because of these additional costs.

Consolidated

Selling, General and Administrative. In the five months ended December 31, 2011 and 2010, IDT allocated aggregate charges of $4.6 million and $8.7 million, respectively, to us for payroll, benefits, insurance, facilities and other expenses, which were included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations. The allocated amounts also include charges for utilizing the net operating loss of IDT, as we were included in IDT’s consolidated federal income tax return prior to the Spin-Off. The allocated amounts in 2011 included $0.8 million for services provided subsequent to the Spin-Off pursuant to the Transition Services Agreement with IDT.

On November 3, 2011, we granted our employees and directors 186 thousand restricted shares of our Class B common stock and 356 thousand options to purchase shares of our Class B common stock. In addition, on November 3, 2011, we granted nonemployee individuals that provide services to us, 52 thousand restricted shares of our Class B common stock and 52 thousand options to purchase shares of our Class B common stock. The restricted shares and options vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model. The fair value of the restricted shares was determined based on the closing price of our Class B common stock on the date of grant. We recognized compensation cost related to the vesting of these shares and options of $0.2 million in the five months ended December 31, 2011, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of our Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of our Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of our Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to our restricted shares at December 31, 2011 was $2.6 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $0.5 million and nil in the five months ended December 31, 2011 and 2010, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The following is a discussion of our consolidated income and expense line items below income from operations.

	Five months ended December 31,		Change
	2011	2010	$	%
	(in millions)
Income from operations	$1.7	$5.6	$(3.9)	(68.9)%
Interest expense and financing fees, net	(1.3)	(0.8)	(0.5)	64..3
Other (expense) income, net	(0.1)	0.3	(0.4)	nm
Provision for income taxes	(0.6)	(4.2)	3.6	(85.3)

Net (loss) income	(0.3)	0.9	(1.2)	(129.2)
Net loss attributable to noncontrolling interests	1.1	0.8	0.3	36.8

Net income attributable to Genie	$0.8	$1.7	$(0.9)	(51.1)%

nm—not meaningful

Interest Expense and Financing Fees, net. The increase in interest expense and financing fees, net in the five months ended December 31, 2011 compared to the similar period in 2010 was primarily due to an increase in finance charges under the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, as well as interest on the New York State sales and use tax accrual. The BP finance charges increased to $1.0 million in the five months ended December 31, 2011 compared to $0.8 million in the similar period in 2010. In addition, interest expense increased in the five months ended December 31, 2011 compared to the similar period in 2010 due to interest on the sales tax expense recorded by IDT Energy related to audits of prior periods.

Other (Expense) Income, net.  Other expense, net in the five months ended December 31, 2011 consisted primarily of a $0.45  million expense related to the estimated loss resulting from the bankruptcy of MF Global, partially offset by foreign currency transaction gains. Other income, net in the five months ended December 31, 2010 was due primarily to foreign currency transaction gains, partially offset by $0.3 million loss on GEIC stock option.

On October 31, 2011, MF Global, our former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, we transferred our hedging securities to an alternative clearing broker. We recognized a $0.45 million loss, relating to our cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of December 31, 2011, the remaining balance of $0.35 million is included in ”Other current assets” in our consolidated balance sheet, as such cash was not readily available for withdrawal. We believe that the $0.35 million due from the bankrupt broker is collectible. As facts become clearer, we will adjust the recoverable amount as necessary.

Provision for Income Taxes.  The provision for income taxes in the five months ended December 31, 2011 decreased compared to the similar period in 2010 due primarily to a decrease in pre-tax income. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis.

Net Loss Attributable to Noncontrolling Interests. The majority of the increase in the net loss attributable to noncontrolling interests in the five months ended December 31, 2011 compared to the similar period in 2010 relates to 100% of the net loss incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. CCE was not consolidated in our IDT Energy segment in the five months ended December 31, 2010. We do not have any ownership interest in CCE, therefore all net losses incurred by CCE have been attributed to noncontrolling interests. CCE’s net loss in the five months ended December 31, 2011 of $0.7 million related primarily to sales commissions for customer acquisitions as CCE attempts to grow its customer base.

The remainder of the increase in the net loss attributable to noncontrolling interests in the five months ended December 31, 2011 compared to the similar period in 2010 was mostly due to increases in the net losses of AMSO and IEI, which are included in the Genie Oil and Gas segment discussed above, and in the noncontrolling interests’ share of a portion of these net losses. The noncontrolling interests’ share of AMSO and IEI losses increased as a result of the November 2010 sales of an aggregate 5.5% interest in GOGAS.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, and operational funding from IDT. We currently expect that our operations in the next twelve months and the balance of cash, cash equivalents and restricted cash that we held as of December 31, 2011 of $102.8 million will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending December 31, 2012.

As of December 31, 2011, we had working capital (current assets less current liabilities) of $111.9 million. As of December 31, 2011, IDT had letters of credit in the amount of $3.0 million that serves as collateral to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Subsequent to December 31, 2011, we replaced these letters of credit with cash deposits with our vendors.

The service agreements between IDT and us include additional services to be provided, on an interim basis, as a separate publicly-traded company. Such services include transitional services to be provided by IDT relating to human resources and employee benefits administration, finance, accounting, tax, internal audit, facilities, investor relations and legal services, as well as specified administrative services to be provided by us to certain of IDT’s foreign subsidiaries. Charges for these additional services were not included in our historical consolidated financial statements since they were not applicable for periods that we were not a separate public company. We estimate that the additional costs (including for services to be provided by IDT and others) related to being a publicly-traded company and being separated from IDT, will be approximately $1.5 million quarterly, including stock-based compensation.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Pilot test drilling and construction is scheduled to begin in 2012 if not delayed by permitting, regulatory action or pending litigation. Pilot test operations could begin as early as 2013. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through sales of equity interests in IEI. Finally, we may finance our operations through sales of equity interests in GOGAS or the Company. We expect IEI’s pilot test to require investments of approximately $25 million to $30 million over the next two to three years.

	Five months ended December 31,
	2011	2010
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(2.4)	$0.1
Investing activities	(2.6)	(2.6)
Financing activities	83.3	20.1

Increase in cash and cash equivalents	$78.3	$17.6

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to IEI’s research and development activities.

CCE is a consolidated variable interest entity. We determined that we have the power to direct the activities of CCE that most significantly impact CCE’s economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE with our IDT Energy segment. We provided CCE with all of the cash required to fund its operations. IDT also provided CCE with letters of credit to secure CCE’s obligations. In the five months ended December 31, 2011, we provided CCE with net funding of $2.5 million in order to finance its operations. The funding for 2012 has not yet been determined as it depends on CCE’s success in acquiring new customers and maintaining its existing customers. We do not own any interest in CCE and we have no contractual obligation to fund CCE, however we currently intend to continue funding CCE’s operations. We provide CCE with support services for which we charge CCE the cost of providing the services plus an 18% mark-up. We provide the funding to enable CCE to develop and grow its operations, such that in the future CCE will repay our investment and pay the mark-up as well as continue as a customer of our support services. There are no other arrangements that would require us to provide CCE with additional financial support.

We are subject to audits in various jurisdictions for various taxes, including income tax and utility excise tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through December 31, 2011 is an additional $8.0 million. As of December 31, 2011, we have accrued $4.1 million for the New York City utility tax audit, $2.4 million related to New York State income tax audit and $0.8 million for the New York State sales and use tax audit. We believe that our reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. We believe that our reasonably possible exposure related to the New York State income tax audit, above the amount that has been accrued, range from nil to $4.2 million. We belive that our reasonably possible liability related to the New York State sales and use tax audit, above the amount that has been accrued, range from nil to $1.1 million. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

 We are no longer eligible to utilize IDT’s net operating loss to offset our taxable income for periods following the Spin-Off and, as a result, will likely have to pay our federal income taxes to the U.S. Treasury instead of to IDT.

Investing Activities

Our capital expenditures were $0.1 million in the five months ended December 31, 2011 compared to less than $0.1 million in the five months ended December 31, 2010. We currently anticipate that our total capital expenditures for the year ending December 31, 2012 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at December 31, 2011.

In the five months ended December 31, 2011 and 2010, cash used for capital contributions to AMSO, LLC was $2.0 million and $2.5 million, respectively. Costs for research and development activities in IEI and AMSO, LLC are charged to expense when incurred.

Restricted cash and cash equivalents increased $0.4 million in the five months ended December 31, 2011 and less than $0.1 million in the five months ended December 31, 2010.

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. We are in compliance with such covenants. As of December 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $24.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $9.7 million as of December 31, 2011.

Financing Activities

On January 5, 2012, we paid a cash dividend of $0.05 per share on our Class A common stock and Class B common stock. The aggregate dividends paid were $1.1 million. On March 7, 2012, our Board of Directors declared a cash dividend of $0.033 per share that will be paid on April 3, 2012 to shareholders of record at the close of business on March, 26, 2012 of our Class A common stock and Class B common stock. The dividend is for the two-month stub period (November and December 2011) and represents a pro-rated dividend of 2/3rd of the normal quarterly dividend. The aggregate dividend payment is expected to be approximately $0.8 million. We currently intend to continue to pay a quarterly dividend of $0.05 per share on our Class A common stock and Class B common stock, subject to the approval of our Board of Directors.

On December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of shares of our Class B common stock up to an aggregate of $20 million. To date, no repurchases have been made and $20 million remains available for future repurchase under the stock repurchase program.

Up until the Spin-Off, IDT, our former parent company, provided us with the cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, when necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the five months ended December 31, 2011 and 2010, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $1.1 million and $10.1 million, respectively.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to us. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGAS for $10.0 million paid in cash. Also, in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGAS for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $24.1 million at December 31, 2011 from $26.3 million at July 31, 2011 reflecting collections and the seasonal decrease in our revenues.

Inventory of natural gas increased to $4.1 million at December 31, 2011 from $2.8 million at July 31, 2011 due to the accumulation of natural gas in anticipation of the winter heating season, and due to lower than expected of natural gas consumption as a result of the unusually warm winter.

Contractual Obligations

The following table quantifies our future contractual obligations as of December 31, 2011:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
IDT Energy’s forward contracts (1)	$1.0	$1.0	$—	$—	$—
Commitment to invest in AMSO, LLC (2)	3.5	3.5	—	—	—
Purchase obligations	0.3	0.3	—	—	—
Operating leases	0.7	0.3	0.4	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$5.5	$5.1	$0.4	$—	$—

(1)
At December 31, 2011, the net fair value of IDT Energy’s forward contracts was $(492,000) of which $446,000 was included in “Other current assets” and $938,000 which was included in “Other current liabilities” in the consolidated balance sheet.

(2)
AMSO’s total committed investment in AMSO, LLC is subject to certain situations where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

AMSO has obligations to continue to fund AMSO, LLC which are described under “Investment in American Shale Oil, LLC” elsewhere in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2011, IDT had restricted cash and cash equivalents of $3.0 million that serve as collateral for letters of credit for our benefit to secure primarily IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Subsequent to December 31, 2011, we replaced these letters of credit with cash deposits with our vendors.

In connection with our Spin-Off in October 2011, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of IDT with respect to any taxable period, and we indemnify IDT from all liability for taxes of ours with respect to any taxable period, including, without limitation, the ongoing tax audits related to our business.

Recently Issued Accounting Standards Not Yet Adopted

On January 1, 2012, we adopted the accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of these amendments did not impact our financial position, results of operations or cash flows.

Also on January 1, 2012, we adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of these amendments did not impact our financial position, results of operations or cash flows.

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. We are required to adopt this standard update on January 1, 2013. We are evaluating the impact that this standard update will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the five months ended December 31, 2011 had remained the same as in the five months ended December 31, 2010, our gross profit from electricity sales would have decreased by $2.7 million in the five months ended December 31, 2011 and our gross profit from natural gas sales would have increased by $2.7 million in that period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes,  primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. These contracts and options do not qualify for hedge accounting, and the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding contracts and options as of December 31, 2011 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From January 2012 to March 2012	72,960 MWh
Natural gas	From February 2012 to March 2012	3,000,000 Dth

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Transition Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the five months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Transition Report on Form 10-Q.

Item 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form 10 for the year ended July 31, 2011, other than the following:

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems.

To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems.  We face a risk of a security breach or disruption from unauthorized access to our proprietary or classified information on our systems. Certain of our personnel operate in jurisdictions that could be a target for cyber-attacks. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit our information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our  information may be lost, disclosed, accessed or taken without our consent.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of these networks and systems and therefore our operations; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of our proprietary, confidential, sensitive or otherwise valuable information , including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iii) require significant management attention or financial resources to remedy the damages that result or to change our systems; or (iv) result in a loss of business, damage our reputation or expose us to litigation.

Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases of shares were made during the five months ended December 31, 2011. The maximum amount that may be used to purchase the Company’s stock under the Company’s repurchase program is $20 million.

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

Genie Energy Ltd.

March 15, 2012	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

March 15, 2012	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer