Form 10-Q
period 2012-03-31
Genie Energy Ltd.
filed 2012-05-15
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 10, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	21,395,731 shares outstanding (excluding 16,593 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$101,864	$102,220
Restricted cash	40	591
Trade accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2012 and December 31, 2011	27,459	23,959
Inventory	980	4,067
Prepaid expenses	3,110	3,953
Deferred income tax assets—current portion	3,198	3,081
Other current assets	963	1,626

Total current assets	137,614	139,497
Property, plant and equipment, net	426	446
Goodwill	3,663	3,663
Deferred income tax assets—long-term portion	1,819	2,026
Other assets	3,856	2,309

Total assets	$147,378	$147,941

Liabilities and equity
Current liabilities:
Trade accounts payable	$12,605	$12,929
Accrued expenses	8,757	9,152
Income taxes payable	3,215	2,624
Dividends payable	758	1,148
Due to IDT Corporation	614	757
Other current liabilities	96	1,032

Total current liabilities	26,045	27,642

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2012 and December 31, 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 21,412 and 21,382 shares issued and 21,396 and 21,382 shares outstanding at March 31, 2012 and December 31, 2011, respectively	214	214
Additional paid-in capital	92,491	92,321
Treasury stock, at cost, consisting of 16 and nil shares of Class B common stock at March 31, 2012 and December 31, 2011, respectively	(133)	—
Accumulated other comprehensive loss	(103)	(137)
Retained earnings	34,770	34,924

Total Genie Energy Ltd. stockholders’ equity	127,255	127,338
Noncontrolling interests:
Noncontrolling interests	(4,922)	(6,039)
Receivable for issuance of equity	(1,000)	(1,000)

Total noncontrolling interests	(5,922)	(7,039)

Total equity	121,333	120,299

Total liabilities and equity	$147,378	$147,941

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenues	$57,505	$63,426
Direct cost of revenues	39,473	46,261

Gross profit	18,032	17,165

Operating expenses and losses:
Selling, general and administrative (i)	12,407	7,721
Research and development	2,093	2,300
Equity in the net loss of AMSO, LLC	839	669

Income from operations	2,693	6,475
Interest expense and financing fees, net	(685)	(536)
Other (expense) income, net	(14)	229

Income before income taxes	1,994	6,168
Provision for income taxes	(791)	(3,788)

Net income	1,203	2,380
Net (income) loss attributable to noncontrolling interests	(599)	363

Net income attributable to Genie Energy Ltd.	$604	$2,743

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.03	$0.13
Diluted	$0.03	$0.12

Weighted-average number of shares used in calculation of earnings per share:
Basic	21,000	20,365
Diluted	22,960	22,342

Dividends declared per common share	$0.033	$—

(i) Stock-based compensation included in selling, general and administrative expense	$683	$197

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$1,203	$2,380
Other comprehensive income (loss):
Foreign currency translation adjustments	34	(164)

Comprehensive income	1,237	2,216
Comprehensive (income) loss attributable to noncontrolling interests	(599)	343
Comprehensive income attributable to Genie Energy Ltd.	$638	$2,559

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$1,203	$2,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	4
Deferred income taxes	90	(396)
Stock-based compensation	683	197
Equity in the net loss of AMSO, LLC	839	669
Change in assets and liabilities:
Trade accounts receivable	(3,499)	(4,515)
Inventory	3,087	3,216
Prepaid expenses	843	1,434
Other current assets and other assets	(884)	181
Trade accounts payable, accrued expenses and other current liabilities	(1,326)	(1,507)
Due to IDT Corporation	(143)	—
Income taxes payable	591	115

Net cash provided by operating activities	1,513	1,778
Investing activities
Capital expenditures	(12)	(3)
Capital contributions to AMSO, LLC	(1,139)	(1,428)
Changes in restricted cash	551	132

Net cash used in investing activities	(600)	(1,299)
Financing activities
Funding provided by IDT Corporation, net	—	3,214
Dividends paid	(1,149)	—
Proceeds from exercise of stock options	5	—
Repurchases of Class B common stock from employees	(133)	—

Net cash (used in) provided by financing activities	(1,277)	3,214
Effect of exchange rate changes on cash and cash equivalents	8	—

Net (decrease) increase in cash and cash equivalents	(356)	3,693
Cash and cash equivalents at beginning of period	102,220	30,780

Cash and cash equivalents at end of period	$101,864	$34,473

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

On January 30, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from July 31 to December 31. This change better aligns the Company’s financial reporting with its operational and budgeting cycle and with other industry participants. The Company reported the results for its transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011. Going forward, the Company’s fiscal quarters will end on the last day of March, June, September and December each year.

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 98.9% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

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

Sales of excess electricity purchases back to the NYISO (New York Independent System Operator, Inc.) of $2.3 million in the three months ended March 31, 2011, previously included in revenues, have been reclassified as a reduction of direct cost of revenues in the consolidated statement of operations to conform to the current presentation.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets at March 31, 2012 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$—	$27	$—	$27

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

There were no liabilities at March 31, 2012 measured at fair value on a recurring basis.

The Company’s derivative contracts consist of electricity call options in which the underlying asset is a forward contract, which are classified as Level 2. These derivatives are valued using observable inputs based on quoted market prices in active markets for similar call options.

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$—	$(980)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	—
Included in earnings in “Selling, general and administrative” expense	—	85

Balance, end of period	$—	$(895)

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$—

Included in earnings in “Selling, general and administrative” expense	$—	$85

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At March 31, 2012 and December 31, 2011, the carrying value of the Company’s financial instruments included in prepaid expenses, other current assets, accrued expenses, income taxes payable, dividends payable, due to IDT Corporation, and other current liabilities approximate fair value because of the short period of time to maturity.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity forward contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to IDT Energy’s forward contracts and put and call options, therefore the changes in fair value are recorded in earnings.

The summarized volume of IDT Energy’s outstanding electricity call options as of March 31, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From May 2012 to August 2012	139,200 MWh

The Company’s subsidiary, GOGAS, issued an option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option. At March 31, 2012, the fair value of the GOGAS stock option was nil.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$27	$446

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$—	$938

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of (Gain) Loss Recognized on Derivatives
		Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives	2012	2011
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(510)	$(120)
GOGAS warrants	Selling, general and administrative expense	—	(85)

Total		$(510)	$(205)

At March 31, 2012 and December 31, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, the Company transferred its hedging securities to an alternative clearing broker. In October 2011, the Company recognized a $0.45 million loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of March 31, 2012, the remaining balance of $0.35 million is included in ”Other current assets” in the Company’s consolidated balance sheet, as such cash was not readily available for withdrawal. The Company believes that the $0.35 million due from the bankrupt broker is collectible.

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of March 31, 2012, the cumulative contributions of AMSO and Total to AMSO, LLC were $52.8 million. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$(685)	$1,522
Capital contributions	1,139	1,428
Equity in the net loss of AMSO, LLC	(839)	(669)

Balance, end of period	$(385)	$2,281

At March 31, 2012 and December 31, 2011, the liability for equity loss in AMSO, LLC was included in the consolidated balance sheet in “Accrued expenses.”

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which, as of March 31, 2012, has been invested. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At March 31, 2012, AMSO had funded $1.0 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At March 31, 2012, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $1.8 million, based on AMSO, LLC’s 2012 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2012 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$13,211
Less: cumulative capital contributions to AMSO, LLC	(10,993)
Less: liability for equity loss in AMSO, LLC at March 31, 2012	(385)

Maximum exposure to additional loss	$1,833

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating expenses:
General and administrative	$122	$168
Research and development	2,274	3,178

Total operating expenses	2,396	3,346

Loss from operations and net loss	$(2,396)	$(3,346)

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2012
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2011	$127,338	$(7,039)	$120,299
Dividends declared ($0.033 per share)	(758)	—	(758)
Restricted Class B common stock purchased from employees	(133)	—	(133)
Exercise of stock options	5	—	5
Stock-based compensation	683	—	683
Grants of equity of subsidiary	(518)	518	—
Comprehensive income:
Net income	604	599	1,203
Other comprehensive income	34	—	34

Comprehensive income	638	599	1,237

Balance, March 31, 2012	$127,255	$(5,922)	$121,333

Dividend Payments

On January 5, 2012, the Company paid a cash dividend of $0.05 per share to shareholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid were $1.1 million. On April 3, 2012, the Company paid a cash dividend of $0.033 per share to shareholders of record at the close of business on March 26, 2012 of the Company’s Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represents the period between the end of the Company’s prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in the Company’s fiscal year to a calendar year, and represented a pro-rated dividend of 2/3rd of the normal quarterly dividend. The aggregate dividends paid were $0.8 million.

The Company will pay an ordinary dividend of $0.05 per share on May 30, 2012 to stockholders of the Company’s Class A and Class B common stock as of the record date of May 21, 2012. The Company currently intends to continue to pay a quarterly dividend of $0.05 per share on its Class A common stock and Class B common stock, subject to the approval of the Company‘s Board of Directors.

Grants of Equity of Subsidiaries

On March 28, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of equity interests in certain subsidiaries of the Company to Howard Jonas, the Chairman of the Company’s Board of Directors. The Compensation Committee approved the following grants to Mr. Jonas: (1) deferred stock units for 50.56 shares of common stock of IDT Energy (representing 2.5% of the equity in IDT Energy on a fully diluted basis), (2) 0.25 ordinary shares of IEI (representing 0.25% of the equity in IEI on a fully diluted basis), (3) 3.05 ordinary shares of an early stage exploration venture in Israel, Genie Israel Oil & Gas, Ltd. (“GIOG”) (representing 0.30% of the equity in GIOG on a fully diluted basis), and (4) shares representing 0.25% of the Company’s entity that will seek to develop oil shale opportunities in an Asian country (“the Asian Venture”).

In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.23% of the equity in IEI, 1.68% of the equity in GIOG and 1.00% in the Asian Venture to certain of the Company's officers and employees.

At March 31, 2012, the Company recorded a reduction in “Additional paid-in capital” and an increase in “Noncontrolling interests” of $0.5 million for the issuance of the grants of 1.13% of the equity in IDT Energy to officers and employees. The Company will record additional adjustments to “Additional paid-in capital” and “Noncontrolling interests” as the remainder of these equity grants are issued. The Company is in the process of estimating the fair value of the grants of these equity interests on the date of the grant, which is expected to be in the range of approximately $3.0 million to $3.7 million. The estimated fair value will be recognized as compensation cost on a straight-line basis over the vesting period. The Company did not recognize compensation cost related to these grants of equity interests in the three months ended March 31, 2012.

Stock Repurchase Program

On December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of the Company’s Class B common stock for up to an aggregate of $20 million. At March 31, 2012, no repurchases had been made and 20 million shares remained available for repurchase under the stock repurchase program.

2011 Stock Option and Incentive Plan

The Company adopted its 2011 Stock Option and Incentive Plan (“Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Incentive Plan may include restricted stock, stock options, stock appreciation rights, limited rights, and deferred stock units. The Incentive Plan is administered by the Company’s Compensation Committee. At March 31, 2012, the Company had 0.5 million shares of Class B common stock available for awards under its Incentive Plan.

Stock-Based Compensation

On November 3, 2011, the Company granted certain of its employees and directors 186 thousand restricted shares of the Company’s Class B common stock and 356 thousand options to purchase shares of the Company’s Class B common stock. In addition, on November 3, 2011, the Company granted nonemployee individuals that provide services to the Company, 52 thousand restricted shares of the Company’s Class B common stock and 52 thousand options to purchase shares of the Company’s Class B common stock. The restricted shares and options, which were granted under the Company’s Incentive Plan, vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield. In addition, in January or March 2012, each of the four non-employee members of the Company’s Board of Directors received 2,920 restricted shares of the Company’s Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant. The Company recognized compensation cost related to the vesting of these shares and options of $0.4 million in the three months ended March 31, 2012.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to the Company’s restricted shares at March 31, 2012 was $2.3 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively.

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

In October 2009, GEIC granted common stock representing 0.5% of its outstanding shares at the time to a consultant for consulting services through July 2011. The share award vested over the related service period. In the three months ended March 31, 2011, the Company recorded stock-based compensation of $0.1 million related to this grant.

Variable Interest Entity

In 2011, an employee of IDT until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, uses its network of door-to-door sales agents to obtain customers for CCE. The Company provided CCE and DAD with substantially all of the cash required to fund their operations. The Company determined that at the present time it has the power to direct the activities of CCE and DAD that most significantly impact their economic performance and it has the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of both CCE and DAD, and as a result, the Company consolidates CCE and DAD with its IDT Energy segment.

The Company does not own any interest in CCE or DAD and thus the net income or loss incurred by CCE and DAD has been attributed to noncontrolling interests in the accompanying consolidated statements of operations. CCE’s net income in the three months ended March 31, 2012 was $1.0 million and CCE’s net loss in the three months ended March 31, 2011 was $47 thousand. DAD’s net loss in the three months ended March 31, 2012 and 2011 was $0.2 million and nil, respectively. In the three months ended March 31, 2012 and 2011, the Company provided CCE and DAD with net funding of $0.1 million and nil, repectively, in order to finance their operations.

Summarized combined balance sheets of CCE and DAD are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$1,682	$763
Restricted cash	4	81
Trade accounts receivable	3,023	2,766
Prepaid expenses	161	70
Other current assets	139	413
Fixed assets, net	51	57
Other assets	452	282

Total assets	$5,512	$4,432

Liabilities and members’ interests
Current liabilities	$1,694	$1,631
Due to IDT Energy	5,947	5,820
Noncontrolling interests	(2,129)	(3,019)

Total liabilities and noncontrolling interests	$5,512	$4,432

The assets of CCE and DAD may only be used to settle obligations of CCE and DAD, and may not be used for other consolidated entities. The liabilities of CCE and DAD are non-recourse to the general credit of the Company’s other consolidated entities.

In April 2012, IDT Energy and CCE entered into an Asset Purchase Agreement pursuant to which IDT Energy shall, upon the satisfaction of many conditions, acquire all of CCE’s customer accounts, accounts receivable, trade names and other customer-related assets in exchange for the discharge and release of CCE’s debt and payment obligations to IDT Energy. The closing conditions include customary conditions as well as the discharge or satisfactory resolution of certain claims pending against CCE, and IDT Energy is under no obligation to assume any liability related thereto. At March, 31, 2012, the amount of CCE debt to be discharged was $4.8 million. In addition, in April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services.  Finally, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Basic weighted-average number of shares	21,000	20,365
Effect of dilutive securities:
Stock options	15	—
Non-vested restricted Class B common stock	1,945	1,977

Diluted weighted-average number of shares	22,960	22,342

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

Note 7—Related Party Transaction

Up until the Spin-Off, IDT, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. The allocated amounts also included charges for utilizing the net operating loss of IDT, as the Company was included in IDT’s consolidated federal income tax return in all periods through the date of the Spin-Off. In addition, IDT controlled the flow of the Company’s treasury transactions. Following the Spin-off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. In the three months ended March 31, 2012 and 2011, IDT charged the Company $0.7 million and $0.6 million, respectively, which was included in “Selling, general and administrative” expense in the consolidated statements of operations. In addition, in the three months ended March 31, 2011, IDT charged the Company $4.0 million for utilizing the net operating loss of IDT, which was included in “Provision for income taxes” in the consolidated statement of operations.

Pursuant to the Transition Services Agreement, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. In the three months ended March 31, 2012, the Company charged IDT $20 thousand for these services, which reduced the Company’s “Selling, general and administrative” expense. At March 31, 2012, the Company had a receivable from IDT of $20 thousand, which was included in “Other current assets” in the consolidated balance sheet.

Note 8—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 98.9% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended March 31, 2012
Revenues	$57,505	$—	$—	$57,505
Income (loss) from operations	7,370	(3,096)	(1,581)	2,693
Research and development	—	2,091	2	2,093
Equity in the net loss of AMSO, LLC	—	839	—	839

Three Months Ended March 31, 2011
Revenues	$63,426	$—	$—	$63,426
Income (loss) from operations	9,858	(3,127)	(256)	6,475
Research and development	—	2,300	—	2,300
Equity in the net loss of AMSO, LLC	—	669	—	669

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

Note 10—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase and other commitments of $0.2 million as of March 31, 2012.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including income tax and utility excise tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through March 31, 2012 is an additional $8.5 million. As of March 31, 2012, the Company had accrued $4.4 million for the New York City utility tax audit, $2.6 million related to New York State income tax audit, and $0.8 million for the New York State sales and use tax audit. The Company’s reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. The Company’s reasonably possible exposure related to the New York State income tax audit, above the amount that has been accrued, range from nil to $4.2 million. The Company’s reasonably possible liability related to the New York State sales and use tax audit, above the amount that has been accrued, range from nil to $1.1 million.

At March 31, 2012, the Company has accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Other Contingencies

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. The Company is in compliance with such covenants. As of March 31, 2012, cash and cash equivalents of $0.5 million and trade accounts receivable of $27.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.5 million as of March 31, 2012.

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

Note 12—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. The Company paid a facility fee of $37,500 and will pay a quarterly unused commitment fee of 0.08% per annum commencing on July 15, 2012 on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement.

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

On January 30, 2012, our Board of Directors changed our fiscal year end from July 31 to December 31. This change better aligns our financial reporting with our operational and budgeting cycle and with other industry participants. We reported the results for our transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011. Going forward, our fiscal quarters will end on the last day of March, June, September and December each year.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under “Risk Factors” in our Registration Statement on Form 10 as well as under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities Exchange Act of 1934, including our Registration Statement on Form 10, which included our consolidated financial statements for the year ended July 31, 2011.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 98.9% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of:

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

We entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain, services to be performed by us and IDT to facilitate our transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by IDT to us following the Spin-Off and (5) specified administrative services to be provided by us to certain of IDT’s foreign subsidiaries. We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, as a result of operating as a separate public company.

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

The following table summarizes the percentage of consolidated revenues from utility companies that equal or exceed 10% of our consolidated revenues in the period presented (no other single customer accounted for more than 10% of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2012	2011
Con Edison	29.7%	35.8%
National Grid USA	15.3%	18.9%
National Grid dba Keyspan	10.1%	15.3%

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility companies that equal or exceed 10% of our consolidated gross trade accounts receivable at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Con Edison	33.3%	33.8%
National Grid USA	14.4%	17.2%
National Grid dba Keyspan	10.3%	11.1%

Investment in American Shale Oil, LLC

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A., or Total. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion in the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which, as of March 31, 2012, has been invested. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At March 31, 2012, AMSO had funded $1.0 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At March 31, 2012, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $1.8 million, based on AMSO, LLC’s 2012 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2012 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$13.2
Less: cumulative capital contributions to AMSO, LLC	(11.0)
Less: liability for equity loss in AMSO, LLC at March 31, 2012	(0.4)

Maximum exposure to additional loss	$1.8

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

IDT Energy Segment

	Three months ended March 31,		Change
	2012	2011	$	%
	(in millions)
Revenues:
Electric	$31.7	$31.4	$0.3	1.1%
Natural gas	25.8	32.0	(6.2)	(19.5)

Total revenues	57.5	63.4	(5.9)	(9.3)
Direct cost of revenues	39.5	46.3	(6.8)	(14.7)

Gross profit	18.0	17.1	0.9	5.1
Selling, general and administrative	10.6	7.2	3.4	45.9

Income from operations	$7.4	$9.9	$(2.5)	(25.2)%

Revenues. IDT Energy’s electricity revenues increased in the three months ended March 31, 2012 compared to the same period in 2011 as a result of a significant increase in consumption, partially offset by a decrease in the average rate charged to customers. Electric consumption increased 44.5%, and the average electric rate charged to customers decreased 30.0%. The increase in electric consumption was the result of an increase in meters enrolled coupled with an increase in average consumption per meter. The decrease in the average electric rate charged to customers was primarily the result of a decrease in the underlying commodity cost.

IDT Energy's natural gas revenues decreased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State was 24% warmer in the three months ended March 31, 2012 than in the same period in 2011. The unseasonably warm weather contributed to decreases in both the per unit rate charged and in consumption per meter, which decreased 14.4% and 16.7%, respectively. The decline in demand for heat as well as increased domestic production of natural gas and relatively high storage gas inventories caused a decrease in the underlying natural gas cost, which allowed us to decrease the average natural gas rate charged to customers. The decline in the average natural gas rate charged to customers was also the result of discounted promotional rates for new customers. The decline in consumption was partially offset by an increase in meters served.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Meters at end of quarter:
Electricity customers	289	254	247	224	210
Natural gas customers	186	184	183	172	167

Total meters	475	438	430	396	377

Gross meter acquisitions in the three months ended March 31, 2012 were 108,000 compared to 49,000 in the same period in 2011. Net meters enrolled increased by 37,000 or 8.6% in the three months ended March 31, 2012, compared to an increase of 9,000 meters or 2.5% in the three months ended March 31, 2011, as gross meter acquisitions were partially offset by customer churn. Average monthly churn increased from 4.6% in the three months ended March 31, 2011 to 6.4% in the three months ended March 31, 2012 primarily because of the continued acceleration in customer acquisitions and increased competition in some key utility markets.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 23.9% RCE increase at March 31, 2012 compared to March 31, 2011 reflects primarily the increase in electric meters enrolled as well as, to a lesser degree, a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s incremental growth in RCEs was from recent expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. This increase was partially offset by decreases in natural gas RCEs due to consumption declines associated with the warmer than normal weather over the measurement period.

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
RCEs at end of quarter:
Electricity customers	176	153	142	135	119
Natural gas customers	82	95	100	99	89

Total RCEs	258	248	242	234	208

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $20.2 million and $20.7 million in the three months ended March 31, 2012 and 2011, respectively, and the cost of natural gas of $19.3 million and $25.6 million in the three months ended March 31, 2012 and 2011, respectively. Direct cost of revenues for electricity decreased 2.8% in the three months ended March 31, 2012 compared to the same period in 2011 as the 32.7% decrease in the average unit cost was partially offset by an increase of 44.5% in consumption. Direct cost of revenues for natural gas decreased 24.3% in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the 19.5% decrease in the average unit cost as well as the 6.0% decrease in consumption.

IDT Energy’s gross margins increased to 31.4% in the three months ended March 31, 2012 compared to 27.1% in the same period in 2011. Comprising these figures were gross margins on electricity sales of 36.5% in the three months ended March 31, 2012 compared to 34.0% in the same period in 2011 and gross margins on natural gas sales of 25.0% in the three months ended March 31, 2012 compared to 20.3% in the same period in 2011. Gross margins on both electricity and natural gas sales increased as the cost of the underlying commodity declined more sharply than the decrease in the average rate charged to customers. In both cases gross margin was helped by IDT Energy’s ability to lag decreases in its average rate charged to customers as the cost of the commodity declined. IDT Energy’s gross margins fluctuate with the commodity price environment and IDT Energy does not expect the current level to be sustainable in the long run.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to an increase in customer acquisition costs. These costs increased an aggregate of $2.7 million, representing 79.3% of the total increase in selling, general and administrative expenses. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as a result of the expansion into new territories. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 11.5% in the three months ended March 31, 2011 to 18.5% in the three months ended March 31, 2012 primarily because of the significant increase in costs related to customer acquisitions mentioned above coupled with the decline in revenues.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended March 31,		Change
	2012	2011	$	%
	(in millions)
General and administrative	$0.2	$0.1	$0.1	5.5%
Research and development	2.1	2.3	(0.2)	(9.1)
Equity in the net loss of AMSO, LLC	0.8	0.7	0.1	25.4

Loss from operations	$(3.1)	$(3.1)	$—	(1.0)%

General and Administrative. General and administrative expenses in the three months ended March 31, 2012 increased slightly compared to the same period in 2011 as a result of increases in depreciation expense and stock-based compensation.

Research and Development.  Research and development expenses in the three months ended March 31, 2012 and 2011 were related to the operations of IEI in Israel and our global exploration and technology development efforts. IEI completed its two-year resource appraisal study in 2011, the results of which support our expectations about the commercial potential of the oil shale in our Shfela basin license area. The findings from across the license area are consistent with previous estimates of oil equivalent in place within the Basin and indicate that the oil shale deposit is well suited for commercial development. Research and development expenses in the three months ended March 31, 2012 decreased compared to the same period in 2011 as the reduction in drilling activity in IEI was partially offset by an increase in other development efforts.

IEI made significant progress on the design and other preparatory work required for pilot plant construction, while continuing to work with regulatory authorities to obtain the permits required before pilot construction can begin. IEI believes that those permits will be issued during the current calendar year, and continues to plan for pilot test construction to begin next year if not delayed by permitting, regulatory action or pending litigation. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource. The basic design of the pilot plant has been completed, and detailed engineering work has begun. Pilot test operations could begin as early as 2013, barring additional delays related to permitting, regulatory action or pending litigation. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next two to three years.

Equity in the Net Loss of AMSO, LLC. In the three months ended March 31, 2012, AMSO, LLC continued with late-stage preparations for its pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC initiated a fully integrated commissioning test of the above and below ground facilities to determine whether they were ready for pilot test operations. The test showed certain details to the facilities that must be corrected prior to proceeding with the pilot test and identified weaknesses in certain diagnostic equipment. Fixes to all identified issues are in progress, and we expect to be able to proceed with the pilot as early as June 2012. The equipment design and construction issues have no bearing on the underlying technology or ultimate success of the project. Rather, they are part of the normal process of research and development. Additional delays are possible before AMSO, LLC is able to operate its pilot test over a sustained period. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert its research, development and demonstration lease into a commercial lease.

AMSO’s equity in the net loss of AMSO, LLC increased in the three months ended March 31, 2012 compared to the same period in 2011 as a result of the increase beginning in December 2011 in AMSO’s share of the loss of AMSO, LLC from 20% to 35%, in accordance with our agreement with Total, although AMSO, LLC’s net loss decreased to $2.4 million in the three months ended March 31, 2012 from $3.3 million in the three months ended March 31, 2011. AMSO, LLC’s net loss decreased as the costs associated with the pilot test facility construction were substantially completed prior to the current period.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended March 31,		Change
	2012	2011	$	%
	(in millions)
General and administrative expenses and loss from operations	$1.6	$0.3	$1.3	516.5%

The increase in general and administrative expenses in the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to increases in compensation, consulting fees and stock-based compensation.

We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, for operating as a separate public company. We therefore expect our general and administrative expenses to increase compared to periods prior to the Spin-Off because of these additional costs.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-off, IDT charges us for services it provides pursuant to the Transition Services Agreement. In the three months ended March 31, 2012 and 2011, IDT charged us $0.7 million and $0.6 million, respectively, which was included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

On March 28, 2012, the Compensation Committee of our Board of Directors approved the grant of equity interests in certain of our subsidiaries to Howard Jonas, the Chairman of our Board of Directors. The Compensation Committee approved the following grants to Mr. Jonas: (1) deferred stock units for 50.56 shares of common stock of IDT Energy (representing 2.5% of the equity in IDT Energy on a fully diluted basis), (2) 0.25 ordinary shares of IEI (representing 0.25% of the equity in IEI on a fully diluted basis), (3) 3.05 ordinary shares of an early stage exploration venture in Israel, Genie Israel Oil & Gas, Ltd., or GIOG (representing 0.30% of the equity in GIOG on a fully diluted basis), and (4) shares representing 0.25% of our entity that will seek to develop oil shale opportunities in an Asian country, referred to as our Asian Venture.

In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.23% of the equity in IEI, 1.68% of the equity in GIOG and 1.00% in the Asian Venture to certain of our officers and employees.

We are in the process of estimating the fair value of the grants of these equity interests on the date of the grant, which is expected to be in the range of approximately $3.0 million to $3.7 million. The estimated fair value will be recognized as compensation cost on a straight-line basis over the vesting period. We did not recognize compensation cost related to these grants of equity interests in the three months ended March 31, 2012.

On November 3, 2011, we granted certain of our employees and directors 186 thousand restricted shares of our Class B common stock and 356 thousand options to purchase shares of our Class B common stock. In addition, on November 3, 2011, we granted nonemployee individuals that provide services to us, 52 thousand restricted shares of our Class B common stock and 52 thousand options to purchase shares of our Class B common stock. The restricted shares and options vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model. In addition, in January or March 2012, each of the four non-employee members of our Board of Directors received 2,920 restricted shares of our Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of our Class B common stock on the date of grant. We recognized compensation cost related to the vesting of these shares and options of $0.4 million in the three months ended March 31, 2012, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of our Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of our Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of our Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to our restricted shares at March 31, 2012 was $2.3 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The following is a discussion of our consolidated income and expense line items below income from operations.

	Three months ended March 31,		Change
	2012	2011	$	%
	(in millions)
Income from operations	$2.7	$6.5	$(3.8)	(58.4)%
Interest expense and financing fees, net	(0.7)	(0.5)	(0.2)	(27.8)
Other (expense) income, net	—	0.2	(0.2)	(106.1)
Provision for income taxes	(0.8)	(3.8)	3.0	79.1

Net income	1.2	2.4	(1.2)	(49.5)
Net (income) loss attributable to noncontrolling interests	(0.6)	0.3	(0.9)	nm

Net income attributable to Genie	$0.6	$2.7	$(2.1)	(78.0)%

nm—not meaningful

Interest Expense and Financing Fees, net. The increase in interest expense and financing fees, net in the three months ended March 31, 2012 compared to the similar period in 2011 was primarily due to an increase in finance charges under the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The BP finance charges increased to $0.7 million in the three months ended March 31, 2012 compared to $0.6 million in the similar period in 2011.

Other (Expense) Income, net.  Other (expense) income, net in the three months ended March 31, 2012 and 2011 consisted of foreign currency transaction (losses) gains of $(14) thousand and $0.2 million, respectively.

Provision for Income Taxes.  The provision for income taxes in the three months ended March 31, 2012 decreased compared to the similar period in 2011 due primarily to the decrease in pre-tax income. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis. In the three months ended March 31, 2011, IDT charged us $4.0 million for utilizing its net operating loss, which was included in “Provision for income taxes” in the accompanying consolidated statement of operations.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three months ended March 31, 2012 compared to the similar period in 2011 primarily relates to 100% of the net income (loss) incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in the three months ended March 31, 2012 was $1.0 million compared to net loss of $47 thousand in the three months ended March 31, 2011. CCE’s customer base and revenues had grown significantly by the three months ended March 31, 2012 compared to the similar period in 2011 when CCE commenced operations.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, and operational funding from IDT. We currently expect that our operations in the next twelve months and the balance of cash, cash equivalents and restricted cash that we held as of March 31, 2012 of $101.9 million will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2013.

As of March 31, 2012, we had working capital (current assets less current liabilities) of $111.6 million.

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

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Pilot test drilling and construction is expected to begin in 2013 if not delayed by permitting, regulatory action or pending litigation. Pilot test operations could begin as early as 2013. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through sales of equity interests in IEI. Finally, we may finance our operations through sales of equity interests in GOGAS or the Company. We expect IEI’s pilot test to require investments of approximately $25 million to $30 million over the next two to three years.

	Three months ended March 31,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$1.5	$1.8
Investing activities	(0.6)	(1.3)
Financing activities	(1.3)	3.2

(Decrease) increase in cash and cash equivalents	$(0.4)	$3.7

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to IEI’s research and development activities.

CCE and DAD Sales, LLC, or DAD, are consolidated variable interest entities. Tari Corporation, or Tari, is the sole owner of both CCE and DAD. We determined that we have the power to direct the activities of CCE and DAD that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. We therefore determined that we are the primary beneficiary of both CCE and DAD, and as a result, we consolidate CCE and DAD with our IDT Energy segment. We provided CCE and DAD with all of the cash required to fund their operations. In the three months ended March 31, 2012 and 2011, we provided CCE and DAD with net funding of $0.1 million and nil, respectively, in order to finance their operations. In April 2012, IDT Energy and CCE entered into an Asset Purchase Agreement pursuant to which IDT Energy shall, upon the satisfaction of many conditions, acquire all of CCE’s customer accounts, accounts receivable, trade names and other customer-related assets in exchange for the discharge and release of CCE’s debt and payment obligations to IDT Energy. The closing conditions include customary conditions as well as the discharge or satisfactory resolution of certain claims pending against CCE, and IDT Energy is under no obligation to assume any liability related thereto. At March 31, 2012, the amount of CCE debt to be discharged was $4.8 million. In addition, in April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. Finally, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

We are subject to audits in various jurisdictions for various taxes, including income tax and utility excise tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through March 31, 2012 is an additional $8.5 million. As of March 31, 2012, we have accrued $4.4 million for the New York City utility tax audit, $2.6 million related to New York State income tax audit and $0.8 million for the New York State sales and use tax audit. We believe that our reasonably possible liability related to the New York City utility tax audit, above the amount that has been accrued, range from nil to $5.9 million. We believe that our reasonably possible exposure related to the New York State income tax audit, above the amount that has been accrued, range from nil to $4.2 million. We belive that our reasonably possible liability related to the New York State sales and use tax audit, above the amount that has been accrued, range from nil to $1.1 million. At March 31, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

 We are no longer eligible to utilize IDT’s net operating loss to offset our taxable income for periods following the Spin-Off and, as a result, will have to pay our federal income taxes to the U.S. Treasury instead of to IDT.

Investing Activities

Our capital expenditures were $12 thousand in the three months ended March 31, 2012 compared to $3 thousand in the three months ended March 31, 2011. We currently anticipate that our total capital expenditures for the twelve months ending March 31, 2013 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at March 31, 2012.

In the three months ended March 31, 2012 and 2011, cash used for capital contributions to AMSO, LLC was $1.1 million and $1.4 million, respectively. Costs for research and development activities in IEI and AMSO, LLC are charged to expense when incurred.

Restricted cash and cash equivalents decreased $0.5 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively.

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. We are in compliance with such covenants. As of March 31, 2012, cash and cash equivalents of $0.5 million and trade accounts receivable of $27.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.5 million as of March 31, 2012.

Financing Activities

On January 5, 2012, we paid a cash dividend of $0.05 per share on our Class A common stock and Class B common stock. The aggregate dividends paid were $1.1 million. On April 3, 2012, we paid a cash dividend of $0.033 per share to shareholders of record at the close of business on March, 26, 2012 of our Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represents the period between the end of our prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in our fiscal year to a calendar year, and represents a pro-rated dividend of 2/3rd of the normal quarterly dividend. The aggregate dividend paid was $0.8 million. We will pay an ordinary dividend of $0.05 per share on May 30, 2012 to stockholders of our Class A and Class B common stock as of the record date of May 21, 2012. We currently intend to continue to pay a quarterly dividend of $0.05 per share on our Class A common stock and Class B common stock, subject to the approval of our Board of Directors.

On December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of our Class B common stock for up to an aggregate of $20 million. At March 31, 2012, no repurchases have been made and 20 million shares remained available for repurchase under the stock repurchase program.

Up until the Spin-Off, IDT, our former parent company, provided us with the cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, when necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the three months ended March 31, 2011, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $3.2 million.

We received proceeds from the exercise of our stock options of $5 thousand in the three months ended March 31, 2012.

In the three months ended March 31, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. We paid a facility fee of $37,500 and will pay a quarterly unused commitment fee of 0.08% per annum commencing on July 15, 2012 on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $27.6 million at March 31, 2012 from $24.1 million at December 31, 2011 reflecting the seasonal increase in our revenues.

Inventory of natural gas decreased to $1.0 million at March 31, 2012 from $4.1 million at December 31, 2011 primarily due to the sales of natural gas during the winter heating season.

Contractual Obligations

The following table quantifies our future contractual obligations as of March 31, 2012:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$2.2	$2.2	$—	$—	$—
IDT Energy’s forward contracts	0.1	0.1	—	—	—
Purchase and other obligations	0.2	0.2	—	—	—
Operating leases	0.4	0.2	0.2	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)	$2.9	$2.7	$0.2	$—	$—

(1)
AMSO’s total committed investment in AMSO, LLC is subject to certain situations where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

(2)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2012 of $2.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through an insurance company for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2012, IDT Energy had aggregate performance bonds of $0.8 million outstanding.

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

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2012 had remained the same as in the three months ended March 31, 2011, our gross profit from electricity sales would have increased by $3.8 million in the three months ended March 31, 2012 and our gross profit from natural gas sales would have decreased by $0.3 million in that period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts and options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding electricity call options as of March 31, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	From May 2012 to August 2012	139,200 MWh

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form 10 that became effective on October 25, 2011, other than the following:

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

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of these networks and systems and therefore our operations; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of our proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iii) require significant management attention or financial resources to remedy the damages that result or to change our systems; or (iv) result in a loss of business, damage our reputation or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2012 (2)	16,593	$8.04	—	20,000,000
February 1–29, 2012	—	$—	—	20,000,000
March 1–31, 2012	—	$—	—	20,000,000

Total	16,593	$8.04	—

(1)
Under our existing stock repurchase program, approved by our Board of Directors on December 8, 2011, we are authorized to repurchase up to an aggregate of 20 million shares of our Class B common stock.

(2)
Consists of 16,593 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

 Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 15, 2012	By:	/s/ Claude Pupkin
Claude Pupkin
Chief Executive Officer

May 15, 2012	By:	/s/ Avi Goldin
Avi Goldin
Chief Financial Officer