Form 10-Q
period 2012-06-30
Genie Energy Ltd.
filed 2012-08-14
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 9, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	21,415,060 shares outstanding (excluding 16,593 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$81,296	$102,220
Restricted cash	10,329	591
Marketable securities	6,936	—
Trade accounts receivable, net of allowance for doubtful accounts of $130 at June 30, 2012 and December 31, 2011	26,831	23,959
Inventory	1,695	4,067
Prepaid expenses	1,850	3,953
Deferred income tax assets—current portion	4,409	3,081
Other current assets	944	1,626

Total current assets	134,290	139,497

Property, plant and equipment, net	445	446
Goodwill	3,663	3,663
Deferred income tax assets—long-term portion	1,819	2,026
Other assets	4,499	2,309

Total assets	$144,716	$147,941

Liabilities and equity
Current liabilities:
Trade accounts payable	$14,100	$12,929
Accrued expenses	10,568	9,152
Income taxes payable	2,214	2,624
Dividends payable	—	1,148
Due to IDT Corporation	454	757
Other current liabilities	54	1,032

Total current liabilities	27,390	27,642

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2012 and December 31, 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 21,432 and 21,382 shares issued and 21,416 and 21,382 shares outstanding at June 30, 2012 and December 31, 2011, respectively	214	214
Additional paid-in capital	93,450	92,321
Treasury stock, at cost, consisting of 16 and nil shares of Class B common stock at June 30, 2012 and December 31, 2011, respectively	(133)	—
Accumulated other comprehensive loss	(188)	(137)
Retained earnings	30,368	34,924

Total Genie Energy Ltd. stockholders’ equity	123,727	127,338
Noncontrolling interests:
Noncontrolling interests	(5,401)	(6,039)
Receivable for issuance of equity	(1,000)	(1,000)

Total noncontrolling interests	(6,401)	(7,039)

Total equity	117,326	120,299

Total liabilities and equity	$144,716	$147,941

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$42,826	$38,716	$100,331	$102,142
Direct cost of revenues	(31,178)	(28,902)	(70,651)	(75,163)

Gross profit	11,648	9,814	29,680	26,979
Operating expenses and losses:
Selling, general and administrative (i)	12,965	8,411	25,372	16,132
Research and development	2,784	1,833	4,877	4,133
Equity in the net loss of AMSO, LLC	905	2,180	1,744	2,849

(Loss) income from operations	(5,006)	(2,610)	(2,313)	3,865
Financing fees, net of interest income	(566)	(441)	(1,251)	(977)
Other (expense) income, net	(75)	66	(89)	295

(Loss) income before income taxes	(5,647)	(2,985)	(3,653)	3,183
Benefit from (provision for) income taxes	1,933	(1,187)	1,142	(4,975)

Net loss	(3,714)	(4,172)	(2,511)	(1,792)
Net loss (income) attributable to noncontrolling interests	462	1,842	(137)	2,205

Net (loss) income attributable to Genie Energy Ltd.	$(3,252)	$(2,330)	$(2,648)	$413

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.15)	$(0.11)	$(0.13)	$0.02

Diluted	$(0.15)	$(0.11)	$(0.13)	$0.02

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	21,037	20,365	21,018	20,365

Diluted	21,037	20,365	21,018	22,342

Dividends declared per common share	$0.05	$—	$0.083	$—

(i) Stock-based compensation included in selling, general and administrative expenses	$958	$(314)	$1,641	$(117)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(3,714)	$(4,172)	$(2,511)	$(1,792)
Other comprehensive loss:
Foreign currency translation adjustments	(108)	(58)	(74)	(222)
Change in unrealized gain on available-for-sale securities	6	—	6	—

Comprehensive loss	(3,816)	(4,230)	(2,579)	(2,014)
Comprehensive loss (income) attributable to noncontrolling interests	479	1,730	(120)	2,073

Comprehensive (loss) income attributable to Genie Energy Ltd.	$(3,337)	$(2,500)	$(2,699)	$59

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Operating activities
Net loss	$(2,511)	$(1,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	52	10
Deferred income taxes	(1,121)	(384)
Stock-based compensation	1,641	(117)
Equity in the net loss of AMSO, LLC	1,744	2,849
Change in assets and liabilities:
Trade accounts receivable	(2,799)	3,457
Inventory	2,372	1,469
Prepaid expenses	2,103	443
Other current assets and other assets	(957)	(221)
Trade accounts payable, accrued expenses and other current liabilities	1,773	549
Due to IDT Corporation	(303)	—
Income taxes payable	(410)	950

Net cash provided by operating activities	1,584	7,213
Investing activities
Capital expenditures	(49)	(93)
Capital contributions to AMSO, LLC	(2,048)	(1,428)
Changes in restricted cash	(9,738)	408
Issuance of note receivable	(550)	—
Purchases of marketable securities	(6,930)	—
Net cash used in investing activities	(19,315)	(1,113)
Financing activities
Funding provided by IDT Corporation, net	—	3,507
Dividends paid	(3,056)	—
Proceeds from exercise of stock options	5	—
Repurchases of Class B common stock from employees	(133)	—
Repurchase of noncontrolling interests	—	(1,528)
Net cash (used in) provided by financing activities	(3,184)	1,979
Effect of exchange rate changes on cash and cash equivalents	(9)	—
Net (decrease) increase in cash and cash equivalents	(20,924)	8,079
Cash and cash equivalents at beginning of period	102,220	30,780
Cash and cash equivalents at end of period	$81,296	$38,859

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

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

Sales of excess electricity purchases back to the NYISO (New York Independent System Operator, Inc.) of $1.4 million and $3.7 million in the three and six months ended June 30, 2011, respectively, previously included in revenues, have been reclassified as a reduction of direct cost of revenues in the consolidated statement of operations to conform to the current presentation.

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

Note 2—Marketable Securities

 The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012:
Available-for-sale securities:
Corporate debt securities	$6,930	$18	$(12)	$6,936

The contractual maturities of the Company’s available-for-sale corporate debt securities at June 30, 2012 were as follows:

Fair Value
(in thousands)
Within one year	$4,978
After one year through five years	1,958
After five years through ten years	—
After ten years	—

Total	$6,936

At June 30, 2012, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$12	$3,952

At June 30, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer. There were no proceeds from sales and maturities of available-for-sale securities and no gross realized gains (losses) included in earnings in the six months ended June 30, 2012 and 2011.

Note 3—Fair Value Measurements

The following table presents the balance of assets at June 30, 2012 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Corporate debt securities	$6,936	$—	$—	$6,936
Derivative contracts	—	168	—	168

Total	$6,936	$168	$—	$7,104

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

There were no liabilities at June 30, 2012 measured at fair value on a recurring basis.

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

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$—	$(895)	$—	$(980)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	194	—	194
Included in earnings in “Selling, general and administrative expense”	—	374	—	459
Purchases, sales, issuances and settlements:
Settlement	—	226	—	226
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(101)	$—	$(101)

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$194	$—	$194

Included in earnings in “Selling, general and administrative expense”	$—	$374	$—	$459

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Cash and cash equivalents, restricted cash, prepaid expenses, other current assets, dividends payable, due to IDT Corporation and other current liabilities. At June 30, 2012 and December 31, 2011, the carrying amounts approximate fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash were classified as Level 1 and prepaid expenses, other current assets, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets. At June 30, 2012, other assets included an aggregate of $0.6 million in notes receivable from employees. The carrying amounts of the notes receivable approximate fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. At December 31, 2011, there were no financial instruments included in other assets.

Note 4—Derivative Instruments

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

The summarized volume of IDT Energy’s outstanding electricity call options as of June 30, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	August 2012 to September 2012	140,800 MWh

The Company’s subsidiary, GOGAS, issued an option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option. At June 30, 2012, the fair value of the GOGAS stock option was nil.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$168	$446

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$—	$938

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2012	2011	2012	2011
		(in thousands)
Energy contracts and options	Direct cost of revenues	$141	$335	$651	$455
GOGAS warrants	Selling, general and administrative expense	—	374	—	459
GEIC stock option	Other (expense) income, net	—	194	—	194

Total		$141	$903	$651	$1,108

At June 30, 2012 and December 31, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, the Company transferred its hedging securities to an alternative clearing broker. In October 2011, the Company recognized a $0.45 million loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of June 30, 2012, the remaining balance of $0.35 million is included in ”Other current assets” in the Company’s consolidated balance sheet, as such cash was not readily available for withdrawal. The Company believes that the $0.35 million due from the bankrupt broker is collectible.

Note 5—Investment in American Shale Oil, LLC

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of June 30, 2012, the cumulative contributions of AMSO and Total to AMSO, LLC were $55.4 million. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Balance, beginning of period	$(685)	$1,522
Capital contributions	2,048	1,428
Equity in the net loss of AMSO, LLC	(1,744)	(2,849)

Balance, end of period	$(381)	$101

At June 30, 2012 and December 31, 2011, the liability for equity loss in AMSO, LLC was included in the consolidated balance sheet in “Accrued expenses.”

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At June 30, 2012, AMSO had funded $1.9 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At June 30, 2012, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $0.9 million, based on AMSO, LLC’s 2012 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2012 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$13,211
Less: cumulative capital contributions to AMSO, LLC	(11,902)
Less: liability for equity loss in AMSO, LLC at June 30, 2012	(381)

Maximum exposure to additional loss	$928

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Operating expenses:
General and administrative	$135	$203	$257	$371
Research and development	2,451	10,694	4,725	13,872

Total operating expenses	2,586	10,897	4,982	14,243
Other expense	—	1	—	1

Net loss	$(2,586)	$(10,898)	$(4,982)	$(14,244)

Note 6—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. The Company paid a facility fee of $37,500 and pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At June 30, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Note 7—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2012
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2011	$127,338	$(7,039)	$120,299
Dividends declared ($0.083 per share)	(1,907)	—	(1,907)
Restricted Class B common stock purchased from employees	(133)	—	(133)
Exercise of stock options	5	—	5
Stock-based compensation	1,641	—	1,641
Grants of equity of subsidiary	(518)	518	—
Comprehensive loss:
Net loss	(2,648)	137	(2,511)
Foreign currency translation adjustments	(57)	(17)	(74)
Change in unrealized gain on available-for-sale securities	6	—	6

Comprehensive loss	(2,699)	120	(2,579)

Balance, June 30, 2012	$123,727	$(6,401)	$117,326

Dividend Payments

On January 5, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. On April 3, 2012, the Company paid a cash dividend of $0.033 per share to stockholders of record at the close of business on March 26, 2012 of the Company’s Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represented the period between the end of the Company’s prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in the Company’s fiscal year to a calendar year, and represented a pro-rated dividend of 2/3rd of the normal quarterly dividend. On May 30, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on May 21, 2012 of the Company’s Class A and Class B common stock. The aggregate dividends declared in the six months ended June 30, 2012 were $1.9 million, and the aggregate dividends paid in the same period were $3.1 million.

The Company will pay an ordinary dividend of $0.05 per share on August 28, 2012 to stockholders of the Company’s Class A and Class B common stock as of the record date of August 20, 2012.

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

In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.23% of the equity in IEI, 1.68% of the equity in GIOG and 1.00% in the Asian Venture to certain of the Company’s officers and employees.

As of March 28, 2012, the Company recorded a reduction in “Additional paid-in capital” and an increase in “Noncontrolling interests” of $0.5 million for the issuance of the grants of 1.13% of the equity in IDT Energy to officers and employees. The Company will record additional adjustments to “Additional paid-in capital” and “Noncontrolling interests” as the remainder of these equity grants are issued. The fair value of the grants of equity interests on the date of the grant was estimated to be $4.2 million, which will be recognized over the vesting period that ends in December 2015. The unrecognized compensation cost relating to these grants of equity interests at June 30, 2012 was $3.9 million. The Company recognized compensation cost related to the vesting of these equity interests of $0.3 million in the three and six months ended June 30, 2012.

Stock Repurchase Program

On December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of the Company’s Class B common stock for up to an aggregate of $20 million. At June 30, 2012, no repurchases had been made and 20 million shares remained available for repurchase under the stock repurchase program.

Stock-Based Compensation

On November 3, 2011, the Company granted certain of its employees and directors 186 thousand restricted shares of the Company’s Class B common stock and 356 thousand options to purchase shares of the Company’s Class B common stock. In addition, on November 3, 2011, the Company granted nonemployee individuals that provide services to the Company, 52 thousand restricted shares of the Company’s Class B common stock and 52 thousand options to purchase shares of the Company’s Class B common stock. The restricted shares and options, which were granted under the Company’s Incentive Plan, vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield. In addition, in January or March 2012, each of the four non-employee members of the Company’s Board of Directors received 2,920 restricted shares of the Company’s Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant. The Company recognized compensation cost related to the vesting of these shares and options of $0.3 million and $0.6 million in the three and six months ended June 30, 2012, respectively.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to the Company’s restricted shares at June 30, 2012 was $2.0 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.4 million in the six months ended June 30, 2012 and 2011, respectively.

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

Exchange Offer

On August 2, 2012, the Company initiated an offer to exchange up to 8.75 million outstanding shares of its Class B common stock for the same number of shares of a new series of preferred stock. The preferred stock will have a liquidation preference of $8.50 per share, and dividend rights that are senior to dividends on the common stock, in an annual amount of $0.6375 per share, plus the potential for an increase in the dividend related to the performance of the Company’s REP business. The preferred stock will be redeemable by the Company after four years at a premium and after five years at the liquidation preference plus accrued dividends. The Company anticipates that following the payment of its second quarter of 2012 dividend, dividends on its common stock will be suspended for an indefinite time. The exchange offer is made upon the terms and conditions set forth in the Offer to Exchange dated August 2, 2012, and the related Letter of Transmittal, which have been filed with the SEC. The offer will expire on September 5, 2012, unless extended by the Company. The consummation of the exchange offer is conditioned on at least 4.375 million shares of Class B common stock being tendered and not properly withdrawn in the exchange offer. This condition may be waived by the Company.

Variable Interest Entities

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

The Company does not own any interest in CCE or DAD and thus the net income or loss incurred by CCE and DAD was attributed to noncontrolling interests in the accompanying consolidated statements of operations. Net income (loss) of CCE and DAD and aggregate net funding repaid to (provided by) the Company to CCE and DAD in order to finance their operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss):
CCE	$(114)	$(1,132)	$934	$(1,179)

DAD	$(32)	$(62)	$(189)	$(62)

Aggregate funding repaid to (provided by) the Company, net	$1,749	$(72)	$1,622	$(38)

Summarized combined balance sheets of CCE and DAD are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$235	$763
Restricted cash	22	81
Trade accounts receivable	2,785	2,766
Prepaid expenses	158	70
Other current assets	218	413
Fixed assets, net	50	57
Other assets	453	282

Total assets	$3,921	$4,432

Liabilities and members’ interests
Current liabilities	$1,961	$1,631
Due to IDT Energy	4,198	5,820
Noncontrolling interests	(2,238)	(3,019)

Total liabilities and noncontrolling interests	$3,921	$4,432

The assets of CCE and DAD may only be used to settle obligations of CCE and DAD, and may not be used for other consolidated entities. The liabilities of CCE and DAD are non-recourse to the general credit of the Company’s other consolidated entities.

In April 2012, IDT Energy and CCE entered into an Asset Purchase Agreement pursuant to which IDT Energy would, upon the satisfaction of many conditions, acquire all of CCE’s customer accounts, accounts receivable, trade names and other customer-related assets in exchange for the discharge and release of CCE’s debt and payment obligations to IDT Energy. The closing conditions included customary conditions as well as the discharge or satisfactory resolution of certain claims pending against CCE, and IDT Energy was under no obligation to assume any liability related thereto. At June 30, 2012, the amount of CCE debt to be discharged was $3.1 million. Due to the unlikelihood of CCE satisfying the conditions to closing in a reasonable time frame, the parties mutually determined to terminate this agreement. In addition, in April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. Finally, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

Note 8—(Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Basic weighted-average number of shares	21,037	20,365	21,018	20,365
Effect of dilutive securities:
Non-vested restricted Class B common stock	—	—	—	1,977

Diluted weighted-average number of shares	21,037	20,365	21,018	22,342

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	457	—	457	—
Non-vested restricted Class B common stock	1,979	1,977	2,142	—

Shares excluded from the calculation of diluted earnings per share	2,436	1,977	2,599	—

For the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Related Party Transaction

Up until the Spin-Off, IDT, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. The allocated amounts also included charges for utilizing the net operating loss of IDT, as the Company was included in IDT’s consolidated federal income tax return in all periods through the date of the Spin-Off. In addition, IDT controlled the flow of the Company’s treasury transactions. Following the Spin-off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. IDT charged the Company $0.8 million and $0.5 million in the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.1 million in the six months ended June 30, 2012 and 2011, respectively, which was included in “Selling, general and administrative” expense in the consolidated statements of operations. In addition, in the three and six months ended June 30, 2011, IDT charged the Company $0.3 million and $4.3 million, respectively for utilizing the net operating loss of IDT, which was included in “Provision for income taxes” in the consolidated statement of operations.

Pursuant to the Transition Services Agreement, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. In the three and six months ended June 30, 2012, the Company charged IDT $26 thousand and $46 thousand, respectively for these services, which reduced the Company’s “Selling, general and administrative” expense.

Note 10—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 96.4% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended June 30, 2012
Revenues	$42,826	$—	$—	$42,826
Income (loss) from operations	1,059	(3,902)	(2,163)	(5,006)
Research and development	—	2,786	(2)	2,784
Equity in the net loss of AMSO, LLC	—	905	—	905

Three Months Ended June 30, 2011
Revenues	$38,716	$—	$—	$38,716
Income (loss) from operations	1,887	(4,436)	(61)	(2,610)
Research and development	—	1,833	—	1,833
Equity in the net loss of AMSO, LLC	—	2,180	—	2,180

Six Months Ended June 30, 2012
Revenues	$100,331	$—	$—	$100,331
Income (loss) from operations	8,429	(6,998)	(3,744)	(2,313)
Research and development	—	4,877	—	4,877
Equity in the net loss of AMSO, LLC	—	1,744	—	1,744

Six Months Ended June 30, 2011
Revenues	$102,142	$—	$—	$102,142
Income (loss) from operations	11,745	(7,563)	(317)	3,865
Research and development	—	4,133	—	4,133
Equity in the net loss of AMSO, LLC	—	2,849	—	2,849

Note 11—Legal Proceedings

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

On June 6, 2012, the Union filed a petition with the Supreme Court of Israel against various ministries of the State of Israel, IEI and other oil and gas exploration companies. The Union claims that the new regulations recently enacted by the Ministry of Energy pursuant to Section 47 of the Petroleum Law should be cancelled. The regulations clarify the process for obtaining permits under the Planning Laws required for oil and gas exploration work, and will enable IEI to proceed with key pilot test permit applications. The Court rejected the Union’s request for an injunction and ordered the respondents to submit a response by September 10, 2012.

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

Note 12—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase and other commitments of $0.2 million as of June 30, 2012.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including income tax, utility excise tax and sales and use tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. IDT Energy’s potential exposure for New York City utility tax, interest and penalties for the period from January 1, 2009 through June 30, 2012 is an additional $9.0 million. At June 30, 2012, the Company’s accrual for each of these audits, and the range of the Company’s estimated reasonably possible liability above the amount accrued was as follows:

		Reasonably Possible Liability Above the Amount Accrued
	Amount Accrued	From	To
	(in thousands)
June 30, 2012
New York State income tax audit	$2,768	$—	$4,200
New York City utility tax audit	4,657	—	5,900
New York State sales and use tax audit	750	—	1,100

Total	$8,175	$—	$11,200

At June 30, 2012, the Company has accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Other Contingencies

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. The Company is in compliance with such covenants. As of June 30, 2012, restricted cash of $0.3 million and trade accounts receivable of $26.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.9 million as of June 30, 2012.

Note 13—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of:

•	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale initiative in Israel.

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

As part of our ongoing business development efforts, we continuously seek out new opportunities, which may include complementary operations or businesses that reflect horizontal or vertical expansion from our current operations. Some of these potential opportunities are considered briefly and others are examined in further depth. In particular, we seek out acquisitions to expand the geographic scope and size of our REP business, and additional energy exploration projects to diversify our GOGAS unit’s operations, among geographies, technologies and resources.

As part of this process, in addition to other potential opportunities, we are currently actively evaluating several potential development projects for oil shale and other conventional and unconventional energy resources in Asia and the Middle East. The energy development prospects vary in potential size, applied technology and potential time to commercial production. We recently signed an agreement with an Asian country for a joint geological survey of certain of that country’s oil shale deposits, and have applied for a license to explore a potential onshore, tight oil resource in the Middle East. These prospects are in various stages of development and it is unclear when or if we will be successful in securing any of these or other projects, or that if secured, they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

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

The following table summarizes the percentage of consolidated revenues from utility companies that equal or exceed 10% of our consolidated revenues in the period presented (no other single customer accounted for more than 10% of our consolidated revenues in these periods):

	Six Months Ended June 30,
	2012	2011
Con Edison	33.1%	41.5%
National Grid USA	13.2%	18.3%
National Grid dba Keyspan	na	14.2%

na — less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility companies that equal or exceed 10% of our consolidated gross trade accounts receivable at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Con Edison	44.6%	33.8%
National Grid USA	na	17.2%
National Grid dba Keyspan	na	11.1%

na — less than 10% of consolidated gross trade accounts receivable at June 30, 2012

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

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At June 30, 2012, AMSO had funded $1.9 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At June 30, 2012, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $0.9 million, based on AMSO, LLC’s 2012 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2012 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$13.2
Less: cumulative capital contributions to AMSO, LLC	(11.9)
Less: liability for equity loss in AMSO, LLC at June 30, 2012	(0.4)

Maximum exposure to additional loss	$0.9

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

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

IDT Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues:
Electric	$35.4	$28.6	$6.8	23.7%	$67.1	$60.0	$7.1	11.9%
Natural gas	7.5	10.1	(2.6)	(26.4)	33.2	42.2	(9.0)	(21.2)

Total revenues	42.9	38.7	4.2	10.6	100.3	102.2	(1.9)	(1.8)
Direct cost of revenues	31.2	28.9	2.3	7.9	70.6	75.2	(4.6)	(6.0)

Gross profit	11.7	9.8	1.9	18.7	29.7	27.0	2.7	10.0
Selling, general and administrative expenses	10.6	7.9	2.7	33.6	21.3	15.3	6.0	39.5

Income from operations	$1.1	$1.9	$(0.8)	(43.9)%	$8.4	$11.7	$(3.3)	(28.2)%

Revenues. IDT Energy’s electricity revenues increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of a significant increase in consumption, partially offset by a decrease in the average rate charged to customers. Electric consumption increased 70.4% and 57.2% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, and the average electric rate charged to customers decreased 27.4% and 28.8% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in electric consumption was the result of an increase in meters enrolled coupled with an increase in average consumption per meter. The decrease in the average electric rate charged to customers was primarily the result of a decrease in the underlying commodity cost. In the three months ended June 30, 2012, IDT Energy entered an additional electric territory in Pennsylvania with an addressable market of approximately seven hundred thousand meters, and now offers electric service in substantially all of Pennsylvania.

IDT Energy’s natural gas revenues decreased in the three months ended June 30, 2012 compared to the same period in 2011 as a result of a decrease in the average rate charged to customers due to a decline in the underlying commodity cost, as well as a decrease in consumption and average consumption per meter, although meters enrolled increased in the three months ended June 30, 2012 compared to the same period in 2011. The per unit rate charged to customers decreased 25.1% in the three months ended June 30, 2012 compared to the same period in 2011. Natural gas consumption decreased 1.7% and consumption per meter decreased 9.9% in the three months ended June 30, 2012 compared to the same period in 2011.

IDT Energy's natural gas revenues decreased in the six months ended June 30, 2012 compared to the same period in 2011 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State was 24% warmer in the three months ended March 31, 2012 than in the same period in 2011. The unseasonably warm weather contributed to decreases in both the per unit rate charged and in consumption per meter. The per unit rate charged to customers decreased 17.2% in the six months ended June 30, 2012 compared to the same period in 2011. Consumption per meter decreased 14.3% in the six months ended June 30, 2012 compared to the same period in 2011. The decline in demand for heat as well as increased domestic production of natural gas and relatively high storage gas inventories caused a decrease in the underlying natural gas cost, which allowed us to decrease the average natural gas rate charged to customers. The decline in the average natural gas rate charged to customers was also the result of discounts and promotional rates for new customers. The decline in consumption was partially offset by an increase in meters served.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(in thousands)
Meters at end of quarter:
Electricity customers	313	289	254	247	224
Natural gas customers	182	186	184	183	172

Total meters	495	475	438	430	396

Gross meter acquisitions in the three and six months ended June 30, 2012 were 101,000 and 209,000, respectively, compared to 69,000 and 115,000 in the three and six months ended June 30, 2011, respectively. Net meters enrolled increased by 20,000 or 4.1% in the three months ended June 30, 2012 compared to an increase of 19,000 meters or 5.1% in the three months ended June 30, 2011, and increased by 57,000 or 13.0% in the six months ended June 30, 2012 compared to an increase of 28,000 meters or 7.7% in the six months ended June 30, 2011, as gross meter acquisitions were partially offset by customer churn. Average monthly churn increased from 5.2% in the three months ended June 30, 2011 to 6.6% in the three months ended June 30, 2012 and increased from 4.9% in the six months ended June 30, 2011 to 6.5% in the six months ended June 30, 2012, primarily because of the continued acceleration in customer acquisitions, with its respective higher churn profile, and increased competition in some of IDT Energy’s key utility markets.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 25.0% RCE increase at June 30, 2012 compared to June 30, 2011 reflects primarily the increase in electric meters enrolled as well as, to a lesser degree, a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s growth in RCEs was from recent expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. This increase was partially offset by decreases in natural gas RCEs due to consumption declines associated with the warmer than normal weather over the measurement period.

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(in thousands)
RCEs at end of quarter:
Electricity customers	204	176	153	142	135
Natural gas customers	88	82	95	100	99

Total RCEs	292	258	248	242	234

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Direct cost of revenues:
Electric	$25.9	$20.7	$5.2	25.1%	$46.0	$41.5	$4.5	11.2%
Natural gas	5.3	8.2	(2.9)	(35.8)	24.6	33.7	(9.1)	(27.1)

Total direct cost of revenues	$31.2	$28.9	$2.3	7.9%	$70.6	$75.2	$(4.6)	(6.0)%

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Gross margin percentage:
Electric	26.8%	27.6%	(0.8)%	31.4%	30.9%	0.5%
Natural gas	29.3	19.0	10.3	26.0	20.0	6.0

Total gross margin percentage	27.2%	25.4%	1.8%	29.6%	26.4%	3.2%

Direct cost of revenues for electricity increased 25.1% and 11.2% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Consumption increased 70.4% and 57.2% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These increases were partially offset by decreases in the average unit cost of 26.6% and 29.3% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Direct cost of revenues for natural gas decreased 35.8% and 27.1% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to decreases in the average unit cost of 34.6% and 23.4% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as well as decreases in consumption of 1.7% and 4.8% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Gross margin on electricity sales decreased in the three months ended June 30, 2012 compared to the same period in 2011 because the decrease in the average rate charged to customers exceeded the decline in the cost of the underlying commodity as a result of discounts and promotional rates for new customers. Gross margin on electricity sales increased in the six months ended June 30, 2012 compared to the same period in 2011 and gross margins on natural gas sales increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 as the cost of the underlying commodity declined more sharply than the decrease in the average rate charged to customers. In both cases gross margin was helped by IDT Energy’s ability to lag decreases in its average rate charged to customers as the cost of the commodity declined.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily due to an increase in customer acquisition costs. These costs increased an aggregate of $2.2 million and $4.9 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, representing 82.7% and 80.8% of the total increase in selling, general and administrative expenses in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as a result of the expansion into new territories. In addition, the increase in selling, general and administrative expenses in the three and six months ended June 30, 2012 compared to the same periods in 2011 was the result of an increase in severance expense from nil in the three and six months ended June 30, 2011 to $0.4 million in both the three and six months ended June 30, 2012, and an increase in stock-based compensation expense from $0.1 million and $0.3 million in the three and six months ended June 30, 2011, respectively, to $0.4 million and $0.6 million in the three and six months ended June 30, 2012, respectively. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 20.5% and 14.9% in the three and six months ended June 30, 2011, respectively, to 24.7% and 21.2% in the three and six months ended June 30, 2012, respectively, primarily because of the significant increase in costs related to customer acquisitions.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses	$0.2	$0.4	$(0.2)	(50.2)%	$0.4	$0.6	$(0.2)	(35.1)%
Research and development	2.8	1.8	1.0	52.0	4.9	4.1	0.8	18.0
Equity in net loss of AMSO, LLC	0.9	2.2	(1.3)	(58.5)	1.7	2.9	(1.2)	(38.8)

Loss from operations	$(3.9)	$(4.4)	$(0.5)	(12.0)%	$(7.0)	$(7.6)	$(0.6)	(7.5)%

General and Administrative. General and administrative expenses decreased in the three and six months ended June 30, 2012 compared to the same periods in 2011 as the mix of activities shifted to specific projects which are classified as research and development activities.

Research and Development.  Research and development expenses in the three and six months ended June 30, 2012 and 2011 were related to the operations of IEI in Israel and our global exploration and technology development efforts. IEI completed the field work included in its three-year resource appraisal study in 2011, the results of which support our expectations about the commercial potential of the oil shale in our Shfela basin license area. The findings from across the license area are consistent with previous estimates of oil equivalent in place within the Basin and indicate that the oil shale deposit is well suited for commercial development. Research and development expenses in the three months ended June 30, 2012 increased compared to the same period in 2011 due to increases in expenses in both IEI and our other global development efforts. Research and development expenses in the six months ended June 30, 2012 increased compared to the same period in 2011 as the increase in expenses in pilot engineering and design work at IEI and our other global development efforts were partially offset by the reduction in drilling activity in IEI.

During the second quarter of 2012, IEI made progress on the engineering design and other preparatory work required for pilot plant construction, while continuing to work with regulatory authorities to obtain the permits required before pilot construction can begin. Also during the second quarter of 2012, the government of Israel promulgated new regulations pursuant to Section 47 of its Petroleum Law. The regulations clarify the regulatory process for oil and gas exploration including the processes for permitting construction of surface facilities and drilling. IEI is preparing key pilot test permit applications consistent with the new regulations. The permits must be obtained before pilot test construction can begin, and they are not likely to be issued before early next year. In the interim, IEI continues to perform resource appraisal work as well as key design and engineering functions necessary for the construction of the pilot test facilities. IEI expects to begin construction of the pilot test in 2013, barring further permitting, regulatory or litigation driven delays. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next three years.

Equity in the Net Loss of AMSO, LLC. In the three and six months ended June 30, 2012, AMSO, LLC continued with late-stage preparations for its pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. The test showed certain details to the facilities that must be corrected prior to proceeding with the pilot test and identified weaknesses in certain diagnostic equipment. The manufacturer of the underground heater is currently modifying its equipment to address issues that arose during the commissioning process and which were confirmed during subsequent factory acceptance testing. The modifications and improvements are intended to enhance the reliability of the heater during the pilot test and could be completed as early as this fall. If the proposed enhancements do not meet our performance standards, AMSO, LLC may elect to introduce a substantially modified design, which would involve additional delay, but would be expected to be beneficial in the long term. As a contingency, AMSO, LLC has begun initial engineering of possible alternative approaches. Either before or after the pilot test is launched, additional heater modifications may be required. AMSO, LLC may also encounter additional technical delays before operating the pilot on a sustained basis. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications are incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert its research, development and demonstration lease into a commercial lease.

AMSO’s equity in the net loss of AMSO, LLC decreased in the three and six months ended June 30, 2012 compared to the same periods in 2011 due to the decrease in AMSO, LLC’s net loss to $2.6 million and $5.0 million in the three and six months ended June 30, 2012, respectively, from $10.9 million and $14.2 million in the three and six months ended June 30, 2011, respectively, although beginning in December 2011, AMSO’s share of the loss of AMSO, LLC increased from 20% to 35%, in accordance with our agreement with Total. AMSO, LLC’s net loss decreased as the costs associated with the pilot test facility construction were substantially completed prior to the current period.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.2	$0.1	$2.1	nm	$3.7	$0.3	$3.4	nm

nm—not meaningful

The increase in general and administrative expenses in the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due primarily to increases in compensation, legal and consulting fees and stock-based compensation.

We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, for operating as a separate public company. We therefore expect our general and administrative expenses to increase compared to periods prior to the Spin-Off because of these additional costs.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-off, IDT charges us for services it provides pursuant to the Transition Services Agreement. In the three months ended June 30, 2012 and 2011, IDT charged us $0.8 million and $0.5 million, respectively, and in the six months ended June 30, 2012 and 2011, IDT charged us $1.5 million and $1.1 million, respectively, which was included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

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

The fair value of the grants of equity interests on the date of the grant was estimated to be $4.2 million, which will be recognized over the vesting period that ends in December 2015. The unrecognized compensation cost relating to these grants of equity interests at June 30, 2012 was $3.9 million. We recognized compensation cost related to the vesting of these equity interests of $0.3 million in the three and six months ended June 30, 2012, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

On November 3, 2011, we granted certain of our employees and directors 186 thousand restricted shares of our Class B common stock and 356 thousand options to purchase shares of our Class B common stock. In addition, on November 3, 2011, we granted nonemployee individuals that provide services to us, 52 thousand restricted shares of our Class B common stock and 52 thousand options to purchase shares of our Class B common stock. The restricted shares and options vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model. In addition, in January or March 2012, each of the four non-employee members of our Board of Directors received 2,920 restricted shares of our Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of our Class B common stock on the date of grant. We recognized compensation cost related to the vesting of these shares and options of $0.3 million and $0.6 million in the three and six months ended June 30, 2012, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of our Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of our Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of our Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to our restricted shares at June 30, 2012 was $2.0 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.4 million in the six months ended June 30, 2012 and 2011, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The following is a discussion of our consolidated income and expense line items below income from operations.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
(Loss) income from operations	$(5.0)	$(2.6)	$(2.4)	(91.8)%	$(2.3)	$3.9	$(6.2)	(159.8)%
Financing fees, net of interest income	(0.6)	(0.4)	(0.2)	(28.3)	(1.3)	(1.0)	(0.3)	(28.0)
Other (expense) income, net	(0.1)	0.1	(0.2)	(213.6)	(0.1)	0.3	(0.4)	(130.2)
Benefit from (provision for) income taxes	1.9	(1.2)	3.1	262.8	1.2	(5.0)	6.2	123.0

Net loss	(3.8)	(4.1)	0.3	11.0	(2.5)	(1.8)	(0.7)	(40.1)
Net loss (income) loss attributable to noncontrolling interests	0.5	1.8	(1.3)	(74.9)	(0.1)	2.2	(2.3)	(106.2)

Net (loss) income attributable to Genie	$(3.3)	$(2.3)	$(1.0)	(39.6)%	$(2.6)	$0.4	$(3.0)	(741.2)%

Financing Fees, net of Interest Income.The increase in financing fees, net of interest income in the three and six months ended June 30, 2012 compared to the similar periods in 2011 was primarily due to an increase in finance charges under the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The BP finance charges increased to $0.6 million and $1.3 million in the three and six months ended June 30, 2012, respectively, compared to $0.5 million and $1.0 million in the similar periods in 2011.

Other (Expense) Income, net.  The decrease in other (expense) income, net in the three and six months ended June 30, 2012 compared to the similar periods in 2011 was due to the decrease in income from the change in the fair value of the GEIC stock option from $194 thousand in the three and six months ended June 30, 2011 to nil in the three and six months ended June 30, 2012. The decrease in other (expense) income, net in the six months ended June 30, 2012 compared to the similar period in 2011 was also a result of a decrease in foreign currency transaction gains.

Benefit from (Provision for) Income Taxes.  The benefit from income taxes in the three and six months ended June 30, 2012 was primarily from pre-tax losses incurred by Genie Oil and Gas, partially offset by IDT Energy’s provision for income taxes. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis. In the three and six months ended June 30, 2011, IDT charged us $0.3 million and $4.3 million, respectively, for utilizing its net operating loss, which was included in “Provision for income taxes” in the accompanying consolidated statement of operations.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three and six months ended June 30, 2012 compared to the similar periods in 2011 primarily relates to 100% of the net income (loss) incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net (loss) income in the three and six months ended June 30, 2012 was $(0.1) million and $0.9 million, respectively, compared to net loss of $(1.1) million and $(1.2) million in the three and six months ended June 30, 2011, respectively. CCE’s customer base and revenues had grown significantly by the three and six months ended June 30, 2012 compared to the similar periods in 2011 since CCE commenced operations in the three months ended March 31, 2011.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, and operational funding from IDT. We currently expect that our operations in the next twelve months and the balance of cash, cash equivalents, restricted cash and marketable securities that we held as of June 30, 2012 of $98.6 million will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending June 30, 2013.

As of June 30, 2012, we had working capital (current assets less current liabilities) of $106.9 million.

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

On August 2, 2012, we initiated an offer to exchange up to 8.75 million outstanding shares of our Class B common stock for the same number of shares of a new series of preferred stock. The preferred stock will have a liquidation preference of $8.50 per share, and dividend rights that are senior to dividends on the common stock, in an annual amount of $0.6375 per share, plus the potential for an increase in the dividend related to the performance of our REP business. The preferred stock will be redeemable by us after four years at a premium and after five years at the liquidation preference plus accrued dividends. We anticipate that following the payment of our second quarter of 2012 dividend, dividends on our common stock will be suspended for an indefinite time. The exchange offer is made upon the terms and conditions set forth in the Offer to Exchange dated August 2, 2012, and the related Letter of Transmittal, which have been filed with the SEC. The offer will expire on September 5, 2012, unless extended by us. The consummation of the exchange offer is conditioned on at least 4.375 million shares of our Class B common stock being tendered and not properly withdrawn in the exchange offer, although we may waive this condition.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Construction of the pilot test is expected to begin in 2013 barring further permitting, regulatory or litigation driven delays. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through sales of equity interests in IEI. Finally, we may finance our operations through sales of equity interests in GOGAS or the Company. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next three years.

	Six months ended June 30,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$1.6	$7.2
Investing activities	(19.3)	(1.1)
Financing activities	(3.2)	2.0

(Decrease) increase in cash and cash equivalents	$(20.9)	$8.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to IEI’s research and development activities.

CCE and DAD Sales, LLC, or DAD, are consolidated variable interest entities. Tari Corporation, or Tari, is the sole owner of both CCE and DAD. We determined that we have the power to direct the activities of CCE and DAD that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. We therefore determined that we are the primary beneficiary of both CCE and DAD, and as a result, we consolidate CCE and DAD with our IDT Energy segment. We provided CCE and DAD with all of the cash required to fund their operations. In the six months ended June 30, 2012, CCE and DAD repaid $1.6 million to us. In the six months ended June 30, 2011, we provided CCE and DAD with net funding of $38 thousand in order to finance their operations. In April 2012, IDT Energy and CCE entered into an Asset Purchase Agreement pursuant to which IDT Energy would, upon the satisfaction of many conditions, acquire all of CCE’s customer accounts, accounts receivable, trade names and other customer-related assets in exchange for the discharge and release of CCE’s debt and payment obligations to IDT Energy. The closing conditions included customary conditions as well as the discharge or satisfactory resolution of certain claims pending against CCE, and IDT Energy was under no obligation to assume any liability related thereto. At June 30, 2012, the amount of CCE debt to be discharged was $3.1 million. Due to the unlikelihood of CCE satisfying the conditions to closing in a reasonable time frame, the parties mutually determined to terminate this agreement. In addition, in April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. Finally, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. We are in compliance with such covenants. As of June 30, 2012, restricted cash of $0.3 million and trade accounts receivable of $26.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.9 million as of June 30, 2012.

We are subject to audits in various jurisdictions for various taxes, including income tax, utility excise tax and sales and use tax. Specifically, IDT Energy has the following audits in process: (1) New York State income tax for fiscal 2007, fiscal 2008 and fiscal 2009, (2) New York City utility tax audit on electricity sales for the period from June 1, 2007 through December 31, 2008, and (3) New York State sales and use tax for the period from June 2003 though August 2009. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility tax audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for utility tax, interest and penalties for the period from January 1, 2009 through June 30, 2012 is an additional $9.0 million. At June 30, 2012, our accrual for each of these audits, and the range of our estimated reasonably possible liability above the amount accrued was as follows:

		Reasonably Possible Liability Above the Amount Accrued
	Amount Accrued	From	To
	(in millions)
New York State income tax audit	$2.7	$—	$4.2
New York City utility tax audit	4.7	—	5.9
New York State sales and use tax audit	0.8	—	1.1

Total	$8.2	$—	$11.2

At June 30, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

 We are no longer eligible to utilize IDT’s net operating loss to offset our taxable income for periods following the Spin-Off and, as a result, will have to pay our federal income taxes to the U.S. Treasury instead of to IDT.

Investing Activities

Our capital expenditures were $49 thousand in the six months ended June 30, 2012 compared to $93 thousand in the six months ended June 30, 2011. We currently anticipate that our total capital expenditures for the twelve months ending June 30, 2013 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at June 30, 2012.

In the six months ended June 30, 2012 and 2011, cash used for capital contributions to AMSO, LLC was $2.0 million and $1.4 million, respectively. Costs for research and development activities in IEI and AMSO, LLC are charged to expense when incurred.

Restricted cash and cash equivalents increased $9.7 million in the six months ended June 30, 2012 and decreased $0.4 million in the six months ended June 30, 2011. The increase in the six months ended June 30, 2012 included $10.0 million that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

In the six months ended June 30, 2012, we entered into loans with employees for an aggregate of $0.6 million and we used cash of $6.9 million to purchase marketable securities.

Financing Activities

Up until the Spin-Off, IDT, our former parent company, provided us with the cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, when necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the six months ended June 30, 2011, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $3.5 million.

On January 5, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on December 22, 2011 of our Class A common stock and Class B common stock. On April 3, 2012, we paid a cash dividend of $0.033 per share to stockholders of record at the close of business on March 26, 2012 of our Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represented the period between the end of our prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in our fiscal year to a calendar year, and represented a pro-rated dividend of 2/3rd of the normal quarterly dividend. On May 30, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on May 21, 2012 of our Class A and Class B common stock. The aggregate dividends paid in the six months ended June 30, 2012 were $3.1 million. We will pay an ordinary dividend of $0.05 per share on August 28, 2012 to stockholders of our Class A and Class B common stock as of the record date of August 20, 2012.

On December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of our Class B common stock for up to an aggregate of $20 million. At June 30, 2012, no repurchases have been made and 20 million shares remained available for repurchase under the stock repurchase program.

We received proceeds from the exercise of our stock options of $5 thousand in the six months ended June 30, 2012.

In the six months ended June 30, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In April 2010, GEIC sold shares of its common stock and an option to purchase additional shares of its common stock to Michael Steinhardt for $5.0 million. In June 2011, in a refinement of the terms of the initial investment and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGAS and arranged for us and IDT to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million. Repurchase of noncontrolling interests of $1.5 million in the six months ended June 30, 2011 is the financing activity portion of the cash paid to the Steinhardt stockholder entity.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. We paid a facility fee of $37,500 and pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At June 30, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $27.0 million at June 30, 2012 from $24.1 million at December 31, 2011 reflecting the increase in our revenues since December 31, 2011.

Inventory of natural gas decreased to $1.7 million at June 30, 2012 from $4.1 million at December 31, 2011 primarily due to the sales of natural gas during the winter heating season.

Contractual Obligations

The following table quantifies our future contractual obligations as of June 30, 2012:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$1.3	$1.3	$—	$—	$—
IDT Energy’s forward contracts	0.1	0.1	—	—	—
Purchase and other obligations	0.2	0.2	—	—	—
Operating leases	0.3	0.2	0.1	—	—
Total contractual obligations (2)	$1.9	$1.8	$0.1	$—	$—

(1)
AMSO’s total committed investment in AMSO, LLC is subject to certain situations where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

(2)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2012 of $2.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through an insurance company for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2012, IDT Energy had aggregate performance bonds of $2.0 million outstanding.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2012 had remained the same as in the six months ended June 30, 2011, our gross profit from electricity sales would have increased by $8.1 million in the six months ended June 30, 2012 and our gross profit from natural gas sales would have decreased by $0.6 million in that period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts and options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding electricity call options as of June 30, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	August 2012 to September 2012	140,800 MWh

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2012	—	$—	—	20,000,000
May 1–31, 2012	—	$—	—	20,000,000
June 1–30, 2012	—	$—	—	20,000,000

Total	—	$—	—

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

Genie Energy Ltd.

August 14, 2012	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

August 14, 2012	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer