Form 10-Q
period 2012-09-30
Genie Energy Ltd.
filed 2012-11-14
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 9, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	21,404,451 shares outstanding (excluding 27,202 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$71,519	$102,220
Restricted cash	10,321	591
Certificates of deposit	2,205	—
Marketable securities	11,459	—
Trade accounts receivable, net of allowance for doubtful accounts of $130 at September 30, 2012 and December 31, 2011	35,789	26,212
Inventory	2,771	4,067
Prepaid expenses	2,689	3,953
Deferred income tax assets—current portion	519	3,081
Other current assets	1,103	1,626
Total current assets	138,375	141,750
Property, plant and equipment, net	421	446
Goodwill	3,663	3,663
Licenses	150	—
Deferred income tax assets—long-term portion	—	2,026
Other assets	4,592	2,309
Total assets	$147,201	$150,194
Liabilities and equity
Current liabilities:
Trade accounts payable	$14,157	$12,929
Accrued expenses	12,655	9,152
Income taxes payable	916	2,624
Advances from customers	2,651	2,253
Dividends payable	—	1,148
Due to IDT Corporation	574	757
Other current liabilities	71	1,032
Total current liabilities	31,024	29,895
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2012 and December 31, 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 21,432 and 21,382 shares issued and 21,416 and 21,382 shares outstanding at September 30, 2012 and December 31, 2011, respectively	214	214
Additional paid-in capital	93,230	92,321
Treasury stock, at cost, consisting of 16 and nil shares of Class B common stock at September 30, 2012 and December 31, 2011, respectively	(133)	—
Accumulated other comprehensive loss	(75)	(137)
Retained earnings	26,576	34,924
Total Genie Energy Ltd. stockholders’ equity	119,828	127,338
Noncontrolling interests:
Noncontrolling interests	(2,651)	(6,039)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(3,651)	(7,039)
Total equity	116,177	120,299
Total liabilities and equity	$147,201	$150,194

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$63,725	$52,158	$164,056	$154,300
Direct cost of revenues	(42,285)	(33,163)	(112,936)	(108,326)
Gross profit	21,440	18,995	51,120	45,974
Operating expenses and losses:
Selling, general and administrative (i)	15,199	13,629	40,572	29,760
Research and development	2,264	1,603	7,141	5,737
Equity in the net loss of AMSO, LLC	508	1,619	2,252	4,468
Income from operations	3,469	2,144	1,155	6,009
Financing fees, net of interest income	(567)	(556)	(1,816)	(1,533)
Other expense, net	(12)	(986)	(101)	(691)
Income (loss) before income taxes	2,890	602	(762)	3,785
Provision for income taxes	(3,974)	(464)	(2,833)	(5,439)
Net (loss) income	(1,084)	138	(3,595)	(1,654)
Net (income) loss attributable to noncontrolling interests	(1,557)	1,355	(1,694)	3,560
Net (loss) income attributable to Genie Energy Ltd.	$(2,641)	$1,493	$(5,289)	$1,906

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.13)	$0.07	$(0.25)	$0.09

Diluted	$(0.13)	$0.07	$(0.25)	$0.09

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	21,037	20,365	21,025	20,365

Diluted	21,037	22,342	21,025	22,342
Dividends declared per common share	$0.05	$—	$0.133	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$973	$217	$2,614	$98

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net (loss) income	$(1,084)	$138	$(3,595)	$(1,654)
Other comprehensive income (loss):
Foreign currency translation adjustments	143	991	70	769
Change in unrealized gain on available-for-sale securities	(31)	—	(25)	—
Comprehensive (loss) income	(972)	1,129	(3,550)	(885)
Comprehensive (income) loss attributable to noncontrolling interests	(1,557)	1,295	(1,677)	3,368
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(2,529)	$2,424	$(5,227)	$2,483

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

Operating activities
Net loss	$(3,595)	$(1,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	91	18
Deferred income taxes	4,587	(2,026)
Stock-based compensation	2,614	98
Equity in the net loss of AMSO, LLC	2,252	4,468
Change in assets and liabilities:
Trade accounts receivable	(9,567)	479
Inventory	1,296	(585)
Prepaid expenses	1,264	(1,121)
Other current assets and other assets	(1,084)	140
Trade accounts payable, accrued expenses and other current liabilities	4,508	754
Advances from customers	398	—
Due to IDT Corporation	(182)	—
Income taxes payable	(1,709)	618
Net cash provided by operating activities	873	1,189
Investing activities
Capital expenditures	(64)	(97)
Capital contributions to AMSO, LLC	(2,925)	(2,798)
Changes in restricted cash	(9,730)	(870)
Issuance of note receivable	(650)	—
Purchase of licenses and security deposits	(175)	—
Purchases of certificates of deposit	(2,205)	—
Purchases of marketable securities	(11,484)	—
Net cash used in investing activities	(27,233)	(3,765)
Financing activities
Funding provided to IDT Corporation, net	—	(6,073)
Dividends paid	(4,205)	—
Proceeds from exercise of stock options	5	—
Repurchases of Class B common stock from employees	(133)	—
Repurchase of noncontrolling interests	—	(1,528)
Net cash used in financing activities	(4,333)	(7,601)
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Net decrease in cash and cash equivalents	(30,701)	(10,177)
Cash and cash equivalents at beginning of period	102,220	30,780
Cash and cash equivalents at end of period	$71,519	$20,603

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

On January 30, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from July 31 to December 31, in order to better align the Company’s financial reporting with its operational and budgeting cycle and with other industry participants. The Company reported the results for its transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011. Going forward, the Company’s fiscal quarters will end on the last day of March, June, September and December each year.

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

●	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale initiative in Israel.

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

Reclassifications

Sales of excess electricity purchases back to the NYISO (New York Independent System Operator, Inc.) of $1.0 million and $4.7 million in the three and nine months ended September 30, 2011, respectively, previously included in revenues, have been reclassified as a reduction of direct cost of revenues in the consolidated statement of operations to conform to the current presentation.

Advances from customers of $2.3 million at December 31, 2011, previously netted in trade accounts receivable, have been reclassified as current liabilities in the consolidated balance sheet to conform to the current presentation.

Note 2—Marketable Securities

 The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012:
Available-for-sale securities:
Corporate debt securities	$11,484	$16	$(41)	$11,459

The contractual maturities of the Company’s available-for-sale corporate debt securities at September 30, 2012 were as follows:

Fair Value
(in thousands)
Within one year	$10,494
After one year through five years	965
After five years through ten years	—
After ten years	—
Total	$11,459

At September 30, 2012, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$41	$9,459

At September 30, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer. There were no proceeds from sales and maturities of available-for-sale securities and no gross realized gains (losses) included in earnings in the nine months ended September 30, 2012 and 2011.

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities at September 30, 2012 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Corporate debt securities	$11,459	$—	$—	$11,459
Derivative contracts	—	174	—	174
Total	$11,459	$174	$—	$11,633
Liabilities:
Derivative contracts	$—	$17	$—	$17

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of electricity call and put options and natural gas put options and future contracts in which the underlying asset is a forward contract, which are classified as Level 2. These derivatives are valued using observable inputs based on quoted market prices in active markets for similar call options.

The Company’s subsidiary, GOGAS, issued an option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option. At September 30, 2012, the fair value of the GOGAS stock option was nil. The GOGAS warrants, GOGAS stock option and GEIC stock option were classified as Level 3 in the three and nine months ended September 30, 2011. The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$—	$(101)	$—	$(980)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other expense, net”	—	—	—	194
Included in earnings in “Selling, general and administrative expense”	—	41	—	500
Purchases, sales, issuances and settlements:
Settlement	—	—	—	226
Transfers in (out) of Level 3	—	—	—	—
Balance, end of period	$—	$(60)	$—	$(60)
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other expense, net”	$—	$—	$—	$194
Included in earnings in “Selling, general and administrative expense”	$—	$41	$—	$500

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011.

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

Cash and cash equivalents, restricted cash, certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities. At September 30, 2012 and December 31, 2011, the carrying amount of these assets approximates fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets. At September 30, 2012, other assets included an aggregate of $0.6 million in notes receivable from employees. The carrying amounts of the notes receivable approximate fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. At December 31, 2011, there were no financial instruments included in other assets.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity forward and future contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to IDT Energy’s forward contracts and put and call options, therefore the changes in fair value are recorded in earnings.

The summarized volume of IDT Energy’s outstanding electricity call and put options and natural gas put options and future contracts as of September 30, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	February 2013	72,000 MWh
Natural gas	February 2013	950,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$174	$446

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$17	$938

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Gain (Loss) Recognized on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated or not qualifying as hedging instruments		2012	2011	2012	2011
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(17)	$(324)	$(101)	$653
GOGAS warrants	Selling, general and administrative expense	—	41	—	500
GEIC stock option	Other (expense) income, net	—	—	—	194
Total		$(17)	$(283)	$(101)	$1,347

At September 30, 2012 and December 31, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, the Company transferred its hedging securities to an alternative clearing broker. In October 2011, the Company recognized a $0.45 million loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. As of September 30, 2012, the remaining balance of $0.35 million, which is net of amounts previously collected, is included in ”Other current assets” in the Company’s consolidated balance sheet, as such cash was not readily available for withdrawal. The Company believes that the $0.35 million due from the bankrupt broker is collectible.

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of September 30, 2012, the cumulative contributions of AMSO and Total to AMSO, LLC were $57.9 million. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Balance, beginning of period	$(685)	$1,522
Capital contributions	2,925	2,798
Equity in the net loss of AMSO, LLC	(2,252)	(4,468)
Balance, end of period	$(12)	$(148)

At September 30, 2012 and December 31, 2011, the liability for equity loss in AMSO, LLC was included in the consolidated balance sheet in “Accrued expenses.”

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At September 30, 2012, AMSO had funded $2.8 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At September 30, 2012, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $0.4 million, based on AMSO, LLC’s 2012 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at September 30, 2012 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$13,211
Less: cumulative capital contributions to AMSO, LLC	(12,779)
Less: liability for equity loss in AMSO, LLC at September 30, 2012	(12)
Maximum exposure to additional loss	$420

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Operating expenses:
General and administrative	$132	$167	$389	$538
Research and development	1,320	7,927	6,046	21,799
Total operating expenses	1,452	8,094	6,435	22,337
Other expense	—	—	—	1
Net loss	$(1,452)	$(8,094)	$(6,435)	$(22,338)

Note 6—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. The Company paid a facility fee of $37,500 and pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At September 30, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Note 7—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2012
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2011	$127,338	$(7,039)	$120,299
Dividends declared ($0.133 per share)	(3,058)	—	(3,058)
Restricted Class B common stock purchased from employees	(133)	—	(133)
Exercise of stock options	5	—	5
Stock-based compensation	2,614	—	2,614
Grants of equity of subsidiary	(1,711)	1,711	—
Comprehensive loss:
Net (loss) income	(5,289)	1,694	(3,595)
Foreign currency translation adjustments	87	(17)	70
Change in unrealized gain on available-for-sale securities	(25)	—	(25)
Comprehensive loss	(5,227)	1,677	(3,550)
Balance, September 30, 2012	$119,828	$(3,651)	$116,177

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

On August 28, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on August 20, 2012 of the Company’s Class A and Class B common stock. The aggregate dividends declared in the nine months ended September 30, 2012 were $3.1 million, and the aggregate dividends paid in the same period were $4.2 million.

In connection with the completion of the exchange offer and issuance of preferred stock (see below), if declared by the Company’s Board of Directors, a pro-rated base dividend on the Company’s Series 2012-A Preferred Stock for the fourth quarter of 2012 will be paid on or about February 15, 2013. In addition, the Company has suspended payment of dividends on its Class A and Class B common stock for the foreseeable future.

Grants of Equity of Subsidiaries

On March 28, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of equity interests in certain subsidiaries of the Company to Howard Jonas, the Chairman of the Company’s Board of Directors. The Compensation Committee approved the following grants to Mr. Jonas: (1) deferred stock units for 50.56 shares of common stock of IDT Energy (representing 2.5% of the equity in IDT Energy on a fully diluted basis), (2) 0.25 ordinary shares of IEI (representing 0.25% of the equity in IEI on a fully diluted basis), (3) 3.05 ordinary shares of an early stage exploration venture in Israel, Genie Israel Oil & Gas, Ltd. (“GIOG”) (representing 0.30% of the equity in GIOG on a fully diluted basis), and (4) shares representing 0.25% of the Company’s entity that seek to develop oil shale opportunities in an Asian country (“the Asian Venture”).

In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.23% of the equity in IEI, 1.68% of the equity in GIOG and 1.00% in the Asian Venture to certain of the Company’s officers and employees.

As of March 28, 2012, the Company recorded a reduction in “Additional paid-in capital” and an increase in “Noncontrolling interests” of $0.5 million for the issuance of the grants of 1.13% of the equity in IDT Energy to officers and employees. As of August 7, 2012, the Company recorded an additional reduction in “Additional paid-in capital” and an increase in “Noncontrolling interests” of $1.2 million for the issuance of the grant of 2.5% of the equity in IDT Energy to Howard Jonas. The fair value of the grants of equity interests on the date of the grant was estimated to be $4.2 million, which will be recognized over the vesting period that ends in December 2015. The unrecognized compensation cost relating to these grants of equity interests at September 30, 2012 was $3.6 million. The Company recognized compensation cost related to the vesting of these equity interests of $0.3 million and $0.6 million in the three and nine months ended September 30, 2012, respectively.

Stock Repurchase Program

On December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of the Company’s Class B common stock for up to an aggregate of $20 million. At September 30, 2012, no repurchases had been made and 20 million shares remained available for repurchase under the stock repurchase program.

Stock-Based Compensation

On November 3, 2011, the Company granted certain of its employees and directors 186 thousand restricted shares of the Company’s Class B common stock and 356 thousand options to purchase shares of the Company’s Class B common stock. In addition, on November 3, 2011, the Company granted nonemployee individuals that provide services to the Company, 52 thousand restricted shares of the Company’s Class B common stock and 52 thousand options to purchase shares of the Company’s Class B common stock. The restricted shares and options, which were granted under the Company’s Incentive Plan, vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 67% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.06% – 1.62%, (3) expected life of 6 - 7 years and (4) zero dividend yield. In addition, in January or March 2012, each of the four non-employee members of the Company’s Board of Directors received 2,920 restricted shares of the Company’s Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant. The Company recognized compensation cost related to the vesting of these shares and options of $0.3 million and $0.9 million in the three and nine months ended September 30, 2012, respectively.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to the Company’s restricted shares at September 30, 2012 was $1.6 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $0.6 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Exchange Offer and Issuance of Preferred Stock

On August 2, 2012, the Company initiated an offer to exchange up to 8.75 million outstanding shares of its Class B common stock for the same number of shares of a new series of preferred stock. The exchange offer was made upon the terms and conditions set forth in the Offer to Exchange, and the related Letter of Transmittal, as amended, which were filed with the SEC. The offer expired on October 10, 2012.

On October 11, 2012, the Company filed a Certificate of Designation with respect to its Series 2012-A Preferred Stock (the "Certificate of Designation") with the Secretary of State of Delaware. The Company issued 1,604,591 shares of its newly designated Series 2012-A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), in exchange for an equal number of shares of Class B common stock tendered in the Exchange Offer. Each share of the Preferred Stock has a liquidation preference of $8.50 (the "Liquidation Preference"), is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the "Base Dividend") plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of the Company's retail energy business exceeds $32 million by (B) 8,750,000 (the "Additional Dividend"), payable in cash and will be redeemable, in whole or in part, at the option of the Company following the fifth anniversary of issuance. However, the Company may redeem all or any portion of the Preferred Stock between the fourth and fifth annual anniversaries of the issue date at 101% of the Liquidation Preference plus all accrued and unpaid dividends. Pursuant to the Certificate of Designation, during any period when the Company has failed to pay a dividend and until all unpaid dividends have been paid in full the Company will be prohibited from paying dividends or distributions on the Company's Class B or Class A common stock.

The Base Dividend will be payable (if declared by the Company's Board of Directors, and accrued, if not declared) quarterly, on each February 15, May 15, August 15 and November 15, commencing with February 15, 2013 (which will be prorated for the portion of the Company's fourth fiscal quarter during which the Preferred Stock is outstanding), and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it will be paid to holders of Preferred Stock with the May dividend (prorated for fiscal 2012). With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Preferred Stock is equal in rank to all other equity securities the Company issues, the terms of which specifically provide that such equity securities rank on a parity with the Preferred Stock with respect to dividend rights or rights upon the Company's liquidation, dissolution or winding up; senior to the Company's common stock; and junior to all of the Company's existing and future indebtedness.

Each share of Preferred Stock has the same voting rights as a share of Class B common stock, except on certain matters that only impact the Company's common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

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

The Company does not own any interest in CCE or DAD and thus the net income or loss incurred by CCE and DAD was attributed to noncontrolling interests in the accompanying consolidated statements of operations. Net income (loss) of CCE and DAD and aggregate net funding repaid to (provided by) the Company to CCE and DAD in order to finance their operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss):
CCE	$1,895	$(284)	$2,828	$(1,463)
DAD	$(124)	$(429)	$(313)	$(491)
Aggregate funding (provided by) repaid to the Company, net	$(1,069)	$(4,900)	$553	$(4,938)

Summarized combined balance sheets of CCE and DAD are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Assets
Cash and cash equivalents	$1,678	$763
Restricted cash	52	81
Trade accounts receivable	3,956	2,766
Prepaid expenses	380	70
Other current assets	407	413
Property, plant and equipment, net	44	57
Other assets	453	282
Total assets	$6,970	$4,432
Liabilities and members’ interests
Current liabilities	$2,108	$1,631
Due to IDT Energy	5,268	5,820
Noncontrolling interests	(406)	(3,019)
Total liabilities and noncontrolling interests	$6,970	$4,432

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Basic weighted-average number of shares	21,037	20,365	21,025	20,365
Effect of dilutive securities:
Non-vested restricted Class B common stock	—	1,977	—	1,977
Diluted weighted-average number of shares	21,037	22,342	21,025	22,342

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	457	—	457	—
Non-vested restricted Class B common stock	1,988	—	1,988	—
Shares excluded from the calculation of diluted earnings per share	2,445	—	2,445	—

The preferred shares issued in October 2012 (see Note 7) are expected to significantly reduce earnings per-share available to common stockholders in future periods. For the three and nine months ended September 30, 2012, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Related Party Transaction

Up until the Spin-Off, IDT, the Company’s former parent company, charged the Company for certain transactions and allocated routine expenses based on company specific items. The allocated amounts also included charges for utilizing the net operating loss of IDT, as the Company was included in IDT’s consolidated federal income tax return in all periods through the date of the Spin-Off. In addition, IDT controlled the flow of the Company’s treasury transactions. Following the Spin-off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. IDT charged the Company $1.0 million and $1.8 million in the three months ended September 30, 2012 and 2011, respectively, and $2.5 million and $3.0 million in the nine months ended September 30, 2012 and 2011, respectively, which was included in “Selling, general and administrative” expense in the consolidated statements of operations. In addition, in the three months ended September 30, 2011, IDT reversed $0.4 million and in the nine months ended September 30, 2011, IDT charged the Company $3.9 million for utilizing the net operating loss of IDT, which was included in “Provision for income taxes” in the consolidated statement of operations.

Pursuant to the Transition Services Agreement, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. In the three and nine months ended September 30, 2012, the Company charged IDT $20 thousand and $66 thousand, respectively for these services, which reduced the Company’s “Selling, general and administrative” expense.

Note 10—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 96.4% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended September 30, 2012
Revenues	$63,725	$—	$—	$63,725
Income (loss) from operations	8,679	(3,171)	(2,039)	3,469
Research and development	—	2,264	—	2,264
Equity in the net loss of AMSO, LLC	—	508	—	508

Three Months Ended September 30, 2011
Revenues	$52,158	$—	$—	$52,158
Income (loss) from operations	6,436	(3,625)	(667)	2,144
Research and development	—	1,603	—	1,603
Equity in the net loss of AMSO, LLC	—	1,619	—	1,619

Nine Months Ended September 30, 2012
Revenues	$164,056	$—	$—	$164,056
Income (loss) from operations	17,108	(10,169)	(5,784)	1,155
Research and development	—	7,141	—	7,141
Equity in the net loss of AMSO, LLC	—	2,252	—	2,252

Nine Months Ended September 30, 2011
Revenues	$154,300	$—	$—	$154,300
Income (loss) from operations	18,181	(11,189)	(983)	6,009
Research and development	—	5,737	—	5,737
Equity in the net loss of AMSO, LLC	—	4,468	—	4,468

Note 11—Legal Proceedings

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition sought an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. On October 29, 2012, the Court denied the petition.

On June 6, 2012, the Union filed another petition with the Supreme Court of Israel, against various ministries of the State of Israel, IEI and other oil and gas exploration companies. The Union claims that the new regulations recently enacted by the Ministry of Energy pursuant to Section 47 of the Israeli Petroleum Law should be cancelled. The regulations clarify the process for obtaining permits under the Planning Laws required for oil and gas exploration work, and will enable IEI to proceed with key pilot test permit applications. The Court rejected the Union’s request for an injunction. The Court scheduled a hearing on this petition on December 6, 2012 and written responses are due by November 15, 2012.

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

Note 12—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase and other commitments of $0.3 million as of September 30, 2012.

Tax Audits

IDT Energy’s New York State sales and use tax returns for the period from June 2003 though August 2009 are currently being audited. At September 30, 2012, IDT Energy had accrued $0.8 million for this audit and the estimated potential exposure above the amount accrued was $1.1 million.

The Company is subject to audits in various jurisdictions for various taxes. At September 30, 2012, the Company has accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authority or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

In October 2012, IDT Energy reached an agreement relating to the New York City utility tax audit on electricity sales for the period from June 1, 2007 (commencement of IDT Energy’s business activities) through October 31, 2012. As a result, IDT Energy paid $5.5 million in October 2012, all of which was accrued in prior periods. Also in October 2012, IDT Energy completed the New York State income tax audit for fiscal 2007, fiscal 2008 and fiscal 2009 and received a refund of $0.4 million. The related accrual of $2.5 million was reversed in September 2012.

Other Contingencies

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. The Company is in compliance with such covenants. As of September 30, 2012, restricted cash of $0.3 million and trade accounts receivable of $33.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million as of September 30, 2012.

Note 13—Income Taxes

Subsequent to the Spin-Off, the Company initiated a tax strategy that enables the Company to deduct losses from its foreign subsidiaries against its profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of IDT Energy in 2012, and the Company’s current projections, the Company concluded that it no longer met the criteria of more likely than not in order to utilize its deferred federal income tax assets in the foreseeable future. Accordingly, the Company recorded a valuation allowance against its deferred federal income tax assets, which resulted in an expense of $5.4 million in the three months ended September 30, 2012, which was included in “Provision for income taxes” in the accompanying consolidated statement of operations.

Note 14—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

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

On January 30, 2012, our Board of Directors changed our fiscal year end from July 31 to December 31, in order to better align our financial reporting with our operational and budgeting cycle and with other industry participants. We reported the results for our transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011. Going forward, our fiscal quarters will end on the last day of March, June, September and December each year.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of:

●	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale initiative in Israel.

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

After the close of the third quarter of 2012, the Northeast United States was hit by a hurricane that caused significant damage to the region and resulted in widespread power outages. The storm will likely have a negative impact on our revenues, gross profit and customer acquisitions in the fourth quarter of 2012, but at present it is too early to quantify.

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

As part of this process, in addition to other potential opportunities, we are currently actively evaluating several potential development projects for oil shale and other conventional and unconventional energy resources in Asia and the Middle East. The energy development prospects vary in potential size, applied technology and potential time to commercial production. In June 2012, we signed an agreement with the Republic of Mongolia for a joint geological survey of certain of that country’s oil shale deposits. During the third quarter of 2012, GOGAS applied for a license to explore a potential onshore, tight oil resource in the Middle East. The local government publicly announced the application and solicited competing bids which are due on November 15, 2012. It is not known whether GOGAS will be granted a license or, in the event that a license is awarded, the acreage or resources that will be covered, or the timing of any award. The prospects we are evaluating or pursuing are in various stages of development and it is unclear when or if we will be successful in securing any of these or other projects, or that if secured, they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

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

The following table summarizes the percentage of consolidated revenues from utility companies that equal or exceed 10% of our consolidated revenues in the period presented (no other single customer accounted for more than 10% of our consolidated revenues in these periods):

	Nine Months Ended September 30,
	2012	2011
Con Edison	38.6%	48.5%
National Grid USA	na	15.7%
National Grid dba Keyspan	na	10.5%

na — less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility companies that equal or exceed 10% of our consolidated gross trade accounts receivable at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Con Edison	34.1%	33.8%
Penelec	11.2%	na
National Grid USA	na	17.2%
National Grid dba Keyspan	na	11.1%

na — less than 10% of consolidated gross trade accounts receivable at September 30, 2012

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

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2012 is $3.2 million. At September 30, 2012, AMSO had funded $2.8 million of its share of the 2012 budget. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At September 30, 2012, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $0.4 million, based on AMSO, LLC’s 2012 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at September 30, 2012 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$13.2
Less: cumulative capital contributions to AMSO, LLC	(12.8)
Maximum exposure to additional loss	$0.4

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

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

IDT Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues:
Electric	$59.0	$46.8	$12.2	26.2%	$126.1	$106.8	$19.3	18.1%
Natural gas	4.7	5.4	(0.7)	(12.4)	37.9	47.5	(9.6)	(20.2)
Total revenues	63.7	52.2	11.5	22.2	164.0	154.3	9.7	6.3
Direct cost of revenues	42.3	33.2	9.1	27.5	112.9	108.3	4.6	4.3
Gross profit	21.4	19.0	2.4	12.9	51.1	46.0	5.1	11.2
Selling, general and administrative expenses	12.7	12.6	0.1	1.6	34.0	27.8	6.2	22.4
Income from operations	$8.7	$6.4	$2.3	34.9%	$17.1	$18.2	$(1.1)	(5.9)%

Revenues. IDT Energy’s electricity revenues increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of a significant increase in consumption, partially offset by a decrease in the average rate charged to customers. Electric consumption increased 58.5% and 57.7% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, and the average electric rate charged to customers decreased 20.4% and 25.1% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in electric consumption was the result of an increase in meters enrolled coupled with an increase in average consumption per meter. The decrease in the average electric rate charged to customers was primarily the result of a decrease in the underlying commodity cost. In the second quarter of 2012, IDT Energy entered an additional electric territory in Pennsylvania with an addressable market of approximately seven hundred thousand meters. In the third quarter of 2012, IDT Energy entered its fourth state, Maryland, and began marketing and enrolling customers in three electric utility territories in that state, as well as in one additional electric utility territory in Pennsylvania. In the aggregate, these new territories represent an addressable market of 1.9 million meters.

IDT Energy’s natural gas revenues decreased in the three months ended September 30, 2012 compared to the same period in 2011 as a result of a 15.3 % decrease in the average rate charged to customers due to a decline in the underlying commodity cost. Natural gas consumption increased 3.4% and consumption per meter decreased 1.5% in the three months ended September 30, 2012 compared to the same period in 2011.

IDT Energy's natural gas revenues decreased in the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State was 24% warmer in the three months ended March 31, 2012 than in the same period in 2011. The unseasonably warm weather contributed to decreases in both the per unit rate charged and in consumption per meter. The per unit rate charged to customers decreased 17.0% in the nine months ended September 30, 2012 compared to the same period in 2011. Consumption per meter decreased 11.3% in the nine months ended September 30, 2012 compared to the same period in 2011. The decline in demand for heat as well as increased domestic production of natural gas and relatively high storage gas inventories caused a decrease in the underlying natural gas cost, which allowed us to decrease the average natural gas rate charged to customers. The decline in the average natural gas rate charged to customers was also the result of discounts and promotional rates for new customers. The 3.8% decline in consumption in the nine months ended September 30, 2012 compared to the same period in 2011 was partially offset by an increase in meters served.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Meters at end of quarter:
Electricity customers	343	313	289	254	247
Natural gas customers	180	182	186	184	183
Total meters	523	495	475	438	430

Gross meter acquisitions in the three and nine months ended September 30, 2012 were 118,000 and 324,000, respectively, compared to 98,000 and 214,000 in the three and nine months ended September 30, 2011, respectively. Net meters enrolled increased by 28,000 or 5.7% in the three months ended September 30, 2012 compared to an increase of 34,000 meters or 8.6% in the three months ended September 30, 2011, and increased by 86,000 or 19.5% in the nine months ended September 30, 2012 compared to an increase of 62,000 meters or 16.9% in the nine months ended September 30, 2011, as gross meter acquisitions were partially offset by customer churn. Average monthly churn increased from 5.6% in the three months ended September 30, 2011 to 6.6% in the three months ended September 30, 2012 and increased from 5.1% in the nine months ended September 30, 2011 to 6.6% in the nine months ended September 30, 2012, primarily because of the continued acceleration in customer acquisitions, with its respective higher churn profile, and increased competition in some of IDT Energy’s key utility markets.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 33.2% RCE increase at September 30, 2012 compared to September 30, 2011 reflects primarily the increase in electric meters enrolled as well as, to a lesser degree, a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s growth in RCEs was from recent expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. This increase was partially offset by decreases in natural gas RCEs due to consumption declines associated with the warmer than normal weather over the measurement period.

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in thousands)
RCEs at end of quarter:
Electricity customers	235	204	176	153	142
Natural gas customers	87	88	82	95	100
Total RCEs	322	292	258	248	242

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Direct cost of revenues:
Electric	$39.3	$28.8	$10.5	36.3%	$85.3	$70.2	$15.1	21.5%
Natural gas	3.0	4.4	(1.4)	(30.6)	27.6	38.1	(10.5)	(27.5)
Total direct cost of revenues	$42.3	$33.2	$9.1	27.5%	$112.9	$108.3	$4.6	4.3%

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Gross margin percentage:
Electric	33.5%	38.4%	(4.9)%	32.3%	34.2%	(1.9)%
Natural gas	36.0	19.3	16.7	27.2	19.9	7.3
Total gross margin percentage	33.6%	36.4%	2.8%	31.2%	29.8%	1.4%

Direct cost of revenues for electricity increased 36.3% and 21.5% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily because consumption increased 58.5% and 57.7% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases were partially offset by decreases in the average unit cost of 14.0% and 23.0% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Direct cost of revenues for natural gas decreased 30.6% and 27.5% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to decreases in the average unit cost of 32.8% and 24.6% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 Natural gas consumption increased 3.4% in the three months ended September 30, 2012, and decreased 3.8% in the nine months ended September 30, 2012, compared to the same periods in 2011.

Gross margin on electricity sales decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 because the decrease in the average rate charged to customers exceeded the decline in the cost of the underlying commodity as a result of discounts and promotional rates for new customers. Gross margins on natural gas sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as the cost of the underlying commodity declined more sharply than the decrease in the average rate charged to customers. In both cases gross margin was helped by IDT Energy’s ability to lag decreases in its average rate charged to customers as the cost of the commodity declined.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to an increase in customer acquisition costs. These costs increased an aggregate of $2.2 million and $7.1 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as a result of the expansion into new territories. In addition, the increase in selling, general and administrative expenses in the three and nine months ended September 30, 2012 compared to the same periods in 2011 was the result of an increase in stock-based compensation expense from $0.1 million and $0.4 million in the three and nine months ended September 30, 2011, respectively, to $0.4 million and $1.0 million in the three and nine months ended September 30, 2012, respectively. Selling, general and administrative expenses in the three and nine months ended September 30, 2011 included a $3.3 million charge for New York City gross receipts tax pertaining to liabilities incurred in prior periods, which reduced the increase in selling, general and administrative expenses in the three and nine months ended September 30, 2012 compared to the same periods in 2011. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses decreased from 24.1% in the three months ended September 30, 2011 to 20.0% in the three months ended September 30, 2012, as the increase in revenues was greater than the increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of IDT Energy’s total revenues increased from 18.0% in the nine months ended September 30, 2011 to 20.7% in the nine months ended September 30, 2012 primarily because of the significant increase in costs related to customer acquisions.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses	$0.4	$0.4	$—	(1.7)%	$0.8	$1.0	$(0.2)	(21.4)%
Research and development	2.3	1.6	0.7	41.2	7.1	5.7	1.4	24.5
Equity in net loss of AMSO, LLC	0.5	1.6	(1.1)	(68.6)	2.3	4.5	(2.2)	(49.6)
Loss from operations	$(3.2)	$(3.6)	$(0.4)	(12.6)%	$(10.2)	$(11.2)	$(1.0)	(9.1)%

General and Administrative. General and administrative expenses decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as the mix of activities shifted to specific projects which are classified as research and development activities.

Research and Development.  Research and development expenses in the three and nine months ended September 30, 2012 and 2011 were related to the operations of IEI in Israel and our global exploration and technology development efforts. IEI completed the field work included in its three-year resource appraisal study in 2011, the results of which support our expectations about the commercial potential of the oil shale in our Shfela basin license area. The findings from across the license area are consistent with previous estimates of oil equivalent in place within the Basin and indicate that the oil shale deposit is well suited for commercial development. Research and development expenses in the three months ended September 30, 2012 increased compared to the same period in 2011 due to increases in expenses in both IEI and our other global development efforts. Research and development expenses in the nine months ended September 30, 2012 increased compared to the same period in 2011 as the increase in expenses in pilot engineering and design work at IEI and our other global development efforts were partially offset by the reduction in drilling activity in IEI.

On October 29, 2012, the Supreme Court of Israel rejected the first of two petitions filed by the Israel Union for Environmental Defense, or the Union, seeking to block IEI’s oil shale development project. The Union had challenged the regulatory framework under which IEI had applied for its permit, and alleged that IEI’s plan of operation, specifically the proposed pilot, did not meet all requirements imposed by applicable law. In its ruling, the Court rejected the Union’s request.

The second lawsuit filed by the Union in June 2012 seeks to overturn new regulations enacted pursuant to Section 47 of the Israeli Petroleum Law, which were adopted by the Israeli government subsequent to the filing of the first lawsuit discussed above. The regulations enacted pursuant to Section 47 clarify the process by which IEI and other oil and gas exploration companies can apply for and obtain permits under the Planning Laws. A hearing on this matter is scheduled for December 6, 2012 and the respondents, including the state of Israel and IEI, are to submit written responses by November 15, 2012.

During the three months ended September 30, 2012, IEI continued engineering work and associated preparation of environmental permit applications that will initiate the pilot permitting process. However, the government has not yet published the final regulations required for preparation and submission of an environmental impact statement, which is a necessary prerequisite for the submission of a final permit application.

IEI expects to begin construction of the pilot test in late 2013, barring further permitting, regulatory or litigation driven delays. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next three years.

Equity in the Net Loss of AMSO, LLC. In the three and nine months ended September 30, 2012, AMSO, LLC continued with late-stage preparations for its pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. Because the underground electric heater did not perform to expectations during both the commissioning test and in subsequent factory acceptance testing, the manufacturer undertook extensive modifications and improvements. The modifications have been substantially completed.  AMSO, LLC is now scheduled to receive the heater and expects to initiate its pilot test before the end of 2012.

Either before or after the pilot test is launched, additional heater modifications may be required. AMSO, LLC may also encounter additional technical delays before operating the pilot on a sustained basis. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications are incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

AMSO’s equity in the net loss of AMSO, LLC decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to the decrease in AMSO, LLC’s net loss to $1.4 million and $6.4 million in the three and nine months ended September 30, 2012, respectively, from $8.1 million and $22.3 million in the three and nine months ended September 30, 2011, respectively, although beginning in December 2011, AMSO’s share of the loss of AMSO, LLC increased from 20% to 35%, in accordance with our agreement with Total. AMSO, LLC’s net loss decreased as the costs associated with the pilot test facility construction were substantially completed prior to the current period.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.0	$0.7	$1.3	205.8%	$5.8	$1.0	$4.8	488.3%

The increase in general and administrative expenses in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due primarily to increases in general corporate expenses, compensation, legal and consulting fees and stock-based compensation, including costs related to being a separate public company, following our Spin-Off from IDT.

We expect to incur quarterly incremental costs (including for services to be provided by IDT and others) of approximately $1.5 million, including stock-based compensation, for operating as a separate public company. We therefore expect our general and administrative expenses to increase compared to periods prior to the Spin-Off because of these additional costs.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-off, IDT charges us for services it provides pursuant to the Transition Services Agreement. In the three months ended September 30, 2012 and 2011, IDT charged us $1.0 million and $1.8 million, respectively, and in the nine months ended September 30, 2012 and 2011, IDT charged us $2.5 million and $2.8 million, respectively, which was included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

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

The fair value of the grants of equity interests on the date of the grant was estimated to be $4.2 million, which will be recognized over the vesting period that ends in December 2015. The unrecognized compensation cost relating to these grants of equity interests at September 30, 2012 was $3.6 million. We recognized compensation cost related to the vesting of these equity interests of $0.3 million and $0.6 million in the three and nine months ended September 30, 2012, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

On November 3, 2011, we granted certain of our employees and directors 186 thousand restricted shares of our Class B common stock and 356 thousand options to purchase shares of our Class B common stock. In addition, on November 3, 2011, we granted nonemployee individuals that provide services to us, 52 thousand restricted shares of our Class B common stock and 52 thousand options to purchase shares of our Class B common stock. The restricted shares and options vest over the expected service period, subject to forfeiture based on service conditions. The options have a term of 10 years and an exercise price of $6.85 equal to the fair market value of the underlying shares on the grant date. The fair value of the restricted stock and options on the date of the grant was estimated at $1.6 million and $1.8 million, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model. In addition, in January or March 2012, each of the four non-employee members of our Board of Directors received 2,920 restricted shares of our Class B common stock, which vested immediately upon grant. The fair value of the restricted shares was determined based on the closing price of our Class B common stock on the date of grant. We recognized compensation cost related to the vesting of these shares and options of $0.3 million and $0.9 million in the three and nine months ended September 30, 2012, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of our Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. Such restricted shares of our Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of our Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The unrecognized compensation cost relating to our restricted shares at September 30, 2012 was $1.6 million, which is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $0.3 million and $0.2 million in the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $0.6 million in the nine months ended September 30, 2012 and 2011, respectively, which is included in our “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The following is a discussion of our consolidated income and expense line items below income from operations.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Income from operations	$3.5	$2.1	$1.4	61.8%	$1.1	$6.0	$(4.9)	(80.8)%
Financing fees, net of interest income	(0.6)	(0.6)	—	2.0	(1.8)	(1.5)	(0.3)	(18.5)
Other expense, net	—	(0.9)	0.9	98.8	(0.1)	(0.7)	0.6	85.4
Provision for income taxes	(4.0)	(0.5)	(3.5)	nm	(2.8)	(5.5)	2.7	47.9
Net (loss) income	(1.1)	0.1	(1.2)	nm	(3.6)	(1.7)	(1.9)	(117.3)
Net (income) loss attributable to noncontrolling interests	(1.5)	1.4	(2.9)	nm	(1.7)	3.6	(5.3)	nm
Net (loss) income attributable to Genie	$(2.6)	$1.5	$(4.1)	nm	$(5.3)	$1.9	$(7.2)	nm

nm—not meaningful

Financing Fees, net of Interest Income. The increase in financing fees, net of interest income in the nine months ended September 30, 2012 compared to the similar period in 2011 was primarily due to an increase in finance charges under the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The financing fees, net of interest income in the three months ended September 2012 compared to the similar period in 2011 remained substaintially unchanged, as the increase of $0.1 million in BP financing fees was offset by a similar increase in interest income. The BP finance charges increased to $0.7 million and $2.1 million in the three and nine months ended September 30, 2012, respectively, compared to $0.6 million and $1.6 million in the similar periods in 2011.

Other Expense, net.  The decrease in other expense, net in the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was mainly due to a decrease in foreign currency transaction losses.

Provision for Income Taxes.  The increase in the provision for income taxes in the three months ended September 30, 2012 compared to the similar period in 2011 was primarily due to the recording of a valuation allowance against deferred tax assets, which resulted in an expense of $5.4 million as well as IDT Energy’s provision for income taxes, partially offset by a reversal of $2.5 million of accrued New York state income taxes as a result of a settlement of prior years income tax audits. The decrease in the provision for income taxes in the nine months ended September 30, 2012 compared to the similar period in 2011 was primarily from the decrease in IDT Energy’s pre-tax income, as well as the reversal of $2.5 million of accrued New York state income taxes, partially offset by the expense of $5.4 million of valuation allowance against deferred tax assets. Subsequent to the Spin-Off, we initiated a tax strategy that enables us to deduct losses from our foreign subsidiaries against our profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of IDT Energy in 2012, and our current projections, we concluded that we no longer met the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future. Accordingly, we recorded a valuation allowance against our deferred federal income tax assets. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis. In the three months ended September 30, 2011, IDT reversed $0.4 million and in the nine months ended September 30, 2011, IDT charged us $3.9 million for utilizing its net operating loss, which was included in “Provision for income taxes” in the accompanying consolidated statement of operations.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily relates to 100% of the net income (loss) incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in the three and nine months ended September 30, 2012 was $1.9 million and $2.8 million, respectively, compared to net loss of $0.3 million and $1.5 million in the three and nine months ended September 30, 2011, respectively. CCE’s customer base and revenues had grown significantly by the three and nine months ended September 30, 2012 compared to the similar periods in 2011 since CCE commenced operations in the three months ended March 31, 2011.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, and, prior to the Spin-Off, operational funding from IDT. We currently expect that our operations in the next twelve months and the balance of cash, cash equivalents, restricted cash, certificates of deposit and marketable securities that we held as of September 30, 2012 of $95.5 million will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending September 30, 2013.

As of September 30, 2012, we had working capital (current assets less current liabilities) of $107.4 million.

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

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Construction of the pilot test is expected to begin in late 2013 barring further permitting, regulatory or litigation driven delays. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through sales of equity interests in IEI. Finally, we may finance our operations through sales of equity interests in GOGAS or the Company. We expect IEI’s pilot test to require approximately $25 million to $30 million over the next three years.

	Nine months ended September 30,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$0.9	$1.2
Investing activities	(27.3)	(3.8)
Financing activities	(4.3)	(7.6)
(Decrease) increase in cash and cash equivalents	$(30.7)	$(10.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to IEI’s research and development activities.

CCE and DAD Sales, LLC, or DAD, are consolidated variable interest entities. Tari Corporation, or Tari, is the sole owner of both CCE and DAD. We determined that we have the power to direct the activities of CCE and DAD that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. We therefore determined that we are the primary beneficiary of both CCE and DAD, and as a result, we consolidate CCE and DAD with our IDT Energy segment. We provided CCE and DAD with all of the cash required to fund their operations. In the nine months ended September 30, 2012, CCE and DAD repaid $0.6 million to us. In the nine months ended September 30, 2011, we provided CCE and DAD with net funding of $4.9 million in order to finance their operations. In April 2012, IDT Energy and CCE entered into an Asset Purchase Agreement pursuant to which IDT Energy would, upon the satisfaction of many conditions, acquire all of CCE’s customer accounts, accounts receivable, trade names and other customer-related assets in exchange for the discharge and release of CCE’s debt and payment obligations to IDT Energy. The closing conditions included customary conditions as well as the discharge or satisfactory resolution of certain claims pending against CCE, and IDT Energy was under no obligation to assume any liability related thereto. Due to the unlikelihood of CCE satisfying the conditions to closing in a reasonable time frame, the parties mutually determined to terminate this agreement. In addition, in April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. Finally, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

In June 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. We are in compliance with such covenants. As of September 30, 2012, restricted cash of $0.3 million and trade accounts receivable of $33.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million as of September 30, 2012.

IDT Energy’s New York State sales and use tax returns for the period from June 2003 though August 2009 are currently being audited. At September 30, 2012, IDT Energy had accrued $0.8 million for this audit and the estimated potential exposure above the amount accrued was $1.1 million.

We are subject to audits in various jurisdictions for various taxes. At September 30, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authority or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

In October 2012, IDT Energy reached an agreement relating to the New York City utility tax audit on electricity sales for the period from June 1, 2007 (commencement of IDT Energy’s business activities) through October 31, 2012. As a result, IDT Energy paid $5.5 million in October 2012, all of which was accrued in prior periods. Also in October 2012, IDT Energy completed the New York State income tax audit for fiscal 2007, fiscal 2008 and fiscal 2009 and received a refund of $0.4 million. The related accrual of $2.5 million was reversed in September 2012.

 We are no longer eligible to utilize IDT’s net operating loss to offset our taxable income for periods following the Spin-Off and, as a result, will have to pay our federal income taxes to the U.S. Treasury instead of to IDT.

Investing Activities

Our capital expenditures were $64 thousand in the nine months ended September 30, 2012 compared to $97 thousand in the nine months ended September 30, 2011. Costs for research and development activities in IEI and AMSO, LLC are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending September 30, 2013 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at September 30, 2012.

In the nine months ended September 30, 2012 and 2011, cash used for capital contributions to AMSO, LLC was $2.9 million and $2.8 million, respectively.

Restricted cash and cash equivalents increased $9.7 million and $0.9 million in the nine months ended September 30, 2012 and 2011, respectivley. The increase in the nine months ended September 30, 2012 included $10.0 million that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

In the nine months ended September 30, 2012, we entered into loans with employees for an aggregate of $0.7 million.

In the nine months ended September 30, 2012, we used cash of $2.2 million to purchase certificates of deposits and $11.5 million to purchase marketable securities.

Financing Activities

Up until the Spin-Off, IDT, our former parent company, provided us with the cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, when necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the nine months ended September 30, 2011, we repaid $6.1 million to IDT.

On January 5, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on December 22, 2011 of our Class A common stock and Class B common stock. On April 3, 2012, we paid a cash dividend of $0.033 per share to stockholders of record at the close of business on March 26, 2012 of our Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represented the period between the end of our prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in our fiscal year to a calendar year, and represented a pro-rated dividend of 2/3rd of the normal quarterly dividend. On May 30, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on May 21, 2012 of our Class A and Class B common stock. On August 28, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on August 20, 2012 of our Class A and Class B common stock. The aggregate dividends paid in the nine months ended September 30, 2012 were $4.2 million. In connection with the completion of the exchange offer and issuance of preferred stock (see below), if declared by our Board of Directors, a pro-rated base dividend on our Series 2012-A Preferred Stock for the fourth quarter of 2012 will be paid on or about February 15, 2013. In addition, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future.

On August 2, 2012, we initiated an offer to exchange up to 8.75 million outstanding shares of our Class B common stock for the same number of shares of a new series of preferred stock. The exchange offer was made upon the terms and conditions set forth in the Offer to Exchange, and the related Letter of Transmittal, as amended, which were filed with the SEC. The offer expired on October 10, 2012.

On October 11, 2012, we filed a Certificate of Designation with respect to our Series 2012-A Preferred Stock with the Secretary of State of Delaware. We issued 1,604,591 shares of our newly designated Series 2012-A Preferred Stock, par value $0.01 per share, in exchange for an equal number of shares of Class B common stock tendered in the Exchange Offer. Each share of the Preferred Stock has a liquidation preference of $8.50, is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the "Base Dividend") plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy business exceeds $32 million by (B) 8,750,000 (the "Additional Dividend"), payable in cash and will be redeemable, in whole or in part, at our option following the fifth anniversary of issuance. However, we may redeem all or any portion of the Preferred Stock between the fourth and fifth annual anniversaries of the issue date at 101% of the liquidation preference plus all accrued and unpaid dividends. Pursuant to the Certificate of Designation, during any period when we have failed to pay a dividend and until all unpaid dividends have been paid in full, we will be prohibited from paying dividends or distributions on our Class B or Class A common stock.

The Base Dividend will be payable (if declared by our Board of Directors, and accrued, if not declared) quarterly, on each February 15, May 15, August 15 and November 15, commencing with February 15, 2013 (which will be prorated for the portion of our fourth fiscal quarter during which the Preferred Stock is outstanding), and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it will be paid to holders of Preferred Stock with the May dividend (prorated for fiscal 2012). With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Preferred Stock is equal in rank to all other equity securities we issue, the terms of which specifically provide that such equity securities rank on a parity with the Preferred Stock with respect to dividend rights or rights upon our liquidation, dissolution or winding up; senior to our common stock; and junior to all of our existing and future indebtedness.

Each share of Preferred Stock has the same voting rights as a share of Class B common stock, except on certain matters that only impact our common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

On December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of our Class B common stock for up to an aggregate of $20 million. At September 30, 2012, no repurchases have been made and 20 million shares remained available for repurchase under the stock repurchase program.

We received proceeds from the exercise of our stock options of $5 thousand in the nine months ended September 30, 2012.

In the nine months ended September 30, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In April 2010, GEIC sold shares of its common stock and an option to purchase additional shares of its common stock to Michael Steinhardt for $5.0 million. In June 2011, in a refinement of the terms of the initial investment and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGAS and arranged for us and IDT to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million. Repurchase of noncontrolling interests of $1.5 million in the nine months ended September 30, 2011 is the financing activity portion of the cash paid to the Steinhardt stockholder entity.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. We paid a facility fee of $37,500 and pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At September 30, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $35.9 million at September 30, 2012 from $26.3 million at December 31, 2011 reflecting the increase in our revenues in the three months ended September 30, 2012 compared to the three months ended December 31, 2011.

Inventory of natural gas decreased to $2.8 million at September 30, 2012 from $4.1 million at December 31, 2011 primarily due to the sales of natural gas during the winter heating season.

Contractual Obligations

The following table quantifies our future contractual obligations as of September 30, 2012:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years

IDT Energy’s forward contracts	$0.1	$0.1	$—	$—	$—
Purchase and other obligations	0.3	0.2	0.1	—	—
Operating leases	0.4	0.2	0.2	—	—
Total contractual obligations	$0.8	$0.5	$0.3	$—	$—

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through an insurance company for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2012, IDT Energy had aggregate performance bonds of $3.2 million outstanding.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2012 had remained the same as in the nine months ended September 30, 2011, our gross profit from electricity sales would have increased by $16.8 million in the nine months ended September 30, 2012 and our gross profit from natural gas sales would have decreased by $1.2 million in that period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of forward and future contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts and options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding electricity call and put options and natural gas put options and future contracts as of September 30, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	February 2013	72,000 MWh
Natural gas	February 2013	950,000 Dth

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2012	—	$—	—	20,000,000
August 1–31, 2012	—	$—	—	20,000,000
September 1–30, 2012	—	$—	—	20,000,000
Total	—	$—	—

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

Genie Energy Ltd.

November 14, 2012	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

November 14, 2012	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer