Form 10-K
period 2012-12-31
Genie Energy Ltd.
filed 2013-03-21
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2012, or

☐ Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

Commission File Number: 1-35327

Genie Energy Ltd.
(Exact name of registrant as specified in its charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Broad Street, Newark, New Jersey 07102
(Address of principal executive offices, zip code)

(973) 438-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share Series 2012-A Preferred stock, par value $.01 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.77 per share, as reported on the New York Stock Exchange, was approximately $118 million.

As of March 13, 2013, the registrant had outstanding 19,498,752 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 44,614 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 7, 2013, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

Part I
As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

OVERVIEW
Genie Energy, Ltd., a Delaware corporation, owns 99.3% of its subsidiary, Genie Energy International Corporation, or GEIC, which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of:

●	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other conventional and unconventional resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel. In addition, on February 20, 2013, another subsidiary, Genie Israel Oil and Gas Ltd. or GIOG, was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant.

We have two reportable business segments: IDT Energy and Genie Oil and Gas. Our reportable segments are distinguished by types of service, customers and methods used to provide their services. Financial information by segment and geographic areas is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

On January 30, 2012, our Board of Directors changed our fiscal year end from July 31 to December 31, in order to better align our financial reporting with our operational and budgeting cycle and with other industry participants. We previously reported the results for our transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011.

Our main offices are located at 550 Broad Street, Newark, New Jersey 07102. The telephone number at our headquarters is (973) 438-3500 and our web site is www.genie.com.

We make available free of charge through the investor relations page of our web site (http://genie.com/investors/sec-filings/) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted a Code of Business Conduct and Ethics for all of our employees, including our principal executive officer and principal financial officer. Copies of our Code of Business Conduct and Ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY
Genie was incorporated in January 2011. References to us in the following discussion are made on a consolidated basis as if we existed and owned IDT Energy and Genie Oil and Gas in all periods discussed.

In November 2004, IDT launched IDT Energy in New York State. IDT Energy currently operates in eight utility markets in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania and four utility territories in Maryland.  IDT Energy is evaluating opportunities in several additional areas, including Washington, DC, Illinois and Connecticut.

In March 2008, we formed Israel Energy Initiatives, Ltd., which was awarded an exclusive Shale Oil Exploration and Production License in July 2008 by the Government of Israel.

In April 2008, IDT acquired E.G.L. Oil Shale, L.L.C., which was subsequently renamed American Shale Oil, LLC.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments.

On February 20, 2013, the Government of Israel awarded our subsidiary, Genie Israel Oil and Gas, Ltd., an exclusive petroleum exploration license covering 396.5 square kilometers in the Southern portion of the Golan Heights

Spin-Off from IDT Corporation
We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders, which we refer to as the Spin-Off. As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every share of IDT’s Class A common stock held of record on October 21, 2011, or the Record Date, and (ii) one share of our Class B common stock for every share of IDT’s Class B common stock held of record on the Record Date. On October 28, 2011, 1.6 million shares of our Class A common stock, and 21.1 million shares of our Class B common stock were issued and outstanding.

Prior to the Spin-Off, IDT made a capital contribution of $82.2 million to us. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

Exchange Offer and Issuance of Preferred Stock
On August 2, 2012, we initiated an offer to exchange up to 8.75 million outstanding shares of our Class B common stock for the same number of shares of a new series of preferred stock. The exchange offer was made upon the terms and conditions set forth in the Offer to Exchange, and the related Letter of Transmittal, as amended, which were filed with the Securities and Exchange Commission, or SEC. The offer expired on October 10, 2012. On October 11, 2012, we filed a Certificate of Designation with respect to our Series 2012-A Preferred Stock with the Secretary of State of Delaware. On October 17, 2012, we issued 1,604,591 shares of our newly designated Series 2012-A Preferred Stock, par value $0.01 per share, in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

RECENT DEVELOPMENTS

Renewed Exchange Offer
On November 26, 2012, we commenced an offer to exchange up to 7,145,409 outstanding shares of our Class B Common Stock for the same number of shares of Series 2012-A Preferred Stock.  This was a renewal of the prior offer described above that expired on October 10, 2012.  The offer expired on March 5, 2013. On March 11, 2013, we issued 313,376 shares of our Series 2012-A Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

Dividends
The aggregate dividends declared in the year ended December 31, 2012 and the five months ended December 31, 2011 were $3.1 million and $1.1 million, respectively, and the aggregate dividends paid in the year ended December 31, 2012 was $4.2 million, as follows:

●	On January 5, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on December 22, 2011 of our Class A common stock and Class B common stock;

●
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

●	On May 30, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on May 21, 2012 of our Class A and Class B common stock.

●	On August 28, 2012, we paid a cash dividend of $0.05 per share to stockholders of record at the close of business on August 20, 2012 of our Class A and Class B common stock.

On February 15, 2013, we paid a pro-rated Base Dividend of $0.1317 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2012. The aggregate amount paid was $0.2 million. In connection with the completion of the exchange offer and issuance of the Series 2012-A Preferred Stock, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future.

Further on March 13, 2013, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the first quarter of 2013. The dividend will be paid on May 15, 2013 to stockholders of record as of the close of business on May 8, 2013.

Loan Agreement with JPMorgan Chase Bank
In April 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. Outstanding principal and interest is due on April 30, 2013. At December 31, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

IDT Energy

In November 2004, IDT launched a retail energy business, IDT Energy, which has since experienced significant growth. IDT Energy operates our energy service company that resells natural gas and electricity to residential and small business customers in eight utility markets in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania and four utility territories in Maryland.  IDT Energy is evaluating opportunities in several additional areas, including Washington, DC, Illinois and Connecticut.

IDT Energy’s business, particularly its sales of natural gas, is a seasonal business.  Approximately 47% of IDT Energy’s natural gas revenues in the year ended December 31, 2012 was generated during the three months ended March 31, 2012, when the demand for heating was highest as compared to 50% in the same period in the year ended December 31, 2011.  The demand for electricity is not as seasonal as natural gas, but is higher during IDT Energy’s third quarter when air conditioning usage peaks. Revenues from sales of electricity in the three months ended September 30, 2012 represented approximately 34% of total revenues from electricity sales in the year ended December 31, 2012 as compared to 35% of total revenues from electricity sales in the same period in the year ended December 31, 2011.

In the year ended December 31, 2012, IDT Energy generated revenues of $229.5 million comprised of $174.3 million from sales of electricity and $55.2 million from sales of natural gas, as compared with revenues of $197.9 million in the year ended December 31, 2011. IDT Energy’s revenues represent 100% of our total consolidated revenues since our inception. In addition in the year ended December 31, 2012, IDT Energy had operating income of $25.0 million, as compared with operating income of $19.6 million in the year ended December 31, 2011.

Customers
IDT Energy’s services are made available to customers under its standard terms and conditions, offering primarily a variable rate via automatically renewing or month-to-month agreements, which enable it to recover its costs for electricity and natural gas through adjustments to the rates charged to its customers. The frequency and degree of these adjustments are determined by IDT Energy, and are not subject to regulation. While IDT Energy’s contract rates are not subject to regulation, IDT Energy is required to comply with various reporting requirements in order to maintain eligibility to operate as a REP. Certain jurisdictions require IDT Energy to publish its customer offers with the applicable public service commission, or PSC, as an administrative matter. The electricity and natural gas IDT Energy sells are generally metered and delivered to IDT Energy customers by the local utilities. As such, IDT Energy does not have a maintenance or service staff for customer locations. These utilities also provide billing and collection services for the majority of IDT Energy’s customers on its behalf. For a small number of direct bill customers, IDT Energy performs its own billing and collection. Additionally, IDT Energy’s receivables are generally purchased by the utilities in whose areas IDT Energy operates for a percentage of their face value (as of December 31, 2012, approximately 98%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against IDT Energy.

IDT Energy markets its energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, direct mail and Internet signup. As of December 31, 2012, IDT Energy serviced 502,000 meters (331,000 electric and 171,000 natural gas), as compared to 438,000 meters (254,000 electric and 184,000 natural gas) as of December 31, 2011. The New York State Public Service Commission, or NYPSC, as published on its website in April 2012 for natural gas and May 2012 for electric, indicates that approximately 21.0% (electric) and 18.9% (gas) of eligible New York customers participated in the deregulation of the market by migrating from a utility to a REP. In New York, Pennsylvania and New Jersey territories, IDT Energy has captured over 10% of the migrated share.

IDT Energy’s strategy is to acquire profitable customers in low-risk markets, specifically where the utilities have adopted a portfolio of REP-friendly, regulatory-driven programs. Key among these programs is purchase of receivables, or POR programs where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility of billing the individual customer and the subsequent collections of the remittances. Additionally, we target markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. This, coupled with IDT Energy’s strategy to primarily sell a variable-rate product, allows IDT Energy to reflect a true market cost base and opportunistically vary its rates to its customers taking into account its competitors who are purchasing their commodity at longer intervals.

Utilities in New York, Pennsylvania and Maryland offer POR programs without recourse that permit customers with past-due balances to remain in the POR program. However, utilities in New Jersey generally do not permit customers with past-due balances to enroll in their POR programs, and, in the case of PSE&G, remain in their POR programs, which means that after a certain amount of time (determined based on the specific commodity), IDT Energy becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. IDT Energy may switch the customer back to the utility at its choosing; the process can typically be accomplished before IDT Energy needs to send an invoice, however it can take one to two billing cycles to complete.

IDT Energy also regularly monitors other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region should deregulated conditions develop favorably.

Acquisition and Management of Gas and Electric Supply
Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP Energy Company, or BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have POR programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. Effective January 20, 2010, the agreement with BP was amended to cover the territories in which we operate in New Jersey and Pennsylvania. Effective October 1, 2010, the agreement with BP was modified and extended with a new termination date of June 30, 2014, and with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

IDT Energy is required to meet certain minimum green energy supply criteria in some of the markets in which it operates.  IDT Energy has met those thresholds by acquiring renewable energy certificates (REC’s).  In addition, IDT Energy offers green energy products to its customers in several territories.  IDT Energy acquires green energy conversion rights or attributes and REC’s to satisfy the load requirements for these customers.

As a REP, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Besides BP, IDT Energy currently contracts with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services, and utilizes the New York Independent System Operator, Inc., or NYISO, and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania and Maryland) and the District of Columbia.

For risk management purposes, IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which IDT Energy operates. Similarly, load balancing is performed by the utilities or local distribution company, or LDC, for each of the natural gas markets in which IDT Energy operates. Load balancing ensures that the amount of electricity and natural gas that IDT Energy purchases is equal to the amount necessary to service its customers’ demands at any specific point in time. IDT Energy is charged or credited for balancing the electricity and natural gas purchased and sold for its account by its suppliers and the LDCs. IDT Energy manages the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs, NYISO and PJM.

Competition
IDT Energy competes with the local utility companies in the areas where it provides service, including the wholly-owned retail subsidiaries of the utilities. Some utilities have affiliated companies that are REPs, and compete in the same markets that IDT Energy operates. IDT Energy also competes with several large vertically integrated energy companies as well as many independent REPs. Some of these competitors or potential competitors may be larger and better capitalized than IDT Energy. The competition with the utilities and REPs exposes IDT Energy to the risk of losing customers, especially since IDTE’s residential customers generally do not sign term contracts.

There are many licensed REPs in each of the markets in which we operate. In each major utility service territory there are several REPs serving residential natural gas customers and residential electric customers. While it is unclear whether there will be new entrants in these markets, IDT Energy believes REP competition in the residential market (which represents the principal market focus for IDT Energy) is not as intense as in the commercial and industrial markets because the majority of REPs, unlike IDT Energy, have focused their activities on the commercial and industrial markets, which are comprised of larger customers who prefer to enter into longer term contracts with fixed rates.

Increasing our market share depends in part on our ability to persuade customers to switch to IDT Energy’s service. Local utilities have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to a new supplier of such an important service is challenging. If IDT Energy is not successful in convincing customers to switch, our REP business, results of operations and financial condition will be adversely affected.

Regulation
IDT Energy currently operates in eight utility markets in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania and four utility territories in Maryland. IDT Energy is in various stages of obtaining licenses in other states and specific utilities within those territories. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the State of Maryland, the federal government, and related public service commissions, among others, establish the rules and regulations for our REP operations. Like all REPs, IDT Energy is affected by the actions of governmental agencies, mostly on the state level by the respective state Public Service Commissions, and other organizations (such as NYISO and PJM) and indirectly the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations. Further, if IDT Energy enters markets outside of the utility regions within which it currently operates in New York, New Jersey, Pennsylvania and Maryland, or markets outside of these states, it would need to be licensed and would be subject to the rules and regulations of such states or municipalities and respective utilities.

Employees
As of March 1, 2013, IDT Energy employs 73 full time employees, 58 of whom are located in the Jamestown, New York office, of which approximately 90% are affiliated with the customer care center.

Genie Oil and Gas, Inc.

Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shale and other conventional and unconventional resources, consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel. In addition, in February 2013, another subsidiary, Genie Israel Oil and Gas Ltd., or GIOG, was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant.

American Shale Oil Corporation
American Shale Oil Corporation, or AMSO, was formed as a wholly owned subsidiary of ours in February 2008. AMSO’s initial entry into the oil shale business occurred in April 2008, when AMSO acquired a 75% equity interest in E.G.L. Oil Shale, L.L.C. (which was subsequently renamed American Shale Oil, LLC, or AMSO, LLC) in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, IDT acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing our and IDT’s total interest in AMSO, LLC to approximately 90%.  In March 2009, a subsidiary of TOTAL S.A., or Total, the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration, or RD&D, expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including IDT’s 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. IDT assigned the cash proceeds of its override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by Genie. After the consummation of the Total transaction, AMSO owned 50% of AMSO, LLC.

According to the terms of the transaction, AMSO will operate the project during the RD&D phase. Total will provide a majority of the funding during this phase of the project, and technical and financial assistance throughout the RD&D and commercial stages of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

Oil shale is an organic-rich, fine-grained sedimentary rock that contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. However, extracting oil and gas from oil shale is more complex than conventional oil and gas recovery and is more expensive. Rather than pumping it directly out of the ground in the form of  liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative which AMSO, LLC and others are researching and developing is in-situ retorting, which involves heating the oil shale to a temperature of approximately 660°F while it is still underground, and then pumping the resulting liquid and/or gases to the surface. In-situ retorting is considered to be less environmentally invasive than surface retorting and can offer significant economic advantages.

According to reports from the United States Department of Energy, or DOE, oil shale resources in the United States are estimated at over 2 trillion barrels, and based on management estimates, could potentially supply the U.S.’s demand for liquid fuel over the next 100 years.  The majority of those deposits are found in the Green River Formation of Colorado (Piceance Creek Basin), Utah (Uinta Basin) and Wyoming (Green River and Washakie Basins).  In March 2009, the U.S. Geological Survey, or USGS, reported that the total “in-place” oil in the Colorado’s Piceance Basin is approximately 1.525 trillion barrels. The majority of those deposits are found in the Green River Formation of Colorado (Piceance Creek Basin), Utah (Uinta Basin) and Wyoming (Green River and Washakie Basins). Colorado’s Piceance Basin, where AMSO, LLC’s RD&D lease is located as described below, contains some of the richest oil shale resources in the world (as reported by DOE and USGS sources).

In 2005, the U.S. Bureau of Land Management, or BLM, began implementation of the Energy Policy Act passed by Congress, seeking proposals from the private sector to develop the oil shale resources in economically and environmentally responsible ways. In June 2005, nominations were solicited and twenty proposals were submitted, including the proposal of E.G.L. Resources, Inc., or EGL Resources. The proposals, which included technical operational plans, were evaluated by an inter-disciplinary team including representatives from the affected states, as well as the DOE and the Department of Defense. A central feature of EGL Resource’s proposal was the then patent pending in-situ oil shale extraction process, Conduction, Convection, Reflux, or CCR, currently AMSO, LLC’s U.S. Patent 7,743,826. Further, proposals were subjected to environmental analysis under the terms of the National Environmental Policy Act and brought before public meetings in Colorado and Utah. The BLM issued a Finding of No Significant Impact for EGL Resources’ proposed plan of operations; and effective January 1, 2007, EGL Resources received a lease for research, development and demonstration, or RD&D Lease, in western Colorado, which it assigned to its affiliate, E.G.L. Oil Shale, L.L.C. (“EGL”). Out of twenty applications for RD&D Leases submitted, three companies were awarded leases in Colorado to test in-situ technologies (Shell, Chevron and EGL), and one company in Utah (OSEC) was awarded a lease for testing above ground retorting processes. In April 2008, EGL was acquired by AMSO and IDT and subsequently renamed American Shale Oil, LLC.

The RD&D Lease awarded by the BLM to EGL Resources and acquired by AMSO, LLC covers an area of 160 acres. The lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D Lease. AMSO, LLC’s initial plan is to target the illite-rich mining interval where the “illite” rich oil shale is located. As technologies are developed to facilitate environmentally sound extraction processes from additional areas of the oil shale formation, we would expect to pursue the remaining reserves within our commercial lease.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the oil shale resources in its RD&D Lease area. During the third quarter of fiscal 2011, AMSO, LLC continued advanced stage construction work on the surface oil and gas processing facilities while drilling pilot wells for its pilot test in Colorado. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. The underground electric heater did not perform to specifications during the commissioning test. As a result, the manufacturers of the heater undertook extensive modifications and improvements. There were additional problems during a second commissioning test in December 2012. AMSO, LLC conducted a thorough readiness review and additional integrated testing, as well as acquiring additional equipment spares prior to beginning steady state pilot test operations. The preparations were completed and in early March 2013 AMSO, LLC initiated start-up of the oil shale pilot test. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

Under current regulations, in order for the RD&D Lease to be converted into a commercial lease, AMSO, LLC will have to demonstrate the production of shale oil in commercial quantities, which is defined to mean production of shale oil where there is a reasonable expectation that the expanded operation would provide a positive return after all costs of production have been met, including the amortized costs of the capital investment.  The BLM must also determine, following an analysis based on the National Environmental Policy Act, that commercial scale operations can be conducted without unacceptable environmental consequences, and the BLM will have a fair amount of discretion in making this determination.  In order to convert the RD&D lease to a commercial lease AMSO, LLC will also have to (a) demonstrate that it consulted with state and local officials to develop a  plan for mitigating the socioeconomic impacts of commercial development on communities and infrastructure; (b) submit a nonrecurring conversion payment, which pursuant to applicable rules and regulations, will be equivalent to the greater of $1,000 per acre or the Fair Market Value (to be determined) of the commercial lease; (c) provide adequate bonding; and (d) conduct commercial operations in accordance with all applicable laws, rules, regulations or stipulations provided for. Further, in determining whether to convert the RD&D Lease into a commercial lease, the BLM will also analyze the commercial viability of shale oil production, which will depend on the market price of competing products at such time.  Environmental challenges, however, have led to the BLM to indicate that it intends to issue new regulations, which could affect the commercial royalty rates and potentially the conversion criteria and thereby making conversion to a commercial lease commercially unfeasible or impracticable.

Through the development of its technology and implementation of its plan of operations, AMSO, LLC hopes to provide a significant domestic supply of liquid fuels at a competitive price and with acceptable environmental impacts. AMSO, LLC believes that its technical and operating approaches could minimize the potential for adverse environmental impacts. AMSO, LLC’s patented CCR heating process and well layout plan have been, and continue to be, designed to maximize energy efficiency and minimize the number of wells needed and the impact on the surface of the lease area. By targeting the deep illite-rich oil shale under the known aquifers, AMSO, LLC expects to maintain the geologic barriers between retorts and protected water sources, and to minimize the amount of clean water needed for its operations. AMSO, LLC is also working diligently to meet emission standards, reduce carbon dioxide generation through thermal efficiency, and develop methods to sequester carbon dioxide generated during heating operations.

AMSO, LLC’s operating office is in Rifle, Colorado. AMSO, LLC is supported by AMSO and Genie professionals based in Newark, New Jersey. AMSO, LLC rents approximately 2,450 square feet of office space and 2,000 square feet of warehouse space in Rifle under operating leases with flexible terms and conditions.

AMSO, LLC incurred $8.6 million, $9.2 million, $25.4 million and $7.1 million for research and development in the year ended December 31, 2012, the five months ended December 31, 2011, and the years ended July 31, 2011 and 2010, respectively.

Israel Energy Initiatives, Ltd.
Israel Energy Initiatives, Ltd., or IEI, an Israeli company formed in March 2008, holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license has been extended until July 2013, and it may be further extended in one year increments until July 2015. Assuming IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. According to Israeli law, as long as a license holder operates in compliance with a pre-approved plan, the State of Israel must grant an extension of the initial license term. Further, under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI believes that Israel presents a unique opportunity for the development of a commercial scale oil shale industry. The country is almost 100% dependent on imported oil for its transportation needs, and energy security is therefore a significant strategic issue, as well as a material burden on the Israeli economy. Compared with other oil shale resources worldwide, IEI believes that the Shfela basin resource is thick, shallow and dry. Short distances in Israel significantly reduce infrastructure and operating costs. Israel has existing complex refining capacity as well as, an existing pipeline infrastructure. IEI believes that environmental concerns are materially mitigated by the fact that the local aquifer is geologically confined and located well below the target oil shale layer and thus is highly unlikely to be contaminated in the proposed process being developed. Further, IEI believes that no direct competition currently exists in Israel for the production of oil from shale.

IEI began its resource appraisal study in the third quarter of calendar 2009, and completed the field work included in its study in late calendar 2011. The resource appraisal was comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan included drilling and coring several wells to depths of approximately 600 meters as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests, as well as laboratory analyses of samples and other laboratory experiments. To date, the results from the appraisal process, both from field tests and laboratory experiments, confirm IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology. IEI is continuing permitting and other preparatory work required prior to construction of a pilot plant and operation of a pilot test. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from the oil shale resource.  IEI expects to begin construction of the pilot test in late 2013, barring further permitting, regulatory or litigation driven delays. Despite winning the important petitions as set forth more fully in Item 3 to Part I “Legal Proceedings” in this Annual Report, IEI has not yet been able to obtain all necessary permits for the pilot test.  The Government of Israel still has not issued the final regulations required for preparation and submission of an environmental impact statement. The statement is a necessary prerequisite for the submission of a permit application to construct and operate an oil shale pilot test facility.  The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil and gas from the oil shale resource. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $30 million of investment over the next three years.

IEI operates out of IDT’s offices in Jerusalem and a field office and workshop near the city of Beit Shemesh. In addition, IEI built and operates a research laboratory located on the campus of Ben Gurion University in Be’er Sheva.

IEI incurred $7.2 million, $2.4 million, $7.8 million and $5.2 million for research and development in the year ended December 31, 2012, the five months ended December 31, 2011, and the years ended July 31, 2011 and 2010, respectively.

Genie Israel Oil and Gas Ltd.
On February 20, 2013, the Government of Israel awarded Genie Israel Oil and Gas, Ltd. an exclusive petroleum exploration license covering 396.5 square kilometers in the Southern portion of the Golan Heights.  The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant. We believe, based on preliminary analysis and interpretation of existing geological data, that the newly issued license area may contain significant quantities of conventional oil and gas in relatively tight formations, the development of which would entail significantly different technical approaches and project timelines than our other projects.  We intend to conduct an exploration program of up to 36 months including geophysical testing, drilling and production tests and analyses to evaluate our preliminary hypothesis.

Other Projects
We are currently actively evaluating several potential exploration and development projects for oil shale and other conventional and unconventional energy resources in other locations. The energy development prospects vary in potential size, applied technology and potential time to commercial production. For example, in June 2012, we signed an agreement with the Republic of Mongolia for a joint geological survey of certain of that country’s oil shale deposits. The prospects we are evaluating or pursuing are in various stages of development and it is unclear when or if they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

We incurred research and development expenses of $2.2 million and $0.2 million for other projects in the year ended December 31, 2012 and the five months ended December 31, 2011, respectively.

Competition
If Genie Oil and Gas is successful developing and producing commercial quantities of oil and gas from oil shale and other conventional and unconventional resources in an environmentally acceptable manner and receives all the necessary regulatory approvals, then, in the commercial production phases of operations, it will likely face competition from conventional and unconventional oil producers, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the volatility of the oil and gas market (i.e. price, availability, refining capacity, etc.).

Regulation
AMSO, LLC was granted an RD&D Lease by the BLM for 10 years beginning on January 1, 2007 with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. Throughout the term of the RD&D Lease, AMSO, LLC will execute various activities and milestones within the technical phases of its research and development plan with the aim of ultimately converting its RD&D Lease to a long term commercial lease.

In order to execute these activities and milestones, AMSO, LLC must obtain the necessary permitting and comply with the various rules, regulations, and policies spanning multiple regulatory bodies and governmental agencies at various levels. In connection with the site characterization phase (which AMSO, LLC completed) and the pilot phase (which is ongoing), AMSO, LLC has been working to ensure compliance with rules, regulations, and policies of the BLM and the Department of Environmental Protection at the federal level, with the Colorado Division of Reclamation and Mining Service and the Air Pollution Control Division and the Water Control Division of the Colorado Department of Public Health and Environment at the state level, and with Rio Blanco County at the county level. In accordance with the technical and regulatory requirements of the RD&D Lease, in May 2009, AMSO, LLC submitted its in-situ Plan of Development to the BLM. In September 2009, the BLM approved AMSO, LLC’s Plan of Development, allowing AMSO, LLC to proceed with implementation, subject to compliance with Colorado’s permitting requirements (which AMSO, LLC has satisfied). AMSO, LLC continues to refine its Plan of Development in conjunction with its ongoing operations, and the BLM has approved such modifications.

Although AMSO, LLC has diligently worked to satisfy the regulatory requirements and challenges necessary for implementing the site characterization and initial pilot phase of the project, it is difficult at this time to predict all of the compliance requirements that may be necessary throughout the life of the project.

IEI holds an exclusive Shale Oil Exploration and Production License that was extended until July 2013. While IEI expects the license to be further extended in one year increments until July 2015 (the maximum term of a license under Israeli Law is seven years), IEI may also apply for a new license. However, there is no guarantee the license will be extended as described above or that a new license would be granted.  The license is subject to certain conditions and milestones and the failure to achieve those milestones may result in the termination, revocation, suspension or limitation of the license.

In order to execute its plan of operation, IEI must obtain and comply with a large number of permits and authorizations from various government agencies, local authorities and other regulators and interested parties in Israel, such as the District Planning Committee, the Ministry of Environmental Protection, the Israel Defense Forces and many others. IEI believes it has duly met all such requirements to date and will continue to do so in the future, but this may considerably delay our operations. To date, IEI’s plans have faced considerable opposition from environmental and local groups, and two separate proceedings have been brought before the Supreme Court of Israel in unsuccessful attempts to stop the project.

In order to execute its long term commercial plan, IEI must obtain a Lease under the Petroleum Law. A Lease is granted for an initial period of up to 30 years, with possible extension for an additional 20 years. Such a lease can be granted if a “Discovery” under the Law is declared by the Petroleum Commissioner during the license period. However, we are unaware of any clear guidelines, criteria or precedent of how that term applies to oil shale.

Genie Israel Oil and Gas, Ltd. holds an exclusive exploration license in the Golan Heights. The International community considers the Golan Heights an internationally disputed territory, and therefore political risk may affect our ability to execute our plan of operations. This may influence local decision makers as well as service providers necessary to our operations.

Intellectual Property
We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for us, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in the Company automatically by operation of law, the employee is required to assign his or her rights to us.

In connection with its RD&D process and related technologies, AMSO, LLC owns three patents issued in the United States, five patents issued abroad, two of which are jointly owned with Lawrence Livermore National Security, LLC (“LLNS”), as well as several pending applications, both in the United States and abroad. The issued or allowed patents include patent No. 7,743,826 (US) which expires April 16, 2028, patent No. 7,921,907 (US) which expires January 19, 2027, patent No. 8,162,043 (US) which expires January 19, 2027, application No. 12,779,826 (US) which was allowed on February 19, 2013, patent registration No. 3668 (Mongolia) which expires December 25, 2032, patent registration No. 32691 (Morocco) granted jointly to AMSO, LLC and LLNS on October 1, 2011 which expires September 30, 2029, patent registration No. 3565  (Mongolia), granted jointly to AMSO, LLC and  LLNS on April 13, 2012 which expires March 29, 2031, patent No. 508 (Madagascar) granted on December 2, 2011 which expires November 2, 2029, and patent registration No. 3590 (Mongolia) granted on April 13, 2012 which expires April 22, 2031. The patents are directed to in-situ methods and systems for the extraction of oil from shale integral to our technical and operational plans, as well as carbon sequestration in depleted oil shale deposits and down-hole heater technologies. AMSO has also been granted three trademarks in the United States in connection with its operations.

In connection with the operations of its subsidiaries in Israel and Mongolia, GOGAS together with its subsidiaries has several patent applications on methods for improved hydrocarbon recovery from unconventional resources pending, including improvements in both in-situ and ex-situ methods

Employees
AMSO (including AMSO, LLC) employs five full-time employees, including a secondee assigned by Total, while IEI employs approximately 20 full-time employees. AMSO, IEI, Genie Mongolia and GIOG also retain the services of a number of professional consultants, including geologists, hydrologists, drilling and completions engineers, process engineers, environmental experts, permitting consultants, energy experts, legal, and land designation and acquisition consultants.

Industry Segments and Geographic Areas
For disclosure regarding our industry segments and geographic areas, please see Note 16 to our Consolidated Financial Statements in this Annual Report.

Item 1A. Risk Factors.

RISK FACTORS
Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition and intellectual property. The trading price of our Class B common stock and Series 2012-A Preferred Stock could decline due to any of these risks.

Risks Related to IDT Energy

The REP business is highly competitive, and we may be forced to cut prices or incur additional costs.
IDT Energy faces substantial competition both from the traditional incumbent utilities as well as from other REPs, including REP affiliates of the incumbent utilities in specific territories. As a result, we may be forced to reduce prices, incur increased costs or lose market share, and cannot always pass along increases in commodity costs to customers. We compete on the basis of provision of services, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage.

IDT Energy’s growth depends on its ability to enter new markets.
New markets for our business are determined based on many factors, which include the regulatory environment, as well as IDT Energy’s ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for IDT Energy, we will expend substantial efforts to obtain necessary licenses and will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs.

Unfair business practices or other activities of REPs may adversely affect us.
Competitors in the highly competitive REP market engage in unfair business practices to sign up new customers. Competitors engaging in unfair business practices create an unfavorable impression about our industry on consumers or with regulators or political bodies. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base. The successes, failures or other activities of various REPs within the markets that we serve may impact how we are perceived in the market.

Demand for REP services and consumption by customers are significantly related to weather conditions.
Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder than normal winters and/or summers may reduce the demand for our energy services, thus negatively impacting our financial results.

Our current strategy is based on current regulatory conditions and assumptions, which could change or prove to be incorrect.
Regulation over the electricity and natural gas markets has been in flux at the state and federal levels. In particular, any changes adopted by the FERC, or changes in state or federal laws or regulations (including greenhouse gas laws) may affect the prices at which IDT Energy purchases electricity or natural gas for its customers. While we endeavor to pass along increases in energy costs to our customers pursuant to our variable rate customer offerings, we may not always be able to do so due to competitive market forces and the risk of losing our customer base. In addition, potential regulatory changes may impact our ability to use our established sales and marketing channels. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current business model.

Regulatory conditions can affect the amount of taxes and fees we need to pay and our pricing advantages.
We are subject to audits in various jurisdictions for various taxes, including income tax, utility excise tax, and sales and use tax. Aggressive stances taken recently by regulators increase the likelihood of our having to pay additional taxes and fees in connection with these audits. In the future, we may seek to pass such charges along to our customers, which could have an adverse impact on our pricing advantages.

Commodity price volatility could have an adverse effect on our cost of revenues and our results of operations.
Volatility in the markets for certain commodities can have an adverse impact on our costs for the purchase of the electricity and natural gas that IDT Energy sells to its customers. We may not always choose to pass along increases in costs to our customers to protect overall customer satisfaction. This would have an adverse impact on our margins and results of operations. Alternatively, volatility in pricing for IDT Energy's electricity and natural gas related to the cost of the underlying commodities can lead to increased customer churn.

We face risks that are beyond our control due to our reliance on third parties and our general reliance on the electrical power and transmission infrastructure within the United States.
Our ability to provide energy delivery and commodity services depends on the operations and facilities of third parties, including, among others, BP, NYISO, and PJM. Our reliance on the electrical power generation and transmission infrastructure within the United States makes us vulnerable to large-scale power blackouts. The loss of use or destruction of third party facilities that are used to generate or transmit electricity due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce our potential earnings and cash flows.

The REP business, including our relationship with our suppliers, is dependent on access to capital and liquidity.
Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. IDT Energy has a Preferred Supplier Agreement with BP pursuant to which BP is our preferred provider of electricity and natural gas. In addition to other advantages of this agreement, we are no longer required to post security with most suppliers other than BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration in June 2014. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

A revision to certain utility best practices and programs in which we participate and with which we comply could disrupt our operations and adversely affect our results and operations.
Certain retail access “best practices” and programs proposed and/or required by state regulators have been implemented by utilities in most of the service territories in which we operate. One such practice is participation in purchase of receivables, or POR, programs under which certain utilities purchase customer receivables for approximately 98% of their face value in exchange for a first priority lien in the customer receivables without recourse against a REP. This program is a key to our control of bad debt risk in our REP business in New York and a similar program is important to us in Pennsylvania. In the event that POR programs or any other best practice or program were to be revised or eliminated by state regulators or the individual utilities, we would need to adjust our current strategy regarding customer acquisition and our focus on the growth of our customer base. We would also need to adjust our current business plan to reduce our exposure to existing customers who may pose a bad debt risk. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability.

In addition, on June 23, 2008, NYPSC issued its Order Establishing Energy Efficiency Portfolio Standard, or EEPS, and Approving Programs setting a goal of gradually reducing electricity usage by 15% statewide by 2015 and requiring the utilities to file energy efficiency programs consistent with the policies and cost/benefit factors adopted by the NYPSC. Since 2009, the NYPSC has approved 90 electric and natural gas energy efficiency programs to implement the EEPS policy. We cannot predict the impact of the EEPS on the electricity usage of our customers. There could be an adverse effect on the result of operations of our REP business if the EEPS results in a reduction in the aggregate amount of customer demand.

In New Jersey, customers who are delinquent in paying their invoices are no longer eligible to receive a consolidated utility invoice. A consolidated utility invoice is similar to a purchase of receivables program since the utility has the responsibility to bill the customer and collect the receivable. Instead, those customers are switched to a dual bill arrangement whereby IDT Energy is responsible to bill and collect the commodity portion of the customers’ invoices. Once we invoice these customers under a dual bill arrangement, we have bad debt risk associated with that portion of our revenues. Economic conditions, the creditworthiness of our customers in New Jersey and our ability to collect from these customers, among other things, may impact our profitability.

The REP business depends on maintaining the licenses in the states we operate and any loss of those licenses would adversely affect our business, prospects and financial conditions.
IDT Energy requires licenses from public utility commissions and other regulatory organizations to operate its business. Those agencies may impose various requirements to obtain or maintain licenses.  Further, certain non-governmental organizations have been focusing on the REP industry and the treatment of customers by certain REPs.  Any negative publicity regarding the REP industry in general and IDT Energy in particular could negatively affect our relationship with the various commissions and regulatory agencies and could negatively impact our ability to obtain new licenses to expand operations or maintain the licenses currently held.  Any loss of our REP licenses would cause a negative impact on our results of operations, financial condition and cash flow.

The REP business depends on the continuing efforts of our management team and our personnel with strong industry or operational knowledge and our efforts may be severely disrupted if we lose their services.
Our success depends on key members of our management team, the loss of whom could disrupt our business operation. Our business also requires a capable, well-trained workforce to operate effectively. There can be no assurance that we will be able to retain our qualified personnel, the loss of which may adversely affect our business, prospects and financial conditions.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems.
To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face a risk of a security breach or disruption from unauthorized access to our proprietary or classified information on our systems. Certain of our personnel operate in jurisdictions that could be a target for cyber-attacks. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit our information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without our consent.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

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

Risks Related to Genie Oil and Gas

We have no current production of oil and gas and we may never have any.
We do not have any current production of oil and gas. We cannot assure you that we will produce or market shale oil or gas at all or in commercially profitable quantities. Our ability to produce and market oil and gas may depend upon our ability to develop and operate our planned projects and facilities, which may be affected by events or conditions that impact the advancement, operation, cost or results of such projects or facilities, including:

●	Energy commodity prices relative to production costs;
●	The occurrence of unforeseen technical difficulties;
●	The outcome of negotiations with potential partners, governmental agencies, regulatory bodies, suppliers, customers or others;
●	Changes to existing legislation or regulation governing our current or planned operations;
●	Our ability to obtain all the necessary permits to operate our facilities;
●	Changes in operating conditions and costs, including costs of third-party equipment or services such as drilling and processing and access to power sources; and
●	Security concerns or acts of terrorism that threaten or disrupt the safe operation of company facilities.

In-situ technology for the extraction of oil and gas from oil shale is in its early stages of development and has not been deployed commercially at large scale. AMSO, LLC and IEI may not be able to develop environmentally acceptable and economically viable technology in connection therewith.
Our strategy is substantially predicated on the production and extraction of oil and gas from unconventional resources, defined as any resource other than the traditional oil well. Our initial activity is in the in-situ production of oil and gas from oil shale which is typically more costly and is less established technically than traditional oil and gas production and therefore incurs a higher degree of technology risk. The greater cost increases the risk that we will not be profitable given commodity price fluctuations, assuming we enter into commercial production.

Operating hazards and uninsured risks with respect to the oil and gas operations may have material adverse effects on our operations.
Our research, exploration and, if successful, development and production operations are subject to risks similar to those normally incident to the exploration for and the development and production of oil and gas, including blowouts, subsidence, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. While as a matter of practice we have insurance against some or all of these risks, such insurance may not cover the particular hazard and may not be sufficient to cover all losses. The occurrence of a significant event adversely affecting any of our operations could have a material adverse effect on us, could materially affect our continued operations and could expose us to material liability.

Genie Oil and Gas’ dependence on contractors, equipment and professional services that have limited availability could result in increased costs and possibly material delays in their respective work schedules.
Due to the lack of available technical resources with in-situ hydrocarbon production experience, the costs for our operations may be more expensive than planned or there could be delays in our operating plans. We are also more likely to incur delays in our drilling and operating schedule and we may not be able to meet our required work schedule. Similarly, some of the professional personnel we need for our planned operations are not available in the locations in which we operate or are not available on short notice for work in such location, and, therefore, we may need to use overseas contractors for various projects. Any or all of the factors specified above may result in increased costs and delays in our work schedule.

Genie Oil and Gas will require substantial funds and will need to raise additional capital in the future.
We will need substantial funds to fully execute our research and development activities, and, if those activities are successful we will need additional substantial funds to commence our anticipated commercial operations, if any. Failure to secure adequate funding could adversely affect our ability to advance our strategic plans as currently contemplated and require us to delay, scale back, or shut down our operations.

In January 2011, Total completed funding of its committed capital contributions to AMSO, LLC, and, accordingly, Total has the option to terminate its obligations to make additional capital contributions and withdraw as a member of AMSO, LLC. If Total exercises this option and terminates its future funding, we will need to find other sources of funding or otherwise risk shutting down AMSO, LLC’s operations.

Genie Oil and Gas’ success depends on the continuing efforts of key personnel and certain strategic partners, and our efforts may be severely disrupted if we lose their services.
Our future success depends, to a significant extent, on our ability to attract and retain qualified technical personnel particularly those with expertise in the oil and gas industry and with in-situ hydrocarbon projects. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our qualified technical personnel. Specifically, we heavily rely on the services of the members of the management and technical teams at AMSO, LLC and IEI, including Harold Vinegar, PhD at IEI and Alan Burnham, PhD at AMSO, LLC, for their technical expertise, assistance in the development of our intellectual property and guidance on building out a pilot/commercial facility for potential commercial production. Specifically, Dr. Vinegar has a long-term employment agreement with us through 2017.  In addition, AMSO, LLC is dependent on Total (as discussed more fully in Item 1 to Part I of this Annual Report) for technical expertise, financial support and guidance.

The unexpected loss of the services of one or more of these people and/or the technical expertise and support of certain partners, and the ability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our operations.

There are uncertainties associated with AMSO, LLC’s lease and Genie’s IEI and GIOG licenses.
AMSO, LLC’s lease for research, development and demonstration, or RD&D Lease, runs for a 10-year period expiring at the end of 2016, with a possible extension of up to five years upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently being pursued. The terms of the RD&D Lease do not guarantee that the BLM will grant a commercial lease. Further, there is significant environmental opposition to the commercial production of shale oil. Under current regulation, there are numerous conditions and requirements, the evaluation of which is subject to considerable discretion by the BLM, that AMSO, LLC will have to satisfy in order to convert its RD&D Lease into a commercial lease prior to the expiration of the RD&D Lease term. These conditions, which are more fully discussed in in Item 1to Part I of this Annual Report, require AMSO, LLC to demonstrate, among other things, an economically viable commercial production process which will likely depend upon the prices of competing products, including conventional oil. There can be no assurance that AMSO, LLC will satisfy all of these conditions and requirements. Additionally, there have been proposed changes to the regulations governing commercial leases such as the lease into which AMSO, LLC intends to convert its RD&D Lease. The BLM indicated that it intends to issue new commercial oil shale regulations, which could affect the commercial royalty rates and the conversion criteria. Although the conversion terms of AMSO, LLC’s RD&D Lease provide for applicability of the existing regulatory scheme, we cannot assure you that we will not be subjected to more restrictive or less favorable regulations.

IEI holds an exclusive Shale Oil Exploration and Production License that covers approximately 238 square kilometers in the south of the Shfela region in Israel. The license expires in July 2013. The initial term of the license was for three years until July 2011. The license has been extended, and it may be further extended in one year increments until July 2015 (the maximum term of a license under Israeli Law is seven years). Although the license may be further extended and IEI may also apply for a new license, there is no guarantee the license will be extended, that a new license would be granted or that the license will not be successfully challenged by environmental or other opposition groups. The license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license. Our ability to construct the pilot plant is dependent on recently enacted permitting regulations, and there is no guarantee that we will be able to obtain the required permits under the new regulations in a timely manner or at all.

In February 2013, the Government of Israel awarded Genie Israel Oil and Gas, Ltd. an exclusive three year petroleum license in the southern portion of the Golan Heights. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant.  Operations under the license may initiate international criticism, in addition to the regulatory and permitting challenges described above in connection with the Shfela License.

Genie Oil and Gas is subject to regulatory, legal and political risks that may limit its operations.
Our operations and potential earnings may be affected from time to time in varying degree by regulatory, legal and political factors including laws and regulations related to environmental or energy security matters, including those addressing alternative and renewable energy sources and the risks of global climate change. Such laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

●	The discharge of pollutants into the environment;
●	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes;
●	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives;
●	Restrictions on exploration and production;
●	Loss of petroleum rights including key leases, licenses or permits;
●	Tax or royalty increases, including retroactive claims;
●	Intellectual property challenges that would limit our ability to use our planned in-situ production technologies; and
●	Political instability, war or other conflicts in areas where we operate.

For example, in March 2011, the Israeli Parliament passed a bill materially increasing the overall taxes, royalties and other fees due to the Israeli government from revenues derived by oil and natural gas producers. The Israeli Income Tax Ordinance was revised accordingly and the amount payable to the government from revenues derived by oil and natural gas producers increased from a maximum of 32% to 52%. This tax will only be imposed once a project has passed certain milestones set forth in the ordinance (when the profits derived from a certain field have reached 150% of the original investment in that field).

AMSO, LLC’s RD&D Lease is subject to other third party lease interests.
There are other mineral leases which are collocated with AMSO, LLC’s lease interests, including the territory designated for AMSO LLC’s commercial lease conversion. While some of these other leases are subject to special oil shale stipulations requiring the leaseholders to minimize potential impacts and prevent interference with oil shale development, others are not. Although AMSO, LLC works to coordinate drilling plans and operations with these collocated leaseholders to preserve the integrity of its resource and operations, we cannot guaranty that these collocated leases will not interfere with AMSO LLC’s operations.

Regulation of greenhouse gas emissions could increase Genie Oil and Gas’ operational costs, cause delays and/or restrict our operations.
The production and processing of oil shale will result in some emission of greenhouse gases. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various phases of discussion or implementation. The Kyoto Protocol and other actual or pending federal, state and local regulations, envision a reduction of greenhouse gas emissions through market-based trading schemes. As a result of these and other potential environmental regulations, if our research and development activities are successful and we eventually begin commercial production, we can expect to incur additional capital, compliance, operating, maintenance and remediation costs. To the extent these costs are not ultimately reflected in the price of the products we sell, our operating results will be adversely affected.

The oil and gas industry is subject to the general inherent industry and economic risks.
The oil and gas business is fundamentally a commodity business. This means that potential future commercial operations and earnings may be significantly affected by changes in oil and gas prices and by changes in margins on gasoline, natural gas and other refined products.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and pay significant damage awards.
Our success also depends largely on our ability to use and develop our technology and know-how without infringing on the intellectual property rights of third parties. The validity and scope of claims relating to our technology involve complex scientific, legal and factual questions and analysis. It is therefore difficult to accurately predict whether or not a third party will assert that we are infringing on its intellectual property or whether it would prevail. Although we are not currently aware of any infringement or of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, in many jurisdictions, patent applications remain confidential and are not published for some period after filing. Thus, we may be unaware of other parties’ pending patent applications that relate to our processes. While at present we are unaware of competing patent applications, such applications could potentially surface.

The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, to redesign our products, or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies.

Risk Related to Our Financial Condition

We hold significant cash and cash equivalents, restricted cash, certificates of deposit, and marketable securities that are subject to various market risks.
As of December 31, 2012, we had cash and cash equivalents, restricted cash, certificates of deposit, and marketable securities of $92.9 million. As a result of various market risks, the value of these holdings could be materially and adversely affected.

Risks Related to Our Capital Structure

Holders of our Class B common stock and Series 2012-A Preferred Stock have significantly less voting power than holders of our Class A common stock.
Holders of our Class B common stock and Series 2012-A Preferred Stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share. As a result, the ability of holders of our Class B common stock and Series 2012-A Preferred Stock to influence our management is limited.

Holders of our Series 2012-A Preferred Stock are entitled to an annual dividend and such payments may have a negative impact on the Company’s cash flow.
Holders of our Series 2012-A Preferred Stock are entitled to receive an annual dividend, payable quarterly in cash.  The payment of such dividend could have a negative impact on the Company’s cash flow and cash balances.  If dividends on any shares of the Series 2012-A Preferred Stock are in arrears for 6 or more quarters, whether or not consecutive, holders of the Series 2012-A Preferred Stock shall have the right to elect two (2) additional directors to serve on our Board, and this could have a negative impact on the market price of our equity securities.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.
Howard S. Jonas, our Chairman of the Board, has voting power over 4,398,112 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,823,786 shares of our Class B common stock), representing approximately 73% of the combined voting power of our outstanding capital stock, as of March 19, 2013. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 550 Broad St., Newark, New Jersey. We lease approximately 3,500 square foot space in Newark, New Jersey.

IDT Energy’s Jamestown, New York offices are located at 20 West Third Street where we lease approximately 10,000 square feet of space.

AMSO, LLC’s operating office is in Rifle, Colorado. AMSO, LLC is supported by AMSO and Genie professionals based in Newark, New Jersey. AMSO, LLC rents approximately 2,450 square feet of office space and 2,000 square feet of warehouse space in Rifle under operating leases with flexible terms and conditions.

IEI operates out of IDT Corporation’s offices in Jerusalem and a field office and a warehouse in the city of Beit Shemesh. In addition, IEI built and operates a research laboratory located on the campus of Ben Gurion University in Be’er Sheva.

Item 3. Legal Proceedings.

On August 15, 2010, the Israel Union for Environmental Defense, or the Union, filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition sought an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI believes that it followed the requirements imposed by the Government of Israel and that it is in compliance with applicable laws and regulatory requirements. On October 29, 2012, the Court denied the petition.

On June 6, 2012, the Union filed another petition with the Supreme Court of Israel, against various ministries of the State of Israel, IEI and other oil and gas exploration companies. The Union sought to cancel the regulations enacted by the Ministry of Energy pursuant to Section 47 of the Israeli Petroleum Law governing the permitting process of oil and gas exploration, and sought to cancel the exploration license granted to IEI. On December 24, 2012, the Supreme Court of Israel rejected the petition.

In addition to the foregoing, we may from time to time be subject to other legal proceedings that arise in the ordinary course of business.  Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “GNE”.

The table below sets forth the high and low sales prices for our Class B Common Stock as reported by the NYSE for the fiscal periods indicated which represents the only fiscal periods our Class B Common Stock has been trading on the NYSE.

	High	Low
Fiscal year ended December 31, 2011
Fourth Quarter	$10.00	$6.68

Fiscal year ended December 31, 2012
First Quarter	$11.18	$7.87
Second Quarter	$9.73	$6.47
Third Quarter	$7.89	$6.76
Fourth Quarter	$7.57	$5.75

On March 13, 2013, there were 459 holders of record of our Class B common stock and 3 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 20, 2013, the last sales price reported on the New York Stock Exchange for the Class B common stock was $7.87 per share.

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”.  Trading began on the NYSE on October 24, 2012.

The table below sets forth the high and low sales prices for our Series 2012-A Preferred Stock as reported by the NYSE for the fiscal periods indicated which represents the only fiscal periods our the Series 2012-A Preferred Stock has been trading on the NYSE.

	High	Low
Fiscal year ended December 31, 2012
Fourth Quarter	$8.24	$6.70

On March 13, 2013, there were 7 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 20, 2013, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $7.86 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 9 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Performance Graph of Stock
The line graph below compares the cumulative total stockholder return on our Class B common stock and our Series 2012-A Preferred Stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Integrated Oil & Gas Index for the period beginning October 26, 2011 and ending December 31, 2012. The graph and table assume that $100 was invested on October 26, 2011 (the first day of trading for the Class B common stock) and on October 24, 2012 with respect to the Series 2012-A Preferred Stock (the first day of trading for the Series 2012-A Preferred stock) with the cumulative total return of the NYSE Composite Index and the S&P Integrated Oil & Gas Index, and that all dividends were reinvested. Cumulative total stockholder returns for our Class B common stock, Series 2012-A Preferred Stock, NYSE Composite Index and the S&P Integrated Oil & Gas Index are based on our fiscal year.

	10/26/11	12/11	3/12	6/12	10/24/12	12/12

Genie Energy Ltd. Class B	100.00	92.79	113.52	91.86	81.55	84.52
Genie Energy Ltd. Series 2012-A Preferred					100.00	93.75
NYSE Composite	100.00	110.77	122.34	117.23	124.79	128.48
S&P Integrated Oil & Gas	100.00	117.94	121.17	117.65	127.46	120.54

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2012.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2012			$—	—		20,000,000
November 1 – 30, 2012	10,609	(2)	$7.21	—		20,000,000
December 1 – 31, 2012	—			$—		20,000,000
Total	10,609	(3)			$

(1)
Under our existing stock repurchase program, approved by our Board of Directors on December 8, 2011, we were authorized to repurchase up to an aggregate of 20 million shares of our Class B common stock.

(2)
Consists of 10,609 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

(3)
Excludes 1,604,591 shares Class B common stock  that were exchanged by our stockholders on October 17, 2012  for an equal amount of Series 2012-A Preferred Stock (on a one-for-one basis) pursuant to an exchange offer.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below as of December 31, 2012 and 2011, and for the year ended December 31, 2012 and the five months ended December 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data presented below as of July 31, 2011, 2010 and 2009, and for each of the fiscal years in the four-year period ended July 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Zwick and Banyai, PLLC, independent registered public accounting firm. The selected consolidated financial data presented below for the five months ended December 31, 2010 is unaudited. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

(in thousands, except per share data)	Year ended December 31, 2012	Five Months ended December 31, 2011	Fiscal year ended July 31, 2011	Fiscal year ended July 31, 2010	Fiscal year ended July 31, 2009	Fiscal year ended July 31, 2008	Five Months ended December 31, 2010 (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues	$229,459	$76,783	$196,018	$195,429	$261,954	$242,365	$74,877
Net (loss) income	(2,535)	(268)	(2,555)	14,081	22,728	(681)	916
(Loss) earnings per common share—basic	(0.17)	0.04	0.08	0.72	1.12	(0.03)	0.09
(Loss) earnings per common share—diluted	(0.17)	0.04	0.07	0.65	1.02	(0.03)	0.08
Cash dividend declared per common share	0.133	0.05	—	—	—	—	—

(in thousands)	December 31, 2012	December 31, 2011	July 31, 2011	July 31, 2010	July 31, 2009
BALANCE SHEET DATA:
Total assets	$150,306	$150,194	$67,406	$56,998	$50,932

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW
On January 30, 2012, our Board of Directors changed our fiscal year end from July 31 to December 31, in order to better align our financial reporting with our operational and budgeting cycle and with other industry participants. We previously reported the results for our transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011.

We own 99.3% of our subsidiary, GEIC, which owns 96.4% of IDT Energy and 92% of GOGAS. Our principal businesses consist of:

●	IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other conventional and unconventional fuel resources, which consists of (1) AMSO, which holds and manages a 50% interest in AMSO, LLC, our oil shale project in Colorado, and (2) an 89% interest in IEI, our oil shale project in Israel. In addition, in February 2013, GIOG was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. GIOG is controlled by Genie Oil and Gas. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant.

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

As part of this process, in addition to other potential opportunities, we are currently actively evaluating several potential exploration and development projects for oil shale and other conventional and unconventional energy resources in other locations. The energy development prospects vary in potential size, applied technology and potential time to commercial production. For example, in June 2012, we signed an agreement with the Republic of Mongolia for a joint geological survey of certain of that country’s oil shale deposits. The prospects we are evaluating or pursuing are in various stages of development and it is unclear when or if they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

Spin-Off from IDT

We were formerly a subsidiary of IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders. As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of our Class A common stock for every share of IDT’s Class A common stock held of record on October 21, 2011, and (ii) one share of our Class B common stock for every share of IDT’s Class B common stock held of record on the Record Date. On October 28, 2011, 1.6 million shares of our Class A common stock, and 21.1 million shares of our Class B common stock were issued and outstanding.

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

IDT Energy

IDT Energy resells electricity and natural gas to residential and small business customers in New York, New Jersey, Pennsylvania and Maryland. IDT Energy’s revenues represented 100% of our consolidated revenues in the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010.

IDT Energy’s direct cost of revenues consists primarily of gas and electricity purchased for resale. Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Under the arrangement, IDT Energy purchases electricity and natural gas at a market rate plus a fee. IDT Energy makes a monthly payment for its purchases and related fees. Any outstanding, unpaid balances accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

As a REP, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Instead, IDT Energy contracts with various pipeline and distribution companies for natural gas pipeline, storage and transportation services, and utilizes NYISO and PJM for electric transmission and distribution. IDT Energy’s direct cost of revenues include scheduling costs, independent system operator (ISO) fees, pipeline costs and utility service charges for the purchase of these services.

For risk management purposes, IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are recorded in direct cost of revenues when the related electricity or natural gas is received from suppliers. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas. The forward contracts and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in direct cost of revenues. The impact of these contracts and options on direct cost of revenues is relatively small in comparison to IDT Energy’s purchases of gas and electricity for resale.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utility or the LDC for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas that we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited for balancing the electricity and natural gas purchased and sold for our account by our suppliers and the LDCs. We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs, NYISO and PJM.

The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities provide billing and collection services on our behalf for most of our customers. The proceeds are remitted to us less the utility’s POR fees and in some cases less fees for billing and other ancillary services. The positive difference between the sales price of electricity and natural gas sold to our customers and the sum of the cost of our electricity and natural gas supplies, transmission and ancillary services provides us with a gross profit margin.

Volatility in the electricity and natural gas markets impacts the cost of the electricity and natural gas that IDT Energy sells to customers. For competitive and other reasons, IDT Energy may not always choose to pass along increases in costs to its customers for various reasons including competitive pressures and to protect overall customer satisfaction. This can adversely impact IDT Energy’s gross margins and results of operations. Alternatively, increases in IDT Energy's rates charged to customers may lead to increased customer churn.

IDT Energy’s selling expenses consist primarily of sales commissions paid to independent agents and marketing costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Seasonality and Weather
IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47% and 50% of IDT Energy’s natural gas revenues were generated in the first quarter of the years ended December 31, 2012 and 2011, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 34% and 35% of IDT Energy’s electricity revenues were generated in the third quarter of the years ended December 31, 2012 and 2011, respectively.

Concentration of Customers and Associated Credit Risk
IDT Energy reduces its credit risk by participating in purchase of receivable programs for a significant portion of its receivables. Utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in any of the periods):

	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Con Edison	34%	52%	47%	50%	55%
National Grid USA	na	14%	17%	21%	16%
National Grid dba Keyspan	na	na	10%	12%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2012 and 2011:

December 31	2012	2011
Con Edison	19%	34%
Penelec	10%	na
National Grid USA	na	17%
National Grid dba Keyspan	na	11%

na-less than 10% of consolidated gross trade accounts receivable at December 31, 2012 or 2011

Investment in American Shale Oil, LLC

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion in the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2013 is $4.2 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At December 31, 2012, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $4.2 million, based on AMSO, LLC’s 2013 budget. Our maximum exposure to additional loss could increase based on the situations described above.

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Construction of the pilot test is expected to begin in late 2013 barring further permitting, regulatory or litigation driven delays. We expect IEI’s pilot test to require approximately $30 million of investment over the next three years. We expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through partnerships and/or sales of equity interests in IEI.

IEI does not currently generate any revenues, nor does it incur any direct cost of revenues. Primarily all of IEI’s costs and expenses are classified as research and development, which are charged to expense as incurred.

CRITICAL ACCOUNTING POLICIES
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $0.1 million at December 31, 2012 and 2011, respectively. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill
Our goodwill balance of $3.7 million at December 31, 2012 and 2011 is allocated to our IDT Energy segment. IDT Energy is the reporting unit for our goodwill impairment test. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting unit using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value.

IDT Energy’s estimated fair value substantially exceeded its carrying value in Step 1 of our annual impairment tests for the year ended December 31, 2012 and the years ended July 31, 2011 and 2010, therefore it was not necessary to perform Step 2 for these tests. In addition, we do not believe IDT Energy is currently at risk of failing Step 1. Calculating the fair value of the reporting unit, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

On January 1, 2012, we adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are no longer required to calculate the fair value of a reporting unit (Step 1) unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

Income Taxes
Our current and deferred income taxes are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service audits of our federal income tax returns, and changes in tax laws or regulations. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. We review and adjust our liability for unrecognized tax benefits based on our best estimate and judgment given the facts, circumstances and information available at each reporting date. To the extent that the final outcome of these tax positions is different than the amounts recorded, such differences may impact income tax expense and actual tax payments.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The financial data for the year ended December 31, 2011 is unaudited. The financial data for the year ended December 31, 2011 is presented because it is the most appropriate period to compare with the year ended December 31, 2012 in order to discuss and analyze our operating trends and performance.

IDT Energy Segment

(in millions)			Change
Year ended December 31,	2012	2011	$	%
Revenues:
Electric	$174.3	$134.3	$40.0	29.7%
Natural gas	55.2	63.6	(8.4)	(13.2)
Total revenues	229.5	197.9	31.6	15.9
Direct cost of revenues	159.9	141.2	18.7	13.2
Gross profit	69.6	56.7	12.9	22.7
Selling, general and administrative	44.6	37.1	7.5	20.4
Income from operations	$25.0	$19.6	$5.4	27.2%

Revenues. IDT Energy’s electricity revenues increased in the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of a significant increase in consumption, partially offset by a decrease in the average rate charged to customers. Electricity consumption increased 62.7% in the year ended December 31, 2012 compared to the year ended December 31, 2011, and the average rate charged to customers for electricity decreased 20.2% in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in electricity consumption was the result of an increase in meters enrolled, coupled with an increase in average consumption per meter. The decrease in the average rate charged to customers for electricity was primarily the result of a decrease in the underlying commodity cost. In the second quarter of 2012, IDT Energy entered an additional electric territory in Pennsylvania with an addressable market of approximately seven hundred thousand meters. In the third quarter of 2012, IDT Energy entered its fourth state, Maryland, and began marketing and enrolling customers in three electric utility territories in that state, as well as in one additional electric utility territory in Pennsylvania. In the aggregate, these new territories represent an addressable market of 1.9 million meters. In the fourth quarter of 2012, IDT Energy entered an additional Maryland electric utility territory that has an addressable market of approximately two hundred forty thousand meters.

IDT Energy's natural gas revenues decreased in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heat. This decrease was partially offset by an increase in the average active meters during the year ended December 31, 2012 compared to the year ended December 31, 2011. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State was 24% warmer in the three months ended March 31, 2012 compared to the same period in 2011. The unseasonably warm weather contributed to decreases in both the per unit rate charged and in consumption per meter. The per unit rate charged to customers decreased 12.9% in the year ended December 31, 2012 compared to the year ended December 31, 2011. Consumption per meter decreased 4.9% in the year ended December 31, 2012 compared to the year ended December 31, 2011. The decline in demand for heat as well as increased domestic production of natural gas and relatively high storage gas inventories caused a decrease in the underlying natural gas cost, which allowed us to decrease the average rate charged to customers for natural gas. The decline in the average rate charged to customers for natural gas was also the result of discounts and promotional rates for new customers. The 0.4% decline in consumption in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the unusually warm weather was partially offset by an increase in meters served. Although the natural gas meters enrolled at December 31, 2012 were less than the meters enrolled at December 31, 2011, the number of meters served per month was higher in the year ended December 31, 2012 compared to the year ended December 31, 2011.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

(in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Meters at end of quarter:
Electric customers	331	343	313	289	254
Natural gas customers	171	180	182	186	184
Total meters	502	523	495	475	438

Gross meter acquisitions in the year ended December 31, 2012 were 407,000 compared to 302,000 in the year ended December 31, 2011. Net meters enrolled increased by 64,000 or 14.6% in the year ended December 31, 2012 compared to an increase of 70,000 meters or 19.1% in the year ended December 31, 2011, as gross meter acquisitions were partially offset by higher rates of customer churn. Average monthly churn increased from 5.6% in the year ended December 31, 2011 to 6.6% in the year ended December 31, 2012, primarily because of the continued acceleration in customer acquisitions. Newly acquired customers have higher churn rates than longer term customers. Increased competition in some of IDT Energy’s key utility markets also contributed to higher rates of customer churn.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 25.9% RCE increase at December 31, 2012 compared to December 31, 2011 reflects primarily the increase in electric meters enrolled as well as, to a lesser degree, a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s growth in RCEs was from recent expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. This increase was partially offset by decreases in natural gas RCEs primarily due to consumption declines associated with the warmer than normal weather over the measurement period and a decline in gas meters served.

(in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
RCEs at end of quarter:
Electric customers	238	235	204	176	153
Natural gas customers	74	87	88	82	95
Total RCEs	312	322	292	258	248

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Year ended December 31,	2012	2011	$	%
Direct cost of revenues:
Electric	$119.0	$89.0	$30.0	33.6%
Natural gas	40.9	52.2	(11.3)	(21.6)
Total direct cost of revenues	$159.9	$141.2	$18.7	13.2%

Year ended December 31,	2012	2011	Change
Gross margin percentage:
Electric	31.8%	33.8%	(2.0)%
Natural gas	25.8	17.9	7.9
Total gross margin percentage	30.3%	28.7%	1.6%

Direct cost of revenues for electricity increased in the year ended December 31, 2012, compared to the year ended December 31, 2011 primarily because consumption increased 62.7% in the year ended December 31, 2012 compared to the year ended December 31, 2011. These increases were partially offset by decreases in the average unit cost of 17.8% in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Direct cost of revenues for natural gas decreased in the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily due to decline in the average unit cost of 21.3% in the year ended December 31, 2012 compared to the year ended December 31, 2011. Natural gas consumption decreased 0.4% in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Gross margin on electricity sales decreased in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of discounts and promotional rates we offered new customers. Gross margins on natural gas sales increased in the year ended December 31, 2012 compared to the year ended December 31, 2011 as the cost of the underlying commodity declined more sharply than we decreased the average rate charged to customers.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011, was primarily due to an increase in customer acquisition costs. These costs increased an aggregate of $7.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as a result of the expansion into new territories. In addition, the increase in selling, general and administrative expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of increases in payroll, severance and stock-based compensation expenses, which increased an aggregate of $3.0 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in stock-based compensation expense is primarily due to expense from the November 2011 grants of restricted stock and stock options, as well as from the March 2012 grants of equity interests in IDT Energy. The expense from these grants is recognized over the expected service period. Selling, general and administrative expenses in the year ended December 31, 2011 included a $3.3 million charge for New York City gross receipts tax pertaining to liabilities incurred in prior periods, which reduced the increase in selling, general and administrative expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses increased from 18.7% in the year ended December 31, 2011 to 19.4% in the year ended December 31, 2012 primarily because of the significant increase in costs related to customer acquisitions.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2012	2011	$	%
General and administrative expenses	$1.4	$1.2	$0.2	22.5%
Research and development	9.4	7.4	2.0	25.8
Equity in net loss of AMSO, LLC	3.2	5.7	(2.5)	(44.1)
Loss from operations	$14.0	$14.3	$(0.3)	(2.1)%

General and Administrative. General and administrative expenses increased in the year ended December 31, 2012 compared to the year ended December 31, 2011 as an increase in stock-based compensation expense was partially offset by a decrease in costs associated with our global business development efforts.

Research and Development. Research and development expenses in the year ended December 31, 2012 increased compared to the year ended December 31, 2011 primarily due to the increase in expenses in our global development efforts outside of AMSO and IEI. IEI’s research and development expenses were $7.2 million in the years ended December 31, 2012 and 2011. IEI began its resource appraisal study in the third quarter of calendar 2009, and completed the field work included in its study in late calendar year 2011. During the year ended December 31, 2012, IEI continued lab work, engineering work and associated preparation of environmental permit applications that will initiate the pilot permitting process. However, the Israeli government has not yet published the final regulations required for preparation and submission of an environmental impact statement, which is a necessary prerequisite for the submission of a final permit application. IEI expects to begin construction of the pilot test in late 2013, barring further permitting, regulatory or litigation driven delays. We expect continued, significant increases in the expenses reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require approximately $30 million of investment over the next three years.

In February 2013, GIOG was awarded an exclusive petroleum exploration license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. GIOG is controlled by Genie Oil and Gas. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant. We expect GIOG will begin to incur significant expenses related to its exploration program in the second quarter of 2013.

Equity in the Net Loss of AMSO, LLC. In the year ended December 31, 2012, AMSO, LLC continued with late-stage preparations for its pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. The underground electric heater did not perform to specifications during the commissioning test. As a result, the manufacturer of the heater undertook extensive modifications and improvements. There were additional problems during a second commissioning test in December 2012. AMSO, LLC conducted a thorough readiness review and additional integrated testing, as well as acquiring additional equipment spares prior to beginning steady state pilot test operations. These preparations were completed and in early March 2013 AMSO, LLC initiated start-up of the oil shale pilot test. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

AMSO’s equity in the net loss of AMSO, LLC decreased in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the decrease in AMSO, LLC’s net loss to $9.1 million in the year ended December 31, 2012 from $27.3 million in the year ended December 31, 2011, notwithstanding that, beginning in December 2011, AMSO’s share of the loss of AMSO, LLC increased from 20% to 35%, in accordance with our agreement with Total. AMSO, LLC’s net loss decreased as the costs associated with the pilot test facility construction were substantially completed in the year ended December 31, 2011.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

(in millions)			Change
Year ended December 31,	2012	2011	$	%
General and administrative expenses and loss from operations	$7.9	$2.1	$5.8	269.3%

The increase in general and administrative expenses in the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to increases in payroll and related expense, legal and consulting fees and stock-based compensation, including costs related to being a separate public company, following our Spin-Off from IDT. The service agreements between IDT and us include services provided by IDT, such as transitional services relating to human resources and employee benefits administration, finance, accounting, tax, internal audit, facilities, investor relations and legal services, as well as specified administrative services to be provided by us to certain of IDT’s foreign subsidiaries. The costs we incurred as a separate public company and the charges for additional services provided by IDT were not included in our financial statements prior to the Spin-Off since they were not applicable for periods that we were not a separate public company.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-off, IDT charges us for services it provides pursuant to the Transition Services Agreement. In the years ended December 31, 2012 and 2011, IDT charged us $3.8 million and $5.4 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $3.4 million and $0.6 million in the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to expense from the November 2011 grants of restricted stock and stock options, as well as from the March 2012 grants of equity interests in certain of our subsidiaries. The expense from these grants is recognized over the expected service period. At December 31, 2012, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $6.8 million, which is expected to be recognized as follows: $3.4 million in the year ending December 31, 2013, $1.9 million in the year ending December 31, 2014, $1.0 million in the year ending December 31, 2015 and the remaining $0.5 million from January 2016 through November 2019.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Year ended December 31,	2012	2011	$	%
Income from operations	$3.0	$3.1	$(0.1)	(3.1)%
Interest income	0.4	0.1	0.3	392.7
Financing fees	(2.9)	(2.2)	(0.7)	(33.7)
Other expense, net	(0.1)	(1.4)	1.3	89.9
Provision for income taxes	(2.9)	(3.4)	0.5	13.3
Net (loss) income	(2.5)	(3.8)	1.3	32.2
Net (income) loss attributable to noncontrolling interests	(0.8)	4.5	(5.3)	(116.6)
Net (loss) income attributable to Genie	$(3.3)	$0.7	$(4.0)	(540.4)%

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because of the higher consumption by IDT Energy’s customers.

Other Expense, net. The decrease in other expense, net in the year ended December 31, 2012 compared to the year ended December 31, 2011 was mainly due to a decrease in foreign currency translation losses as well as a gain from the sale of IDT Energy’s amount due from MF Global. On October 31, 2011, MF Global, our former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, we transferred our hedging securities to an alternative clearing broker. In October 2011, we recognized a $0.45 million loss, relating to our cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. In November 2012, we received $0.6 million from a sale of the amount due from MF Global and recognized a gain of $0.3 million.

Provision for Income Taxes. The decrease in the provision for income taxes in the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in benefits from income tax due to the increase in GOGAS and Corporate pre-tax losses, as well as the reversal of $2.5 million of accrued New York state income taxes as a result of a settlement of prior years’ income tax audits, partially offset by income tax expense from the recording of a valuation allowance of $5.5 million against deferred tax assets. Subsequent to the Spin-Off, we initiated a tax strategy that enables us to deduct losses from our foreign subsidiaries against our profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of IDT Energy in 2012, and our current projections, we concluded that we no longer met the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future. Accordingly, we recorded a valuation allowance against our deferred federal income tax assets. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis. In the year ended December 31, 2011, IDT charged us $4.5 million for utilizing its net operating loss, which was included in “Provision for income taxes”.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily relates to 100% of the net income (loss) incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in the year ended December 31, 2012 was $1.9 million, compared to net loss of $1.8 million in the year ended December 31, 2011. CCE’s customer base and revenues had grown significantly in the year ended December 31, 2012 compared to the year ended December 31, 2011 since CCE commenced operations in the three months ended March 31, 2011.

Year Ended July 31, 2011 compared to Year Ended July 31, 2010

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Revenues:
Electric	$130.2	$126.2	$4.0	3.2%
Natural gas	65.8	69.2	(3.4)	(5.0)
Total revenues	196.0	195.4	0.6	0.3
Direct cost of revenues	142.2	137.6	4.6	3.3
Gross profit	53.8	57.8	(4.0)	(6.9)
Selling, general and administrative	31.3	20.0	11.3	56.9
Income from operations	$22.5	$37.8	$(15.3)	(40.6)%

Revenues. IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania in the third quarter of the year ended July 31, 2010.

IDT Energy’s electricity revenues increased 3.2% in the year ended July 31, 2011 compared to the year ended July 31, 2010 as a result of an increase in consumption since the average rate charged to customers was basically unchanged. Electricity consumption increased 3.3% and the average rate charged to customers for electricity decreased 0.1% in the year ended July 31, 2011 compared to the year ended July 31, 2010. The increase in electricity consumption was the result of relatively higher usage meters added in the new territories coupled with, in the first quarter of the year ended July 31, 2011 compared to the same period in the year ended July 31, 2010, warmer temperatures. Electricity consumption per meter increased 2.4% in the year ended July 31, 2011 compared to the year ended July 31, 2010. The decrease in the average rate charged to customers for electricity was primarily the result of discounted promotional rates for new customers and an effort to manage churn through rate adjustments during portions of the year ended July 31, 2011.

IDT Energy’s natural gas revenues declined 5.0% in the year ended July 31, 2011 compared to the year ended July 31, 2010 primarily due to declines in the average rate charged to customers for natural gas. The average rate charged to customers for natural gas decreased 6.3% and natural gas consumption increased 1.4% in the year ended July 31, 2011 compared to the year ended July 31, 2010. The decrease in the average rates charged to customers for natural gas reflected discounted promotional rates for new customers as well as decreases in the average unit cost of natural gas of 5.4% in the year ended July 31, 2011 compared to the year ended July 31, 2010. The slight increase in natural gas consumption was primarily the result of an increase in meters served in the second half of the year ended July 31, 2011 compared to the same period in the year ended July 31, 2010. This increase in consumption offset the declines in consumption in the first and second quarters of the year ended July 31, 2011 compared to the similar periods in the year ended July 31, 2010, which were due to the loss of relatively high usage meters in upstate New York and the addition of a concentration of relatively low usage meters. Natural gas consumption per meter increased 0.1% in the year ended July 31, 2011 compared to the year ended July 31, 2010.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

(in thousands)	July 31, 2011	July 31, 2010
Meters at end of quarter:
Electric customers	232	210
Natural gas customers	173	159
Total meters	405	369

Gross meter acquisitions in the year ended July 31, 2011 were 220,000 compared to 109,700 in the year ended July 31, 2010. The new meter acquisitions in the year ended July 31, 2011 were partially offset by customer churn, which resulted in net gains of approximately 36,000 meters since July 31, 2010. Average monthly churn increased to 4.9% in the year ended July 31, 2011 compared to 3.1% in the year ended July 31, 2010, partially because newly acquired customers have significantly higher churn rates than longer-term customers.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. The RCE increase at July 31, 2011 compared to July 31, 2010 reflects the increase in meters served as well as a gradual shift in IDT Energy’s customer base to customers with higher consumption per meter as a result of targeted customer acquisition programs.

(in thousands)	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010
RCEs at end of quarter:
Electric customers	136	119	124	122	117
Natural gas customers	99	94	91	87	88
Total RCEs	235	213	215	209	205

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Direct cost of revenues:
Electric	$90.6	$83.9	$6.7	8.0%
Natural gas	51.6	53.7	(2.1)	(4.0)
Total direct cost of revenues	$142.2	$137.6	$4.6	3.3%

Year ended July 31,	2011	2010	Change
Gross margin percentage:
Electric	30.4%	33.5%	(3.1)%
Natural gas	21.6	22.4	(0.8)
Total gross margin percentage	27.5%	29.6%	(2.1)%

Direct cost of revenues for electricity increased 8.0% in the year ended July 31, 2011 compared to the year ended July 31, 2010 due to the 4.6% increase in the average unit cost, as well as the increase in consumption. Direct cost of revenues for natural gas decreased 4.0% in the year ended July 31, 2011 compared to the year ended July 31, 2010 primarily due to the 5.4% decline in the average unit cost partially offset by the increase in consumption.

Gross margins in IDT Energy decreased in the year ended July 31, 2011 compared to the year ended July 31, 2010 due to increased competition and the impact of expansion into new territories in New Jersey and Pennsylvania, where gross margin was sacrificed to facilitate customer acquisitions.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the year ended July 31, 2011 compared to the year ended July 31, 2010 was due to increases in customer acquisition costs and marketing costs, as well as a $3.3 million accrual related to a utility tax audit by the New York City Finance Department. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as described above. Marketing costs increased as a result of testing new sales channels coupled with the expansion into new territories. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 10.2% in the year ended July 31, 2010 to 16.0% in the year ended July 31, 2011 because of the significant increase in costs related to customer acquisitions and non-income related tax audit mentioned above.

Genie Oil and Gas Segment

Genie Oil and Gas did not generate any revenues, nor did it incur any direct cost of revenues, in the years ended July 31, 2011 and 2010.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
General and administrative expenses	$0.6	$0.5	$0.1	35.5%
Research and development	7.8	5.2	2.6	49.3
Equity in net loss of AMSO, LLC	5.2	1.6	3.6	226.9
Loss from operations	$13.6	$7.3	$6.3	87.5%

General and Administrative. The increase in general and administrative expenses in the year ended July 31, 2011 as compared to the year ended July 31, 2010 was due primarily to increases in payroll and consulting fees.

Research and Development. Research and development expenses in the years ended July 31, 2011 and 2010 were entirely related to the operations of IEI in Israel. IEI began its resource appraisal study in the third quarter of calendar 2009, and completed the field work included in its study in late calendar year 2011.

Equity in the Net Loss of AMSO, LLC. AMSO’s equity in the net loss of AMSO, LLC increased in the year ended July 31, 2011 compared to the year ended July 31, 2010 as a result of the increase in AMSO, LLC’s net loss to $26.2 million in the year ended July 31, 2011 from $8.0 million in the year ended July 31, 2010. AMSO, LLC’s net loss increased primarily as a result of the substantial increase in the costs associated with the pilot test. In the year ended July 31, 2011, AMSO, LLC continued advanced stage construction work on the surface oil and gas processing facilities while drilling wells for its pilot test.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees and other corporate-related general and administrative expenses.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
General and administrative expenses and loss from operations	$1.8	$0.8	$1.0	127.6%

The increase in general and administrative expenses in the year ended July 31, 2011 as compared to the year ended July 31, 2010 was due primarily to increases in compensation, consulting fees and stock-based compensation.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. In the years ended July 31, 2011 and 2010, IDT charged us $4.7 million and $3.8 million, respectively, which was included in selling, general and administrative expense.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Income from operations	$7.0	$29.7	$(22.7)	(76.5)%
Interest income	0.1	0.1	—	76.9
Financing fees	(2.1)	(1.8)	(0.3)	(16.2)
Other (expense) income, net	(0.6)	—	(0.6)	nm
Provision for income taxes	(7.0)	(14.0)	7.0	50.2
Net (loss) income	(2.6)	14.0	(16.6)	(118.1)
Net loss attributable to noncontrolling interests	4.2	0.5	3.7	750.6
Net income attributable to Genie	$1.6	$14.5	$(12.9)	(88.8)%

nm—not meaningful

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in the year ended July 31, 2011 compared to the year ended July 31, 2010 primarily because of the higher consumption by IDT Energy’s customers.

Other (Expense) Income, net. The change in other (expense) income, net in the year ended July 31, 2011 compared to the year ended July 31, 2010 was due primarily to the change in foreign currency translation gains (losses) from a $30,000 gain in the year ended July 31, 2010 to a $0.5 million loss in the year ended July 31, 2011. In addition, other (expense) income, net in the year ended July 31, 2011 included aggregate expense of $0.1 million related to the change in the estimated fair value of the options to purchase shares of our subsidiary held by Michael Steinhardt, the Chairman of the Board of IEI.

Provision for Income Taxes. The provision for income taxes in the year ended July 31, 2011 decreased compared to the year ended July 31, 2010 due primarily to a decrease in pre-tax income. In the years ended July 31, 2011 and 2010, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented on a separate tax return basis.

Net Loss Attributable to Noncontrolling Interests. The majority of the increase in the net loss attributable to noncontrolling interests in the year ended July 31, 2011 compared to the year ended July 31, 2010 relates to 100% of the net loss incurred by CCE, which is a variable interest entity that is consolidated in our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE began operations in the year ended July 31, 2011. CCE’s net loss in the year ended July 31, 2011 of $2.0 million related primarily to sales commissions for customer acquisitions as CCE grows its customer base. The remainder of the increase in the net loss attributable to noncontrolling interests in the year ended July 31, 2011 compared to the year ended July 31, 2010 was mostly due to increases in the net losses of AMSO and IEI, which are included in the Genie Oil and Gas segment discussed above, and in the noncontrolling interests’ share of a portion of these net losses. The noncontrolling interests’ share of AMSO and IEI losses increased as a result of the April 2010 sales of an aggregate 2.7% interest in GEIC and the November 2010 sales of an aggregate 5.5% interest in GOGAS.

Five Months Ended December 31, 2011 compared to Five Months Ended December 31, 2010

IDT Energy Segment

(in millions)			Change
Five Months ended December 31,	2011	2010	$	%
Revenues:
Electric	$57.1	$53.0	$4.1	7.8%
Natural gas	19.7	21.8	(2.1)	(10.1)
Total revenues	76.8	74.8	2.0	2.5
Direct cost of revenues	52.5	53.4	(0.9)	(1.8)
Gross profit	24.3	21.4	2.9	13.3
Selling, general and administrative	15.4	9.7	5.7	58.5
Income from operations	$8.9	$11.7	$(2.8)	(24.1)%

Revenues. IDT Energy’s electricity revenues increased in the five months ended December 31, 2011 compared to the same period in 2010 as a result of an increase in consumption, partially offset by decrease in the average rate charged to customers for electricity. Electric consumption increased 18.6%, and the average charged to customers for electricity decreased 9.2%. The increase in electric consumption was the result of an increase in meters served coupled with an increase in the consumption per meter. The decrease in the average rate charged to customers for electricity was primarily the result of a decrease in the underlying commodity cost.

IDT Energy's natural gas revenues decreased in the five months ended December 31, 2011 compared to the same period in 2010 primarily due to unusually warm weather in November and December 2011 which reduced the need for heat. As measured by heating degree days, New York State was 22% warmer in November and December 2011 than in the same period in 2010. The warm weather caused decreases in both the average rate charged to customers and in consumption, which decreased 7.1% and 3.3%, respectively. The decline in demand for heat as well as increased domestic production of natural gas caused a decrease in the underlying natural gas cost, which allowed us to decrease the average rate charged to customers for natural gas. The decline in the average rate charged to customers for natural gas was also the result of discounted promotional rates for new customers. The decline in consumption was partially offset by an increase in meters served.

IDT Energy’s customer base as measured by meters served consisted of the following:

(in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Meters at end of quarter:
Electric customers	254	247	224	210	208
Natural gas customers	184	183	172	167	160
Total meters	438	430	396	377	368

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

(in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
RCEs at end of quarter:
Electric customers	153	142	135	119	123
Natural gas customers	95	100	99	89	88
Total RCEs	248	242	234	208	211

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Five Months ended December 31,	2011	2010	$	%
Direct cost of revenues:
Electric	$35.4	$37.0	$(1.6)	(4.3)%
Natural gas	17.1	16.4	0.7	3.9
Total direct cost of revenues	$52.5	$53.4	$(0.9)	(1.8)%

Five Months ended December 31,	2011	2010	Change
Gross margin percentage:
Electric	38.1%	30.3%	7.8%
Natural gas	12.9	24.7	(11.8)
Total gross margin percentage	31.7%	28.7%	3.0%

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

Selling, General and Administrative. The increase in selling, general and administrative expenses in the five months ended December 31, 2011 compared to the same period in 2010 was primarily due to increases in customer acquisition costs and marketing costs, which increased an aggregate of $3.5 million. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired. Marketing costs increased as a result of the expansion into new territories. In addition, sales and use tax expense, which is included in selling, general and administrative expenses, increased $0.9 million in the five months ended December 31, 2011 compared to the same period in 2010 primarily due to accruals related to ongoing tax audits. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 13.0% in the five months ended December 31, 2010 to 20.1% in the five months ended December 31, 2011 primarily because of the significant increase in costs related to customer acquisitions mentioned above.

Genie Oil and Gas Segment

Genie Oil and Gas did not generate any revenues, nor did it incur any direct cost of revenues, in the five months ended December 31, 2011 and 2010.

(in millions)			Change
Five Months ended December 31,	2011	2010	$	%
General and administrative expenses	$0.8	$0.9	$(0.1)	(15.5)%
Research and development	2.6	3.0	(0.4)	(13.0)
Equity in net loss of AMSO, LLC	2.1	1.7	0.4	26.4
Loss from operations	$5.5	$5.6	$(0.1)	(1.7)%

General and Administrative. General and administrative expenses in the five months ended December 31, 2011 decreased slightly compared to the same period in 2010 as increases in costs associated with our global business development efforts in 2011 were partially offset by a decrease in stock-based compensation expense.

Research and Development.  Research and development expenses in the five months ended December 31, 2011 and 2010 were primarily related to the operations of IEI in Israel. IEI completed the field work included in its resource appraisal study in late calendar year 2011.

Equity in the Net Loss of AMSO, LLC. AMSO’s equity in the net loss of AMSO, LLC increased in the five months ended December 31, 2011 compared to the same period in 2010 as a result of the increase in AMSO, LLC’s net loss to $9.4 million in the five months ended December 31, 2011 from $8.3 million in the five months ended December 31, 2010. AMSO, LLC’s net loss increased primarily as a result of the substantial increase in the costs associated with the pilot test. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total. In the five months ended December 31, 2011, AMSO, LLC continued with late-stage preparations for its pilot test and received all permits required to begin operations including well drilling and installation of down-hole instrumentation.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

(in millions)			Change
Five Months ended December 31,	2011	2010	$	%
General and administrative expenses and loss from operations	$1.7	$0.6	$1.1	177.9%

The increase in general and administrative expenses in the five months ended December 31, 2011 compared to the same period in 2010 was due primarily to increases in compensation, consulting fees and stock-based compensation, including costs related to being a separate public company, following our Spin-Off from IDT.

Consolidated

Selling, General and Administrative. Up until the Spin-Off, IDT, our former parent company, charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-off, IDT charges us for services it provides pursuant to the Transition Services Agreement. In the five months ended December 31, 2011 and 2010, IDT charged us $2.6 million and $1.8 million, respectively, which was included in selling, general and administrative expense.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Five Months ended December 31,	2011	2010	$	%
Income from operations	$1.7	$5.6	$(3.9)	(68.9)%
Interest income	—	0.1	(0.1)	(17.0)
Financing fees	(1.0)	(0.9)	(0.1)	(13.7)
Other (expense) income, net	(0.4)	0.3	(0.7)	(233.8)
Provision for income taxes	(0.6)	(4.2)	3.6	85.3
Net (loss) income	(0.3)	0.9	(1.2)	(129.2)
Net loss attributable to noncontrolling interests	1.1	0.8	0.3	36.8
Net income attributable to Genie	$0.8	$1.7	$(0.9)	(51.1)%

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in the five months ended December 31, 2011 compared to the five months ended December 31, 2010 primarily because of the higher consumption by IDT Energy’s electricity customers.

Other (Expense) Income, net.  Other expense, net in the five months ended December 31, 2011 consisted primarily of a $0.45 million expense related to the estimated loss resulting from the bankruptcy of MF Global and interest of $0.4 million on the sales tax expense recorded by IDT Energy related to audits of prior periods, partially offset by foreign currency translation gains. Other income, net in the five months ended December 31, 2010 was due primarily to foreign currency translation gains, partially offset by $0.3 million loss on GEIC stock option.

Provision for Income Taxes.  The provision for income taxes in the five months ended December 31, 2011 decreased compared to the similar period in 2010 due primarily to a decrease in pre-tax income. Prior to the Spin-Off, we were included in the consolidated federal income tax return of IDT. Our income taxes are presented for periods prior to the Spin-Off on a separate tax return basis.

Net Loss Attributable to Noncontrolling Interests. The majority of the increase in the net loss attributable to noncontrolling interests in the five months ended December 31, 2011 compared to the similar period in 2010 relates to 100% of the net loss incurred by CCE and DAD Sales, LLC, or DAD, which are variable interest entities that are consolidated in our IDT Energy segment. CCE and DAD were not consolidated in our IDT Energy segment in the five months ended December 31, 2010. We do not have any ownership interest in CCE or DAD, therefore all net losses incurred by CCE and DAD have been attributed to noncontrolling interests. The aggregate net loss incurred by CCE and DAD in the five months ended December 31, 2011 of $0.7 million related primarily to sales commissions for customer acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities, and, prior to the Spin-Off, operational funding from IDT. We currently expect that our operations in the next twelve months and the $92.9 million balance of cash, cash equivalents, restricted cash, certificates of deposit and marketable securities that we held as of December 31, 2012 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending December 31, 2013.

As of December 31, 2012, we had working capital (current assets less current liabilities) of $109.0 million.

(in millions)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Cash flows provided by (used in)
Operating activities	$(1.0)	$(2.4)	$5.5	$16.9	$0.1
Investing activities	(17.7)	(2.6)	(3.8)	6.9	(2.6)
Financing activities	(14.4)	83.3	9.0	(15.6)	20.1
Effect of exchange rate changes on cash and cash equivalents	0.3	—	—	—	—
(Decrease) increase in cash and cash equivalents	$(32.8)	$78.3	$10.7	$8.2	$17.6

Operating Activities
Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to IEI’s research and development activities.

CCE, DAD and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari with our IDT Energy segment. We provided CCE, DAD and Tari with all of the cash required to fund their operations. In the year ended December 31, 2012, CCE, DAD and Tari repaid $0.7 million to us. In the five months ended December 31, 2011 and the year ended July 31, 2011, we provided CCE, DAD and Tari with net funding of $2.5 million and $3.3 million, respectively, in order to finance their operations. In April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. In addition, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2012, we were in compliance with such covenants. As of December 31, 2012, restricted cash of $0.8 million and trade accounts receivable of $40.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $15.9 million as of December 31, 2012.

IDT Energy’s New York State sales and use tax returns for the period from June 2003 though August 2009 are currently being audited. At December 31, 2012, IDT Energy had accrued $0.8 million for this audit and the estimated potential exposure above the amount accrued was $1.2 million.

We are subject to audits in various jurisdictions for various taxes. At December 31, 2012, we accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authority or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

In October 2012, IDT Energy reached an agreement relating to the New York City utility tax audit on electricity sales for the period from June 1, 2007 (commencement of IDT Energy’s business activities) through October 31, 2012. As a result, IDT Energy paid $5.5 million in November 2012, all of which was accrued in prior periods. Also in October 2012, IDT Energy completed the New York State income tax audit for the years ended July 31, 2007, 2008 and 2009 and received a refund of $0.4 million. The accrual for the New York State income tax audit of $2.5 million was reversed in September 2012.

Following the Spin-Off, we are no longer eligible to utilize IDT’s net operating loss to offset our taxable income and, as a result, may have to pay federal income taxes to the U.S. Treasury instead of incurring charges from IDT.

Investing Activities
Our capital expenditures were $0.1 million, $0.2 million, $0.1 million, $0.1 million and $45,000 in the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010, respectively. Costs for research and development activities in IEI and AMSO, LLC are charged to expense when incurred. We currently anticipate that our total capital expenditures for the year ending December 31, 2013 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at December 31, 2012.

In the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010, cash used for capital contributions to AMSO, LLC was $4.1 million, $3.9 million, $2.0 million, $2.0 million and $2.5 million, respectively.

Restricted cash and cash equivalents increased $0.4 million and $37,000 in the five months ended December 31, 2011 and 2010, respectively. Restricted cash and cash equivalents decreased $0.3 million and $9.0 million in the years ended July 31, 2011 and 2010, respectively. The decrease in the year ended July 31, 2010 was primarily due to the decrease in the collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, electricity and ancillary services as a result of the agreement with BP which we entered into in June 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas.

In the year ended December 31, 2012, we entered into loans with employees for an aggregate of $0.7 million.

In the year ended December 31, 2012, we used cash of $2.2 million to purchase certificates of deposits and $11.5 million to purchase marketable securities. Also in the year ended December 31, 2012, proceeds from maturities of marketable securities were $1.0 million.

Financing Activities
Prior to the Spin-Off, in the five months ended December 31, 2011, IDT made a capital contribution of $82.2 million to us. In addition, in connection with the capital contribution received from IDT, the amount due from IDT as of the date of the Spin-Off of $2.1 million was forgiven.

In the year ended December 31, 2012, we paid an aggregate dividend per share of $0.183 to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid were $4.2 million. On February 15, 2013, we paid a pro-rated Base Dividend of $0.1317 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2012 (see below). The aggregate amount paid was $0.2 million. In March 2013, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the first quarter of 2013. The dividend will be paid on May 15, 2013 to stockholders of record as of the close of business on May 8, 2013. In addition, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future. The Base Dividend on the 1.9 million shares of our Series 2012-A Preferred Stock for 2013 is expected to be approximately $1.2 million.

Up until the Spin-Off, IDT, our former parent company, provided us with the cash required to fund our working capital requirements and our investments in our Genie Oil and Gas segment, when necessary. We used any excess cash provided by IDT Energy’s operations to repay IDT. In the year ended July 31, 2011 and the five months ended December 31, 2011 and 2010, expenses paid by IDT on our behalf and net cash transfers received from IDT were an aggregate of $0.6 million, $1.1 million and $10.1 million, respectively. In the year ended July 31, 2010, our repayments to IDT net of expenses paid by IDT on our behalf were $21.0 million. In addition, in connection with the April 2010 sales of GEIC common stock discussed below, an aggregate of $14.9 million of the amount due to us from IDT was forgiven and accounted for as a reduction of our equity.

In November 2010, GOGAS sold a 5.0% equity interest to an entity affiliated with Lord (Jacob) Rothschild for $10.0 million paid in cash. Also, in November 2010, GOGAS sold a 0.5% equity interest to Rupert Murdoch for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015.

In April 2010, GEIC sold shares of its common stock and an option to purchase additional shares of its common stock to Michael Steinhardt, the Chairman of the Board of IEI, for $5.0 million. In addition, in April 2010, GEIC sold shares of its common stock to W. Wesley Perry, the Chairman of the Board of GEIC, for $0.4 million. The aggregate equity interest of GEIC sold in April 2010 was 2.7%. In June 2011, in a refinement of the terms of the initial investment and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGAS and arranged for us and IDT to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million. Repurchase of noncontrolling interests of $1.5 million in the year ended July 31, 2011 is the financing activity portion of the cash paid to the Steinhardt stockholder entity.

We received proceeds from the exercise of our stock options of $5,000 in the year ended December 31, 2012.

The increase in restricted cash of $10.0 million in the year ended December 31, 2012 was comprised of cash that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

On December 8, 2011, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of our Class B common stock for up to an aggregate of $20 million. At December 31, 2012, no repurchases have been made and 20 million shares remained available for repurchase under the stock repurchase program.

In the year ended December 31, 2012, we paid $0.2 million to repurchase 27,202 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Exchange Offers and Issuances of Preferred Stock
On August 2, 2012, we initiated an offer to exchange up to 8.75 million outstanding shares of our Class B common stock for the same number of shares of our Series 2012-A Preferred Stock. The offer expired on October 10, 2012. On October 17, 2012, we issued 1,604,591 shares of our Series 2012-A Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50, is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the "Base Dividend") plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the "Additional Dividend"), payable in cash and will be redeemable, in whole or in part, at our option following October 11, 2016. The redemption price for the Series 2012-A Preferred Stock is 101% of the Liquidation Preference plus all accrued and unpaid dividends between October 11, 2016 and October 11, 2017, and 100% of the Liquidation Preference plus all accrued and unpaid dividends thereafter.. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

During any period when we have failed to pay a dividend on the Series 2012-A Preferred Stock and until all unpaid dividends have been paid in full, we are prohibited from paying dividends or distributions on our Class B or Class A common stock.

The Base Dividend will be payable (if declared by our Board of Directors, and accrued, if not declared) quarterly on each February 15, May 15, August 15 and November 15, commencing with February 15, 2013, and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it will be paid to holders of Series 2012-A Preferred Stock with the May dividend (prorated for fiscal 2012). With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series 2012-A Preferred Stock is equal in rank to all other equity securities we issue, the terms of which specifically provide that such equity securities rank on a parity with the Series 2012-A Preferred Stock with respect to dividend rights or rights upon our liquidation, dissolution or winding up; senior to our common stock; and junior to all of our existing and future indebtedness.

Each share of Series 2012-A Preferred Stock has the same voting rights as a share of Class B common stock, except on certain matters that only impact our common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

On November 26, 2012, we initiated an offer to exchange up to 7.15 million outstanding shares of our Class B common stock for the same number of shares of our Series 2012-A Preferred Stock. The offer expired on March 5, 2013. On March 11, 2013, we issued 313,376 shares of our Series 2012-A Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

The dividends on the 1.6 million shares of our Series 2012-A Preferred Stock issued in October 2012, as well as the 0.3 million shares of our Series 2012-A Preferred Stock issued in March 2013 are expected to reduce net income available to common stockholders by $1.2 million each year.

Revolving Line of Credit
As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. We paid a facility fee of $37,500 and pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At December 31, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory
Gross trade accounts receivable increased to $41.1 million at December 31, 2012 from $26.3 million at December 31, 2011 reflecting the increase in our revenues in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Inventory of natural gas decreased to $2.6 million at December 31, 2012 from $4.1 million at December 31, 2011 primarily due to the decline in the cost of natural gas at December 31, 2012 compared to December 31, 2011.

CONTRACTUAL OBLIGATIONS

The following table quantifies our future contractual obligations as of December 31, 2012:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
IDT Energy’s forward contracts	$0.5	$0.5	$—	$—	$—
Purchase and other obligations	0.2	0.2	—	—	—
Operating leases	0.4	0.2	0.2	—	—
TOTAL CONTRACTUAL OBLIGATIONS (1)	$1.1	$0.9	$0.2	$—	$—

(1) The above table does not include our unrecognized income tax benefits for uncertain tax positions at December 31, 2012 of $0.2 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through an insurance company for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2012, IDT Energy had aggregate performance bonds of $3.2 million outstanding.

In connection with our Spin-Off in October 2011, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of IDT with respect to any taxable period, and we indemnify IDT from all liability for taxes of ours with respect to any taxable period, including, without limitation, the ongoing tax audits related to our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the year ended December 31, 2012 had remained the same as in the year ended December 31, 2011, our gross profit from electricity sales would have increased by $18.4 million in the year ended December 31, 2012 and our gross profit from natural gas sales would have decreased by $2.9 million in that period.

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

The summarized volume of IDT Energy’s outstanding call and put options and future contracts as of December 31, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	January 2013	79,200 MWh
Electricity	February 2013	72,000 MWh
Natural gas	February 2013	2,000,000 Dth
Natural gas	August 2013	350,000 Dth

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary data and the reports of the independent registered public accounting firms thereon set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding, internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page 44 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board

Claude A. Pupkin—Chief Executive Officer

Avi Goldin—Chief Financial Officer

Geoff Rochwarger—Vice Chairman of the Board of Directors

Ira Greenstein—President

Directors

Howard S. Jonas—Chairman of the Board and Chairman of the Board and Chief Executive Officer of IDT Corporation

James A. Courter—Vice Chairman of the Board

Irwin Katsof—Founder and managing partner of Katsof Energy Consultants

W. Wesley Perry—Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal—Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass—Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Corporate Governance
We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

	1	Report of Management on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Reports of Independent Registered Public Accounting Firms

	2	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

	3	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03 and 10.04 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Amended and Restated By-Laws of the Registrant.

10.01(4)	Employment Agreement, effective as of October 28, 2011, between the Registrant and Howard S. Jonas.

10.02(4)	Employment Agreement, effective as of October 28, 2011, between the Registrant and Claude A. Pupkin.

10.03(4)	Employment Agreement, effective as of October 28, 2011, between the Registrant and Avi Goldin.

10.04(4)	2011 Stock Option and Incentive Plan of Genie Energy Ltd.

10.05(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

12.1*	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

23.02*	Consent of Zwick and Banyai, PLLC

23.03*	Consent of Zwick and Banyai, PLLC

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01*	Significant subsidiary financial statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

  (1) Incorporated by reference to Form 10-12G/A, filed October 7, 2011.
  (2) Incorporated by reference to Form 8-K, filed October 11, 2012.
  (3) Incorporated by reference to Form 8-K filed August 9, 2012.
  (4) Incorporated by reference to Form 10-12G/A, filed October 27, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Claude A. Pupkin
Chief Executive Officer

Date:    March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director	March 21, 2013
Howard S. Jonas

/s/ Claude A. Pupkin	Chief Executive Officer (Principal Executive Officer)	March 21, 2013
Claude A. Pupkin

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer)	March 21, 2013
Avi Goldin

/s/ James A. Courter	Vice Chairman of the Board and Director	March 21, 2013
James A. Courter

/s/ Irwin Katsof	Director	March 21, 2013
Irwin Katsof

/s/ W. Wesley Perry	Director	March 21, 2013
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 21, 2013
Alan B. Rosenthal

/s/ Allan Sass	Director	March 21, 2013
Allan Sass

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of Genie Energy Ltd. and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance   with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2012 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Claude A. Pupkin
Claude A. Pupkin
Chief Executive Officer

/s/ Avi Goldin
Avi Goldin
Chief Financial Officer

GENIE ENERGY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genie Energy Ltd.

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for the year ended December  31, 2012 and for the five-month transition period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of American Shale Oil, LLC, an equity method investment. The Company’s investment in American Shale Oil, LLC was $0.2 million and $(0.7) million, respectively, as of December 31, 2012 and 2011, and the Company’s equity in the net loss of American Shale Oil, LLC was $3.2 million and $2.1 million, respectively, for the year ended December 31, 2012 and for the five months ended December 31, 2011. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for American Shale Oil, LLC, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genie Energy Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the five-month transition period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genie Energy Ltd.

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity, and cash flows of Genie Energy Ltd. (a Delaware corporation) and subsidiaries (the “Company”) for the years ended July 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Genie Energy Ltd. and subsidiaries for the years ended July 31, 2011 and 2010, in conformity with generally accepted accounting principles in the United States of America.

/s/  Zwick and Banyai, PLLC

Southfield, Michigan
October 6, 2011

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,409	$102,220
Restricted cash	10,841	591
Certificates of deposit	2,205	—
Marketable securities	10,485	—
Trade accounts receivable, net of allowance for doubtful accounts of $130 at December 31, 2012 and 2011	40,932	26,212
Inventory	2,644	4,067
Prepaid expenses	3,315	3,953
Deferred income tax assets, net—current portion	599	3,081
Other current assets	771	1,626
TOTAL CURRENT ASSETS	141,201	141,750
Property and equipment, net	409	446
Goodwill	3,663	3,663
Deferred income tax assets, net—long-term portion	—	2,026
Other assets	5,033	2,309
TOTAL ASSETS	$150,306	$150,194
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$20,641	$12,929
Accrued expenses	7,832	9,152
Advances from customers	1,472	2,253
Income taxes payable	1,244	2,624
Dividend payable	211	1,148
Due to IDT Corporation	600	757
Other current liabilities	209	1,032
TOTAL CURRENT LIABILITIES	32,209	29,895
Commitments and contingencies
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,605 and nil shares issued and outstanding at December 31, 2012 and 2011, respectively	13,639	—
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at December 31, 2012 and 2011	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,827 and 21,382 shares issued and 19,800 and 21,382 shares outstanding at December 31, 2012 and 2011, respectively	198	214
Additional paid-in capital	80,196	92,321
Treasury stock, at cost, consisting of 27 and nil shares of Class B common at December 31, 2012 and 2011, respectively	(204)	—
Accumulated other comprehensive income (loss)	270	(137)
Retained earnings	28,375	34,924
Total Genie Energy Ltd. stockholders’ equity	122,490	127,338
Noncontrolling interests:
Noncontrolling interests	(3,393)	(6,039)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(4,393)	(7,039)
TOTAL EQUITY	118,097	120,299
TOTAL LIABILITIES AND EQUITY	$150,306	$150,194

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
REVENUES	$229,459	$76,783	$196,018	$195,429	$74,877
Direct cost of revenues	159,872	52,476	142,171	137,603	53,422
GROSS PROFIT	69,587	24,307	53,847	57,826	21,455
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	54,000	17,836	33,792	21,267	11,196
Research and development	9,365	2,648	7,843	5,226	3,045
Equity in the net loss of AMSO, LLC	3,175	2,095	5,238	1,603	1,658
Income from operations	3,047	1,728	6,974	29,730	5,556
Interest income	404	44	92	52	53
Financing fees	(2,913)	(969)	(2,061)	(1,774)	(852)
Other (expense) income, net	(143)	(455)	(615)	23	340
Income before income taxes	395	348	4,390	28,031	5,097
Provision for income taxes	(2,930)	(616)	(6,945)	(13,950)	(4,181)
NET (LOSS) INCOME	(2,535)	(268)	(2,555)	14,081	916
Net (income) loss attributable to noncontrolling interests	(746)	1,115	4,185	492	815
NET (LOSS) INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	(3,281)	847	1,630	14,573	1,731
Dividends on preferred stock	(211)	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$(3,492)	$847	$1,630	$14,573	$1,731
(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.17)	$0.04	$0.08	$0.72	$0.09
Diluted	$(0.17)	$0.04	$0.07	$0.65	$0.08

Weighted-average number of shares used in calculation of (loss) earnings per share
Basic	20,687	20,366	20,365	20,365	20,365
Diluted	20,687	22,497	22,342	22,342	22,342

(i) Stock-based compensation included in selling, general and administrative expenses	$3,429	$630	$751	$315	$800

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
NET (LOSS) INCOME	$(2,535)	$(268)	$(2,555)	$14,081	$916
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(15)	—	—	—	—
Foreign currency translation adjustments	386	(613)	492	(26)	(632)
Other comprehensive income (loss)	371	(613)	492	(26)	(632)
COMPREHENSIVE (LOSS) INCOME	(2,164)	(881)	(2,063)	14,055	284
Comprehensive (income) loss attributable to noncontrolling interests	(710)	1,234	4,074	495	836
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$(2,874)	$353	$2,011	$14,550	$1,120

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained earnings	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2009	—	$—	1,574	$16	21,109	$211	$1,472	$—	$(1)	$27,827	$—	$—	$29,525
Stock-based compensation	—	—	—	—	—	—	315	—	—	—	—	—	315
Sales of stock of subsidiary	—	—	—	—	—	—	4,267	—	—	—	933	—	5,200
Forgiveness of amount due from IDT Corporation	—	—	—	—	—	—	(6,054)	—	—	(8,805)	—	—	(14,859)
Other comprehensive loss	—	—	—	—	—	—	—	—	(23)	—	(3)	—	(26)
Net income (loss) for the year ended July 31, 2010	—	—	—	—	—	—	—	—	—	14,573	(492)	—	14,081
BALANCE AT JULY 31, 2010	—	—	1,574	16	21,109	211	—	—	(24)	33,595	438	—	34,236
Stock-based compensation	—	—	—	—	—	—	710	—	—	—	—	—	710
Sales of stock of subsidiary	—	—	—	—	—	—	11,200	—	—	—	(200)	(1,000)	10,000
Exchange of stock of subsidiary	—	—	—	—	—	—	(333)	—	—	—	(969)	—	(1,302)
Other comprehensive income	—	—	—	—	—	—	—	—	381	—	111	—	492
Net income (loss) for the year ended July 31, 2011	—	—	—	—	—	—	—	—	—	1,630	(4,185)	—	(2,555)
BALANCE AT JULY 31, 2011	—	—	1,574	16	21,109	211	11,577	—	357	35,225	(4,805)	(1,000)	41,581
Dividends declared ($0.05 per share)	—	—	—	—	—	—	—	—	—	(1,148)	—	—	(1,148)
Stock-based compensation	—	—	—	—	238	3	668	—	—	—	—	—	671
Other	—	—	—	—	35	—	—	—	—	—	—	—	—
Capital contribution from IDT Corporation in connection with the Spin-Off	—	—	—	—	—	—	82,183	—	—	—	—	—	82,183
Forgiveness of the amount due from IDT Corporation in connection with the Spin-Off	—	—	—	—	—	—	(2,107)	—	—	—	—	—	(2,107)
Other comprehensive loss	—	—	—	—	—	—	—	—	(494)	—	(119)	—	(613)
Net income (loss) for the five months ended December 31, 2011	—	—	—	—	—	—	—	—	—	847	(1,115)	—	(268)
BALANCE AT DECEMBER 31, 2011	—	—	1,574	16	21,382	214	92,321	—	(137)	34,924	(6,039)	(1,000)	120,299

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)-(Continued)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained earnings	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared on common stock ($0.133 per share)	—	—	—	—	—	—	—	—	—	(3,057)	—	—	(3,057)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(204)	—	—	—	—	(204)
Stock-based compensation	—	—	—	—	—	—	3,404	—	—	—	25	—	3,429
Restricted stock issued to employees and directors	—	—	—	—	49	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	1	—	5	—	—	—	—	—	5
Grants of stock of subsidiary	—	—	—	—	—	—	(1,911)	—	—	—	1,911	—	—
Exchange of Class B common stock for Preferred stock	1,605	13,639	—	—	(1,605)	(16)	(13,623)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	407	—	(36)	—	371
Net (loss) income for the year ended December 31, 2012	—	—	—	—	—	—	—	—	—	(3,281)	746	—	(2,535)
BALANCE AT DECEMBER 31, 2012	1,605	$13,639	1,574	$16	19,827	$198	$80,196	$(204)	$270	$28,375	$(3,393)	$(1,000)	$118,097

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
OPERATING ACTIVITIES
Net (loss) income	$(2,535)	$(268)	$(2,555)	$14,081	$916
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	124	15	24	86	11
Deferred income taxes	4,508	(1,253)	(684)	690	(183)
Provision for doubtful accounts receivable	—	—	66	8	66
Stock-based compensation	3,429	630	751	315	800
Equity in the net loss of AMSO, LLC	3,175	2,095	5,238	1,603	1,658
Change in assets and liabilities:
Restricted cash	(233)	—	—	—	—
Trade accounts receivable	(14,711)	1,276	1,007	(7,941)	676
Inventory	1,423	(1,311)	(61)	1,426	(816)
Prepaid expenses	638	(1,795)	(1,095)	32	(914)
Other current assets and other assets	(783)	(2,675)	156	763	(312)
Trade accounts payable, accrued expenses and other current liabilities	6,275	(1,595)	3,953	6,171	(1,518)
Advances from customers	(781)	806	(370)	976	558
Due to IDT Corporation	(157)	757	—	—	—
Income taxes payable	(1,380)	961	(954)	(1,352)	(806)
Net cash (used in) provided by operating activities	(1,008)	(2,357)	5,476	16,858	136
INVESTING ACTIVITIES
Capital expenditures	(91)	(134)	(151)	(147)	(45)
Capital contributions to AMSO, LLC	(4,102)	(2,040)	(3,943)	(1,991)	(2,514)
(Increase) decrease in restricted cash	—	(428)	309	8,996	(37)
Issuance of notes receivable from employees	(650)	—	—	—	—
Purchase of licenses and security deposits	(175)	—	—	—	—
Purchases of certificates of deposit	(2,205)	—	—	—	—
Purchases of marketable securities	(11,484)	—	—	—	—
Proceeds from maturities of marketable securities	966	—	—	—	—
Net cash (used in) provided by investing activities	(17,741)	(2,602)	(3,785)	6,858	(2,596)
FINANCING ACTIVITIES
Capital contribution from IDT Corporation in connection with the spin-off	—	82,183	—	—	—
Dividends paid	(4,205)	—	—	—	—
Funding provided by (repaid to) IDT Corporation	—	1,120	571	(20,950)	10,098
Proceeds from sales of stock of subsidiaries	—	—	10,000	5,400	10,000
Repurchase of noncontrolling interests	—	—	(1,528)	—	—
Proceeds from exercise of stock options	5	—	—	—	—
Increase in restricted cash	(10,017)	—	—	—	—
Repurchases of common stock and Class B common stock	(204)	—	—	—	—
Net cash (used in) provided by financing activities	(14,421)	83,303	9,043	(15,550)	20,098
Effect of exchange rate changes on cash and cash equivalents	359	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(32,811)	78,344	10,734	8,166	17,638
Cash and cash equivalents at beginning of period	102,220	23,876	13,142	4,976	13,142
Cash and cash equivalents at end of period	$69,409	$102,220	$23,876	$13,142	$30,780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$—	$394	$5	$—	$4
Cash payments made for income taxes	$387	$—	$3,337	$4,450	$1,935
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Forgiveness of amount due from IDT Corporation	$—	$2,107	$—	$14,859	$—
Receivable for issuance of equity of subsidiary	$—	$—	$1,000	$—	$1,000

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business
Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

●	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other conventional and unconventional fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel. In addition, in February 2013, Genie Israel Oil and Gas, Ltd. (“GIOG”) was awarded an exclusive three year petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. GIOG is controlled by Genie Oil and Gas. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant.

IEI holds an exclusive Shale Oil Exploration and Production License that was awarded by the Government of Israel in July 2008. The license expires in July 2013. The license may be extended in one year increments until July 2015.

The “Company” in these financial statements refers to Genie, IDT Energy and Genie Oil and Gas on a consolidated basis as if Genie existed and owned its subsidiaries in all periods presented, or from the date an entity was acquired, if later.

On January 30, 2012, the Company’s Board of Directors changed the Company’s fiscal year end from July 31 to December 31, in order to better align the Company’s financial reporting with its operational and budgeting cycle and with other industry participants. The Company previously reported the results for its transitional period in a Transition Report on Form 10-Q for the five months from August 1, 2011 to December 31, 2011.

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

In addition, the Company entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies the Company from all liability for taxes of IDT with respect to any taxable period, and the Company indemnifies IDT from all liability for taxes of the Company with respect to any taxable period, including, without limitation, the ongoing tax audits related to the Company’s business.

Seasonality and Weather
IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands, and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47% and 50% of IDT Energy’s natural gas revenues were generated in the first quarter of the years ended December 31, 2012 and 2011, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 34% and 35% of IDT Energy’s electricity revenues were generated in the third quarter of the years ended December 31, 2012 and 2011, respectively.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation:

●
In the consolidated statement of operations, excess electricity sold back to the NYISO (New York Independent System Operator, Inc.) of $7.5 million and $5.9 million in the years ended July 31, 2011 and 2010, respectively, previously included in revenues, have been reclassified as a reduction of direct cost of revenues;

●	In the consolidated balance sheet, advances from customers of $2.3 million at December 31, 2011, previously netted in trade accounts receivable, have been reclassified as current liabilities; and
●
In the consolidated statements of cash flow, cash (used in) provided by advances from customers of $(0.4) million and $1.0 million in the years ended July 31, 2011 and 2010, respectively, and $0.8 million and $0.6 million in the five months ended December 31, 2011 and 2010, respectively, previously netted in trade accounts receivable, have been reclassified to advances from customers.

Basis of Accounting and Consolidation
For the periods prior to the Spin-Off, direct expenses historically incurred by IDT on behalf of the Company are reflected in these financial statements. The most significant expenses are as follows: Facility costs as well as certain salaries consisting of payroll, human resources, purchasing, accounts payable, treasury, network and telephone services, legal, travel, and consulting fees were allocated to the Company based on estimates of the incremental cost incurred by IDT. Medical and dental benefits were allocated to the Company based on rates similar to COBRA health benefit provision rates charged to former IDT employees. Stock-based compensation and retirement benefits under the defined contribution plan were allocated to the Company based on specific identification. Insurance was allocated to these entities based on a combination of headcount and specific policy identification. The assets and liabilities in these financial statements are recorded at historical cost. Management believes that the assumptions and methods of allocation used are reasonable. However, the costs as allocated are not necessarily indicative of the costs that would have been incurred if the Company operated on a stand-alone basis. Therefore, for the periods prior to the Spin-Off, the consolidated financial statements included herein may not necessarily be indicative of the results of operations, changes in equity and cash flows of the Company had the Company been a separate stand-alone entity during the periods prior to the Spin-Off.

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and variable interest entities where the Company is the primary beneficiary (see Note 11). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

Unaudited Financial Statements
The accompanying consolidated statements of operations, comprehensive (loss) income, and cash flows for the five months ended December 31, 2010 are unaudited. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In management’s opinion, the unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and cash flows for the five months ended December 31, 2010.

Accounting for Investments
Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. The Company’s investment in AMSO, LLC is accounted for using the equity method. The Company periodically evaluates its equity method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings would be recorded, and a new basis in the investment is established.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition
Revenues from IDT Energy’s sale of electricity and natural gas are recognized under the accrual method based on deliveries of electricity and natural gas to customers. Revenues from electricity and natural gas delivered but not yet billed are estimated and recorded as accounts receivable. Cash received in advance from customers under billing arrangement is reported as deferred revenue and is included in “Advances from customers” in the accompanying consolidated balance sheets. Genie Oil and Gas does not yet generate revenues.

Direct Cost of Revenues
Direct cost of revenues for IDT Energy consists primarily of the cost of natural gas and electricity sold, and also includes scheduling costs, Independent System Operator fees, pipeline costs and utility service charges. In addition, the changes in the fair value of IDT Energy’s forward contracts and put and call options are recorded in direct cost of revenues. Genie Oil and Gas does not yet incur direct cost of revenues as primarily all of its expenses are classified as research and development.

Research and Development Costs
Research and development costs consist of expenses incurred by IEI. Costs for research and development are charged to expense as incurred.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities
The Company classifies its investments in marketable securities as “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other (expense) income, net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Inventory
Inventory consists of natural gas which is stored at various third parties’ underground storage facilities. Inventory is valued at a weighted average cost. The cost is based on the purchase price of the natural gas, cost to transport, plus or minus injections or withdrawals.

Property and Equipment
Computer software and development, computers and computer hardware, laboratory equipment and office equipment and other are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: computer software and development—2, 3 or 5 years; computers and computer hardware—5 years, laboratory equipment 7 years, and office equipment and other —5 or 7 years. Leasehold improvements included in office equipment and other are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Long-Lived Assets
The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests the recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill and Indefinite Lived Intangible Assets
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. The fair value of the reporting unit is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material. The Company’s goodwill is allocated to the IDT Energy operating segment. There was no change to the carrying value of goodwill in all reported periods.

On January 1, 2012, the Company adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

On January 1, 2013, the Company adopted the accounting standard update to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The adopted updated standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, an entity was required to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities
The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

IDT Energy supplies electricity and natural gas to its retail customers. IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, IDT Energy applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, IDT Energy recognizes revenue from customer sales as electricity and natural gas is delivered to retail customers, and the related electricity or natural gas under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas. The forward contracts and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

On January 1, 2013, the Company adopted the accounting standard update to enhance disclosures and provide converged disclosures in U.S. GAAP and International Financial Reporting Standards (“IFRS”) about derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The adoption of this standard update did not impact Company’s financial position, results of operations or cash flows.

Repairs and Maintenance
The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other (expense) income, net” in the accompanying consolidated statements of operations.

Advertising Expense
Cost of advertising and commissions for customer acquisitions are charged to selling, general and administrative expenses in the period in which it is incurred. Most of the advertisements are in print, over the radio, or direct mail. In the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010 (unaudited), advertising expense included in selling, general and administrative expense was $0.8 million, $1.6 million, $0.1 million, $0.3 million and $0.4 million, respectively.

Income Taxes
For the periods prior to the Spin-Off, the accompanying financial statements include provisions for federal, state and foreign income taxes on a separate tax return basis.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense.

Contingencies
The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive. The earnings per share for the periods prior to the Spin-Off were calculated as if the number of shares outstanding at the Spin-Off were outstanding during those periods.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Basic weighted-average number of shares	20,687	20,366	20,365	20,365	20,365
Effect of dilutive securities:
Stock options	—	—	—	—	—
Non-vested restricted Class B common stock	—	2,131	1,977	1,977	1,977
Diluted weighted-average number of shares	20,687	22,497	22,342	22,342	22,342

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Stock options	457	—	—	—	—
Non-vested restricted Class B common stock	1,896	—	—	—	—
Shares excluded from the calculation of diluted earnings per share	2,353	—	—	—	—

The diluted loss per share equals basic loss per share in the year ended December 31, 2012 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

The dividends on the 1.6 million shares of the Company’s Series 2012-A preferred stock issued in October 2012 as well as the 0.3 million shares of the Company’s Series 2012-A preferred stock issued in March 2013 (see Note 9) are expected to reduce net income available to common stockholders by $1.2 million each year.

An entity affiliated with Lord (Jacob) Rothschild has a one time option through November 12, 2017 to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties (see Note 9). The number of shares issuable in such an exchange is not currently determinable. If this option is exercised, the shares issued by the Company may dilute the earnings per share in future periods.

Stock-Based Compensation
The Company recognizes compensation expense for grants of stock-based awards to its employees based on the estimated fair value on the grant date. Stock based awards granted to nonemployees are marked-to-market until the vesting of the award. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

Vulnerability Due to Certain Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

IDT Energy reduces its credit risk by participating in purchase of receivable programs for a significant portion of its receivables. Utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in any of the periods):

	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Con Edison	34%	52%	47%	50%	55%
National Grid USA	na	14%	17%	21%	16%
National Grid dba Keyspan	na	na	10%	12%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2012 and 2011:

December 31	2012	2011
Con Edison	19%	34%
Penelec	10%	na
National Grid USA	na	17%
National Grid dba Keyspan	na	11%

na-less than 10% of consolidated gross trade accounts receivable at December 31, 2012 or 2011

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written-off upon final determination that the trade accounts will not be collected. The change in the allowance for doubtful accounts was as follows:

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$130	$—	$—	$130
Five months ended December 31, 2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$130	$—	$—	$130
Year ended July 31, 2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$170	$66	$(106)	$130
Year ended July 31, 2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$162	$8	$—	$170
Five months ended December 31, 2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$170	$66	$(106)	$130

(1) Uncollectible accounts written off.

Fair Value Measurements
Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 –	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 –
quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 –	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

On January 1, 2012, the Company adopted the accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at December 31, 2012 measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Corporate debt securities	$925	$9,560	$—	$10,485
Derivative contracts	—	308	—	308
Total	$925	$9,868	$—	$10,793
Liabilities:
Derivative contracts	$—	$152	$—	$152

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity call and put options and natural gas future contracts in which the underlying asset is a forward contract, which are classified as Level 2. These derivatives are valued using observable inputs based on quoted market prices in active markets for similar call options.

The Company’s subsidiary, GOGAS, issued a stock option and warrants. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGAS warrants were issued in November 2010 and expired on November 12, 2011. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGAS stock option. At December 31, 2012, the fair value of the GOGAS stock option was nil. The GOGAS warrants, GOGAS stock option and GEIC stock option were classified as Level 3 in the five months ended December 31, 2011 and 2010 (unaudited) and the years ended July 31, 2011 and 2010.

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Balance, beginning of period	$—	$(101)	$(200)	$—	$(200)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	60	(86)	—	(280)
Included in earnings in “Selling, general and administrative expense”	—	41	(41)	—	(500)
Purchases, sales, issuances and settlements:
Issuance	—	—	—	(200)	—
Settlement	—	—	226	—	—
Transfers in (out) of Level 3	—	—	—	—	—
Balance, end of period	$—	$—	$(101)	$(200)	$(980)
The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$60	—	$—	$(280)
Included in earnings in “Selling, general and administrative expense”	$—	$—	(41)	$—	$(500)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012, the five months ended December 31, 2011 and 2010 (unaudited) and the years ended July 31, 2011 and 2010.

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

Cash and cash equivalents, restricted cash, certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities. At December 31, 2012 and 2011, the carrying amount of these assets and liabilities approximates fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets. At December 31, 2012, other assets included an aggregate of $0.7 million in notes receivable from employees. The carrying amounts of the notes receivable approximate fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. At December 31, 2011, there were no financial instruments included in other assets.

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

The summarized volume of IDT Energy’s outstanding call and put options and future contracts as of December 31, 2012 was as follows:

Commodity	Settlement Dates	Volume
Electricity	January 2013	79,200 MWh
Electricity	February 2013	72,000 MWh
Natural gas	February 2013	2,000,000 Dth
Natural gas	August 2013	350,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2012	2011
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$308	$446

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2012	2011
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$152	$938

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
(in thousands)		Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
	Location of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Direct cost of revenues	$(258)	$(1,326)	$151	$406	$104
GOGAS warrants	Selling, general and administrative expense	—	41	(41)	—	—
GOGAS stock option	Other (expense) income, net	—	60	(86)	—	—
GEIC stock option	Other (expense) income, net	—	—	—	—	(280)
Total		$(258)	$(1,225)	$24	$406	$(176)

At December 31, 2012 and 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

On October 31, 2011, MF Global, the Company’s former clearing broker, filed for bankruptcy protection. On that date, IDT Energy held $1.65 million of cash on deposit with MF Global in support of hedging positions related to IDT Energy’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, the Company transferred its hedging securities to an alternative clearing broker. In October 2011, the Company recognized a $0.45 million loss, relating to its cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. In November 2012, the Company received $0.6 million from a sale of the amount due from MF Global and recognized a gain of $0.3 million.

Note 4—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Available-for-sale securities:
Corporate debt securities	$10,500	$35	$(50)	$10,485

Proceeds from maturities of available-for-sale securities in the year ended December 31, 2012 were $1.0 million. There were no realized gains or losses in the year ended December 31, 2012. The Company did not have any marketable securities in the five months ended December 31, 2011 and 2010 (unaudited) and the years ended July 31, 2011 and 2010. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the maturities and sales of marketable securities.

The contractual maturities of the Company’s available-for-sale corporate debt securities at December 31, 2012 were as follows:

(in thousands)	Fair Value
Within one year	$9,945
After one year through five years	540
After five years through ten years	—
After ten years	—
TOTAL	$10,485

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

(in thousands)	Unrealized Losses	Fair Value
December 31, 2012:
Corporate debt securities	$50	$2,500

At December 31, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Investment in American Shale Oil, LLC

AMSO, LLC is one of three holders of leases awarded by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Lease”) in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, a subsidiary of TOTAL S.A. (“Total”) acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners of equity interests in AMSO, LLC other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. Following the transaction with Total, AMSO and Total each own a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical and financial assistance throughout the RD&D and commercial stages. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

The Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company has determined that it is not the primary beneficiary, as the Company does not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total. As of December 31, 2012, the cumulative contributions of AMSO and Total to AMSO, LLC were $61.3 million. Through December 31, 2011, AMSO was allocated 20% of the net loss of AMSO, LLC. AMSO’s portion of the loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011
Balance, beginning of period	$(685)	$(630)	$665
Capital contributions	4,102	2,040	3,943
Equity in net loss of AMSO, LLC	(3,175)	(2,095)	(5,238)
Balance, end of period	$242	$(685)	$(630)

At December 31, 2012, the investment in AMSO, LLC was included in the consolidated balance sheet in “Other assets.” At December 31, 2011, the liability for equity loss in AMSO, LLC was included in the consolidated balance sheet in “Accrued expenses.”

In accordance with the agreement between the parties, AMSO was committed to a total investment of $10.0 million in AMSO, LLC, all of which had been invested by January 31, 2012. AMSO remains obligated to fund its share of the expenditures it approves beyond the initial $10.0 million investment. AMSO’s share of AMSO, LLC’s budget for the year ending December 31, 2013 is $4.2 million. There are also a number of other situations where AMSO’s funding obligation could increase further.

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

At December 31, 2012, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $4.2 million, based on AMSO, LLC’s 2013 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above.

Summarized balance sheets of AMSO, LLC are as follows:

December 31 (in thousands)	2012	2011
ASSETS
Cash and cash equivalents	$2,171	$1,106
Other current assets	69	197
Equipment, net	53	68
Other assets	805	567
TOTAL ASSETS	$3,098	$1,938
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$1,649	$3,657
Other liabilities	644	437
Members’ interests	805	(2,156)
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$3,098	$1,938

Summarized statements of operations of AMSO, LLC are as follows:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010 (Unaudited)	Five Months ended December 31, 2010 (Unaudited)
REVENUES	$—	$—	$—	$—	$—
OPERATING EXPENSES:
General and administrative	507	248	767	910	336
Research and development	8,563	9,156	25,423	7,100	7,955
TOTAL OPERATING EXPENSES	9,070	9,404	26,190	8,010	8,291
Loss from operations	(9,070)	(9,404)	(26,190)	(8,010)	(8,291)
Other expense	—	—	(1)	(2)	—
NET LOSS	$(9,070)	$(9,404)	$(26,191)	$(8,012)	$(8,291)

Note 6—Property and Equipment

December 31 (in thousands)	2012	2011
Computer software and development	$340	$338
Computers and computer hardware	220	206
Laboratory equipment	383	317
Office equipment and other	237	228
	1,180	1,089
Less accumulated depreciation	(771)	(643)
Property and equipment, net	$409	$446

Note 7—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2013. The Company paid a facility fee of $37,500 and pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At December 31, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Note 8—Income Taxes

Significant components of the Company’s deferred income tax assets consist of the following:

December 31 (in thousands)	2012	2011
Deferred income tax assets:
Bad debt reserve	$54	$54
Accrued expenses	2,330	1,850
State taxes	359	2,567
Charitable contributions	71	—
Net operating loss	7,084	6,523
Exercise of stock options and lapsing of restrictions on restricted stock	1,464	636
Depreciation	1,098	—
Total deferred income tax assets	12,460	11,630
Valuation allowance	(11,861)	(6,523)
DEFERRED INCOME TAX ASSETS, NET	$599	$5,107

Subsequent to the Spin-Off, the Company initiated a tax strategy that enables the Company to deduct losses from its foreign subsidiaries against its profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of IDT Energy in 2012, and the Company’s current projections, the Company concluded that it no longer met the criteria of more likely than not in order to utilize its deferred federal income tax assets in the foreseeable future. Accordingly, the Company recorded a valuation allowance against its deferred federal income tax assets.

The provision for income taxes consists of the following:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Current:
Federal	$—	$392	$4,869	$10,064	$3,191
State and local	(1,312)	735	2,760	3,196	990
Foreign	—	—	—	—	—
	(1,312)	1,127	7,629	13,260	4,181
Deferred:
Federal	3,773	(392)	(198)	524	—
State and local	469	(119)	(486)	166	—
Foreign	—	—	—	—	—
	4,242	(511)	(684)	690	—
PROVISION FOR INCOME TAXES	$2,930	$616	$6,945	$13,950	$4,181

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
U.S. federal income tax at statutory rate	$138	$122	$1,537	$9,983	$1,784
Valuation allowance	4,711	—	—	—	—
Foreign tax rate differential	41	74	3,122	1,768	918
Other	4	20	804	14	835
State and local income tax, net of federal benefit	(1,964)	400	1,482	2,185	644
PROVISION FOR INCOME TAXES	$2,930	$616	$6,945	$13,950	$4,181

At December 31, 2012, the Company had U.S. federal and state net operating loss carry-forwards of approximately $0.8 million and $19.4 million, respectively. These carry-forward losses are available to offset future U.S. federal and state taxable income. The federal net operating loss carry-forwards will start to expire in 2032, with the year ended December 31, 2012’s loss expiring in fiscal 2033. The state net operating loss carry-forwards will start to expire in 2028, with the year ended December 31, 2012’s loss expiring in fiscal 2033.

At December 31, 2012, the Company had foreign net operating loss carry-forwards of approximately $26.6 million. This carry-forward loss is available to offset future foreign taxable income. The net operating loss carry-forwards will start to expire in 2029, with the year ended December 31, 2012’s loss expiring in fiscal 2033.

The change in the valuation allowance for deferred income taxes was as follows:

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2012
Reserves for valuation allowances deducted from deferred income taxes, net	$6,523	$5,338	$—	$11,861
Five months ended December 31, 2011
Reserves for valuation allowances deducted from deferred income taxes, net	$6,522	$1	$—	$6,523
Year ended July 31, 2011
Reserves for valuation allowances deducted from deferred income taxes, net	$4,391	$2,131	$—	$6,522
Year ended July 31, 2010
Reserves for valuation allowances deducted from deferred income taxes, net	$2,998	$1,393	$—	$4,391

The table below summarizes the change in the balance of unrecognized income tax benefits:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Balance at beginning of period	$2,507	$2,340	$1,050	$3,600	$1,050
Additions based on tax positions related to the current period	89	167	979	—	90
Additions for tax positions of prior periods	—	—	311	250	—
Reductions for tax positions of prior periods	—	—	—	—	—
Settlements	(2,373)	—	—	(2,800)	—
Lapses of statutes of limitations	—	—	—	—	—
Balance at end of period	$223	$2,507	$2,340	$1,050	$1,140

All of the unrecognized income tax benefits at December 31, 2012 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

In the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010, the Company recorded interest on income taxes of nil, $0.2 million, $0.3 million, $0.1 million and nil, respectively. As of December 31, 2012 and 2011, accrued interest included in current income taxes payable was nil and $0.1 million, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009 to calendar 2012, state and local tax returns generally for fiscal 2008 to calendar 2012 and foreign tax returns generally for fiscal 2008 to calendar 2012.

Note 9—Equity

Class A Common Stock and Class B Common Stock
The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

Series 2012-A Preferred Stock
Each share of Series 2012-A Preferred Stock (the “Preferred Stock”) has a liquidation preference of $8.50 (the "Liquidation Preference"), is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the "Base Dividend") plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of the Company's retail energy provider business exceeds $32 million by (B) 8,750,000 (the "Additional Dividend"), payable in cash and will be redeemable, in whole or in part, at the option of the Company following October 11, 2016. The redemption price for the Preferred Stock is 101% of the Liquidation Preference plus all accrued and unpaid dividends between October 11, 2016 and October 11, 2017, and 100% of the Liquidation Preference plus all accrued and unpaid dividends thereafter. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

During any period when the Company has failed to pay a dividend on the Preferred Stock and until all unpaid dividends have been paid in full, the Company is prohibited from paying dividends or distributions on the Company's Class B or Class A common stock.

The Base Dividend will be payable (if declared by the Company's Board of Directors, and accrued, if not declared) quarterly on each February 15, May 15, August 15 and November 15, commencing with February 15, 2013 (which was prorated for the portion of the Company's fourth fiscal quarter during which the Preferred Stock was outstanding), and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it will be paid to holders of Preferred Stock with the May dividend (prorated for fiscal 2012). With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Preferred Stock is equal in rank to all other equity securities the Company issues, the terms of which specifically provide that such equity securities rank on a parity with the Preferred Stock with respect to dividend rights or rights upon the Company's liquidation, dissolution or winding up; senior to the Company's common stock; and junior to all of the Company's existing and future indebtedness.

Each share of Preferred Stock has the same voting rights as a share of Class B common stock, except on certain matters that only impact the Company's common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

Dividend Payments
On January 5, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. On April 3, 2012, the Company paid a cash dividend of $0.033 per share to stockholders of record at the close of business on March 26, 2012 of the Company’s Class A common stock and Class B common stock. The dividend paid on April 3, 2012 was for the two-month period of November and December 2011 that represented the period between the end of the Company’s prior fiscal quarter and the beginning of the new fiscal quarter in connection with the change in the Company’s fiscal year to a calendar year, and represented a pro-rated dividend of 2/3rd of the normal quarterly dividend. On May 30, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on May 21, 2012 of the Company’s Class A and Class B common stock. On August 28, 2012, the Company paid a cash dividend of $0.05 per share to stockholders of record at the close of business on August 20, 2012 of the Company’s Class A and Class B common stock. The aggregate dividends declared in the year ended December 31, 2012 and the five months ended December 31, 2011 were $3.1 million and $1.1 million, respectively, and the aggregate dividends paid in the year ended December 31, 2012 were $4.2 million.

On February 15, 2013, the Company paid a pro-rated Base Dividend of $0.1317 per share on the Preferred Stock for the fourth quarter of 2012. The aggregate amount paid was $0.2 million. In March 2013, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2013. The dividend will be paid on May 15, 2013 to stockholders of record as of the close of business on May 8, 2013. In connection with the completion of the exchange offer and issuance of the Preferred Stock (see below), the Company has suspended payment of dividends on its Class A and Class B common stock for the foreseeable future.

Stock Repurchase Program
On December 8, 2011, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 20 million shares of the Company’s Class B common stock for up to an aggregate of $20 million. At December 31, 2012, no repurchases had been made and 20 million shares remained available for repurchase under the stock repurchase program.

Exchange Offers and Issuances of Preferred Stock
On August 2, 2012, the Company initiated an offer to exchange up to 8.75 million outstanding shares of its Class B common stock for the same number of shares of its Preferred Stock. The offer expired on October 10, 2012. On October 17, 2012, the Company issued 1,604,591 shares of its newly designated Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

On November 26, 2012, the Company initiated an offer to exchange up to 7.15 million outstanding shares of its Class B common stock for the same number of shares of its Preferred Stock. The offer expired on March 5, 2013. On March 11, 2013, the Company issued 313,376 shares of its Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

Sales of Stock of Subsidiaries
In April 2010, GEIC sold shares of its common stock and an option to purchase additional shares of its common stock to Michael Steinhardt, the Chairman of the Board of IEI, for $5.0 million. The option was exercisable until April 9, 2015 at an exercise price of $5.0 million (see below). In addition, in April 2010, GEIC sold shares of its common stock to W. Wesley Perry, the Chairman of the Board of GEIC, for $0.4 million. The aggregate minority interest of GEIC sold in April 2010 was 2.7%.

In June 2011, in a refinement of the terms of the initial investment and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGAS and arranged for the Company and IDT to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million. The GOGAS stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. At December 31, 2012, the estimated fair value of the GOGAS stock option was nil. At July 31, 2011, the estimated fair value of the GOGAS option of $60,000 was included in “Other current liabilities” in the accompanying consolidated balance sheet. The Company accounted for the exchange of Mr. Steinhardt’s equity interest in GEIC for a corresponding equity interest in GOGAS as an equity transaction. Therefore, no gain or loss was recognized in the accompanying consolidated statement of operations.

In November 2010, GOGAS sold a 5.0% equity interest to an entity affiliated with Lord (Jacob) Rothschild for $10.0 million paid in cash. Also in November 2010, GOGAS sold a 0.5% equity interest to Rupert Murdoch for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015. In connection with the purchase by the entity affiliated with Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGAS at an exercise price of up to $2 million that expired on November 12, 2011. In addition, in connection with this purchase, the entity affiliated with Lord Rothschild has a one time option through November 12, 2017 to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties. The number of shares issuable in such an exchange is not currently determinable.

Note 10— Stock-Based Compensation

Stock-Based Compensation Plan
The Company’s 2011 Stock Option and Incentive Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2011 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The plan is administered by the Compensation Committee of the Company’s Board of Directors. At December 31, 2012, the Company had 1.14 million shares of Class B common stock reserved for award under its 2011 Stock Option and Incentive Plan and 0.5 million shares were available for future grants. In addition, as a result of the Spin-Off, the Company reserved 2.5 million shares of Class B common stock for grants in connection with the equitable adjustment by IDT of certain awards previously granted by IDT.

Restricted Stock
The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested shares at July 31, 2011	2,372	$2.52
Granted	273	7.13
Vested	(2)	6.85
Forfeited	—	—
Non-vested shares at December 31, 2011	2,643	$2.99
Granted	31	8.26
Vested	(776)	3.90
Forfeited	—	—
NON-VESTED SHARES AT DECEMBER 31, 2012	1,898	$2.70

As part of the Spin-Off, holders of restricted Class B common stock of IDT received, in respect of those restricted shares, one restricted share of the Company’s Class B common stock for every restricted share of IDT that they owned as of the record date for the Spin-Off. An aggregate of 2.4 million restricted shares of the Company’s Class B common stock were issued at a weighted-average grant date fair value of $2.52 per share. The weighted-average grant date fair value was based on an allocation of the original weighted-average grant date fair value of the IDT shares. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares.

As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of shares vested in the year ended December 31, 2012 and the five months ended December 31, 2011 was $3.0 million and $15,000, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $2.1 million in the year ended December 31, 2012 and $0.6 million in the five months ended December 31, 2011.

Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in the year ended December 31, 2012 or the years ended July 31, 2011 and 2010. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Five Months ended December 31, 2011
ASSUMPTIONS
Average risk-free interest rate	1.06-1.62%
Expected dividend yield	—
Expected volatility	67.7%
Expected term	6.0-7.25 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2011	—	$—
Granted (including 50,000 as part of the Spin-Off)	458	6.85
Exercised	—	—
Cancelled / Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2011	458	$6.85	9.2	$495
EXERCISABLE AT DECEMBER 31, 2011	50	$6.85	3.7	$54
Granted	—	—
Exercised	(1)	6.85
Cancelled / Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2012	457	$6.85	8.2	$114
EXERCISABLE AT DECEMBER 31, 2012	137	$6.85	6.8	$34

The weighted-average grant date fair value of options granted by the Company during the five months ended December 31, 2011 was $4.35. The total intrinsic value of options exercised during the year ended December 31, 2012 was $2,000. As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The Company recognized compensation cost related to the vesting of the options of $0.4 million in the year ended December 31, 2012 and $0.1 million in the five months ended December 31, 2011.

In order to equitably adjust the value of the options to purchase IDT Class B common stock that were outstanding on the Spin-Off date, IDT proportionately reduced the exercise price of each such option based on the trading price of IDT following the Spin-Off. Further, each option holder shared ratably in a pool of 50,000 newly issued options to purchase shares of the Company’s Class B common stock with an exercise price of $6.85 equal to the market value on the issuance date and an expiration date equal to the expiration of the corresponding IDT options held by such option holder. The adjustment to the exercise price of the options to purchase IDT shares and the issuance of the 50,000 options to purchase the Company’s shares were accounted for as a modification. No incremental charge was required as a result of the modification.

Restricted Stock Granted by IDT Corporation
In the years ended July 31, 2011 and 2010, stock-based compensation cost of $0.8 million and $0.3 million, respectively, was included in “Selling, general and administrative expense” in the consolidated statements of operations, relating to restricted stock granted by IDT Corporation to employees of the Company.

Grants of Equity of Subsidiaries
In the year ended July 31, 2010, GEIC granted common stock representing 0.5% of its outstanding shares at the time to a consultant for consulting services provided through April 30, 2011. The share award vested over the related service period. In each of the years ended July 31, 2011 and 2010, the Company recorded stock-based compensation of $0.3 million.

On October 21, 2009, Mr. James A. Courter, IDT’s former Chief Executive Officer, received from IDT a grant of 0.3 million restricted shares of IDT’s Class B common stock. All of the restricted shares vested on the date of grant. Pursuant to a Warrant to Purchase Common Stock executed by IDT and Mr. Courter, Mr. Courter has the right to exchange shares of IDT’s Class B common stock for up to 1,000 shares of GEIC common stock. The exchange ratio is 225.13 shares of IDT’s Class B common stock for one share of GEIC common stock. The Warrant expires on October 21, 2014.

On March 28, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of equity interests in certain subsidiaries of the Company to Howard Jonas, the Chairman of the Company’s Board of Directors. The Compensation Committee approved the following grants to Mr. Jonas: (1) deferred stock units for shares of common stock of IDT Energy representing 2.5% of the equity in IDT Energy on a fully diluted basis, (2) ordinary shares of IEI representing 0.25% of the equity in IEI on a fully diluted basis, (3) ordinary shares of GIOG representing 0.30% of the equity in GIOG on a fully diluted basis, and (4) shares representing 0.25% of the Company’s entity that seek to develop oil shale opportunities in an Asian country (“the Asian Venture”).

In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.46% of the equity in IEI, 12.92% of the equity in GIOG and 12.24% in the Asian Venture to certain of the Company’s officers and employees.

The fair value of the grants of equity interests on the date of the grant was estimated to be $4.2 million, which will be recognized over the vesting period that ends in December 2015. The fair value of the equity interest granted was estimated based on discounted cash flows of the subsidiaries that granted the equity awards, as well as other valuation technics, as applicable. The unrecognized compensation cost relating to these grants of equity interests at December 31, 2012 was $3.3 million. The Company recognized compensation cost related to the vesting of these equity interests of $0.9 million in the year ended December 31, 2012. In the year ended December 31, 2012, the Company recorded a reduction in “Additional paid-in capital” and an increase in “Noncontrolling interests” of $1.9 million for the issuance of the grants of equity in IDT Energy.

Note 11—Variable Interest Entities

In 2011, an employee of IDT, until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used its network of door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that at the present time it has the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its IDT Energy segment.

The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations. Net income (loss) of CCE, DAD and Tari and aggregate net funding repaid to (provided by) the Company to CCE, DAD and Tari in order to finance their operations were as follows:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Net income (loss):
CCE	$1,857	$(235)	$(2,041)	$—	$—
DAD	(327)	(477)	(263)	—	—
Tari	161	—	(3)	—	—
Aggregate funding repaid to (provided by) the Company, net	738	(2,529)	(3,291)	—	—

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

December 31 (in thousands)	2012	2011
ASSETS
Cash and cash equivalents	$1,047	$763
Restricted cash	39	81
Trade accounts receivable	4,168	2,766
Prepaid expenses	485	70
Other current assets	519	413
Fixed assets, net	38	57
Other assets	493	282
TOTAL ASSETS	$6,789	$4,432
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$3,035	$1,631
Due to IDT Energy	5,082	5,820
Noncontrolling interests	(1,328)	(3,019)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$6,789	$4,432

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

In April 2012, IDT Energy entered into a Consulting Agreement with Tari for customer networking services and other sales related services. In addition, in April 2012, IDT Energy and DAD entered into a Client Agreement whereby DAD will use its network of door-to-door sales agents to obtain customers for IDT Energy in exchange for cash commissions.

Note 12—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized loss on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2009	$—	$(1)	$(1)
Other comprehensive loss attributable to Genie	—	(23)	(23)
Balance at July 31, 2010	—	(24)	(24)
Other comprehensive income attributable to Genie	—	381	381
Balance at July 31, 2011	—	357	357
Other comprehensive loss attributable to Genie	—	(494)	(494)
Balance at December 31, 2011	—	(137)	(137)
Other comprehensive income attributable to Genie	(15)	422	407
BALANCE AT DECEMBER 31, 2012	$(15)	$285	$270

Note 13—Legal Proceedings

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition sought an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI believes that it followed the requirements imposed by the Government of Israel and that it is in compliance with applicable laws and regulatory requirements. On October 29, 2012, the Court denied the petition.

On June 6, 2012, the Union filed another petition with the Supreme Court of Israel, against various ministries of the State of Israel, IEI and other oil and gas exploration companies. The Union sought to cancel the regulations enacted by the Ministry of Energy pursuant to Section 47 of the Israeli Petroleum Law governing the permitting process of oil and gas exploration, and sought to cancel the exploration license granted to IEI. On December 24, 2012, the Supreme Court of Israel rejected the petition.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 14—Commitments and Contingencies

Purchase and Other Commitments
The Company had purchase and other commitments of $0.2 million as of December 31, 2012.

Tax Audits
IDT Energy’s New York State sales and use tax returns for the period from June 2003 though August 2009 are currently being audited. At December 31, 2012, IDT Energy had accrued $0.8 million for this audit and the estimated potential exposure above the amount accrued was $1.2 million.

The Company is subject to audits in various jurisdictions for various taxes. At December 31, 2012, the Company accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authority or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

In October 2012, IDT Energy reached an agreement relating to the New York City utility tax audit on electricity sales for the period from June 1, 2007 (commencement of IDT Energy’s business activities) through October 31, 2012. As a result, IDT Energy paid $5.5 million in November 2012, all of which was accrued in prior periods. Also in October 2012, IDT Energy completed the New York State income tax audit for the years ended July 31, 2007, 2008 and 2009 and received a refund of $0.4 million. The accrual for the New York State income tax audit of $2.5 million was reversed in September 2012.

Surety Bonds
IDT Energy has performance bonds issued through an insurance company for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2012, IDT Energy had aggregate performance bonds of $3.2 million outstanding.

Lease Commitments
The future minimum payments for operating leases as of December 31, 2012 are as follows:

(in thousands)
Year ending December 31:
2013	$216
2014	171
2015	29
2016	11
2017	—
Thereafter	—
Total payments	$427

Rental expense under operating leases was $0.8 million, $0.2 million, $0.1 million, $0.3 million and $42,000 in the year ended December 31, 2012, the years ended July 31, 2011 and 2010, and the five months ended December 31, 2011 and 2010, respectively.

Other Contingencies
Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2012, the Company was in compliance with such covenants. As of December 31, 2012, restricted cash of $0.8 million and trade accounts receivable of $40.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $15.9 million as of December 31, 2012.

Note 15—Related Party Transactions

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

Pursuant to the Transition Services Agreement, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The charges for these services reduce the Company’s “Selling, general and administrative” expense.

The amounts IDT charged the Company, and the amounts the Company charged IDT, were as follows:

(in thousands)	Year ended December 31, 2012	Five Months ended December 31, 2011	Year ended July 31, 2011	Year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
Amount IDT charged the Company:
Included in “Selling, general and administrative expense”	$3,775	$2,578	$4,694	$3,774	$1,837
Included in “Provision for income taxes”	—	1,945	5,736	—	3,220
Amount the Company charged IDT	129	—	—	—	—

The Company had notes receivable outstanding from employees aggregating $0.7 million and nil at December 31, 2012 and 2011, respectively, which are included in “Other assets” in the accompanying consolidated balance sheet.

Note 16—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 96.4% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shale and other conventional and unconventional fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale project in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale project in Israel. In addition, in February 2013, GIOG was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights. GIOG is controlled by Genie Oil and Gas. The grant of the license is subject to challenge by the competing applicant for the license which may be filed within 30 days of the grant. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. There are no significant asymmetrical allocations to segments.

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Year ended December 31, 2012
Revenues	$229,459	$—	$—	$229,459
Income (loss) from operations	24,972	(14,038)	(7,887)	3,047
Depreciation	40	83	1	124
Research and development	—	9,365	—	9,365
Equity in the net loss of AMSO, LLC	—	3,175	—	3,175
Five Months ended December 31, 2011
Revenues	$76,783	$—	$—	$76,783
Income (loss) from operations	8,907	(5,476)	(1,703)	1,728
Depreciation	15	—	—	15
Research and development	—	2,648	—	2,648
Equity in the net loss of AMSO, LLC	—	2,095	—	2,095
Year ended July 31, 2011
Revenues	$196,018	$—	$—	$196,018
Income (loss) from operations	22,458	(13,641)	(1,843)	6,974
Depreciation	24	—	—	24
Research and development	—	7,843	—	7,843
Equity in the net loss of AMSO, LLC	—	5,238	—	5,238
Year ended July 31, 2010
Revenues	$195,429	$—	$—	$195,429
Income (loss) from operations	37,814	(7,274)	(810)	29,730
Depreciation	86	—	—	86
Research and development	—	5,226	—	5,226
Equity in the net loss of AMSO, LLC	—	1,603	—	1,603
Five Months ended December 31, 2010 (unaudited)
Revenues	$74,877	$—	$—	$74,877
Income (loss) from operations	11,739	(5,570)	(613)	5,556
Depreciation	11	—	—	11
Research and development	—	3,045	—	3,045
Equity in the net loss of AMSO, LLC	—	1,658	—	1,658

There were no revenues from customers located outside of the United States in all periods presented.

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
December 31, 2012	$65,377	$36,561	$48,368	$150,306
December 31, 2011	60,483	2,498	87,213	150,194
July 31, 2011	61,301	5,384	721	67,406

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel, were as follows:

(in thousands)	United States	Foreign Countries	Total
December 31, 2012
Long-lived assets, net	$71	$346	$417
Total assets	142,694	7,612	150,306
December 31, 2011
Long-lived assets, net	$101	$351	$452
Total assets	148,180	2,014	150,194
July 31, 2011
Long-lived assets, net	$82	$255	$337
Total assets	64,086	3,320	67,406

Note 17—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in 2012 and 2011:

Quarter Ended (in thousands,		Direct cost	Income (loss)	Net income	Net income (loss) attributable to Genie	Income (loss) per share
except per share data)	Revenues	of revenues	from operations	(loss)	Energy Ltd.	Basic	Diluted
2012:
December 31	$65,403	$46,936	$1,891	$1,060	$2,008	$0.09	$0.08
September 30	63,725	42,285	3,469	(1,084)	(2,641)	(0.13)	(0.13)
June 30	42,826	31,178	(5,006)	(3,714)	(3,252)	(0.15)	(0.15)
March 31	57,505	39,473	2,693	1,203	604	0.03	0.03
TOTAL	$229,459	$159,872	$3,047	$(2,535)	$(3,281)	$(0.17)	$(0.17)
2011:
December 31	$43,621	$32,897	$(2,863)	$(2,085)	$(1,161)	$(0.06)	$(0.06)
September 30	52,158	33,163	2,144	138	1,493	0.07	0.07
June 30	38,716	28,902	(2,610)	(4,172)	(2,330)	(0.11)	(0.11)
March 31	63,426	46,261	6,475	2,380	2,743	0.13	0.12
TOTAL	$197,921	$141,223	$3,146	$(3,739)	$745	$0.04	$0.03