Form 10-Q
period 2013-03-31
Genie Energy Ltd.
filed 2013-05-10
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 6, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	19,506,086 shares outstanding (excluding 44,614 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$71,648	$69,409
Restricted cash	10,824	10,841
Certificate of deposit	2,205	2,205
Marketable securities	6,468	10,485
Trade accounts receivable, net of allowance for doubtful accounts of $130 at March 31, 2013 and December 31, 2012	47,420	40,932
Inventory	269	2,644
Prepaid expenses	1,566	3,315
Deferred income tax assets—current portion	599	599
Other current assets	638	771
Total current assets	141,637	141,201
Property and equipment, net	354	409
Goodwill	3,663	3,663
Other assets	4,806	5,033
Total assets	$150,460	$150,306
Liabilities and equity
Current liabilities:
Trade accounts payable	$21,154	$20,641
Accrued expenses	7,377	7,832
Advances from customers	157	1,472
Income taxes payable	2,082	1,244
Dividends payable	306	211
Due to IDT Corporation	446	600
Other current liabilities	276	209
Total current liabilities	31,798	32,209
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,917 and 1,605 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16,303	13,639
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2013 and December 31, 2012	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,551 and 19,827 shares issued and 19,506 and 19,800 shares outstanding at March 31, 2013 and December 31, 2012, respectively	195	198
Additional paid-in capital	78,541	80,196
Treasury stock, at cost, consisting of 45 and 27 shares of Class B common stock at March 31, 2013 and December 31, 2012, respectively	(330)	(204)
Accumulated other comprehensive income	358	270
Retained earnings	26,559	28,375
Total Genie Energy Ltd. stockholders’ equity	121,642	122,490
Noncontrolling interests:
Noncontrolling interests	(1,980)	(3,393)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(2,980)	(4,393)
Total equity	118,662	118,097
Total liabilities and equity	$150,460	$150,306

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Revenues	$85,331	$57,505
Direct cost of revenues	66,312	39,473

Gross profit	19,019	18,032

Operating expenses and losses:
Selling, general and administrative (i)	12,769	12,407
Research and development	2,488	2,093
Equity in the net loss of AMSO, LLC	1,129	839

Income from operations	2,633	2,693
Interest income	166	46
Financing fees	(1,006)	(731)
Other expense, net	(168)	(14)

Income before income taxes	1,625	1,994
Provision for income taxes	(1,722)	(791)

Net (loss) income	(97)	1,203
Net income attributable to noncontrolling interests	(1,413)	(599)
Net (loss) income attributable to Genie Energy Ltd.	(1,510)	604
Dividends on preferred stock	(306)	—
Net (loss) income attributable to Genie Energy Ltd. common stockholders.	$(1,816)	$604

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.09)	$0.03
Diluted	$(0.09)	$0.03

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	19,541	21,000
Diluted	19,541	22,960

Dividends declared per common share	$—	$0.033
(i) Stock-based compensation included in selling, general and administrative expense	$956	$683

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net (loss) income	$(97)	$1,203
Other comprehensive income:
Change in unrealized loss on available-for-sale securities, net of tax	(34)	—
Foreign currency translation adjustments	122	34

Other comprehensive income	88	34
Comprehensive (loss) income	(9)	1,237
Comprehensive income attributable to noncontrolling interests	(1,413)	(599)
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(1,422)	$638

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating activities
Net (loss) income	$(97)	$1,203
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	25	29
Deferred income taxes	—	90
Stock-based compensation	956	683
Loss on disposal of property	38	—
Equity in the net loss of AMSO, LLC	1,129	839
Change in assets and liabilities:
Restricted cash	(6)	551
Trade accounts receivable	(6,488)	(2,921)
Inventory	2,375	3,087
Prepaid expenses	1,749	843
Other current assets and other assets	124	(884)
Trade accounts payable, accrued expenses and other current liabilities	(9)	(1,326)
Advances from customers	(1,315)	(578)
Due to IDT Corporation	(154)	(143)
Income taxes payable	838	591

Net cash (used in) provided by operating activities	(835)	2,064
Investing activities
Capital expenditures	(11)	(12)
Capital contributions to AMSO, LLC	(762)	(1,139)
Proceeds from maturities of marketable securities	4,000	—

Net cash provided by (used in) investing activities	3,227	(1,151)
Financing activities
Dividends paid	(211)	(1,149)
Proceeds from exercise of stock options	50	5
Repurchases of Class B common stock from employees	(126)	(133)

Net cash used in financing activities	(287)	(1,277)
Effect of exchange rate changes on cash and cash equivalents	134	8

Net increase (decrease) in cash and cash equivalents	2,239	(356)
Cash and cash equivalents at beginning of period	69,409	102,220
Cash and cash equivalents at end of period	$71,648	$101,864

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

●	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, (2) an 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.) (“Afek”), which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil shale development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia.

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands, and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47% and 50% of IDT Energy’s natural gas revenues were generated in the first quarter of 2012 and 2011, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 34% and 35% of IDT Energy’s electricity revenues were generated in the third quarter of 2012 and 2011, respectively. As a result, the Company’s revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at March 31, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Corporate debt scurities	$917	$5,551	$—	$6,468
Derivative contracts	—	26	—	26

Total	$917	$5,577	$—	$6,494

Liabilities:
Derivative contracts	$—	$213	$—	$213

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity future contracts in which the underlying asset is a forward contract, which are classified as Level 2. These derivatives are valued using observable inputs based on quoted market prices in active markets for similar contracts.

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At March 31, 2013, the fair value of the GOGAS stock option was nil.

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012.

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

At March 31, 2013 and December 31, 2012, the carrying amounts of the Company’s financial instruments included in restricted cash, certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities approximate fair value because of the short period of time to maturity. The fair value estimates for restricted cash were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

At March 31, 2013 and December 31, 2012, other assets included an aggregate of $0.7 million in notes receivable from employees. The carrying amounts of the notes receivable approximate fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Marketable Securities

 The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
March 31, 2013:
Corporate debt securities	$6,517	$30	$(79)	$6,468

December 31, 2012:
Corporate debt securities	$10,500	$35	$(50)	$10,485

Proceeds from maturities of available-for-sale securities were $4.0 million and nil in the three months ended March 31, 2013 and 2012, respectively. There were no realized gains or losses from sales of available-for-sale securities in the three months ended March 31, 2013 and 2012. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale corporate debt securities at March 31, 2013 were as follows:

Fair Value
(in thousands)
Within one year	$6,468
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$6,468

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013:
Corporate debt securities	$79	$2,471

December 31, 2012:
Corporate debt securities	$50	$2,500

At March 31, 2013 and December 31, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity future contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to IDT Energy’s forward contracts, therefore the changes in fair value are recorded in earnings.

The summarized volume of IDT Energy’s outstanding future contracts as of March 31, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	July 2013	17,600 MWh
Electricity	August 2013	17,600 MWh
Natural gas	August 2013	310,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$26	$308

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$213	$152

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2013	2012
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(43)	$510

At March 31, 2013 and December 31, 2012, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of March 31, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $63.5 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$242	$(685)
Capital contributions	762	1,139
Equity in the net loss of AMSO, LLC	(1,129)	(839)

Balance, end of period	$(125)	$(385)

At March 31, 2013, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet. At December 31, 2012, the investment in AMSO, LLC was included in “Other assets” in the consolidated balance sheet.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million. At March 31, 2013, AMSO had funded $0.8 million of its share of the 2013 budget. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties. There are also a number of other situations where AMSO’s funding obligation could increase further.

Total can increase AMSO’s required funding commitment if Total notifies AMSO of its commitment to continue to fund the pilot test up to an agreed upon level. At March 31, 2013, AMSO’s funding commitment could have been increased by up to an additional $4.0 million. To date, AMSO has not received such notification from Total.

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

At March 31, 2013, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $3.4 million, based on AMSO, LLC’s 2013 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2013 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4,249
Less: cumulative capital contributions to AMSO, LLC	(762)
Less: liability for equity loss in AMSO, LLC at March 31, 2013	(125)
Maximum exposure to additional loss	$3,362

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating expenses:
General and administrative	$91	$122
Research and development	3,136	2,274
Total operating expenses	3,227	2,396
Loss from operations and net loss	$(3,227)	$(2,396)

Note 6—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2013
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2012	$122,490	$(4,393)	$118,097
Accrued dividends on preferred stock	(306)	—	(306)
Restricted Class B common stock purchased from employees	(126)	—	(126)
Exercise of stock options	50	—	50
Stock-based compensation	956	—	956
Comprehensive (loss) income:
Net (loss) income	(1,510)	1,413	(97)
Other comprehensive income	88	—	88
Comprehensive (loss) income	(1,422)	1,413	(9)
Balance, March 31, 2013	$121,642	$(2,980)	$118,662

Dividend Payments

On February 15, 2013, the Company paid a pro-rated Base Dividend of $0.1317 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2012. In March 2013, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2013. The dividend will be paid on or about May 15, 2013 to stockholders of record as of the close of business on May 8, 2013. The aggregate dividends declared in the three months ended March 31, 2013 were $0.3 million, and the aggregate dividends paid in the three months ended March 31, 2013 were $0.2 million.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. At March 31, 2013, no repurchases had been made and 7 million shares remained available for repurchase under the stock repurchase program.

Exchange Offers and Issuances of Preferred Stock

On August 2, 2012, the Company initiated an offer to exchange up to 8.75 million outstanding shares of its Class B common stock for the same number of shares of its Preferred Stock. The offer expired on October 10, 2012. On October 17, 2012, the Company issued 1,604,591 shares of its Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

On November 26, 2012, the Company initiated an offer to exchange up to 7.15 million outstanding shares of its Class B common stock for the same number of shares of its Preferred Stock. The offer expired on March 5, 2013. On March 11, 2013, the Company issued 313,376 shares of its Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

Variable Interest Entity

In 2011, an employee of IDT Corporation (“IDT”) until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used its network of door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that at the present time it has the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its IDT Energy segment.

The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations. Net income (loss) of CCE, DAD and Tari and aggregate net funding repaid to (provided by) the Company to CCE, DAD and Tari in order to finance their operations were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income (loss):
CCE	$1,591	$1,047
DAD	$(25)	$(157)
Tari	$9	$—
Aggregate funding repaid to (provided by) the Company, net	$1,558	$(127)

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Cash and cash equivalents	$1,844	$1,047
Restricted cash	71	39
Trade accounts receivable	4,794	4,168
Prepaid expenses	—	485
Other current assets	46	519
Property and equipment, net	—	38
Other assets	492	493
Total assets	$7,247	$6,789
Liabilities and members’ interests
Current liabilities	$3,476	$3,035
Due to IDT Energy	3,524	5,082
Noncontrolling interests	247	(1,328)
Total liabilities and noncontrolling interests	$7,247	$6,789

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 7—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Basic weighted-average number of shares	19,541	21,000
Effect of dilutive securities:
Stock options	—	15
Non-vested restricted Class B common stock	—	1,945
Diluted weighted-average number of shares	19,541	22,960

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

	March 31,
	2013	2012
	(in thousands)
Stock options	449	—
Non-vested restricted Class B common stock	1,793	—
Shares excluded from the calculation of diluted earnings per share	2,242	—

The dividends on the 1.9 million shares of Preferred Stock outstanding at March 31, 2013 are expected to reduce net income available to common stockholders by $1.2 million each year.

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

Note 8—Related Party Transaction

The Company was formerly a subsidiary of IDT. On October 28, 2011, the Company was spun-off by IDT and became an independent public company through a pro rata distribution of the Company’s common stock to IDT’s stockholders (the “Spin-Off”). The Company entered into various agreements with IDT prior to the Spin-Off including a Transition Services Agreement, which provides for certain services to be performed by the Company and IDT.

Following the Spin-off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The charges for these services are included in “Selling, general and administrative” expense in the consolidated statements of operations.

Pursuant to the Transition Services Agreement, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The Company’s charges for these services reduce the Company’s “Selling, general and administrative” expenses.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Amount IDT charged the Company	$745	$704
Amount the Company charged IDT	$58	$20

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 96.4% of IDT Energy and 92% of GOGAS. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale project in Colorado, (2) an 89% interest in IEI, the Company’s oil shale project in Israel, (3) Afek, which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil share development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil share resources in a 34,470 square kilometer area in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended March 31, 2013
Revenues	$85,331	$—	$—	$85,331
Income (loss) from operations	8,856	(3,920)	(2,303)	2,633
Research and development	—	2,488	—	2,488
Equity in the net loss of AMSO, LLC	—	1,129	—	1,129

Three Months Ended March 31, 2012
Revenues	$57,505	$—	$—	$57,505
Income (loss) from operations	7,370	(3,096)	(1,581)	2,693
Research and development	—	2,091	2	2,093
Equity in the net loss of AMSO, LLC	—	839	—	839

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
March 31, 2013	$70,655	$36,610	$43,195	$150,460

December 31, 2012	$65,377	$36,561	$48,368	$150,306

Note 10—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase and other commitments of $0.4 million as of March 31, 2013.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. Specifically, IDT Energy is currently subject to an audit of its New York State sales and use tax for the period from June 2003 though August 2009. At March 31, 2013, the Company had accrued $0.8 million for this audit, and the Company’s reasonably possible liability related to this audit, above the amount that has been accrued, range from nil to $1.2 million. At March 31, 2013, the Company accrued for the estimated loss from this audit for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Performance Bonds

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2013, IDT Energy had aggregate performance bonds of $3.2 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2013, the Company was in compliance with such covenants. As of March 31, 2013, restricted cash of $0.6 million and trade accounts receivable of $45.4 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $16.7 million as of March 31, 2013.

Note 11—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, including reclassifications out of accumulated other comprehensive income, were as follows:

(in thousands)	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income	Location of (Gain) Loss Recognized
Balance at December 31, 2012	$(15)	$285	$270
Other comprehensive (loss) income before reclassifications	(18)	122	104
Amounts reclassified from accumulated other comprehensive income	(16)	—	(16)	Interest income
Net other comprehensive income	(34)	122	88
Balance at March 31, 2013	$(49)	$407	$358

Note 12—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At March 31, 2013, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 96.4% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, (2) an 89% interest in Israel Energy Iniatives, Ltd., or IEI, our oil shale project in Israel, (3) Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.), or Afek, which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil shale development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia.

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

As part of this process, in addition to other potential opportunities, we are currently actively evaluating several potential exploration and development projects for oil shale and other conventional and unconventional energy resources in various locations. The energy development prospects vary in potential size, applied technology and potential time to commercial production. The prospects we are evaluating or pursuing are in various stages of development and it is unclear when or if they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders (the Spin-Off).

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

IDT Energy

Seasonality and Weather

IDT Energy’s revenues are impacted by, among other things, the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47% and 50% of IDT Energy’s natural gas revenues were generated in the first quarter of 2012 and 2011, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 34% and 35% of IDT Energy’s electricity revenues were generated in the third quarter of 2012 and 2011, respectively. As a result, our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financials results for the full year.

Concentration of Customers and Associated Credit Risk

IDT Energy reduces its customer credit risk by participating in purchase of receivable, or POR, programs for a significant portion of its receivables. For receivables included in POR programs, utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2013	2012
Con Edison	22%	30%
National Grid USA	12%	15%
National Grid dba Keyspan	na	10%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Con Edison	22%	19%
National Grid USA	11%	na
Penelec	na	10%

na-less than 10% of consolidated gross trade accounts receivable at March 31, 2013 or December 31, 2012

Investment in American Shale Oil, LLC

AMSO, LLC holds a research, development and demonstration lease awarded by the U.S. Bureau of Land Management that covers an area of 160 acres in western Colorado (the RD&D Lease). The lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D Lease.

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A., or Total. As of March 31, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $63.5 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million. At March 31, 2013, AMSO had funded $0.8 million of its share of the 2013 budget. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties. There are also a number of other situations where AMSO’s funding obligation could increase further.

Total can increase AMSO’s required funding commitment if Total notifies AMSO of its commitment to continue to fund the pilot test up to an agreed upon level. At March 31, 2013, AMSO’s funding commitment could have been increased by up to an additional $4.0 million. To date, AMSO has not received such notification from Total.

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

At March 31, 2013, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $3.4 million, based on AMSO, LLC’s 2013 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2013 was determined as follows:

(in millions)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4.2
Less: cumulative capital contributions to AMSO, LLC	(0.8)
Less: liability for equity loss in AMSO, LLC at March 31, 2013	-
Maximum exposure to additional loss	$3.4

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license has been extended until July 2013, and it may be further extended in one year increments until July 2015. IEI has completed the appraisal work and is preparing to apply for permission to construct and operate its pilot test plant, and expects to file its application during the second quarter of 2013. The application review process is lengthy. We do not expect to receive approval for construction before 2014. Once approved, we expect that IEI’s pilot test will require approximately $30 million of investment to construct and operate over a three year period. We currently expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through partnerships and/or sales of equity interests in IEI.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has added seasoned oil and gas exploration professionals to its team and has begun initial geophysical tests to characterize the license area. Afek is currently making preparations for additional geophysical, seismic, and drilling operations.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. To date, Genie Mongolia is the only recipient of an exclusive oil shale survey contract in Mongolia.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

IDT Energy Segment

	Three months ended March 31,		Change
	2013	2012	$	%
	(in millions)
Revenues:
Electric	$54.6	$31.7	$22.9	72.2%
Natural gas	30.7	25.8	4.9	19.1
Total revenues	85.3	57.5	27.8	48.4
Direct cost of revenues	66.3	39.5	26.8	68.0
Gross profit	19.0	18.0	1.0	5.5
Selling, general and administrative	10.1	10.6	(0.5)	(4.7)
Income from operations	$8.9	$7.4	$1.5	20.2%

Revenues. IDT Energy’s electricity revenues increased in the three months ended March 31, 2013 compared to the same period in 2012 as a result of a significant increase in consumption, as well as an increase in the average rate charged to customers. Electricity consumption increased 65.4%, and the average rate charged to customers for electricity increased 4.1%. The increase in electricity consumption was the result of an increase in meters enrolled, coupled with an increase in average consumption per meter. The increase in the average rate charged to customers for electricity was due to an increase in the underlying commodity cost.

IDT Energy's natural gas revenues increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State and Pennsylvania were 25% colder in the three months ended March 31, 2013 than in the same period in 2012. The colder weather resulted in an increase of 10.7% in natural gas consumption in the three months ended March 31, 2013 compared to the same period in 2012, and an increase of 18.2% in consumption per meter in the three months ended March 31, 2013 compared to the same period in 2012. In addition, natural gas revenues increased due to a 7.6% increase in the average rate charged to customers in the three months ended March 31, 2013 compared to the same period in 2012. The increase in consumption was partially offset by a 6.4% decrease in meters enrolled.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
Meters at end of quarter:
Electric customers	319	331	343	313	289
Natural gas customers	166	171	180	182	186
Total meters	485	502	523	495	475

Gross meter acquisitions in the three months ended March 31, 2013 were 66,000 compared to 108,000 in the same period in 2012, which primarily reflects a reduced rate of expansion into new territories in recent quarters. Net meters enrolled decreased by 17,000 or 3.4% in the three months ended March 31, 2013 compared to an increase of 37,000 meters or 8.6% in the three months ended March 31, 2012, as gross meter acquisitions in the three months ended March 31, 2013 were more than offset by higher rates of customer churn. Average monthly churn decreased from 6.4% in the three months ended March 31, 2012 to 6.3% in the three months ended March 31, 2013, primarily because of the decrease in gross customer acquisitions. Newly acquired customers have higher churn rates than longer term customers. Increased competition in some of IDT Energy’s key utility markets also contributed to higher rates of customer churn. IDT Energy is currently waiting for regulatory approvals to enter into additional territories, primarily natural gas only, in Pennsylvania and Maryland. IDT Energy is evaluating additional, deregulation-driven opportunities in Illinois, the District of Columbia, Massachusetts and Connecticut.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 27.8% RCE increase at March 31, 2013 compared to March 31, 2012 reflects primarily the increase in electric meters enrolled as well as a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s growth in RCEs was from expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. The increase in RCEs at March 31, 2013 compared to March 31, 2012 also reflects the consumption increases associated with the more normal weather in the current period compared to the warmer than normal weather in the prior period.

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands)
RCEs at end of quarter:
Electric customers	243	238	235	204	176
Natural gas customers	86	74	87	88	82
Total RCEs	329	312	322	292	258

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2013	2012	$	%
	(in millions)
Direct cost of revenues:
Electric	$44.3	$20.2	$24.1	119.8%
Natural gas	22.0	19.3	2.7	14.0
Total direct cost of revenues	$66.3	$39.5	$26.8	68.0%

	Three months ended March 31,
	2013	2012	Change
Gross margin percentage:
Electric	18.9%	36.5%	(17.6)%
Natural gas	28.2	25.0	3.2
Total gross margin percentage	22.3%	31.4%	(9.1)%

Direct cost of revenues for electricity increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily because consumption increased 65.4% in the three months ended March 31, 2013 compared to the same period in 2012 and the average unit cost of electricity increased 32.9% in the three months ended March 31, 2013 compared to the same period in 2012. The cost of electricity in New York State was unusually high in January and February 2013 compared to the same period in 2012 which had a significant impact on IDT Energy’s average unit cost of electricity.

Direct cost of revenues for natural gas increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the 10.7% increase in consumption in the three months ended March 31, 2013 compared to the same period in 2012 and a 3.0% increase in the average unit cost of natural gas in the three months ended March 31, 2013 compared to the same period in 2012.

Gross margin on electricity sales decreased in the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of the significant increase in the average unit cost of electricity. In addition, IDT Energy’s meters enrolled in Pennsylvania increased in the three months ended March 31, 2013 compared to the same period in 2012 whereas the meters enrolled in New York State decreased. In general, IDT Energy’s gross margin in Pennsylvania is less than the gross margin in New York State. Gross margins on natural gas sales increased in the three months ended March 31, 2013 compared to the same period in 2012 as the cost of the underlying commodity increased less than the increase in the average rate charged to customers. Increased natural gas consumption due to the colder temperatures enabled us to recover costs more efficiently.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to a decrease in customer acquisition costs, partially offset by an increase in billing and purchase of receivable fees and stock-based compensation expense. Customer acquisition costs decreased an aggregate of $1.4 million primarily due to the significant decrease in the number of new customers acquired. Billing and purchase of receivable fees increased an aggregate of $0.7 million as a result of the increase in the average meters served in the three months ended March 31, 2013 compared to the same period in 2012. The $0.1 million increase in stock-based compensation expense was due to expense from the March 2012 grants of equity interests in IDT Energy. The expense from these grants is recognized over the expected service period. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses decreased from 18.5% in the three months ended March 31, 2012 to 11.9% in the three months ended March 31, 2013 primarily because of the significant decrease in costs related to customer acquisitions as well as the increase in revenues.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended March 31,		Change
	2013	2012	$	%
	(in millions)
General and administrative	$0.3	$0.2	$0.1	82.0%
Research and development	2.5	2.1	0.4	19.0
Equity in the net loss of AMSO, LLC	1.1	0.8	0.3	34.7
Loss from operations	$3.9	$3.1	$0.8	26.6%

General and Administrative. General and administrative expenses increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in costs associated with our global business development efforts.

Research and Development.  Research and development expenses consist of the following:

	Three months ended March 31,
	2013	2012
	(in millions)
IEI	$1.2	$1.7
Genie Mongolia	1.0	0.4
Afek	0.3	—
Total research and development expenses	$2.5	$2.1

During the three months ended March 31, 2013 and the year ended December 31, 2012, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications that will initiate the pilot permitting process. In April 2013, IEI received the governmental directives required for preparation and submission of an environmental impact statement, which is a necessary component of the permit application for construction and operation of an oil shale pilot test facility. IEI intends to submit its application during the second quarter of 2013. The increase in Genie Mongolia’s expenses related to the joint geological survey with the Republic of Mongolia of certain of that country’s oil shale deposits, and the efforts to finalize an exclusive oil shale development agreement with the Petroleum Authority of Mongolia, which was executed in April 2013. We expect Afek will begin to incur significant expenses related to its exploration and appraisal program in the second half of 2013.

Equity in the Net Loss of AMSO, LLC.  In early March 2013, AMSO, LLC initiated start-up of its oil shale pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s approach. AMSO, LLC is currently evaluating modifications to the electric heater to improve its reliability while simultaneously developing plans for an alternative heating system, although the alternative heating system could delay the pilot test re-start by approximately a year. During the second quarter of 2013, AMSO, LLC expects to decide whether to proceed with another electric heater test and/or develop and test an alternative heating system. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

AMSO’s equity in the net loss of AMSO, LLC increased in the three months ended March 31, 2013 compared to the same period in 2012 due to the increase in AMSO, LLC’s net loss to $3.2 million in the three months ended March 31, 2013 from $2.4 million in the three months ended March 31, 2012. AMSO, LLC’s net loss increased due to the costs associated with the start-up of its pilot test in early March 2013.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended March 31,		Change
	2013	2012	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.3	$1.6	$0.7	45.6%

The increase in general and administrative expenses in the three months ended March 31, 2013 as compared to the same period in 2012 was due primarily to increases in stock-based compensation, payroll and related expenses and legal and professional fees.

Consolidated

Selling, General and Administrative. IDT charges us for services it provides pursuant to the Transition Services Agreement. In both the three months ended March 31, 2013 and 2012, IDT charged us $0.7 million, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.0 million and $0.7 million in the three months ended March 31, 2013 and 2012, respectively. The increase is primarily due to expense from the March 2012 grants of equity interests in certain of our subsidiaries, partially offset by a decrease in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period. At March 31, 2013, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $6.1 million, which is expected to be recognized as follows: $3.1 million in the year ending March 31, 2014, $1.8 million in the year ending March 31, 2015, $0.8 million in the year ending March 31, 2016 and the remaining $0.4 million from April 2016 through November 2019.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2013	2012	$	%
	(in millions)
Income from operations	$2.6	$2.7	$(0.1)	(2.2)%
Interest income	0.2	—	0.2	260.9
Financing fees	(1.0)	(0.7)	(0.3)	(37.6)
Other expense, net	(0.2)	—	(0.2)	nm
Provision for income taxes	(1.7)	(0.8)	(0.9)	(117.7)
Net (loss) income	(0.1)	1.2	(1.3)	(108.1)
Net income attributable to noncontrolling interests	(1.4)	(0.6)	(0.8)	(135.9)
Net (loss) income attributable to Genie	$(1.5)	$0.6	$(2.1)	(350.0)%

nm—not meaningful

 Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in the three months ended March 31, 2013 compared to the similar period in 2012 primarily because of the higher consumption by IDT Energy’s customers.

Other Expense, net.  Other expense, net in the three months ended March 31, 2013 and 2012 consisted primarily of foreign currency translation losses of $0.1 million and $14,000, respectively, as well as a loss on disposal of property in the three months ended March 31, 2013 of $38,000.

Provision for Income Taxes.  The increase in the provision for income taxes in the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase in federal and state income tax expense in Citizen’s Choice Energy, LLC, or CCE, as a result of an increase in CCE’s income before tax, as well as an increase in IDT Energy’s state income tax expense, partially offset by an increase in benefit from income tax due to an increase in GOGAS’ pre-tax loss. CCE is not included in our consolidated income tax return, therefore we cannot offset GOGAS’ losses against CCE’s income.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended March 31, 2013 compared to the similar period in 2012 primarily relates to 100% of the net income (loss) incurred by CCE and DAD Sales, LLC, or DAD, which are variable interest entities that are consolidated within our IDT Energy segment. We do not have any ownership interest in CCE or DAD, therefore all net income or loss incurred by CCE or DAD has been attributed to noncontrolling interests. CCE’s net income in the three months ended March 31, 2013 was $1.6 million compared to $1.0 million in the three months ended March 31, 2012, and DAD’s net loss in the three months ended March 31, 2013 was $25,000 compared to $0.2 million in the three months ended March 31, 2012. Similar to the trends in the IDT Energy segment, CCE’s net income increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in gross profit and a reduction in customer acquisition costs, and DAD’s net loss decreased in the three months ended March 31, 2013 compared to the same period in 2012 due to a reduction in customer acquisition costs.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents and IDT Energy’s cash flow from operating activities. We currently expect that our operations in the next twelve months and the $91.1 million balance of cash, cash equivalents, restricted cash, certificates of deposit and marketable securities that we held as of March 31, 2013 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2013.

As of March 31, 2013, we had working capital (current assets less current liabilities) of $109.8 million.

	Three months ended March 31,
	2013	2012
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(0.8)	$2.1
Investing activities	3.2	(1.2)
Financing activities	(0.3)	(1.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	—

Increase (decrease) in cash and cash equivalents	$2.2	$(0.4)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our IDT Energy segment. We provided CCE, DAD and Tari with all of the cash required to fund their operations. In the three months ended March 31, 2013, CCE, DAD and Tari repaid $1.6 million to us. In the three months ended March 31, 2012, we provided CCE, DAD and Tari with net funding of $0.1 million in order to finance their operations.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2013, we were in compliance with such covenants. As of March 31, 2013, restricted cash of $0.6 million and trade accounts receivable of $45.4 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $16.7 million as of March 31, 2013.

We are subject to audits in various jurisdictions for various taxes. Specifically, IDT Energy is currently subject to an audit of its New York State sales and use tax for the period from June 2003 though August 2009. At March 31, 2013, IDT Energy had accrued $0.8 million for this audit, and the reasonably possible liability related to this audit, above the amount that has been accrued, range from nil to $1.2 million. At March 31, 2013, we accrued for the estimated loss from this audit for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $11,000 in the three months ended March 31, 2013 compared to $12,000 in the three months ended March 31, 2012. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending March 31, 2014 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at March 31, 2013.

In the three months ended March 31, 2013 and 2012, cash used for capital contributions to AMSO, LLC was $0.8 million and $1.1 million, respectively.

In the three months ended March 31, 2013, proceeds from maturities of marketable securities were $4.0 million.

Financing Activities

In the three months ended March 31, 2013, we paid a pro-rated Base Dividend of $0.1317 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2012. The aggregate amount paid was $0.2 million. In March 2013, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the first quarter of 2013. The dividend will be paid on or about May 15, 2013 to stockholders of record as of the close of business on May 8, 2013. In addition, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future. The Base Dividend on the 1.9 million shares of our Series 2012-A Preferred Stock for 2013 is expected to be an aggregate of $1.2 million. In the three months ended March 31, 2012, we paid a cash dividend of $0.05 per share to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in the three months ended March 31, 2012 were $1.1 million.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. At March 31, 2013, no repurchases have been made and 7 million shares remained available for repurchase under the stock repurchase program.

We received proceeds from the exercise of our stock options of $50,000 and $5,000 in the three months ended March 31, 2013 and 2012, respectively.

In the three months ended March 31, 2013, we paid $0.1 million to repurchase 17,412 shares of our Class B common stock, and in the three months ended March 31, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At March 31, 2013, there were no amounts borrowed or utilized for letters of credit under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $47.6 million at March 31, 2013 from $41.1 million at December 31, 2012 reflecting the seasonal increase in our revenues.

Inventory of natural gas decreased to $0.3 million at March 31, 2013 from $2.6 million at December 31, 2012 primarily due to the reduction in quantity as a result of sales of natural gas during the winter heating season.

Contractual Obligations

The following table quantifies our future contractual obligations as of March 31, 2013:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$3.5	$3.5	$—	$—	$—
IDT Energy’s forward contracts	3.2	3.2	—	—	—
Purchase and other obligations	0.4	0.4	—	—	—
Operating leases	0.4	0.2	0.2	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)	$7.5	$7.3	$0.2	$—	$—

(1)
AMSO’s total committed investment in AMSO, LLC is subject to certain situations where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

(2)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2013 of $0.3 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2013, IDT Energy had aggregate performance bonds of $3.2 million outstanding.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2013 had remained the same as in the three months ended March 31, 2012, our gross profit from electricity sales would have increased by $8.8 million in the three months ended March 31, 2013 and our gross profit from natural gas sales would have decreased by $1.5 million in that same period.

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

The summarized volume of IDT Energy’s outstanding call and put options and future contracts as of March 31, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	July 2013	17,600 MWh
Electricity	August 2013	17,600 MWh
Natural gas	August 2013	310,000 Dth

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may from time to time be subject to legal proceedings that have arisen in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2013 (2)	17,412	$7.21	—	20,000,000
February 1–28, 2013	—	$—	—	20,000,000
March 1–31, 2013	—	$—	—	7,000,000

Total (3)	17,412	$7.21	—

(1)
Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we are authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock. Under our previous stock repurchase program, which was approved by our Board of Directors on December 8, 2011, we were authorized to repurchase up to an aggregate of 20 million shares of our Class B common stock.

(2)
Consists of 17,412 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

(3)	Excludes 313,376 shares of Class B common stock that were exchanged by our stockholders on March 11, 2013 for an equal number of shares of Series 2012-A Preferred Stock pursuant to an exchange offer.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 10, 2013	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

May 10, 2013	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer