Form 10-Q
period 2013-06-30
Genie Energy Ltd.
filed 2013-08-09
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 8, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	19,640,304 shares outstanding (excluding 44,614 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$71,823	$69,409
Restricted cash—short-term	10,909	10,841
Certificates of deposit	5,205	2,205
Marketable securities	3,919	10,485
Trade accounts receivable, net of allowance for doubtful accounts of $130 at June 30, 2013 and December 31, 2012	35,501	40,932
Inventory	1,853	2,644
Prepaid expenses	1,239	3,315
Deferred income tax assets	599	599
Other current assets	927	771
Total current assets	131,975	141,201
Property and equipment, net	395	409
Goodwill	3,663	3,663
Restricted cash—long-term	1,003	2
Other assets	5,061	5,031
Total assets	$142,097	$150,306
Liabilities and equity
Current liabilities:
Trade accounts payable	$18,093	$20,641
Accrued expenses	7,335	7,832
Advances from customers	475	1,472
Income taxes payable	1,997	1,244
Dividends payable	—	211
Due to IDT Corporation	300	600
Other current liabilities	252	209
Total current liabilities	28,452	32,209
Other liabilities	67	—
Total liabilities	28,519	32,209
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,917 and 1,605 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16,303	13,639
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2013 and December 31, 2012	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,551 and 19,827 shares issued and 19,506 and 19,800 shares outstanding at June 30, 2013 and December 31, 2012, respectively	195	198
Additional paid-in capital	79,612	80,196
Treasury stock, at cost, consisting of 45 and 27 shares of Class B common stock at June 30, 2013 and December 31, 2012, respectively	(330)	(204)
Accumulated other comprehensive income	381	270
Retained earnings	20,658	28,375
Total Genie Energy Ltd. stockholders’ equity	116,835	122,490
Noncontrolling interests:
Noncontrolling interests	(2,257)	(3,393)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(3,257)	(4,393)
Total equity	113,578	118,097
Total liabilities and equity	$142,097	$150,306

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$55,134	$42,826	$140,465	$100,331
Direct cost of revenues	(45,168)	(31,178)	(111,480)	(70,651)
Gross profit	9,966	11,648	28,985	29,680
Operating expenses and losses:
Selling, general and administrative (i)	12,137	12,965	24,906	25,372
Research and development	2,592	2,784	5,081	4,877
Equity in the net loss of AMSO, LLC	806	905	1,935	1,744
Loss from operations	(5,569)	(5,006)	(2,937)	(2,313)
Interest income	127	63	292	109
Financing fees	(789)	(634)	(1,795)	(1,365)
Other expense, net	(18)	(70)	(185)	(84)
Loss before income taxes	(6,249)	(5,647)	(4,625)	(3,653)
Benefit from (provision for) income taxes	81	1,933	(1,640)	1,142
Net loss	(6,168)	(3,714)	(6,265)	(2,511)
Net loss (income) attributable to noncontrolling interests	267	462	(1,146)	(137)
Net loss attributable to Genie Energy Ltd.	(5,901)	(3,252)	(7,411)	(2,648)
Dividends on preferred stock	(306)	—	(611)	—
Net loss attributable to Genie Energy Ltd. common stockholders.	$(6,207)	$(3,252)	$(8,022)	$(2,648)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders	$(0.32)	$(0.15)	$(0.41)	$(0.13)

Weighted-average number of shares used in calculation of basic and diluted loss per share	19,313	21,037	19,427	21,018
Dividends declared per common share	$—	$0.05	$—	$0.083
(i) Stock-based compensation included in selling, general and administrative expenses	$1,134	$958	$2,091	$1,641

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(6,168)	$(3,714)	$(6,265)	$(2,511)
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(10)	6	(44)	6
Foreign currency translation adjustments	23	(108)	145	(74)
Other comprehensive income (loss)	13	(102)	101	(68)
Comprehensive loss	(6,155)	(3,816)	(6,164)	(2,579)
Comprehensive loss (income) attributable to noncontrolling interests	277	479	(1,136)	(120)
Comprehensive loss attributable to Genie Energy Ltd.	$(5,878)	$(3,337)	$(7,300)	$(2,699)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities
Net loss	$(6,265)	$(2,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50	52
Deferred income taxes	—	(1,121)
Stock-based compensation	2,091	1,641
Loss on disposal of property	37	—
Equity in the net loss of AMSO, LLC	1,935	1,744
Change in assets and liabilities:
Restricted cash	(1,069)	266
Trade accounts receivable	5,431	(2,698)
Inventory	791	2,372
Prepaid expenses	2,076	2,103
Other current assets and other assets	(170)	(957)
Trade accounts payable, accrued expenses and other current liabilities	(3,000)	1,773
Advances from customers	(997)	(101)
Due to IDT Corporation	(300)	(303)
Income taxes payable	753	(410)
Net cash provided by operating activities	1,363	1,850
Investing activities
Capital expenditures	(77)	(49)
Capital contributions to AMSO, LLC	(1,825)	(2,048)
Issuance of note receivable	(125)	(550)
Purchases of certificates of deposit	(3,000)	—
Purchase of marketable securities	—	(6,930)
Proceeds from maturities and sale of marketable securities	6,531	—
Net cash provided by (used in) investing activities	1,504	(9,577)
Financing activities
Increase in restricted cash	—	(10,004)
Dividends paid	(521)	(3,056)
Proceeds from exercise of stock options	53	5
Repurchases of Class B common stock from employees	(126)	(133)
Net cash used in financing activities	(594)	(13,188)
Effect of exchange rate changes on cash and cash equivalents	141	(9)
Net increase (decrease) in cash and cash equivalents	2,414	(20,924)
Cash and cash equivalents at beginning of period	69,409	102,220
Cash and cash equivalents at end of period	$71,823	$81,296

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). IDT Energy has outstanding deferred stock units granted to directors and employees that represent an obligation for 2.3% of the equity of IDT Energy. Genie’s principal businesses consist of the following:

●	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, (2) an 87.7% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.) (“Afek”), which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil shale development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at June 30, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Corporate debt securities	$908	$3,011	$—	$3,919
Derivative contracts	—	629	—	629
Total	$908	$3,640	$—	$4,548
Liabilities:
Derivative contracts	$—	$188	$—	$188

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity future contracts in which the underlying asset is a forward contract and put and call options, which are classified as Level 2. These derivatives are valued using observable inputs based on quoted market prices in active markets for similar contracts.

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At June 30, 2013, the fair value of the GOGAS stock option was nil.

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013 and 2012.

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

At June 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial instruments included in restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for restricted cash—short-term were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

At June 30, 2013 and December 31, 2012, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

At June 30, 2013 and December 31, 2012, other assets included an aggregate of $0.7 million in notes receivable from employees. The carrying amounts of the notes receivable approximated fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Marketable Securities

 The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
June 30, 2013:
Corporate debt securities	$3,978	$16	$(75)	$3,919
December 31, 2012:
Corporate debt securities	$10,500	$35	$(50)	$10,485

Proceeds from maturities and sale of available-for-sale securities were $2.5 million and $6.5 million in the three and six months ended June 30, 2013, respectively and nil in the three and six months ended June 30, 2012. Realized gains or losses from sales of available-for-sale securities were nil in the three and six months ended June 30, 2013 and 2012. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale corporate debt securities at June 30, 2013 were as follows:

Fair Value
(in thousands)
Within one year	$3,919
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$3,919

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013:
Corporate debt securities	$75	$1,919
December 31, 2012:
Corporate debt securities	$50	$2,500

The following available-for-sale securities at June 30, 2013 have been in a continuous unrealized loss position for 12 months or longer. At December 31, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer.

	Unrealized Losses	Fair Value
	(in thousands)
Corporate debt securities	$61	$1,416

The Company concluded that the decline in the value of its marketable debt securities was temporary, since collection is probable and the Company has the ability and intent to hold the securities until maturity in September and October 2013.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity future contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to IDT Energy’s contracts and options, therefore the changes in fair value are recorded in earnings. At June 30, 2013 and December 31, 2012, IDT Energy’s contracts and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of IDT Energy’s outstanding contracts and options as of June 30, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	July 2013	17,600 MWh
Electricity	August 2013	157,600 MWh
Electricity	December 2013	88,340 MWh
Electricity	July 2014	35,200 MWh
Electricity	August 2014	16,800 MWh
Natural gas	August 2013	380,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$629	$308

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$188	$152

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2013	2012	2013	2012
		(in thousands)
Energy contracts and options	Direct cost of revenues	$75	$141	$32	$651

Total		$75	$141	$32	$651

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of June 30, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $66.5 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Balance, beginning of period	$242	$(685)
Capital contributions	1,825	2,048
Equity in the net loss of AMSO, LLC	(1,935)	(1,744)
Balance, end of period	$132	$(381)

At June 30, 2013 and December 31, 2012, the investment in AMSO, LLC was included in “Other assets” in the consolidated balance sheet.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million. At June 30, 2013, AMSO had funded $1.8 million of its share of the 2013 budget. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties.

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

At June 30, 2013, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $2.4 million, based on AMSO, LLC’s 2013 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2013 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4,249
Less: cumulative capital contributions to AMSO, LLC	(1,825)
Maximum exposure to additional loss	$2,424

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
General and administrative	$124	$135	$273	$257
Research and development	2,219	2,451	5,297	4,725
Loss from operations	2,343	2,586	5,570	4,982
Other income	41	—	41	—
Net loss	$(2,302)	$(2,586)	$(5,529)	$(4,982)

Note 6—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2013
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2012	$122,490	$(4,393)	$118,097
Accrued dividends on preferred stock	(306)	—	(306)
Restricted Class B common stock purchased from employees	(126)	—	(126)
Exercise of stock options	53	—	53
Stock-based compensation	2,024	—	2,024
Comprehensive (loss) income:
Net (loss) income	(7,411)	1,146	(6,265)
Other comprehensive income (loss)	111	(10)	101
Comprehensive (loss) income	(7,300)	1,136	(6,164)
Balance, June 30, 2013	$116,835	$(3,257)	$113,578

Dividend Payments

On February 15, 2013, the Company paid a pro-rated Base Dividend of $0.1317 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2012. On May 15, 2013, the Company paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2013. In July 2013, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2013. The dividend will be paid on or about August 15, 2013 to stockholders of record as of the close of business on August 7, 2013. The aggregate dividends declared in the six months ended June 30, 2013 were $0.3 million, and the aggregate dividends paid in the six months ended June 30, 2013 were $0.5 million.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. At June 30, 2013, no repurchases had been made and 7 million shares remained available for repurchase under the stock repurchase program.

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

Grants of Equity of Subsidiaries

In May 2013, the Company granted 1.0% of the equity in IEI to certain employees of the Company. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013.

The Company elected to exchange vested deferred stock units of IDT Energy previously granted to employees and directors of the Company for shares of the Company’s Class B common stock upon the vesting of the deferred stock units. Accordingly, in August 2013, the Company issued 133,750 shares of the Company’s Class B common stock in exchange for 23.6 vested deferred stock units of IDT Energy.

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

Net income (loss) of CCE, DAD and Tari and aggregate net funding repaid to the Company by CCE, DAD and Tari from their operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss):
CCE	$72	$(114)	$1,663	$934
DAD	$(10)	$(32)	$(35)	$(189)
Tari	$1	$37	$10	$37
Aggregate funding repaid to the Company, net	$2,845	$1,749	$4,403	$1,622

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Assets
Cash and cash equivalents	$468	$1,047
Restricted cash	31	39
Trade accounts receivable	2,242	4,168
Prepaid expenses	144	485
Other current assets	209	519
Property and equipment, net	—	38
Other assets	493	493
Total assets	$3,587	$6,789
Liabilities and members’ interests
Current liabilities	$2,597	$3,035
Due to IDT Energy	679	5,082
Noncontrolling interests	311	(1,328)
Total liabilities and noncontrolling interests	$3,587	$6,789

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 7—Loss Per Share

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

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	449	457	449	457
Non-vested restricted Class B common stock	1,785	1,988	1,785	1,988
Shares excluded from the calculation of diluted earnings per share	2,234	2,445	2,234	2,445

The dividends on the 1.9 million shares of Preferred Stock outstanding at June 30, 2013 are expected to reduce net income available to common stockholders by $1.2 million each year, compared to periods prior to the issuance of the Preferred Stock.

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

Employees and directors of the Company that were previously granted restricted stock of IEI have the right to exchange the restricted stock of IEI, upon vesting of such shares, into shares of the Company’s Class B common stock. Also, IDT Energy has the right to exchange the deferred stock units it previously granted to employees and directors of the Company, upon vesting of such units, into shares of the Company’s Class B common stock or to redeem the units for cash. The exchange of IEI restricted stock and IDT Energy’s deferred stock units, if elected, will be based on the relative fair value of the shares exchanged. The number of shares of the Company’s Class B common stock issuable in an exchange for IEI restricted stock or IDT Energy’s deferred stock units are not currently determinable. If shares of the Company’s Class B common stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Amount IDT charged the Company	$705	$840	$1,450	$1,544
Amount the Company charged IDT	$49	$26	$107	$46

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of IDT Energy and 92% of GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an obligation for 2.3% of the equity of IDT Energy. The Company has two reportable business segments: IDT Energy, a REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale project in Colorado, (2) an 87.7% interest in IEI, the Company’s oil shale project in Israel, (3) Afek, which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil shale development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended June 30, 2013
Revenues	$55,134	$—	$—	$55,134
Income (loss) from operations	520	(3,888)	(2,201)	(5,569)
Research and development	—	2,592	—	2,592
Equity in the net loss of AMSO, LLC	—	806	—	806

Three Months Ended June 30, 2012
Revenues	$42,826	$—	$—	$42,826
Income (loss) from operations	1,059	(3,902)	(2,163)	(5,006)
Research and development	—	2,786	(2)	2,784
Equity in the net loss of AMSO, LLC	—	905	—	905

Six Months Ended June 30, 2013
Revenues	$140,465	$—	$—	$140,465
Income (loss) from operations	9,375	(7,808)	(4,504)	(2,937)
Research and development	—	5,081	—	5,081
Equity in the net loss of AMSO, LLC	—	1,935	—	1,935

Six Months Ended June 30, 2012
Revenues	$100,331	$—	$—	$100,331
Income (loss) from operations	8,429	(6,998)	(3,744)	(2,313)
Research and development	—	4,877	—	4,877
Equity in the net loss of AMSO, LLC	—	1,744	—	1,744

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
June 30, 2013	$56,614	$36,622	$48,861	$142,097

December 31, 2012	$65,377	$36,561	$48,368	$150,306

Note 10—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase commitments of $0.8 million as of June 30, 2013.

Tax Audits

In July 2013, IDT Energy negotiated a settlement of an audit of its New York State sales and use tax for the period from June 2003 though August 2009. As a result, IDT Energy paid $0.9 million in July 2013, all of which was accrued at June 30, 2013.

The Company is subject to audits in various jurisdictions for various taxes. At June 30, 2013, the Company accrued for the estimated losses from audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letter of Credit

As of June 30, 2013, the Company had a $2.0 million letter of credit outstanding for the benefit of a regional transmission organization that coordinates the movement of wholesale electricity. The letter of credit expires in March 2014.

Performance Bonds

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2013, IDT Energy had aggregate performance bonds of $2.4 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2013, the Company was in compliance with such covenants. As of June 30, 2013, restricted cash of $0.9 million and trade accounts receivable of $33.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $16.0 million as of June 30, 2013.

Note 11—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, including reclassifications out of accumulated other comprehensive income, were as follows:

(in thousands)	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income	Location of (Gain) Loss Recognized
Balance at December 31, 2012	$(15)	$285	$270
Other comprehensive (loss) income before reclassifications	(36)	155	119
Amounts reclassified from accumulated other comprehensive income	(8)	—	(8)	Interest income
Net other comprehensive (loss) income	(44)	155	111
Balance at June 30, 2013	$(59)	$440	$381

Note 12—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At June 30, 2013, there were no amounts borrowed under the line of credit, $2.0 million was utilized for letters of credit and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an obligation for 2.3% of the equity of IDT Energy. Our principal businesses consist of the following:

●	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, (2) an 87.7% interest in Israel Energy Iniatives, Ltd., or IEI, our oil shale project in Israel, (3) Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.), or Afek, which was awarded an exclusive petroleum license by the Government of Israel covering 396.5 square kilometers in the southern portion of the Golan Heights, and (4) Genie Mongolia, which entered into an exclusive oil shale development agreement with the Petroleum Authority of Mongolia to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Six Months Ended June 30,
	2013	2012
Con Edison	23%	33%
National Grid USA	12%	13%
West Penn Power	10%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Con Edison	26%	19%
West Penn Power	11%	na
Penelec	10%	10%

na-less than 10% of consolidated gross trade accounts receivable at December 31, 2012

Investment in American Shale Oil, LLC

AMSO, LLC holds a research, development and demonstration lease awarded by the U.S. Bureau of Land Management that covers an area of 160 acres in western Colorado (the RD&D Lease). The RD&D Lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D Lease.

We account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A., or Total. As of June 30, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $66.5 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million. At June 30, 2013, AMSO had funded $1.8 million of its share of the 2013 budget. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties.

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

At June 30, 2013, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $2.4 million, based on AMSO, LLC’s 2013 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2013 was determined as follows:

(in millions)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4.2
Less: cumulative capital contributions to AMSO, LLC	(1.8)
Maximum exposure to additional loss	$2.4

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license has been extended until July 2014, and it may be further extended for one year through July 2015. In June 2013, IEI submitted its permit application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. The application review process is lengthy. We do not expect to receive approval for construction before mid-2014. We currently expect to use the cash that we currently have to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through partnerships and/or sales of equity interests in IEI.

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

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

IDT Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues:
Electricity	$45.1	$35.4	$9.7	27.4%	$99.7	$67.1	$32.6	48.6%
Natural gas	10.1	7.5	2.6	35.3	40.8	33.2	7.6	22.7
Total revenues	55.2	42.9	12.3	28.7	140.5	100.3	40.2	40.0
Direct cost of revenues	45.2	31.2	14.0	44.9	111.5	70.6	40.9	57.8
Gross profit	10.0	11.7	(1.7)	(14.4)	29.0	29.7	(0.7)	(2.3)
Selling, general and administrative expenses	9.5	10.6	(1.1)	(10.8)	19.6	21.3	(1.7)	(7.7)
Income from operations	$0.5	$1.1	$(0.6)	(50.9)%	$9.4	$8.4	$1.0	11.2%

Revenues. IDT Energy’s electricity revenues increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of a significant increase in consumption, as well as an increase in the average rate charged to customers. Electricity consumption increased 20.2% and 41.4% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, and the average rate charged to customers for electricity increased 6.0% and 5.1% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in electricity consumption was the result of an increase in meters enrolled, which increased 11.3% and 19.6% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, coupled with an increase in average consumption per meter, which increased 8.0% and 18.2% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in the average rate charged to customers for electricity was due to an increase in the underlying commodity cost. The increase in the average consumption per meter is attributable to the acquisition of relatively higher consuming meters in Pennsylvania and Maryland, as compared to the meters in our legacy customer base.

IDT Energy's natural gas revenues increased in the three months ended June 30, 2013 compared to the same period in 2012 as a result of an increase in the average rate charged to customers, although consumption and meters enrolled decreased in the three months ended June 30, 2013 compared to the same period in 2012. In the three months ended June 30, 2013 compared to the same period in 2012, the average rate charged to customers for natural gas increased 38.9%, natural gas consumption decreased 2.6% and meters enrolled decreased 10.4%.

IDT Energy's natural gas revenues increased in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heating. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State and Pennsylvania were 25% colder in the three months ended March 31, 2013 than in the same period in 2012. The colder weather resulted in an increase of 6.9% in natural gas consumption in the six months ended June 30, 2013 compared to the same period in 2012, and an increase of 16.7% in consumption per meter in the six months ended June 30, 2013 compared to the same period in 2012. In addition, natural gas revenues increased due to a 14.8% increase in the average rate charged to customers in the six months ended June 30, 2013 compared to the same period in 2012. The increase in consumption was partially offset by an 8.4% decrease in meters enrolled in the six months ended June 30, 2013 compared to the same period in 2012.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
			(in thousands)
Meters at end of quarter:
Electric customers	314	319	331	343	313
Natural gas customers	161	166	171	180	182
Total meters	475	485	502	523	495

Gross meter acquisitions in the three and six months ended June 30, 2013 were 71,000 and 137,000, respectively, compared to 101,000 and 209,000 in the three and six months ended June 30, 2012, respectively, which primarily reflects a reduced rate of expansion into new territories in recent quarters. Net meters enrolled decreased by 10,000 or 2.1% in the three months ended June 30, 2013 compared to an increase of 20,000 meters or 4.1% in the three months ended June 30, 2012, and decreased by 27,000 meters or 5.4% in the six months ended June 30, 2013 compared to an increase of 57,000 meters or 13.0% in the six months ended June 30, 2012, as gross meter acquisitions in the three and six months ended June 30, 2013 were more than offset by higher rates of customer churn. Average monthly churn decreased from 6.6% in the three months ended June 30, 2012 to 6.3% in the three months ended June 30, 2013, and from 6.5% in the six months ended June 30, 2012 to 6.3% in the six months ended June 30, 2013, primarily because of the decrease in gross customer acquisitions since newly acquired customers have higher churn rates than longer term customers. Increased competition in some of IDT Energy’s key utility markets also contributed to higher rates of customer churn. During the three months ended June 30, 2013, IDT Energy began testing the sale of several products in the Commonwealth Edison territory in Illinois, and expects that the testing and evaluation process will take some time before it can determine an acceptable model for material meter acquisition. IDT Energy has license applications pending to enter into additional territories, primarily gas and dual meter territories, in Pennsylvania, Maryland and the District of Columbia. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts and Connecticut.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 22.3% RCE increase at June 30, 2013 compared to June 30, 2012 reflects primarily the increase in electric meters enrolled as well as a shift in IDT Energy’s electricity customer base to customers with higher consumption per meter. A significant portion of IDT Energy’s growth in RCEs was from expansion into electric-only utilities’ territories, with higher electric consumption per meter than IDT Energy’s legacy customer base. The increase in RCEs at June 30, 2013 compared to June 30, 2012 also reflects the consumption increases associated with the more normal weather in the current period compared to the warmer than normal weather in the prior period.

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(in thousands)
RCEs at end of quarter:
Electric customers	263	243	238	235	204
Natural gas customers	94	86	74	87	88
Total RCEs	357	329	312	322	292

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Direct cost of revenues:
Electricity	$38.4	$25.9	$12.5	47.9%	$82.6	$46.0	$36.6	79.4%
Natural gas	6.8	5.3	1.5	29.8	28.9	24.6	4.3	17.4
Total direct cost of revenues	$45.2	$31.2	$14.0	44.9%	$111.5	$70.6	$40.9	57.8%

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Gross margin percentage:
Electricity	14.9%	26.8%	(11.9)%	17.1%	31.4%	(14.3)%
Natural gas	32.2	29.3	2.9	29.2	26.0	3.2
Total gross margin percentage	18.1%	27.2%	(9.1)%	20.6%	29.6%	(9.0)%

Direct cost of revenues for electricity increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily because consumption increased 20.2% and 41.4% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, and the average unit cost of electricity increased 23.1% and 26.8% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The cost of electricity increased in May and June 2013 compared to the same period in 2012, and the cost of electricity in New York State was unusually high in January and February 2013 compared to the same period in 2012, which had a significant impact on IDT Energy’s average unit cost of electricity in the three and six months ended June 30, 2013 compared to the same periods in 2012.

Direct cost of revenues for natural gas increased in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to the 33.4% increase in the average unit cost of natural gas since natural gas consumption decreased 2.6%. Direct cost of revenues for natural gas increased in the six months ended June 30, 2013 compared to the same period in 2012 due to the 9.8% increase in the average unit cost of natural gas and a 6.9% increase in consumption.

Gross margin on electricity sales decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 because the increase in the average rate charged to customers for electricity was less than the increase in the average unit cost of electricity. The gross margin on electricity sales was negatively impacted in the three and six months ended June 30, 2013 compared to the same periods in 2012 by a number of factors including a rapidly rising commodity price environment, the impact of increased promotional activity implemented to mitigate churn and facilitate customer acquisition, and the effects of an internal pricing system issue that constrained our ability to make timely adjustments to electric rates in some newer territories. In addition, IDT Energy’s meters enrolled in Pennsylvania increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 whereas the meters enrolled in New York State decreased. In general, due to market conditions, IDT Energy’s gross margin in Pennsylvania is less than the gross margin in New York State. Gross margins on natural gas sales increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 as the cost of the underlying commodity increased less than the increase in the average rate charged to customers. Increased natural gas consumption due to the colder temperatures in the three months ended March 31, 2013 compared to the same period in 2012 enabled us to recover costs more efficiently in the six months ended June 30, 2013 compared to the same period in 2012.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended June 30, 2013 compared to the same periods in 2012 was primarily due to decreases in customer acquisition costs, severance expense and stock-based compensation expense, partially offset by increases in billing and purchase of receivable fees. Customer acquisition costs decreased an aggregate of $0.6 million and $2.0 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the significant decrease in the number of new customers acquired. Severance expense decreased $0.4 million and $0.3 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The $0.2 million and $0.1 million decreases in stock-based compensation expense in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to reductions in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period. Billing and purchase of receivable fees increased an aggregate of $0.3 million and $1.0 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the increases in IDT Energy’s revenues. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses decreased from 24.7% and 21.2% in the three and six months ended June 30, 2012, respectively, to 17.1% and 14.0% in the three and six months ended June 30, 2013, respectively, primarily because of the significant decrease in costs related to customer acquisitions as well as the increase in revenues.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions )
General and administrative expenses	$0.5	$0.2	$0.3	131.6%	$0.8	$0.4	$0.4	109.8%
Research and development	2.6	2.8	(0.2)	(7.0)	5.1	4.9	0.2	4.2
Equity in net loss of AMSO, LLC	0.8	0.9	(0.1)	(11.0)	1.9	1.7	0.2	11.0
Loss from operations	$(3.9)	$(3.9)	$—	0.4%	$(7.8)	$(7.0)	$(0.8)	(11.6%)

General and Administrative. General and administrative expenses increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to an increase in stock-based compensation expense, which increased $0.2 million and $0.3 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In May 2013, we granted an aggregate of 1.0% of the equity in IEI to certain of our employees. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013.

Research and Development. Research and development expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
IEI	$1.0	$2.3	$2.1	$3.9
Genie Mongolia	0.7	0.5	1.7	1.0
Afek	0.8	—	1.1	—
Other	0.1	—	0.2	—
Total research and development expenses	$2.6	$2.8	$5.1	$4.9

In June 2013, IEI submitted its permit application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. We do not expect to receive approval for construction before mid-2014. During the six months ended June 30, 2013 and the year ended December 31, 2012, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the pilot permitting process. The increase in Genie Mongolia’s expenses in the three and six months ended June 30, 2013 compared to the same periods in 2012 related to the joint geological survey with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In the three months ended June 30, 2013, Afek began staffing, identifying contractors and preparing permit applications for appraisal wells. We expect that Afek will begin to incur significant expenses related to its exploration and appraisal program in the second half of 2013.

Equity in the Net Loss of AMSO, LLC.  In early March 2013, AMSO, LLC initiated start-up of its oil shale pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. AMSO, LLC subsequently decided not to attempt to re-engineer the current downhole electrical heating system. Instead, it has initiated a comprehensive review of alternative heating system solutions. AMSO, LLC intends to qualify, design, engineer, build and thoroughly test the heating solution offering the best prospects for reliable pilot test operations. A key objective of the development process is to significantly de-risk the pilot operations before heater installation. In addition, this alternative heating system qualification process may result in development of a solution applicable to subsequent phases of the research, development and demonstration project’s operations. The heater development process is expected to require at least twelve months and possibly significantly longer. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

AMSO’s equity in the net loss of AMSO, LLC decreased in the three months ended June 30, 2013 compared to the same period in 2012 due to a decrease in AMSO, LLC’s net loss to $2.3 million in the three months ended June 30, 2013 from $2.6 million in the three months ended June 30, 2012. AMSO, LLC’s net loss decreased as a result of a reduction in pilot test expenditures due to the electric heater failure after the start-up of the pilot test in March 2013. AMSO’s equity in the net loss of AMSO, LLC increased in the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in AMSO, LLC’s net loss to $5.5 million in the six months ended June 30, 2013 from $5.0 million in the six months ended June 30, 2012. AMSO, LLC’s net loss increased due to the costs associated with the start-up of its pilot test.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.2	$2.2	$—	1.8%	$4.5	$3.7	$0.8	20.3%

The increase in general and administrative expenses in the three and six months ended June 30, 2013 as compared to the same periods in 2012 was due primarily to increases in charitable contributions and stock-based compensation, partially offset by decreases in payroll and related expenses.

Consolidated

Selling, General and Administrative. IDT charges us for services it provides pursuant to the Transition Services Agreement. In the three months ended June 30, 2013 and 2012, IDT charged us $0.7 million and $0.8 million, respectively, and in the six months ended June 30, 2013 and 2012, IDT charged us $1.5 million, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.1 million and $2.1 million in the three and six months ended June 30, 2013, respectively, compared to $1.0 million and $1.6 million in the same periods in 2012. The increases are primarily due to expense from the March 2012 grants of equity interests in certain of our subsidiaries and the May 2013 grant of equity in IEI, partially offset by a decrease in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period.

At June 30, 2013, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.8 million, which is expected to be recognized as follows: $3.2 million in the twelve months ending June 30, 2014, $2.0 million in the twelve months ending June 30, 2015 and the remaining $0.6 million from July 2015 through November 2019.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Loss from operations	$(5.6)	$(5.0)	$(0.6)	(11.2)%	$(2.9)	$(2.3)	$(0.6)	(27.0)%
Interest income	0.1	—	0.1	101.6	0.3	0.1	0.2	167.9
Financing fees	(0.8)	(0.6)	(0.2)	(24.4)	(1.8)	(1.4)	(0.4)	(31.5)
Other expense, net	—	(0.1)	0.1	74.3	(0.2)	(0.1)	(0.1)	(120.2)
Benefit from (provision for) income taxes	0.1	1.9	(1.8)	(95.8)	(1.7)	1.2	(2.9)	(243.6)
Net loss	(6.2)	(3.8)	(2.4)	(66.1)	(6.3)	(2.5)	(3.8)	(149.5)
Net loss (income) attributable to noncontrolling interests	0.3	0.5	(0.2)	(42.2)	(1.1)	(0.1)	(1.0)	(736.5)
Net loss attributable to Genie	$(5.9)	$(3.3)	$(2.6)	(81.5)%	$(7.4)	$(2.6)	$(4.8)	(179.9)%

 Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily because of the higher consumption by IDT Energy’s customers.

Other Expense, net.  The change in other expense, net was primarily due to the change in foreign currency translation (loss) gain to losses of $20,000 and $0.1 million in the three and six months ended June 30, 2013, respectively, from a gain of $7,000 and a loss of $7,000, in the three and six months ended June 30, 2012, respectively, as well as a loss on disposal of property in the six months ended June 30, 2013 of $37,000.

Benefit from (Provision for) Income Taxes.  The decrease in benefit from income taxes in the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a decrease in IDT Energy’s income before tax. The change in income taxes in the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to an increase in federal and state income tax expense in Citizen’s Choice Energy, LLC, or CCE, as a result of an increase in CCE’s income before tax, as well as an increase in IDT Energy’s state income tax expense. CCE is not included in our consolidated income tax return, therefore we cannot offset GOGAS’ losses against CCE’s income. We currrently have a full valuation allowance applied to our deferred income tax assets and as such do not recongize tax benefits on GOGAS's losses in excess of IDT Energy’s income.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily relates to 100% of the net income (loss) incurred by CCE and DAD Sales, LLC, or DAD, which are variable interest entities that are consolidated within our IDT Energy segment. We do not have any ownership interest in CCE or DAD, therefore, all net income or loss incurred by CCE or DAD has been attributed to noncontrolling interests. CCE’s net income (loss) in the three and six months ended June 30, 2013 was $0.1 million and $1.7 million, respectively, compared to $(0.1) million and $0.9 million in the three and six months ended June 30, 2012, respectively, and DAD’s net loss in the three and six months ended June 30, 2013 was $10,000 and $35,000, respectively, compared to $32,000 and $189,000 in the three and six months ended June 30, 2012, respectively. CCE’s net income increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to a reduction in customer acquisition costs, and DAD’s net loss decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to reductions in customer acquisition costs and payroll expense.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents and IDT Energy’s cash flow from operating activities. We currently expect that our operations in the next twelve months and the $91.9 million balance of cash, cash equivalents, restricted cash—short-term, certificates of deposit and marketable securities that we held as of June 30, 2013 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending June 30, 2014.

As of June 30, 2013, we had working capital (current assets less current liabilities) of $103.5 million.

	Six months ended June 30,
	2013	2012
	(in millions)
Cash flows provided by (used in):
Operating activities	$1.4	$1.9
Investing activities	1.5	(9.6)
Financing activities	(0.6)	(13.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	—

Increase (decrease) in cash and cash equivalents	$2.4	$(20.9)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our IDT Energy segment. We previously provided CCE, DAD and Tari with all of the cash required to fund their operations. In the six months ended June 30, 2013 and 2012, CCE, DAD and Tari repaid $4.4 million and $1.6 million, respectively, to us.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2013, we were in compliance with such covenants. As of June 30, 2013, restricted cash of $0.9 million and trade accounts receivable of $33.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $16.0 million as of June 30, 2013.

In July 2013, IDT Energy negotiated a settlement of an audit of its New York State sales and use tax for the period from June 2003 though August 2009. As a result, IDT Energy paid $0.9 million in July 2013, all of which was accrued at June 30, 2013. We are subject to audits in various jurisdictions for various taxes. At June 30, 2013, we accrued for the estimated losses from audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $77,000 in the six months ended June 30, 2013 compared to $49,000 in the six months ended June 30, 2012. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending June 30, 2014 will be approximately $0.2 million. We did not have any material commitments for capital expenditures at June 30, 2013.

In the six months ended June 30, 2013 and 2012, cash used for capital contributions to AMSO, LLC was $1.8 million and $2.0 million, respectively.

In the six months ended June 30, 2012, we entered into loans with employees for an aggregate of $0.6 million.

In the six months ended June 30, 2013 and 2012, we used cash of $3.0 million and nil, respectively, to purchase certificates of deposit, and nil and $6.9 million, respectively, to purchase marketable securities. In the six months ended June 30, 2013 and 2012, proceeds from maturities and sale of marketable securities were $6.5 million and nil, respectively.

Financing Activities

Restricted cash and cash equivalents increased nil and $10.0 million in the six months ended June 30, 2013 and 2012, repectively. The increase in the six months ended June 30, 2012 was due to $10.0 million that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

In the six months ended June 30, 2013, we paid an aggregate Base Dividend of $0.2911 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2012 and for the first quarter of 2013. The aggregate amount paid was $0.5 million. In July 2013, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the second quarter of 2013. The dividend will be paid on or about August 15, 2013 to stockholders of record as of the close of business on August 7, 2013. In addition, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future. The Base Dividend on the 1.9 million shares of our Series 2012-A Preferred Stock for 2013 is expected to be an aggregate of $1.2 million. In the six months ended June 30, 2012, we paid a cash dividend of $0.133 per share to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in the six months ended June 30, 2012 were $3.1 million.

We received proceeds from the exercise of our stock options of $53,000 and $5,000 in the six months ended June 30, 2013 and 2012, respectively.

In the six months ended June 30, 2013, we paid $0.1 million to repurchase 17,412 shares of our Class B common stock, and in the six months ended June 30, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. At June 30, 2013, no repurchases have been made and 7 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every six months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At June 30, 2013, there were no amounts borrowed under the line of credit, $2.0 million was utilized for letters of credit and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $35.6 million at June 30, 2013 from $41.1 million at December 31, 2012 reflecting the seasonal decline in revenue, particularly for natural gas, since December 31, 2012.

Inventory of natural gas decreased to $1.9 million at June 30, 2013 from $2.6 million at December 31, 2012 primarily due to the reduction in quantity as a result of sales of natural gas during the winter heating season.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of June 30, 2013:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$2.4	$2.4	$—	$—	$—
IDT Energy’s derivative contracts	19.1	16.2	2.9	—	—
Purchase and other obligations	1.1	1.1	—	—	—
Operating leases	0.4	0.2	0.2	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)	$23.0	$19.9	$3.1	$—	$—

(1)	The timing of AMSO’s payments to AMSO, LLC is based on the current budget and other projections and is subject to change.
(2)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2013 of $0.4 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letter of credit (1)	$2.0	$2.0	$—	$—	$—

(1)	The above table does not include an aggregate of $2.4 million in performance bonds due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2013, IDT Energy had aggregate performance bonds of $2.4 million outstanding.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2013 had remained the same as in the six months ended June 30, 2012, our gross profit from electricity sales would have increased by $12.7 million in the six months ended June 30, 2013 and our gross profit from natural gas sales would have decreased by $2.7 million in that same period.

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

The summarized volume of IDT Energy’s outstanding contracts and options as of June 30, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	July 2013	17,600 MWh
Electricity	August 2013	157,600 MWh
Electricity	December 2013	88,340 MWh
Electricity	July 2014	35,200 MWh
Electricity	August 2014	16,800 MWh
Natural gas	August 2013	380,000 Dth

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities for strategic and speculative purposes. As of June 30, 2013, the carrying value of our marketable securities was $3.9 million. Investments in marketable securities carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our marketable securities may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2013	—	$—	—	7,000,000
May 1–31, 2013	—	$—	—	7,000,000
June 1–30, 2013	—	$—	—	7,000,000

Total	—	$—	—

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

Genie Energy Ltd.

August 9, 2013	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

August 9, 2013	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer