Form 10-Q
period 2013-09-30
Genie Energy Ltd.
filed 2013-11-12
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	19,625,948 shares outstanding (excluding 58,978 treasury shares)

 GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
Assets	(Unaudited)	(Note 1)
Current assets:	(in thousands)
Cash and cash equivalents	$71,847	$69,409
Restricted cash—short-term	10,469	10,841
Certificates of deposit	5,339	2,205
Marketable securities	401	10,485
Trade accounts receivable, net of allowance for doubtful accounts of $130 at September 30, 2013 and December 31, 2012	39,133	40,932
Inventory	3,478	2,644
Prepaid expenses	2,663	3,315
Deferred income tax assets	599	599
Other current assets	1,755	771
Total current assets	135,684	141,201
Property and equipment, net	583	409
Goodwill	3,663	3,663
Restricted cash—long-term	1,039	2
Other assets	5,207	5,031
Total assets	$146,176	$150,306

Liabilities and equity
Current liabilities:
Trade accounts payable	$17,565	$20,641
Accrued expenses	7,719	7,832
Advances from customers	1,074	1,472
Income taxes payable	1,936	1,244
Dividends payable	—	211
Due to IDT Corporation	521	600
Other current liabilities	827	209
Total current liabilities	29,642	32,209
Other liabilities	225	—
Total liabilities	29,867	32,209
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,917 and 1,605 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16,303	13,639
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2013 and December 31, 2012	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,685 and 19,827 shares issued and 19,626 and 19,800 shares outstanding at September 30, 2013 and December 31, 2012, respectively	197	198
Additional paid-in capital	82,710	80,196
Treasury stock, at cost, consisting of 59 and 27 shares of Class B common stock at September 30, 2013 and December 31, 2012, respectively	(473)	(204)
Accumulated other comprehensive income	619	270
Retained earnings	22,340	28,375
Total Genie Energy Ltd. stockholders’ equity	121,712	122,490
Noncontrolling interests:
Noncontrolling interests	(4,403)	(3,393)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(5,403)	(4,393)
Total equity	116,309	118,097
Total liabilities and equity	$146,176	$150,306

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$71,638	$63,725	$212,103	$164,056
Direct cost of revenues	(51,699)	(42,285)	(163,179)	(112,936)
Gross profit	19,939	21,440	48,924	51,120
Operating expenses and losses:
Selling, general and administrative (i)	12,666	15,199	37,572	40,572
Research and development	2,653	2,264	7,734	7,141
Equity in the net loss of AMSO, LLC	672	508	2,607	2,252
Income from operations	3,948	3,469	1,011	1,155
Interest income	59	164	351	275
Financing fees	(729)	(732)	(2,524)	(2,097)
Other expense, net	(159)	(11)	(344)	(95)
Income (loss) before income taxes	3,119	2,890	(1,506)	(762)
Provision for income taxes	(1,077)	(3,974)	(2,717)	(2,833)
Net income (loss)	2,042	(1,084)	(4,223)	(3,595)
Net income attributable to noncontrolling interests	(51)	(1,557)	(1,197)	(1,694)
Net income (loss) attributable to Genie Energy Ltd.	1,991	(2,641)	(5,420)	(5,289)
Dividends on preferred stock	(306)	—	(917)	—
Net income (loss) attributable to Genie Energy Ltd. common stockholders.	$1,685	$(2,641)	$(6,337)	$(5,289)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.09	$(0.13)	$(0.33)	$(0.25)
Diluted	$0.08	$(0.13)	$(0.33)	$(0.25)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	19,384	21,037	19,413	21,025
Diluted	21,089	21,037	19,413	21,025
Dividends declared per common share	$—	$0.05	$—	$0.133
(i) Stock-based compensation included in selling, general and administrative expenses	$1,064	$973	$3,155	$2,614

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$2,042	$(1,084)	$(4,223)	$(3,595)
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	59	(31)	15	(25)
Foreign currency translation adjustments	176	143	321	70
Other comprehensive income	235	112	336	45
Comprehensive income (loss)	2,277	(972)	(3,887)	(3,550)
Comprehensive income attributable to noncontrolling interests	(48)	(1,557)	(1,184)	(1,677)
Comprehensive income (loss) attributable to Genie Energy Ltd.	$2,229	$(2,529)	$(5,071)	$(5,227)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities
Net loss	$(4,223)	$(3,595)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	80	91
Deferred income taxes	—	4,587
Stock-based compensation	3,155	2,614
Loss on disposal of property	37	—
Equity in the net loss of AMSO, LLC	2,607	2,252
Change in assets and liabilities:
Restricted cash	(665)	280
Trade accounts receivable	1,799	(9,567)
Inventory	(834)	1,296
Prepaid expenses	651	1,264
Other current assets and other assets	(950)	(1,084)
Trade accounts payable, accrued expenses and other current liabilities	(2,556)	4,508
Advances from customers	(399)	398
Due to IDT Corporation	(78)	(182)
Income taxes payable	693	(1,709)
Net cash (used in) provided by operating activities	(683)	1,153

Investing activities
Capital expenditures	(300)	(64)
Capital contributions to AMSO, LLC	(2,345)	(2,925)
Issuance of note receivable	(375)	(650)
Purchases of licenses and security deposit	—	(175)
Purchases of certificates of deposit	(5,330)	(2,205)
Proceeds from maturities of certificates of deposit	2,205	—
Purchase of marketable securities	(3)	(11,484)
Proceeds from maturities and sale of marketable securities	10,033	—
Net cash provided by (used in) investing activities	3,885	(17,503)

Financing activities
Increase in restricted cash	—	(10,010)
Dividends paid	(826)	(4,205)
Proceeds from exercise of stock options	53	5
Repurchases of Class B common stock from employees	(270)	(133)
Net cash used in financing activities	(1,043)	(14,343)
Effect of exchange rate changes on cash and cash equivalents	279	(8)
Net increase (decrease) in cash and cash equivalents	2,438	(30,701)
Cash and cash equivalents at beginning of period	69,409	102,220
Cash and cash equivalents at end of period	$71,847	$71,519

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 2.3% of the equity of IDT Energy. Genie’s principal businesses consist of the following:

●	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, (2) an 88.6% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) an 89% interest in Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.) (“Afek”), the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at September 30, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Corporate debt securities	$401	$—	$—	$401
Derivative contracts	—	446	634	1,080
Total	$401	$446	$634	$1,481

Liabilities:
Derivative contracts	$—	$183	$575	$758

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of put and call options and natural gas and electricity future contracts in which the underlying asset is a forward contract, which are classified as either Level 2 or Level 3. The Level 2 derivatives are valued using observable inputs based on quoted market prices in active markets for similar contracts. The fair value of the Level 3 derivatives was based on the value of the underlying contracts, estimated in conjunction with the counterparty and could not be corroborated by the market.

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At September 30, 2013, the fair value of the GOGAS stock option was nil.

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012. The following table summarizes the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$299	$(20)	$—	$—
Total gains (losses) (realized or unrealized) included in earnings in “Direct cost of revenues”	335	(555)	275	(575)
Purchases, sales, issuances and settlements:
Purchases	—	—	359	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$634	$(575)	$634	$(575)

The amount of total gains or losses for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets and liabilities held at the end of the period	$354	$(575)	$325	$(575)

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

At September 30, 2013 and December 31, 2012, the carrying amounts of the Company’s financial instruments included in restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for restricted cash—short-term were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, dividends payable, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

At September 30, 2013 and December 31, 2012, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

At September 30, 2013 and December 31, 2012, other assets included an aggregate of $0.9 million and $0.7 million, respectively, in notes receivable primarily from employees. The carrying amounts of the notes receivable approximated fair value. The fair value of the notes receivable was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Marketable Securities

 The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
September 30, 2013:
Corporate debt securities	$401	$—	$—	$401

December 31, 2012:
Corporate debt securities	$10,500	$35	$(50)	$10,485

Proceeds from maturities and sale of available-for-sale securities were $3.5 million and $10.0 million in the three and nine months ended September 30, 2013, respectively. There were no maturities or sales of available-for-sale securities in the three and nine months ended September 30, 2012.  There were no realized gains or losses from sales of available-for-sale securities in the three and nine months ended September 30, 2013 and 2012. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale corporate debt securities at September 30, 2013 were as follows:

Fair Value
(in thousands)
Within one year	$401
After one year through five years	—
After five years through ten years	—
After ten years	—

Total	$401

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012:
Corporate debt securities	$50	$2,500

At December 31, 2012, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity put and call options and future contracts are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to IDT Energy’s contracts and options, therefore the changes in fair value are recorded in earnings. At September 30, 2013 and December 31, 2012, IDT Energy’s contracts and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of IDT Energy’s outstanding contracts and options as of September 30, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	December 2013	88,340 MWh
Electricity	January 2014	44,000 MWh
Electricity	February 2014	40,000 MWh
Electricity	July 2014	52,800 MWh
Electricity	August 2014	50,400 MWh
Electricity	September 2014	16,800 MWh
Natural gas	November 2013	150,000 Dth
Natural gas	December 2013	775,000 Dth
Natural gas	January 2014	375,000 Dth
Natural gas	February 2014	1,425,000 Dth
Natural gas	March 2014	225,000 Dth
Natural gas	July 2014	77,500 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$1,080	$308

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$758	$152

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2013	2012	2013	2012
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(426)	$(17)	$(394)	$(101)

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A. (“Total”). As of September 30, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $68.0 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Balance, beginning of period	$242	$(685)
Capital contributions	2,345	2,925
Equity in the net loss of AMSO, LLC	(2,607)	(2,252)
Balance, end of period	$(20)	$(12)

At September 30, 2013, the liability for the equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet. At December 31, 2012, the investment in AMSO, LLC was included in “Other assets” in the consolidated balance sheet.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million, although the Company currently anticipates that total expenditures for 2013 will be below budget. At September 30, 2013, AMSO had funded $2.3 million of its share of the 2013 budget. In October 2013, AMSO contributed $0.4 million to AMSO, LLC. The Company anticipates that AMSO’s total contributions for 2013 will not exceed $2.7 million. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties.

Either Total or AMSO may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares of additional funding. The agreements with Total provide for varying consequences for AMSO’s failure to fund its share at different stages of the project, including dilution of AMSO’s interest in AMSO, LLC or paying interest to Total for expenditures they fund on behalf of AMSO. Additionally, even if AMSO were to withdraw its interest in AMSO, LLC, it will remain liable for its share of expenditures for safety and environmental reclamation related to events occurring prior to its withdrawal. AMSO is evaluating its options with respect to funding AMSO, LLC during 2014, and funding of less than its full share would result in dilution of its interest in AMSO, LLC.

At September 30, 2013, the Company’s maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $1.9 million, based on AMSO, LLC’s 2013 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at September 30, 2013 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4,249
Less: cumulative capital contributions to AMSO, LLC	(2,345)
Less: liability for equity loss in AMSO, LLC at September 30, 2013	(20)

Maximum exposure to additional loss	$1,884

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Operating expenses:
General and administrative	$162	$132	$435	$389
Research and development	1,758	1,320	7,055	6,046
Loss from operations	1,920	1,452	7,490	6,435
Other income	—	—	41	—
Net loss	$(1,920)	$(1,452)	$(7,449)	$(6,435)

Note 6—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2013
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2012	$122,490	$(4,393)	$118,097
Accrued dividends on preferred stock	(615)	—	(615)
Restricted Class B common stock purchased from employees for tax withholdings	(270)	—	(270)
Exercise of stock options	53	—	53
Issuance of Genie Class B common stock to holders of deferred stock units of subsidiary	1,837	(1,837)	—
Grants of equity of subsidiaries	357	(357)	—
Stock-based compensation	2,931	—	2,931
Comprehensive (loss) income:
Net (loss) income	(5,420)	1,197	(4,223)
Other comprehensive income (loss)	349	(13)	336
Comprehensive (loss) income	(5,071)	1,184	(3,887)
Balance, September 30, 2013	$121,712	$(5,403)	$116,309

Dividend Payments

On February 15, 2013, the Company paid a pro-rated Base Dividend of $0.1317 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2012. On May 15, 2013 and on August 15, 2013, the Company paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first and second quarters of 2013. In October 2013, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2013. The dividend will be paid on or about November 15, 2013 to stockholders of record as of the close of business on November 4, 2013. The aggregate dividends declared and paid in the nine months ended September 30, 2013 were $0.8 million.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. At September 30, 2013, no repurchases had been made and 7 million shares remained available for repurchase under the stock repurchase program.

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

Grants and Sales of Equity in Subsidiaries

Per the terms of his employment agreement, Dr. Harold Vinegar, Chief Scientist of the Company (“Vinegar”), has an option to purchase, at fair value (with reference to the Company’s historical funding), up to 10% of the GOGAS ventures in which he is a key contributor:

●
In November 2008, Vinegar purchased a 10% interest in IEI. In connection with this purchase, the purchase agreement provides Vinegar with certain no cost anti-dilution protection as follows. If IEI issues certain of its shares in order to raise capital until the capitalization of IEI equals $20 million, IEI shall issue to Vinegar additional shares to maintain his 10% interest in IEI.

●	In October 2013, the Company completed the sale of 9.5% of the equity in Afek to Vinegar as per the terms of his employment agreement.

In May 2013, the Company granted 1.0% of the equity in IEI to certain employees of the Company. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013.

The Company elected to exchange vested deferred stock units of IDT Energy previously granted to employees and directors of the Company for shares of the Company’s Class B common stock upon the vesting of the deferred stock units based on the relative fair value of the shares exchanged. Accordingly, in August 2013, the Company issued 133,758 shares of the Company’s Class B common stock in exchange for 23.6 vested deferred stock units of IDT Energy.

On November 4, 2013, the Company’s Board of Directors approved the grant of 1.0% of the equity in Genie Mongolia to Michael Jonas, Executive Vice President of GOGAS, and the executive managing the Company’s business in Mongolia. Michael Jonas is also the son of Howard Jonas, Chairman of the Board of Directors of the Company.

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

Net income (loss) of CCE, DAD and Tari and aggregate net funding (provided by) repaid to the Company by CCE, DAD and Tari were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss):
CCE	$697	$1,895	$2,360	$2,828
DAD	$—	$(124)	$(35)	$(313)
Tari	$—	$61	$10	$98
Aggregate funding (provided by) repaid to the Company, net	$(601)	$(1,069)	$3,802	$553

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Cash and cash equivalents	$1,180	$1,047
Restricted cash	56	39
Trade accounts receivable	2,230	4,168
Prepaid expenses	406	485
Other current assets	310	519
Property and equipment, net	—	38
Other assets	489	493
Total assets	$4,671	$6,789

Liabilities and members’ interests
Current liabilities	$2,383	$3,035
Due to IDT Energy	1,280	5,082
Noncontrolling interests	1,008	(1,328)
Total liabilities and noncontrolling interests	$4,671	$6,789

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 7—Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Basic weighted-average number of shares	19,384	21,037	19,413	21,025
Effect of dilutive securities:
Stock options	40	—	—	—
Non-vested restricted Class B common stock	1,665	—	—	—
Diluted weighted-average number of shares	21,089	21,037	19,413	21,025

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	—	457	449	457
Non-vested restricted Class B common stock	—	1,988	1,785	1,988
Shares excluded from the calculation of diluted earnings per share	—	2,445	2,234	2,445

The dividends on the 1.9 million shares of Preferred Stock outstanding at September 30, 2013 are expected to reduce net income available to common stockholders by $1.2 million each year, compared to periods prior to the issuance of the Preferred Stock.

An entity affiliated with Lord (Jacob) Rothschild has a one-time option through November 12, 2017 to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties. The number of shares issuable in such an exchange is not currently determinable. If this option is exercised, the shares issued by the Company may dilute the earnings per share in future periods.

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in IEI, Afek, and any equity interest that he may acquire in Genie Mongolia or certain other entities that may be created by the Company, for shares of the Company. Employees and directors of the Company that were previously granted restricted stock of IEI have the right to exchange the restricted stock of IEI, upon vesting of such shares, into shares of the Company’s Class B common stock. Also, IDT Energy has the right to exchange the deferred stock units it previously granted to employees and directors of the Company, upon vesting of such units, into shares of the Company’s Class B common stock or to redeem the units for cash. These exchanges, if elected, would be based on the relative fair value of the shares exchanged. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Amount IDT charged the Company	$913	$974	$2,363	$2,517
Amount the Company charged IDT	$82	$20	$189	$66

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of IDT Energy and 92% of GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 2.3% of the equity of IDT Energy. The Company has two reportable business segments: IDT Energy, a REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 50% interest in AMSO, LLC, the Company’s oil shale project in Colorado, (2) an 88.6% interest in IEI, the Company’s oil shale project in Israel, (3) an 89% interest in Afek, the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended September 30, 2013
Revenues	$71,638	$—	$—	$71,638
Income (loss) from operations	9,596	(3,699)	(1,949)	3,948
Research and development	—	2,653	—	2,653
Equity in the net loss of AMSO, LLC	—	672	—	672

Three Months Ended September 30, 2012
Revenues	$63,725	$—	$—	$63,725
Income (loss) from operations	8,679	(3,171)	(2,039)	3,469
Research and development	—	2,264	—	2,264
Equity in the net loss of AMSO, LLC	—	508	—	508

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Nine Months Ended September 30, 2013
Revenues	$212,103	$—	$—	$212,103
Income (loss) from operations	18,972	(11,507)	(6,454)	1,011
Research and development	—	7,734	—	7,734
Equity in the net loss of AMSO, LLC	—	2,607	—	2,607

Nine Months Ended September 30, 2012
Revenues	$164,056	$—	$—	$164,056
Income (loss) from operations	17,108	(10,169)	(5,784)	1,155
Research and development	—	7,141	—	7,141
Equity in the net loss of AMSO, LLC	—	2,252	—	2,252

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
September 30, 2013	$68,722	$37,044	$40,410	$146,176

December 31, 2012	$65,377	$36,561	$48,368	$150,306

Note 10—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase commitments of $1.3 million as of September 30, 2013.

In October 2013, the Company entered into a contract related to Afek’s exploration drilling program pursuant to which the Company’s purchase commitment is currently $0.8 million.

Tax Audits

In July 2013, IDT Energy negotiated a settlement of an audit of its New York State sales and use tax for the period from June 2003 through August 2009. As a result, IDT Energy paid $0.9 million in July 2013, all of which was previously accrued.

The Company is subject to audits in various jurisdictions for various taxes. At September 30, 2013, the Company accrued for the estimated losses from audits for which it is probable that a liability has been incurred. At September 30, 2013, the Company’s reasonably possible liability above the amount accrued was zero to $0.3 million. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letter of Credit

As of September 30, 2013, the Company had a $2.0 million letter of credit outstanding for the benefit of a regional transmission organization that coordinates the movement of wholesale electricity. The letter of credit expires in March 2014.

Performance Bonds

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2013, IDT Energy had aggregate performance bonds of $3.0 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2013, the Company was in compliance with such covenants. As of September 30, 2013, restricted cash of $0.4 million and trade accounts receivable of $37.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $13.8 million as of September 30, 2013.

Note 11—Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component, including reclassifications out of accumulated other comprehensive income, were as follows:

(in thousands)	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income	Location of (Gain) Loss Recognized
Balance at December 31, 2012	$(15)	$285	$270
Other comprehensive (loss) income before reclassifications	(34)	334	300
Amounts reclassified from accumulated other comprehensive income	49	—	49	Interest income
Net other comprehensive income	15	334	349
Balance at September 30, 2013	$—	$619	$619

Note 12—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At September 30, 2013, there were no amounts borrowed under the line of credit, $2.0 million was utilized for letters of credit and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 2.3% of the equity of IDT Energy. Our principal businesses consist of the following:

●	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

●
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, (2) an 88.6% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel, (3) an 89% interest in Afek Oil and Gas, Ltd. (formerly Genie Israel Oil and Gas, Ltd.), or Afek, our conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) Genie Mongolia, our oil shale exploration project in Central Mongolia.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Nine Months Ended September 30,
	2013	2012
Con Edison	26%	38.6%
West Penn Power	11%	na
Penelec	10%	na
National Grid USA	10%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Con Edison	25%	19%
West Penn Power	11%	na
Penelec	na	10%

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

AMSO has agreed to fund AMSO, LLC’s expenditures as follows: 20% of the initial $50 million of expenditures, 35% of the next $50 million in approved expenditures and 50% of approved expenditures in excess of $100 million. AMSO has also agreed to fund 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved. The remaining amounts are to be funded by Total S.A., or Total. As of September 30, 2013, the cumulative contributions of AMSO and Total to AMSO, LLC were $68.0 million. AMSO’s allocated share of the net loss of AMSO, LLC, which is currently 35%, is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2013 is $4.2 million, although we currently anticipate that total expenditures for 2013 will be below budget. At September 30, 2013, AMSO had funded $2.3 million of its share of the 2013 budget. In October 2013, AMSO contributed $0.4 million to AMSO, LLC, and we anticipate that AMSO’s total contributions for 2013 will not exceed $2.7 million. AMSO is obligated to fund its share of the expenditures it approves in accordance with the agreement between the parties.

Either Total or AMSO may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares, they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares of additional funding. The agreements with Total provide for varying consequences for AMSO’s failure to fund its share at different stages of the project, including dilution of AMSO’s interest in AMSO, LLC or paying interest to Total for expenditures they fund on behalf of AMSO. Additionally, even if AMSO were to withdraw its interest in AMSO, LLC, it will remain liable for its share of expenditures for safety and environmental reclamation related to events occurring prior to its withdrawal. AMSO is evaluating its options with respect to funding AMSO, LLC during 2014, and funding of less than its full share would result in dilution of its interest in AMSO, LLC.

At September 30, 2013, our maximum exposure to additional loss as a result of our required investment in AMSO, LLC was $1.9 million, based on AMSO, LLC’s 2013 budget. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at September 30, 2013 was determined as follows:

(in millions)
AMSO’s committed investment in AMSO, LLC based on the 2013 budget	$4.2
Less: cumulative capital contributions to AMSO, LLC	(2.3)
Maximum exposure to additional loss	$1.9

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license has been extended until July 2014, and it may be further extended for one year through July 2015. In June 2013, IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. During the three months ended September 30, 2013, IEI was asked to submit additional information for its application. The revised application was submitted on November 3, 2013. The permit evaluation process is expected to take at least nine months from acceptance of a completed proposal by the Planning Committee and potentially significantly longer. We currently expect to use internal resources to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through partnerships and/or sales of equity interests.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained seasoned oil and gas exploration professionals and has initiated discussions with vendors to conduct the next steps in the exploration project. During the three months ended September 30, 2013, Afek conducted preliminary geo-physical work including electromagnetic tests and seismic analysis to characterize the subsurface prior to drilling exploration wells. The exploration drilling program is scheduled to begin as early as the first half of 2014.

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

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

IDT Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues:
Electricity	$66.9	$59.0	$7.9	13.4%	$166.6	$126.1	$40.5	32.1%
Natural gas	4.7	4.7	—	(0.1)	45.5	37.9	7.6	19.9
Total revenues	71.6	63.7	7.9	12.4	212.1	164.0	48.1	29.3
Direct cost of revenues	51.7	42.3	9.4	22.3	163.2	112.9	50.3	44.5
Gross profit	19.9	21.4	(1.5)	(7.0)	48.9	51.1	(2.2)	(4.3)
Selling, general and administrative expenses	10.3	12.7	(2.4)	(19.0)	29.9	34.0	(4.1)	(11.9)
Income from operations	$9.6	$8.7	$0.9	10.6%	$19.0	$17.1	$1.9	10.9%

Revenues. IDT Energy’s electricity revenues increased in the three months ended September 30, 2013 compared to the same period in 2012 as a result of an increase in the average rate charged to customers, as consumption was substantially unchanged and average meters enrolled decreased. The average rate charged to customers for electricity increased 12.6% in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in the underlying commodity cost. Electricity consumption increased 0.8% in the three months ended September 30, 2013 compared to the same period in 2012, and average meters enrolled decreased 5.6% in the three months ended September 30, 2013 compared to the same period in 2012. Average consumption per meter increased 6.7% in the three months ended September 30, 2013 compared to the same period in 2012, which was attributable to the acquisition of relatively higher consuming meters in Pennsylvania and Maryland, as compared to the meters in our legacy customer base.

IDT Energy’s electricity revenues increased in the nine months ended September 30, 2013 compared to the same period in 2012 as a result of an increase in consumption, as well as an increase in the average rate charged to customers. Electricity consumption increased 24.3% in the nine months ended September 30, 2013 compared to the same period in 2012, and the average rate charged to customers for electricity increased 6.3% in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in electricity consumption was primarily the result of an increase in average meters enrolled, which increased 5.8% in the nine months ended September 30, 2013 compared to the same period in 2012, coupled with an increase in average consumption per meter, which increased 17.4% in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in the average rate charged to customers for electricity was due to an increase in the underlying commodity cost. The increase in the average consumption per meter is attributable to the acquisition of relatively higher consuming meters in Pennsylvania and Maryland, as compared to the meters in our legacy customer base.

IDT Energy's natural gas revenues were substantially unchanged in the three months ended September 30, 2013 compared to the same period in 2012 as a result of an increase in the average rate charged to customers offset by decreases in consumption and average meters enrolled. In the three months ended September 30, 2013 compared to the same period in 2012, the average rate charged to customers for natural gas increased 8.1%, natural gas consumption decreased 7.7% and average meters enrolled decreased 12.2%.

IDT Energy's natural gas revenues increased in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to unusually warm weather in the three months ended March 31, 2012 which reduced the demand for natural gas for heating. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State and Pennsylvania were 25% colder in the three months ended March 31, 2013 than in the same period in 2012. The colder weather resulted in an increase of 5.0% in natural gas consumption in the nine months ended September 30, 2013 compared to the same period in 2012, and an increase of 14.3% in consumption per meter in the nine months ended September 30, 2013 compared to the same period in 2012. In addition, natural gas revenues increased due to a 14.2% increase in the average rate charged to customers in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in consumption was partially offset by an 8.1% decrease in average meters enrolled in the nine months ended September 30, 2013 compared to the same period in 2012.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Meters at end of quarter:
Electric customers	300	314	319	331	343
Natural gas customers	156	161	166	171	180
Total meters	456	475	485	502	523

Gross meter acquisitions in the three and nine months ended September 30, 2013 were 64,000 and 200,000, respectively, compared to 118,000 and 324,000 in the three and nine months ended September 30, 2012, respectively. The decreases in gross meter acquisitions primarily reflect a reduced rate of expansion into new territories in recent quarters. Net meters enrolled decreased by 19,000 or 3.8% in the three months ended September 30, 2013 compared to an increase of 28,000 meters or 5.7% in the three months ended September 30, 2012, and decreased by 46,000 meters or 9.1% in the nine months ended September 30, 2013 compared to an increase of 86,000 meters or 19.5% in the nine months ended September 30, 2012, as gross meter acquisitions in the three and nine months ended September 30, 2013 were more than offset by customer churn. Average monthly churn decreased from 6.6% in the three and nine months ended September 30, 2012 to 6.3% in the three and nine months ended September 30, 2013, primarily due to the lower level of customer acquisitions in 2013, as newly acquired customers have higher churn rates than longer term customers. Increased competition in some of IDT Energy’s key utility markets also contributed to the level of customer churn.

IDT Energy has license applications pending to enter into additional territories, primarily gas and dual meter territories, in Pennsylvania, Maryland and the District of Columbia. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts and Connecticut. New customer acquisitions in the Commonwealth Edison territory in Illinois, which IDT Energy entered during the three months ended June 30, 2013, were not impactful. IDT Energy continues to test and evaluate this market.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The 4.8% RCE increase at September 30, 2013 compared to September 30, 2012 reflects primarily the shift in IDT Energy’s electricity customer base to customers in Pennsylvania and Maryland with higher consumption per meter compared to New York. The increase in RCEs at September 30, 2013 compared to September 30, 2012 also reflects the consumption increases associated with the more normal winter weather in the three months ended March 31, 2013 compared to the warmer than normal weather in the three months ended March 31, 2012.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in thousands)
RCEs at end of quarter:
Electric customers	246	263	243	238	235
Natural gas customers	91	94	86	74	87
Total RCEs	337	357	329	312	322

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
				(in millions)
Direct cost of revenues:
Electricity	$48.5	$39.3	$9.2	23.5%	$131.1	$85.3	$45.8	53.7%
Natural gas	3.2	3.0	0.2	6.1	32.1	27.6	4.5	16.2
Total direct cost of revenues	$51.7	$42.3	$9.4	22.3%	$163.2	$112.9	$50.3	44.5%

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Gross margin percentage:
Electricity	27.5%	33.5%	(6.0)%	21.3%	32.3%	(11.0	) %
Natural gas	32.0	36.0	(4.0)	29.5	27.2	2.3
Total gross margin percentage	27.8%	33.6%	(5.8)%	23.1%	31.2%	(8.1	) %

Direct cost of revenues for electricity increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily because the average unit cost of electricity increased 22.6% and 23.6% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The cost of electricity was unusually low in the three months ended September 30, 2012, which is reflected in these percentage increases. In addition, the cost of electricity increased in May and June 2013 compared to the same period in 2012, and the cost of electricity in New York State was unusually high in January and February 2013 compared to the same period in 2012. The 24.3% increase in electricity consumption in the nine months ended September 30, 2013 compared to the same period in 2012 also contributed to the increase in direct cost of revenues for electricity.

Direct cost of revenues for natural gas increased in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to the 14.8% increase in the average unit cost of natural gas since natural gas consumption decreased 7.7%. Direct cost of revenues for natural gas increased in the nine months ended September 30, 2013 compared to the same period in 2012 due to the 10.6% increase in the average unit cost of natural gas and a 5.0% increase in consumption.

Gross margin on electricity sales decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to the mix of meters enrolled and market conditions. The gross margin on electricity sales was also negatively impacted in the nine months ended September 30, 2013 compared to the same period in 2012 by increased promotional activity implemented to mitigate churn and facilitate customer acquisition, and the effects of an internal pricing system issue that constrained our ability to make timely adjustments to electric rates in some newer territories.

Gross margins on natural gas sales decreased in the three months ended September 30, 2013 compared to the same period in 2012 as the cost of the underlying commodity increased while gross profit per unit remained relatively flat, which had a negative impact on gross margin. Gross margins on natural gas sales increased in the nine months ended September 30, 2013 compared to the same period in 2012 because increased natural gas consumption due to the colder temperatures in the three months ended March 31, 2013 compared to the same period in 2012 enabled us to recover costs more effectively in the nine months ended September 30, 2013 compared to the same period in 2012.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to decreases in customer acquisition costs, severance expense and stock-based compensation expense. Customer acquisition costs decreased an aggregate of $1.3 million and $3.4 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to the significant decrease in the number of new customers acquired in the 2013 periods compared to 2012. Severance expense decreased $0.1 million and $0.4 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The $0.1 million and $0.2 million decreases in stock-based compensation expense in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 were primarily due to reductions in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period. In the nine months ended September 30, 2013 compared to the same period in 2012, the decrease in selling, general and administrative expenses was partially offset by an aggregate $0.4 million increase in billing and purchase of receivable fees, primarily as a result of the increase in IDT Energy’s revenues. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses decreased from 20.0% and 20.7% in the three and nine months ended September 30, 2012, respectively, to 14.4% and 14.1% in the three and nine months ended September 30, 2013, respectively, primarily because of the significant decrease in costs related to customer acquisitions as well as the increase in revenues.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended September 30,		Change			Nine months ended September 30,		Change
	2013	2012	$	%		2013	2012	$
				(in millions)
General and administrative expenses	$0.3	$0.4	$(0.1)	(6.1	) %	$1.2	$0.8	$0.4	50.3%
Research and development	2.7	2.3	0.4	17.2		7.7	7.1	0.6	8.3
Equity in net loss of AMSO, LLC	0.7	0.5	0.2	32.2		2.6	2.3	0.3	15.8
Loss from operations	$(3.7)	$(3.2)	$(0.5)	(16.6	) %	$(11.5)	$(10.2)	$(1.3)	(13.2)%

General and Administrative. General and administrative expenses decreased in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to decreases in consulting and professional fees, partially offset by an increase in stock-based compensation expense. General and administrative expenses increased in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in stock-based compensation expense. Stock-based compensation expense increased $0.2 million and $0.4 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In May 2013, we granted an aggregate of 1.0% of the equity in IEI to certain of our employees. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013.

Research and Development. Research and development expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
IEI	$0.8	$1.7	$2.9	$5.6
Genie Mongolia	0.8	0.6	2.5	1.5
Afek	1.1	—	2.2	—
Other	—	—	0.1	—
Total research and development expenses	$2.7	$2.3	$7.7	$7.1

In June 2013, IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. During the three months ended September 30, 2013, IEI was asked to submit additional information for its application. The revised application was submitted on November 3, 2013. The permit evaluation process is expected to take at least nine months from acceptance of a completed proposal by the Planning Committee and potentially significantly longer. During the nine months ended September 30, 2013 and the year ended December 31, 2012, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot, as per the required permitting process.

The increase in Genie Mongolia’s expenses in the three and nine months ended September 30, 2013 compared to the same periods in 2012 related to the joint geological survey with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. Genie Mongolia has begun surface mapping and other geophysical evaluation work as well as drilling exploratory wells, and has secured permits for additional exploratory wells. The exploratory well program is intended to identify a site suitable for a pilot test. Subsequent commercial operations are contingent upon implementation of a regulatory framework by the government for the permitting and licensing of commercial oil shale operations.

After receiving the award of a 36-month petroleum exploration license in the Southern portion of the Golan Heights in April 2013, Afek has been staffing up for operations, contracting with international service providers to assist in exploration activities, and preparing permit applications for a ten-well exploration program to further characterize the resource in its license area. During the three months ended September 30, 2013, Afek conducted preliminary geo-physical work including electromagnetic tests and seismic analysis to characterize the subsurface prior to drilling exploration wells. Partial and preliminary results from these tests are consistent with our view that there is a potentially attractive oil and gas resource in the license area. The exploration drilling program is scheduled to begin as early as the first half of 2014.

Equity in the Net Loss of AMSO, LLC.  In early March 2013, AMSO, LLC initiated start-up of its oil shale pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. AMSO, LLC subsequently decided not to attempt to re-engineer the current downhole electrical heating system. Instead, it has initiated a comprehensive review of alternative heating system solutions. AMSO, LLC intends to qualify, design, engineer, build and thoroughly test the heating solution offering the best prospects for reliable pilot test operations. A key objective of the development process is to significantly de-risk the pilot operations before heater installation. In addition, this alternative heating system qualification process may result in development of a solution applicable to subsequent phases of the research, development and demonstration project’s operations. It is expected that the heater development process will continue into, and possibly through, 2014. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease. AMSO, LLC also expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial production levels.

AMSO’s equity in the net loss of AMSO, LLC increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to increases in AMSO, LLC’s net loss to $1.9 million and $7.4 million in the three and nine months ended September 30, 2013 from $1.5 million and $6.4 million in the three and nine months ended September 30, 2012. AMSO, LLC’s net loss increased due to the costs associated with the process to develop a replacement heater as well as the start-up of the pilot test earlier in the year. During the three months ended September 30, 2013, AMSO, LLC launched a series of diagnostic tests to analyze the status of its pilot test's down-hole heating and production well system. AMSO, LLC is seeking to ascertain how the passage of time and limited pilot test operations conducted in 2012 and 2013, including down-hole heating, have impacted the well system's condition and whether modifications to the pilot test’s operational plans will be required.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
General and administrative expenses and loss from operations	$1.9	$2.0	$(0.1)	(4.4)%	$6.5	$5.8	$0.7	11.6%

The decrease in general and administrative expenses in the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to decreases in legal fees and Board of Directors’ compensation, partially offset by an increase in charitable contributions. The increase in general and administrative expenses in the nine months ended September 30, 2013 as compared to the same period in 2012 was due primarily to increases in charitable contributions and stock-based compensation, partially offset by decreases in payroll and related expenses.

Consolidated

Selling, General and Administrative. IDT charges us for services it provides pursuant to the Transition Services Agreement. In the three months ended September 30, 2013 and 2012, IDT charged us $0.9 million and $1.0 million, respectively, and in the nine months ended September 30, 2013 and 2012, IDT charged us $2.4 million and $2.5 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.1 million and $3.2 million in the three and nine months ended September 30, 2013, respectively, compared to $1.0 million and $2.6 million in the same periods in 2012. The increases are primarily due to expense from the March 2012 grants of equity interests in certain of our subsidiaries and the May 2013 grant of equity in IEI, partially offset by a decrease in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period.

At September 30, 2013, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $4.9 million, which is expected to be recognized as follows: $3.0 million in the twelve months ending September 30, 2014, $1.4 million in the twelve months ending September 30, 2015 and the remaining $0.5 million from October 2015 through November 2019.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Income from operations	$3.9	$3.5	$0.4	13.8%	$1.0	$1.1	$(0.1)	(12.5)%
Interest income	0.1	0.1	—	(64.0)	0.3	0.3	—	27.6
Financing fees	(0.7)	(0.7)	—	(0.4)	(2.5)	(2.1)	(0.4)	(20.4)
Other expense, net	(0.2)	—	(0.2)	nm	(0.3)	(0.1)	(0.2)	(262.1)
Provision for income taxes	(1.1)	(4.0)	2.9	72.9	(2.7)	(2.8)	0.1	4.1
Net income (loss)	2.0	(1.1)	3.1	288.4	(4.2)	(3.6)	(0.6)	(17.5)
Net income attributable to noncontrolling interests	—	(1.5)	1.5	96.7	(1.2)	(1.7)	0.5	29.3
Net income (loss) attributable to Genie	$2.0	$(2.6)	$4.6	175.4%	$(5.4)	$(5.3)	$(0.1)	(2.5)%

nm—not meaningful

 Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees were substantially unchanged in the three months ended September 30, 2013 compared to the similar period in 2012 as a result of increased consumption by IDT Energy’s customers, which was partially offset by a lower fee per unit. Financing fees increased in the nine months ended September 30, 2013 compared to the similar period in 2012 primarily because of the higher consumption by IDT Energy’s customers.

Other Expense, net.  The change in other expense, net was primarily due to the change in foreign currency translation loss.

Provision for Income Taxes.  The decrease in the provision for income taxes in the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to the establishment of a valuation allowance on our deferred income tax assets in a prior period, which was partially offset by an audit settlement. We currently do not recognize tax benefits on GOGAS’s losses in excess of IDT Energy’s income.

Net Income Attributable to Noncontrolling Interests. The decrease in the net income attributable to noncontrolling interests in the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily relates to 100% of the net income incurred by Citizen’s Choice Energy, LLC, or CCE, which is a variable interest entity that is consolidated within our IDT Energy segment. We do not have any ownership interest in CCE, therefore, all net income incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in the three and nine months ended September 30, 2013 was $0.7 million and $2.4 million, respectively, compared to $1.9 million and $2.8 million in the three and nine months ended September 30, 2012, respectively. CCE’s net income decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to a reduction in gross profit and increases in management fees and income tax expense, partially offset by a decrease in customer acquisition costs.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents and IDT Energy’s cash flow from operating activities. We currently expect that our operations in the next twelve months and the $88.1 million balance of cash, cash equivalents, restricted cash—short-term, certificates of deposit and marketable securities that we held as of September 30, 2013 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending September 30, 2014.

As of September 30, 2013, we had working capital (current assets less current liabilities) of $106.0 million.

	Nine months ended September 30,
	2013	2012
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(0.7)	$1.1
Investing activities	3.9	(17.5)
Financing activities	(1.0)	(14.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Increase (decrease) in cash and cash equivalents	$2.4	$(30.7)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our IDT Energy segment. We provided CCE, DAD and Tari with all of the cash required to fund their operations. In the nine months ended September 30, 2013and 2012, CCE, DAD and Tari repaid $3.8 million and $0.6 million, respectively, to us.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2014, which automatically renews for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2013, we were in compliance with such covenants. As of September 30, 2013, restricted cash of $0.4 million and trade accounts receivable of $37.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $13.8 million as of September 30, 2013.

In July 2013, IDT Energy negotiated a settlement of an audit of its New York State sales and use tax for the period from June 2003 through August 2009. As a result, IDT Energy paid $0.9 million in July 2013, all of which was accrued at June 30, 2013. We are subject to audits in various jurisdictions for various taxes. At September 30, 2013, we accrued for the estimated losses from audits for which it is probable that a liability has been incurred. At September 30, 2013, our reasonably possible liability above the amount accrued was zero to $0.3 million. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $0.3 million in the nine months ended September 30, 2013 compared to $0.1 million in the nine months ended September 30, 2012. Our capital expenditures in the nine months ended September 30, 2013 included $0.2 million for an upgrade to IDT Energy’s computer software for electricity scheduling, for which we have committed to incur an additional $0.5 million to complete the upgrade project. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending September 30, 2014 will be approximately $0.7 million.

In the nine months ended September 30, 2013 and 2012, cash used for capital contributions to AMSO, LLC was $2.3 million and $2.9 million, respectively.

In the nine months ended September 30, 2013 and 2012, we entered into loans primarily with employees for an aggregate of $0.4 million and $0.7 million, respectively.

In the nine months ended September 30, 2013 and 2012, we used cash of $5.3 million and $2.2 million, respectively, to purchase certificates of deposit, and $3,000 and $11.5 million, respectively, to purchase marketable securities. In the nine months ended September 30, 2013 and 2012, proceeds from maturities of certificates of deposit were $2.2 million and nil, respectively, and proceeds from maturities and sale of marketable securities were $10.0 million and nil, respectively.

Financing Activities

Restricted cash and cash equivalents increased nil and $10.0 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in the nine months ended September 30, 2012 was due to $10.0 million that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

In the nine months ended September 30, 2013, we paid an aggregate Base Dividend of $0.4505 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2012, and the first and second quarters of 2013. The aggregate amount paid was $0.8 million. In October 2013, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the third quarter of 2013. The dividend will be paid on or about November 15, 2013 to stockholders of record as of the close of business on November 4, 2013. In addition, we have suspended payment of dividends on our Class A and Class B common stock for the foreseeable future. The Base Dividend on the 1.9 million shares of our Series 2012-A Preferred Stock is expected to be an aggregate of $1.2 million annually. In the nine months ended September 30, 2012, we paid a cash dividend of $0.183 per share to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in the nine months ended September 30, 2012 were $4.2 million.

We received proceeds from the exercise of our stock options of $53,000 and $5,000 in the nine months ended September 30, 2013 and 2012, respectively.

In the nine months ended September 30, 2013, we paid $0.3 million to repurchase 31,776 shares of our Class B common stock, and in the nine months ended September 30, 2012, we paid $0.1 million to repurchase 16,593 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. At September 30, 2013, no repurchases have been made and 7 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2013, the Loan Agreement was modified to extend the maturity date from April 30, 2013 to April 30, 2014. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every six months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At September 30, 2013, there were no amounts borrowed under the line of credit, $2.0 million was utilized for letters of credit and cash collateral of $10.0 million was included in “Restricted cash” in the consolidated balance sheet.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $39.3 million at September 30, 2013 from $41.1 million at December 31, 2012 reflecting mainly the seasonal decline in revenue, particularly for natural gas, when comparing September 2013 to December 2012.

Inventory of natural gas increased to $3.5 million at September 30, 2013 from $2.6 million at December 31, 2012 primarily due to a 23.2% increase in the average unit cost and a 6.7% increase in quantity as a result of purchases of natural gas in preparation for the winter heating season.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of September 30, 2013:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$1.9	$1.9	$—	$—	$—
IDT Energy’s derivative contracts	29.2	29.2	—	—	—
Purchase and other obligations	1.3	1.3	—	—	—
Operating leases	0.4	0.2	0.2	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)(3)	$32.8	$32.6	$0.2	$—	$—

(1)	The timing of AMSO’s payments to AMSO, LLC is based on the current budget and other projections and is subject to change.

(2)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at September 30, 2013 of $0.5 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

(3)
The above table does not include the following. In October 2013, we entered into a contract related to Afek’s exploration drilling program pursuant to which our purchase commitment is currently $0.8 million.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letter of credit (1)	$2.0	$2.0	$—	$—	$—

(1)	The above table does not include an aggregate of $3.0 million in performance bonds due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2013, IDT Energy had aggregate performance bonds of $3.0 million outstanding.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2013 had remained the same as in the nine months ended September 30, 2012, our gross profit from electricity sales would have increased by $15.2 million in the nine months ended September 30, 2013 and our gross profit from natural gas sales would have decreased by $2.6 million in that same period.

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

The summarized volume of IDT Energy’s outstanding contracts and options as of September 30, 2013 was as follows:

Commodity	Settlement Dates	Volume
Electricity	December 2013	88,340 MWh
Electricity	January 2014	44,000 MWh
Electricity	February 2014	40,000 MWh
Electricity	July 2014	52,800 MWh
Electricity	August 2014	50,400 MWh
Electricity	September 2014	16,800 MWh
Natural gas	November 2013	150,000 Dth
Natural gas	December 2013	775,000 Dth
Natural gas	January 2014	375,000 Dth
Natural gas	February 2014	1,425,000 Dth
Natural gas	March 2014	225,000 Dth
Natural gas	July 2014	77,500 Dth

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities for strategic and speculative purposes. As of September 30, 2013, the carrying value of our marketable securities was $0.4 million. Investments in marketable securities carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our marketable securities may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2013	—	$—	—	7,000,000
August 1–31, 2013 (2)	14,364	$10.07	—	7,000,000
September 1–30, 2013	—	$—	—	7,000,000
Total	14,364	$10.07	—

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

(2)
Consists of 14,364 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Energy Ltd.

November 12, 2013	By:	/s/ Claude Pupkin
Claude Pupkin Chief Executive Officer

November 12, 2013	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer