Form 10-Q
period 2014-03-31
Genie Energy Ltd.
filed 2014-05-12
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 6, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	19,771,779 shares outstanding (excluding 58,978 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,351	$73,885
Restricted cash—short-term	10,994	14,429
Certificates of deposit	1,732	4,343
Trade accounts receivable, net of allowance for doubtful accounts of $930 at March 31, 2014 and December 31, 2013	76,372	42,926
Inventory	651	3,344
Prepaid expenses	4,436	3,408
Deferred income tax assets, net	840	840
Other current assets	3,446	2,917
Total current assets	144,822	146,092
Property and equipment, net	645	561
Goodwill	7,230	7,349
Restricted cash—long-term	1,112	1,127
Other assets	3,656	3,714
Total assets	$157,465	$158,843
Liabilities and equity
Current liabilities:
Trade accounts payable	$30,878	$25,302
Accrued expenses	11,641	9,856
Advances from customers	244	1,103
Income taxes payable	—	2,075
Due to IDT Corporation	232	541
Other current liabilities	1,582	1,457
Total current liabilities	44,577	40,334
Other liabilities	2,279	2,169
Total liabilities	46,856	42,503

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,917 shares issued and outstanding at March 31, 2014 and December 31, 2013	16,303	16,303
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2014 and December 31, 2013	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,824 and 19,755 shares issued and 19,765 and 19,696 shares outstanding at March 31, 2014 and December 31, 2013, respectively	198	198
Additional paid-in capital	84,543	82,791
Treasury stock, at cost, consisting of 59 shares of Class B common stock at March 31, 2014 and December 31, 2013	(473)	(473)
Accumulated other comprehensive income	713	745
Retained earnings	14,462	21,552
Total Genie Energy Ltd. stockholders’ equity	115,762	121,132
Noncontrolling interests:
Noncontrolling interests	(4,153)	(3,792)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(5,153)	(4,792)
Total equity	110,609	116,340
Total liabilities and equity	$157,465	$158,843

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenues:
Electricity	$96,034	$54,624
Natural gas	34,314	30,707
Total revenues	130,348	85,331
Direct cost of revenues	120,452	66,312
Gross profit	9,896	19,019
Operating expenses and losses:
Selling, general and administrative (i)	14,289	12,769
Research and development	2,100	2,488
Equity in the net loss of AMSO, LLC	—	1,129
(Loss) income from operations	(6,493)	2,633
Interest income	93	166
Financing fees	(945)	(1,006)
Other income (expense), net	17	(168)
(Loss) income before income taxes	(7,328)	1,625
Benefit from (provision for) income taxes	181	(1,722)
Net loss	(7,147)	(97)
Net loss (income) attributable to noncontrolling interests	363	(1,413)
Net loss attributable to Genie Energy Ltd.	(6,784)	(1,510)
Dividends on preferred stock	(306)	(306)
Net loss attributable to Genie Energy Ltd. common stockholders.	$(7,090)	$(1,816)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders	$(0.33)	$(0.09)
Weighted-average number of shares used in calculation of basic and diluted loss per share	21,170	19,541
(i) Stock-based compensation included in selling, general and administrative expense	$1,839	$956

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(7,147)	$(97)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities, net of tax	—	(34)
Foreign currency translation adjustments	(30)	122
Other comprehensive (loss) income	(30)	88
Comprehensive loss	(7,177)	(9)
Comprehensive loss (income) attributable to noncontrolling interests	361	(1,413)
Comprehensive loss attributable to Genie Energy Ltd.	$(6,816)	$(1,422)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(7,147)	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	25
Stock-based compensation	1,839	956
Loss on disposal of property	—	38
Equity in the net loss of AMSO, LLC	—	1,129
Change in assets and liabilities:
Restricted cash	3,450	(6)
Trade accounts receivable	(33,446)	(6,488)
Inventory	2,693	2,375
Prepaid expenses	(1,028)	1,749
Other current assets and other assets	(471)	124
Trade accounts payable, accrued expenses and other current liabilities	7,620	(9)
Advances from customers	(859)	(1,315)
Due to IDT Corporation	(309)	(154)
Income taxes payable	(2,089)	838
Net cash used in operating activities	(29,718)	(835)
Investing activities
Capital expenditures	(114)	(11)
Capital contributions to AMSO, LLC	—	(762)
Proceeds from maturities of certificates of deposit	2,600	—
Proceeds from maturities of marketable securities	—	4,000
Net cash provided by investing activities	2,486	3,227
Financing activities
Dividends paid	(306)	(211)
Proceeds from exercise of stock options	23	50
Repurchases of Class B common stock from employees	—	(126)
Net cash used in financing activities	(283)	(287)
Effect of exchange rate changes on cash and cash equivalents	(19)	134
Net (decrease) increase in cash and cash equivalents	(27,534)	2,239
Cash and cash equivalents at beginning of period	73,885	69,409
Cash and cash equivalents at end of period	$46,351	$71,648

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 46.6% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, (2) an 88.6% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) an 88.6% interest in Afek Oil and Gas, Ltd. (“Afek”), the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia.

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

Unusually cold weather in the three months ended March 31, 2014 that affected the overall demand for electricity and natural gas for heat caused a significant increase in IDT Energy’s revenues and direct cost of revenues in the three months ended March 31, 2014 compared to the same period in 2013. The cold weather caused the cost of electricity and natural gas to increase, which IDT Energy only partially reflected in its rates charged to customers due to competitive and regulatory pressures.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at March 31, 2014 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$430	$1,013	$—	$1,443
Liabilities:
Derivative contracts	$—	$518	$—	$518

The following table presents the balance of assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$390	$1,230	$62	$1,682
Liabilities:
Derivative contracts	$13	$372	$—	$385

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity futures contracts, put and call options and swaps. The underlying asset in the Company’s put and call options is a forward contract. The Company’s swaps are agreements whereby a floating (or market or spot) price is exchanged for a fixed price over a specified period. The Company’s derivatives were classified as Level 1, Level 2 or Level 3. The Level 1 derivatives were valued using quoted prices in active markets for identical contracts. The Level 2 derivatives were valued using observable inputs based on quoted market prices in active markets for similar contracts. The fair value of the Level 3 derivatives was based on the value of the underlying contracts, estimated in conjunction with the counterparty and could not be corroborated by the market.

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At March 31, 2014 and December 31, 2013, the fair value of the GOGAS stock option was nil.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014. There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014. There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013.

(in thousands)
Balance, December 31, 2013	$62
Total losses (realized or unrealized) included in earnings in “Direct cost of revenues”	(62)
Balance, March 31, 2014	$—
The amount of total gains or losses for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—

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

Restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At March 31, 2014 and December 31, 2013, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At March 31, 2014 and December 31, 2013, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At March 31, 2014 and December 31, 2013, other assets included an aggregate of $1.4 million in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair value of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815. Natural gas and electricity future contracts, put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these contracts, options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2014, IDT Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange. At December 31, 2013, IDT Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of IDT Energy’s outstanding contracts and options as of March 31, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2014	8,800 MWh
Electricity	July 2014	105,600 MWh
Electricity	August 2014	100,800 MWh
Electricity	September 2014	16,800 MWh
Electricity	October 2014	36,800 MWh
Electricity	November 2014	30,400 MWh
Electricity	December 2014	35,200 MWh
Natural gas	July 2014	1,550,000 Dth
Natural gas	August 2014	600,000 Dth
Natural gas	September 2014	400,000 Dth
Natural gas	January 2015	155,000 Dth
Natural gas	July 2015	232,500 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$1,443	$1,682

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$518	$385

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2014	2013
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(35)	$(43)

Note 4—Investment in American Shale Oil, LLC

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

AMSO is responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, 35% of the next $50 million in approved expenditures and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A. (“Total”). All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of March 31, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $71.7 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first and second quarters of 2014. Total funded AMSO’s share in an aggregate amount of $1.7 million. Because of AMSO’s decisions not to fund its share, AMSO’s ownership interest in AMSO, LLC was reduced to 46.6% and Total’s ownership interest increased to 53.4%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 32.6% and Total’s share increased to 67.4%. AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2014 is $3.2 million. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$(252)	$242
Capital contributions	—	762
Equity in the net loss of AMSO, LLC	—	(1,129)
Balance, end of period	$(252)	$(125)

At March 31, 2014 and at December 31, 2013, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $5.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At March 31, 2014, the Company’s maximum exposure to additional loss because of its required investment in AMSO, LLC was $1.1 million, based on AMSO, LLC’s  budget for the remainder of 2014. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2014 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the budget for the remainder of 2014	$1,386
Less: cumulative capital contributions to AMSO, LLC	—
Less: liability for equity loss in AMSO, LLC at March 31, 2014	(252)
Maximum exposure to additional loss	$1,134

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating expenses:
General and administrative	$123	$91
Research and development	1,512	3,136
Total operating expenses	1,635	3,227
Loss from operations and net loss	$(1,635)	$(3,227)

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2014
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2013	$121,132	$(4,792)	$116,340
Accrued dividends on preferred stock	(306)	—	(306)
Exercise of stock options	23	—	23
Stock-based compensation	1,729	—	1,729
Comprehensive loss:
Net loss	(6,784)	(363)	(7,147)
Foreign currency translation adjustments	(32)	2	(30)
Comprehensive loss	(6,816)	(361)	(7,177)
Balance, March 31, 2014	$115,762	$(5,153)	$110,609

Dividend Payments

On February 15, 2014, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2013. In April 2014, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2014. The dividend will be paid on or about May 15, 2014 to stockholders of record as of the close of business on May 7, 2014. The aggregate dividends declared in the three months ended March 31, 2014 and 2013 were $0.3 million and $0.5 million, respectively, and the aggregate dividends paid in the three months ended March 31, 2014 and 2013 were $0.3 million and $0.2 million, respectively.

Exchange Offer

On May 8, 2014, the Company announced that it would offer to exchange up to 5.0 million shares of its outstanding Class B common stock for shares of its Preferred Stock. The Company will offer to issue one newly issued share of its Preferred Stock for each share of its Class B common stock tendered. The Preferred Stock is currently redeemable, in whole or in part, at the option of the Company following October 11, 2016 at 101% of the liquidation preference of $8.50 (the “Liquidation Preference”) plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of the exchange offer, the Company will extend the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. The exchange offer will commence when the definitive materials (including an Offer to Exchange and Letter of Transmittal) are filed with the SEC and made available to the Company’s stockholders.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. At March 31, 2014, no repurchases had been made and 7 million shares remained available for repurchase under the stock repurchase program.

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

Net (loss) income of CCE, DAD and Tari and aggregate net funding (provided by) repaid to the Company to CCE, DAD and Tari in order to finance their operations were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net (loss) income:
CCE	$(20)	$1,591
DAD	$(7)	$(25)
Tari	$(13)	$9
Aggregate funding (provided by) repaid to the Company, net	$(197)	$1,558

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Assets
Cash and cash equivalents	$457	$434
Restricted cash	49	537
Trade accounts receivable	3,432	2,459
Prepaid expenses	—	364
Other current assets	200	353
Other assets	449	449
Total assets	$4,587	$4,596
Liabilities and noncontrolling interests
Current liabilities	$2,772	$2,937
Due to IDT Energy	1,161	964
Noncontrolling interests	654	695
Total liabilities and noncontrolling interests	$4,587	$4,596

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 6—Loss Per Share

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

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	March 31,
	2014	2013
	(in thousands)
Stock options	3,440	449
Non-vested restricted Class B common stock	156	1,793
Shares excluded from the calculation of diluted earnings per share	3,596	2,242

The diluted loss per share equals basic loss per share in the three months ended March 31, 2014 and 2013 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in IEI, Afek, Genie Mongolia and any equity interest that he may acquire in other entities that the Company may create, for shares of the Company. Employees and directors of the Company that were previously granted restricted stock of IEI, Afek and Genie Mongolia have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. In addition, IDT Energy has the right to exchange the deferred stock units it previously granted to employees and directors of the Company, upon vesting of such units, into shares of the Company’s Class B common stock or to redeem the units for cash. These exchanges, if elected, would be based on the relative fair value of the shares exchanged. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

Note 7—Related Party Transactions

The Company was formerly a subsidiary of IDT. On October 28, 2011, the Company was spun-off by IDT (the “Spin-Off”). The Company entered into various agreements with IDT prior to the Spin-Off including a Transition Services Agreement, which provides for certain services to be performed by the Company and IDT.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Amount IDT charged the Company	$779	$745
Amount the Company charged IDT	$139	$58

Note 8—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of IDT Energy and 92% of GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 2.3% of the equity of IDT Energy. The Company has two reportable business segments: IDT Energy, an REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 46.6% interest in AMSO, LLC, the Company’s oil shale project in Colorado, (2) an 88.6% interest in IEI, the Company’s oil shale project in Israel, (3) an 88.6% interest in Afek, the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended March 31, 2014
Revenues	$130,348	$—	$—	$130,348
Loss from operations	(909)	(2,437)	(3,147)	(6,493)
Research and development	—	2,100	—	2,100

Three Months Ended March 31, 2013
Revenues	$85,331	$—	$—	$85,331
Income (loss) from operations	8,856	(3,920)	(2,303)	2,633
Research and development	—	2,488	—	2,488
Equity in the net loss of AMSO, LLC	—	1,129	—	1,129

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
March 31, 2014	$100,028	$35,920	$21,517	$157,465

December 31, 2013	$76,691	$42,193	$39,959	$158,843

Note 9—Commitments and Contingencies

Purchase and Other Commitments

The Company had purchase commitments of $2.5 million as of March 31, 2014.

Renewable Energy Credits

IDT Energy must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2014, IDT Energy had commitments to purchase renewable energy credits of $9.9 million.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. At March 31, 2014, the Company accrued $0.3 million for the estimated loss from these audits for which it is probable that a liability has been incurred. The Company’s reasonably possible liability related to these audits, above the amount that has been accrued, ranges from nil to $0.1 million. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letters of Credit

As of March 31, 2014, the Company had letters of credit outstanding totaling $7.6 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding as of March 31, 2014 expire in the year ending March 31, 2015.

Performance Bonds

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2014, IDT Energy had aggregate performance bonds of $3.8 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2014, the Company was in compliance with such covenants. As of March 31, 2014, restricted cash—short-term of $0.9 million and trade accounts receivable of $73.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $26.3 million as of March 31, 2014.

Note 10—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At March 31, 2014 and December 31, 2013, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2014 and December 31, 2013, letters of credit of $7.6 million and $5.7 million, respectively, were outstanding.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 46.6% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, (2) an 88.6% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel, (3) an 88.6% interest in Afek Oil and Gas, Ltd. or Afek, our conventional oil and gas exploration project in in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, our oil shale exploration project in Central Mongolia.

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

IDT Energy

Seasonality and Weather

The weather and the seasons, among other things, affect IDT Energy’s revenues. Weather conditions have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 49% and 47% of IDT Energy’s natural gas revenues were generated in the first quarter of 2013 and 2012, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 31% and 34% of IDT Energy’s electricity revenues were generated in the third quarter of 2013 and 2012, respectively. As a result, our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financials results for the full year.

Concentration of Customers and Associated Credit Risk

IDT Energy reduces its customer credit risk by participating in purchase of receivable, or POR, programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2014	2013
Con Edison	19%	22%
West Penn Power	13%	na
National Grid USA	na	12%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
West Penn Power	19%	13%
Con Edison	17%	23%
Penelec	13%	12%

Winter 2014 Price Volatility and Customer Complaints

Because of dramatic increases in wholesale electricity prices, the retail electricity prices that IDT Energy and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy has been served with several thousand formal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint and attempted to resolve each complaining customer’s concerns, and will continue to do so.  IDT Energy has also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014.

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

AMSO is responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, 35% of the next $50 million in approved expenditures and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A., or Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of March 31, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $71.7 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first and second quarters of 2014. Total funded AMSO’s share in an aggregate amount of $1.7 million. Because of AMSO’s decisions not to fund its share, AMSO’s ownership interest in AMSO, LLC was reduced to 46.6% and Total’s ownership interest increased to 53.4%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 32.6% and Total’s share increased to 67.4%. AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2014 is $3.2 million. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $5.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At March 31, 2014, our maximum exposure to additional loss because of our required investment in AMSO, LLC was $1.1 million, based on AMSO, LLC’s  budget for the remainder of 2014. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2014 was determined as follows:

(in millions)
AMSO’s committed investment in AMSO, LLC based on the budget for the remainder of 2014	$1.4
Less: cumulative capital contributions to AMSO, LLC	—
Less: liability for equity loss in AMSO, LLC at March 31, 2014	(0.3)
Maximum exposure to additional loss	$1.1

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Central Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license was extended until July 2014, and it may be further extended for one year through July 2015. IEI has discussed securing its rights beyond July 2015 with the Ministry of Energy and Water, and expects a satisfactory resolution of this matter. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee, and on March 17, 2014, IEI was advised that the initial review of the application had concluded. The application proceeded to a review of the environmental documents by the Ministry of Environment. The review process is expected to extend at least through the remainder of 2014. We currently expect to use internal resources to finance the pilot test construction and operations. In addition, we are considering financing IEI’s operations through partnerships and/or sales of equity interests.

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three-year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently began the analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application to conduct a ten-well exploration drilling program. In January 2014, the first hearing of Afek’s application was conducted, and permission was granted to move forward to the next stage in the permitting process, which was a public notice and public comments period. The public comment period recently expired.  The reviewing committee will evaluate the comments received before announcing its decision on Afek’s application. If approved on a timely basis, exploratory drilling is scheduled to begin in the second half of 2014.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. To date, Genie Mongolia is the only recipient of an exclusive oil shale survey contract in Mongolia. During 2013, Genie Mongolia conducted initial surface and subsurface exploration work. To date in 2014, Genie Mongolia continued surface mapping and other geophysical evaluation work and exploratory drilling. Genie Mongolia is also working with regulators in Mongolia to secure commercial rights to any appropriate deposits on the licensed area after a successful exploration work and pilot test are concluded.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

IDT Energy Segment

	Three months ended March 31,		Change
	2014	2013	$	%
	(in millions)
Revenues:
Electricity	$96.0	$54.6	$41.4	75.8%
Natural gas	34.3	30.7	3.6	11.8
Total revenues	130.3	85.3	45.0	52.8
Direct cost of revenues	120.4	66.3	54.1	81.6
Gross profit	9.9	19.0	(9.1)	(48.0)
Selling, general and administrative	10.8	10.2	0.6	6.3
(Loss) income from operations	$(0.9)	$8.8	$(9.7)	(110.3)%

Revenues. IDT Energy’s revenues increased in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to unusually cold weather in the three months ended March 31, 2014 that impacted the overall demand for electricity and natural gas for heat. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, the primary territories where IDT Energy operates were 25% colder in January 2014 than in January 2013, and 17% colder in the three months ended March 31, 2014 than in the same period in 2013. The cold weather caused the cost of electricity and natural gas to increase, which IDT Energy only partially reflected in its rates charged to customers due to competitive and regulatory pressures. The colder weather adversely affected IDT Energy’s gross margins, results of operations, and customer churn in the three months ended March 31, 2014 compared to the same period in 2013.

IDT Energy expects this past winter’s volatility in the price of  electricity and natural gas will have some continuing impact in the second quarter of 2014, with modest additional rebates, lower rates of customer acquisition, and higher than average churn rates. In the three months ended March 31, 2014, IDT Energy’s revenues were net of customer rebates of $3.5 million.

IDT Energy’s electricity revenues increased in the three months ended March 31, 2014 compared to the same period in 2013 because of a 94.9% increase in the average rate charged to customers, partially offset by a 9.8% decrease in electricity consumption. The increase in the average rate charged to customers for electricity was mostly due to a 118.5% increase in the underlying commodity cost in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in electricity consumption was primarily the result of a decrease in meters enrolled, although average consumption per meter increased 7.8% in the three months ended March 31, 2014 compared to the same period in 2013.

IDT Energy's natural gas revenues increased in the three months ended March 31, 2014 compared to the same period in 2013 because of a 13.7% increase in the average rate charged to customers, partially offset by a 1.7% decrease in natural gas consumption. The increase in the average rate charged to customers for natural gas was mostly due to a 53.2% increase in the underlying commodity cost in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in natural gas consumption was primarily the result of a decrease in meters enrolled, although average consumption per meter increased 16.7% in the three months ended March 31, 2014 compared to the same period in 2013.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Meters at end of quarter:
Electricity customers	256	282	300	314	319
Natural gas customers	135	145	156	161	166
Total meters	391	427	456	475	485

Gross meter acquisitions in the three months ended March 31, 2014 were 47,000 compared to 66,000 in the same period in 2013, which reflects an intentional slowing of acquisitions in the territories most impacted by the rising commodity costs during the polar vortex. Net meters enrolled decreased by 36,000 or 8.3% in the three months ended March 31, 2014 compared to a decrease of 17,000 meters or 3.4% in the three months ended March 31, 2013, as gross meter acquisitions in the three months ended March 31, 2014 were more than offset by higher rates of customer churn. Average monthly churn increased from 6.3% in the three months ended March 31, 2013 to 7.2% in the three months ended March 31, 2014, as some customers migrated back to the incumbent utility because of the large increase in the rates charged to customers due to the extreme increase in our costs to procure the commodities.

IDT Energy has license applications pending to enter into additional territories, primarily gas and dual meter territories, in Pennsylvania, Maryland and the District of Columbia. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts and Connecticut. During the three months ended March 31, 2014, efforts in Illinois and the District of Columbia started to gain traction. IDT Energy continues to test and evaluate these markets. In addition, IDT Energy’s recently acquired Epiq network marketing channel is expected to begin generating meaningful meter acquisitions before year end.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The RCE decrease at March 31, 2014 compared to December 31, 2013 and March 31, 2013 primarily reflects the decline in electricity meters enrolled.

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
RCEs at end of quarter:
Electricity customers	198	228	246	263	243
Natural gas customers	90	87	91	94	86
Total RCEs	288	315	337	357	329

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2014	2013	$	%
	(in millions)
Direct cost of revenues:
Electricity	$87.2	$44.3	$42.9	97.1%
Natural gas	33.2	22.0	11.2	50.7
Total direct cost of revenues	$120.4	$66.3	$54.1	81.6%

	Three months ended March 31,
	2014	2013	Change
Gross margin percentage:
Electricity	9.1%	18.9%	(9.8)%
Natural gas	3.2	28.2	(25.0)
Total gross margin percentage	7.6%	22.3%	(14.7)%

Direct cost of revenues for electricity increased and gross margin on electricity sales decreased in the three months ended March 31, 2014 compared to the same period in 2013 primarily because the average unit cost of electricity increased 118.5% in the three months ended March 31, 2014 compared to the same period in 2013. The increase in direct cost of revenues for electricity was partially offset by a 9.8% decrease in electricity consumption in the three months ended March 31, 2014 compared to the same period in 2013.

Direct cost of revenues for natural gas increased and gross margins on natural gas sales decreased in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the 53.2% increase in the average unit cost of natural gas in the three months ended March 31, 2014 compared to the same period in 2013. The increase in direct cost of revenues for natural gas was partially offset by a 1.7% decrease in natural gas consumption in the three months ended March 31, 2014 compared to the same period in 2013.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to increases in purchase of receivable fees and consulting and professional fees, partially offset by a decrease in customer acquisition costs. Purchase of receivable fees increased an aggregate of $0.7 million because of the increase in revenues in the three months ended March 31, 2014 compared to the same period in 2013. Consulting and professional fees increased $0.2 million in the three months ended March 31, 2014 compared to the same period in 2013 as consultants were used in certain positions during the current period. Customer acquisition costs decreased an aggregate of $0.7 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the significant decrease in the number of new customers acquired. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses decreased from 11.9% in the three months ended March 31, 2013 to 8.3% in the three months ended March 31, 2014 primarily because of the significant increase in revenues.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended March 31,		Change
	2014	2013	$	%
	(in millions)
General and administrative	$0.3	$0.3	$—	11.3%
Research and development	2.1	2.5	(0.4)	(15.6)
Equity in the net loss of AMSO, LLC	—	1.1	(1.1)	(100.0)
Loss from operations	$2.4	$3.9	$(1.5)	(37.9)%

General and Administrative. General and administrative expenses were substantially unchanged in the three months ended March 31, 2014 compared to the same period in 2013 primarily because increases in payroll and stock-based compensation expense were mostly offset by decreases in legal, consulting and professional fees.

Research and Development. Research and development expenses consist of the following:

	Three months ended March 31,
	2014	2013
	(in millions)
IEI	$0.6	$1.2
Genie Mongolia	0.6	1.0
Afek	0.9	0.3
Total research and development expenses	$2.1	$2.5

The environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility is currently under review by the Ministry of Environment. The review process is expected to extend at least through the remainder of 2014. During the three months ended March 31, 2014, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Genie Mongolia’s expenses in the three months ended March 31, 2014 and 2013 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In the three months ended March 31, 2014, Genie Mongolia continued surface mapping and other geophysical evaluation work and exploratory drilling. The exploratory well program is intended to identify a site suitable for a pilot test and subsequent commercial operations. Any subsequent commercial operations would be contingent upon implementation of a regulatory framework by the government for the permitting and licensing of commercial oil shale operations.

After receiving the award of a 36-month petroleum exploration license in the Southern portion of the Golan Heights in 2013, Afek has been preparing permit applications, contracting with international service providers to assist in exploration activities, and staffing up for operations. During 2013, Afek completed preliminary geophysical work including an electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently began the analysis of the acquired data. In addition, Afek submitted a permit application to conduct a ten-well exploration drilling program to further characterize the resource in its license area. If approved on a timely basis, exploratory drilling is scheduled to begin in the second half of 2014. In the interim, Afek continues to procure related services and logistics for the anticipated start of drilling operations.

Equity in the Net Loss of AMSO, LLC. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first and second quarters of 2014. Total funded AMSO’s share in an aggregate amount of $1.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $5.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests. As a result, equity in the net loss of AMSO, LLC was nil in the three months ended March 31, 2014. Equity in the net loss of AMSO, LLC was $1.1 million in the three months ended March 31, 2013, which was 35% of AMSO, LLC’s net loss of $3.2 million in the three months ended March 31, 2013.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended March 31,		Change
	2014	2013	$	%
	(in millions)
General and administrative expenses and loss from operations	$3.1	$2.3	$0.8	36.6%

The increase in general and administrative expenses in the three months ended March 31, 2014 as compared to the same period in 2013 was due primarily to an increase in stock-based compensation. The increase in stock-based compensation was the result of the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas, our Chief Executive Officer. The options vest in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million, which is recognized on a straight-line basis over the vesting period. As a percentage of our consolidated revenues, Corporate general and administrative expenses decreased from 2.7% in the three months ended March 31, 2013 to 2.4% in the three months ended March 31, 2014 because of the significant increase in revenues.

Consolidated

Selling, General and Administrative. We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders (the Spin-Off). IDT charges us for services it provides pursuant to the Transition Services Agreement that we entered into with IDT prior to the Spin-Off. In addition, we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. In the three months ended March 31, 2014 and 2013, the amounts that IDT charged us, net of the amounts that we charged IDT, were $0.6 million and $0.7 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.8 million and $1.0 million in the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to expense from grants of stock options, partially offset by a decrease in expense from grants of restricted stock. The expense from these grants is recognized over the expected service period.

At March 31, 2014, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $22.8 million. The unrecognized compensation cost is expected to be recognized as follows: $7.1 million in the twelve months ending March 31, 2015, $4.7 million in the twelve months ending March 31, 2016, $4.2 million in the twelve months ending March 31, 2017, $3.9 million in the twelve months ending March 31, 2018 and $2.9 million in the twelve months ending March 31, 2019.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2014	2013	$	%
	(in millions)
(Loss) income from operations	$(6.5)	$2.6	$(9.1)	(346.6)%
Interest income	—	0.2	(0.2)	(44.0)
Financing fees	(0.9)	(1.0)	0.1	6.1
Other income (expense), net	—	(0.2)	0.2	110.1
Benefit from (provision for) income taxes	0.2	(1.7)	1.9	110.5
Net loss	(7.2)	(0.1)	(7.1)	nm
Net loss (income) attributable to noncontrolling interests	0.4	(1.4)	1.8	125.7
Net loss attributable to Genie	$(6.8)	$(1.5)	$(5.3)	(349.3)%

nm—not meaningful

 Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees decreased in the three months ended March 31, 2014 compared to the similar period in 2013 primarily because of the lower consumption by IDT Energy’s customers.

Other Income (Expense), net.  Other income, net, in the three months ended March 31, 2014 consisted of foreign currency translation gains of $17,000. Other expense, net, in the three months ended March 31, 2013 consisted primarily of foreign currency translation losses of $0.1 million as well as a loss on disposal of property of $38,000.

Benefit from (Provision for) Income Taxes.  The change in income taxes in the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the change in federal and state income tax expense in IDT Energy and Citizen’s Choice Energy, LLC, or CCE, one of our consolidated variable interest entities. Both IDT Energy and CCE had significant reductions in their results of operations in the three months ended March 31, 2014 compared to the same period in 2013. IDT Energy and CCE’s aggregate income before income taxes was $7.9 million in the three months ended March 31, 2013 compared to an aggregate loss before income taxes of $1.0 million in the three months ended March 31, 2014. IDT Energy and CCE had aggregate income tax expense of $3.4 million in the three months ended March 31, 2013 and an aggregate benefit from income taxes of $0.6 million in the three months ended March 31, 2014.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three months ended March 31, 2014 compared to the similar period in 2013 primarily relates to 100% of the net (loss) income incurred by CCE, which is a variable interest entity that is consolidated within our IDT Energy segment. We do not have any ownership interest in CCE, therefore all net income or loss incurred by CCE is attributed to noncontrolling interests. CCE’s net loss in the three months ended March 31, 2014 was $20,000 compared to net income of $1.6 million in the three months ended March 31, 2013. CCE’s net loss in the three months ended March 31, 2014 compared to net income the same period in 2013 was primarily due to a decrease in gross profit and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities and sales of equity interest in GOGAS. We currently expect that our operations in the next twelve months and the $59.1 million balance of cash, cash equivalents, restricted cash—short-term and certificates of deposit that we held as of March 31, 2014 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2015.

As of March 31, 2014, we had working capital (current assets less current liabilities) of $100.2 million.

	Three months ended March 31,
	2014	2013
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(29.7)	$(0.8)
Investing activities	2.5	3.2
Financing activities	(0.3)	(0.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.1
(Decrease) increase in cash and cash equivalents	$(27.5)	$2.2

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our IDT Energy segment. We provide CCE, DAD and Tari with all of the cash required to fund their operations. In the three months ended March 31, 2014, we provided CCE, DAD and Tari with net funding of $0.2 million in order to finance their operations. In the three months ended March 31, 2013, CCE, DAD and Tari repaid $1.6 million to us.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2014, we were in compliance with such covenants. As of March 31, 2014, restricted cash—short-term of $0.9 million and trade accounts receivable of $73.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $26.3 million as of March 31, 2014.

We are subject to audits in various jurisdictions for various taxes. At March 31, 2014, we accrued $0.3 million for the estimated loss from audits for which it is probable that a liability has been incurred. Our reasonably possible liability related to these audits, above the amount that has been accrued, ranges from nil to $0.1 million. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $0.1 million in the three months ended March 31, 2014 compared to $11,000 in the three months ended March 31, 2013. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending March 31, 2015 will be approximately $0.8 million.

In the three months ended March 31, 2013, cash used for capital contributions to AMSO, LLC was $0.8 million. No contributions were made in the three months ended March 31, 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first and second quarters of 2014. Total funded AMSO’s share in an aggregate amount of $1.7 million. Because of AMSO’s decisions not to fund its share, AMSO’s ownership interest in AMSO, LLC was reduced to 46.6% and Total’s ownership interest increased to 53.4%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 32.6% and Total’s share increased to 67.4%. AMSO’s share of AMSO, LLC’s approved budget for the year ending December 31, 2014 was $3.2 million. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In the three months ended March 31, 2014 and 2013, proceeds from maturities of certificates of deposit were $2.6 million and nil, respectively. In the three months ended March 31, 2014 and 2013, proceeds from maturities of marketable securities were nil and $4.0 million, respectively.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy, LLC, a retail energy advisory and brokerage company that serves commercial and industrial customers, and its network marketing channel, Epiq Energy, LLC, that provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Cash paid for the acquisitions, net of cash acquired, was $0.8 million. In addition, IDT Energy agreed to additional cash payments of $1.2 million, which will be paid by June 2015, and contingent payments that were estimated to be $1.1 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

Financing Activities

 In the three months ended March 31, 2014, we paid a Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock, or Preferred Stock, for the fourth quarter of 2013. The aggregate amount paid was $0.3 million. In April 2014, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the first quarter of 2014. The dividend will be paid on or about May 15, 2014 to stockholders of record as of the close of business on May 7, 2014. In the three months ended March 31, 2013, we paid a pro-rated Base dividend of $0.1317 per share on our Preferred Stock for the fourth quarter of 2012. The aggregate amount paid was $0.2 million.

We received proceeds from the exercise of our stock options of $23,000 and $50,000 in the three months ended March 31, 2014 and 2013, respectively.

In the three months ended March 31, 2013, we paid $0.1 million to repurchase 17,412 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. At March 31, 2014, no repurchases have been made and 7 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At March 31, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2014, letters of credit of $7.6 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $77.3 million at March 31, 2014 from $43.9 million at December 31, 2013 reflecting the 94% increase in our revenues in the three months ended March 31, 2014 compared to the three months ended December 31, 2013. IDT Energy’s revenues increased primarily due to unusually cold weather in the three months ended March 31, 2014 that impacted the overall demand for electricity and natural gas for heat. The cold weather caused the cost of electricity and natural gas to increase, which IDT Energy only partially reflected in its rates charged to customers due to competitive and regulatory pressures.

Inventory of natural gas decreased to $0.7 million at March 31, 2014 from $3.3 million at December 31, 2013 primarily due to an 81% reduction in quantity because of sales of natural gas during the winter heating season.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments as of March 31, 2014:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$3.2	$3.2	$—	$—	$—
Purchase obligations	2.5	2.4	0.1	—	—
Renewable energy credit purchase obligations	9.9	7.9	2.0	—	—
Other long-term liabilities (2)	1.2	0.8	0.4	—	—
Operating leases	1.1	0.4	0.6	0.1	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$17.9	$14.7	$3.1	$0.1	$—

(1)
The timing of AMSO’s payments to AMSO, LLC is based on the current budget and other projections and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first and second quarters of 2014. Total funded AMSO’s share in an aggregate amount of $1.7 million. Because of AMSO’s decisions not to fund its share, AMSO’s ownership interest in AMSO, LLC was reduced to 46.6% and Total’s ownership interest increased to 53.4%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(2)
Other long-term liabilities at March 31, 2014 include deferred cash payments of $1.2 million in connection with our December 2013 acquisition of Diversegy, LLC and Epiq Energy, LLC. The above table does not include estimated contingent payments of $1.1 million in connection with the acquisition due to the uncertainty of the amount and/or timing of any such payments.

(3)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2014 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$7.6	$7.6	$—	$—	$—

(1)	The above table does not include an aggregate of $3.8 million in performance bonds at March 31, 2014 due to the uncertainty of the amount and/or timing of any payments.

Exchange Offer

On May 8, 2014, we announced that we would offer to exchange up to 5.0 million shares of our outstanding Class B common stock for shares of our Preferred Stock. We will offer to issue one newly issued share of our Preferred Stock for each share of our Class B common stock tendered. The Preferred Stock is currently redeemable, in whole or in part, at our option following October 11, 2016 at 101% of the liquidation preference of $8.50, or the Liquidation Preference, plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of the exchange offer, we will extend the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. The exchange offer will commence when the definitive materials (including an Offer to Exchange and Letter of Transmittal) are filed with the SEC and made available to our stockholders.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2014, IDT Energy had aggregate performance bonds of $3.8 million outstanding.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2014 had remained the same as in the three months ended March 31, 2013, our gross profit from electricity sales would have increased by $0.6 million in the three months ended March 31, 2014 and our gross profit from natural gas sales would have increased by $7.4 million in that same period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of futures contracts, swaps and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts, swaps and options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding contracts and options as of March 31, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2014	8,800 MWh
Electricity	July 2014	105,600 MWh
Electricity	August 2014	100,800 MWh
Electricity	September 2014	16,800 MWh
Electricity	October 2014	36,800 MWh
Electricity	November 2014	30,400 MWh
Electricity	December 2014	35,200 MWh
Natural gas	July 2014	1,550,000 Dth
Natural gas	August 2014	600,000 Dth
Natural gas	September 2014	400,000 Dth
Natural gas	January 2015	155,000 Dth
Natural gas	July 2015	232,500 Dth

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of material weaknesses in our internal control over financial reporting as discussed below.

The following material weaknesses in our controls were initially identified as of December 31, 2013:

•	A proper review and approval of journal entries was not performed by the IDT Energy Controller’s group to ensure that the journal entry is appropriately supported, complete and accurate, and

•	We failed to identify errors while conducting quarterly financial statement variance analyses reviewed by our senior management.

Notwithstanding the material weaknesses described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2014.

Following the Audit Committee’s independent review, and in response to the material weaknesses discussed above, we have begun implementing the following measures to improve internal control over financial reporting:

•	Review staffing within the IDT Energy accounting team and hire an additional senior accounting resource,

•	Review and amend the journal entry review process to ensure a more vigorous level of oversight of the entry and the underlying documentation, and

•	Develop better reporting and metrics within the variance analysis used by senior management in their review of the financials.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.               Legal Proceedings

We may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1A.            Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Unusual weather conditions may have significant direct and indirect impacts on IDT Energy’s business and results of operations.

A confluence of issues in January and February associated with the 2013-2014 winter season’s ‘polar vortex’ resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where IDT Energy and other retail providers purchase their supply. These factors included sustained, extremely cold weather, the failure of the Independent System Operators (ISO) to deliver peak power, and unusually volatile commodity trading in the financial markets. In some regions, wholesale prices increased briefly by factors of more than eight times. IDT Energy responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers. In addition, IDT Energy has issued approximately $3.5 million dollars in rebates to hard hit customers.

Repeats of the circumstances described above or similar circumstances could similarly harm margins and profitability in the future, and we could find it necessary to take similar or other actions that would have a negative impact on our financial condition and results of operations.

Because our variable pricing plan resulted in increased prices charged to customers, we have experienced an increase in customer churn as utilities and fixed price REPs appear to have more attractive pricing. A failure to mitigate that impact could result in continuing decreases in meters served and revenues.

If we offer a fixed rate plan or some price protection to customers in order to attract customers who do not find a pure variable rate attractive, we will face greater commodity risk that we may not be able to effectively hedge.

Many customers registered complaints regarding their bills during the time of increased prices, which are reported to local public utility commissions and other regulatory bodies. Those bodies may take action to counter actual or perceived violations of regulation that could have a negative impact on us, even if we are ultimately successful in defending our activities. It is also possible to face private litigation regarding claims of inappropriate activity.

Legislators and regulators may enact or modify laws or regulation to prevent the repetition of the price spikes discussed above and we cannot predict whether those provisions will impact our ability to operate or compete.

If certain REPs are determined to have acted in a manner that was harmful to customers, the entire industry can suffer due to the reputational harm.

If any or all of the enumerated possible results from the polar vortex are enacted or come to being, they could have a material adverse impact on our financial condition, competitive position or results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2014	—	$—	—	7,000,000
February 1–28, 2014	—	$—	—	7,000,000
March 1–31, 2014	—	$—	—	7,000,000
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we are authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3.               Defaults upon Senior Securities

None

Item 4.               Mine Safety Disclosures

Not applicable

Item 5.               Other Information

None

Item 6.               Exhibits

Exhibit Number	Description

10.01(1)	Amended and Restated Employment Agreement, dated March 25, 2014, with effect as of January 1, 2014, between the Company and Howard S. Jonas.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

(1)	Incorporated by reference to Form 8-K/A, filed March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 12, 2014	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

May 12, 2014	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer