Form 10-Q
period 2014-06-30
Genie Energy Ltd.
filed 2014-08-11
CIK 1528356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 5, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,102,523 shares outstanding (excluding 75,740 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$67,796	$73,885
Restricted cash—short-term	10,404	14,429
Certificates of deposit	1,734	4,343
Trade accounts receivable, net of allowance for doubtful accounts of $931 at June 30, 2014 and $930 at December 31, 2013	29,927	42,926
Inventory	4,719	3,344
Prepaid expenses	3,212	3,408
Deferred income tax assets, net	920	840
Other current assets	2,630	2,917

Total current assets	121,342	146,092

Property and equipment, net	1,268	561
Goodwill	7,226	7,349
Restricted cash—long-term	1,139	1,127
Other assets	3,738	3,714

Total assets	$134,713	$158,843

Liabilities and equity
Current liabilities:
Trade accounts payable	$14,298	$25,302
Accrued expenses	9,017	9,856
Advances from customers	223	1,103
Income taxes payable	245	2,075
Due to IDT Corporation	255	541
Other current liabilities	1,269	1,457

Total current liabilities	25,307	40,334

Other liabilities	2,389	2,169

Total liabilities	27,696	42,503

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 and 1,917 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	19,743	16,303
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2014 and December 31, 2013	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 19,435 and 19,755 shares issued and 19,376 and 19,696 shares outstanding at June 30, 2014 and December 31, 2013, respectively	195	198
Additional paid-in capital	82,725	82,791
Treasury stock, at cost, consisting of 59 shares of Class B common stock at June 30, 2014 and December 31, 2013	(473)	(473)
Accumulated other comprehensive income	822	745
Retained earnings	9,284	21,552

Total Genie Energy Ltd. stockholders’ equity	112,312	121,132

Noncontrolling interests:
Noncontrolling interests	(4,295)	(3,792)
Receivable for issuance of equity	(1,000)	(1,000)

Total noncontrolling interests	(5,295)	(4,792)

Total equity	107,017	116,340

Total liabilities and equity	$134,713	$158,843

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues:
Electricity	$39,956	$45,066	$135,990	$99,690
Natural gas	8,854	10,068	43,168	40,775
Total revenues	48,810	55,134	179,158	140,465
Direct cost of revenues	(37,359)	(45,168)	(157,811)	(111,480)
Gross profit	11,451	9,966	21,347	28,985
Operating expenses and losses:
Selling, general and administrative (i)	13,426	12,137	27,715	24,906
Research and development	2,369	2,592	4,469	5,081
Equity in the net loss of AMSO, LLC	—	806	—	1,935
Loss from operations	(4,344)	(5,569)	(10,837)	(2,937)
Interest income	99	127	192	292
Financing fees	(583)	(789)	(1,528)	(1,795)
Other expense, net	(45)	(18)	(29)	(185)
Loss before income taxes	(4,873)	(6,249)	(12,202)	(4,625)
(Provision for) benefit from income taxes	(134)	81	46	(1,640)
Net loss	(5,007)	(6,168)	(12,156)	(6,265)
Net loss (income) attributable to noncontrolling interests	136	267	499	(1,146)
Net loss attributable to Genie Energy Ltd.	(4,871)	(5,901)	(11,657)	(7,411)
Dividends on preferred stock	(306)	(306)	(611)	(611)
Net loss attributable to Genie Energy Ltd. common stockholders.	$(5,177)	$(6,207)	$(12,268)	$(8,022)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders	$(0.24)	$(0.32)	$(0.58)	$(0.41)

Weighted-average number of shares used in calculation of basic and diluted loss per share	21,174	19,313	21,172	19,427
(i) Stock-based compensation included in selling, general and administrative expenses	$1,724	$1,134	$3,563	$2,091

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(5,007)	$(6,168)	$(12,156)	$(6,265)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	—	(10)	—	(44)
Foreign currency translation adjustments	103	23	73	145
Other comprehensive income	103	13	73	101
Comprehensive loss	(4,904)	(6,155)	(12,083)	(6,164)
Comprehensive loss (income) attributable to noncontrolling interests	142	277	503	(1,136)
Comprehensive loss attributable to Genie Energy Ltd.	$(4,762)	$(5,878)	$(11,580)	$(7,300)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(12,156)	$(6,265)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	59	50
Deferred income taxes	(80)	—
Stock-based compensation	3,563	2,091
Loss on disposal of property	—	37
Equity in the net loss of AMSO, LLC	—	1,935
Change in assets and liabilities:
Restricted cash	4,014	(1,069)
Trade accounts receivable	12,999	5,431
Inventory	(1,374)	791
Prepaid expenses	195	2,076
Other current assets and other assets	330	(170)
Trade accounts payable, accrued expenses and other current liabilities	(11,656)	(3,000)
Advances from customers	(880)	(997)
Due to IDT Corporation	(286)	(300)
Income taxes payable	(1,830)	753

Net cash (used in) provided by operating activities	(7,102)	1,363

Investing activities
Capital expenditures	(766)	(77)
Capital contributions to AMSO, LLC	—	(1,825)
Payments for acquisition	(574)	—
Issuance of note receivable	(50)	(125)
Purchases of certificates of deposit	—	(3,000)
Proceeds from maturities of certificates of deposit	2,600	—
Proceeds from maturities and sale of marketable securities	—	6,531

Net cash provided by investing activities	1,210	1,504

Financing activities
Dividends paid	(611)	(521)
Proceeds from exercise of stock options	27	53
Advance on sale of interest in subsidiary	300	—
Repurchases of Class B common stock from employees	—	(126)

Net cash used in financing activities	(284)	(594)

Effect of exchange rate changes on cash and cash equivalents	87	141

Net (decrease) increase in cash and cash equivalents	(6,089)	2,414
Cash and cash equivalents at beginning of period	73,885	69,409

Cash and cash equivalents at end of period	$67,796	$71,823

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. Genie’s principal businesses consist of the following:

•	IDT Energy, a retail energy provider (“REP”) supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 44.9% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale project in Colorado, (2) an 87.9% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) an 88.5% interest in Afek Oil and Gas, Ltd. (“Afek”), the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia.

Seasonality and Weather

The weather and the seasons, among other things, affect IDT Energy’s revenues. Weather conditions can have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 49% and 47% of IDT Energy’s natural gas revenues were generated in the first quarter of 2013 and 2012, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 31% and 34% of IDT Energy’s electricity revenues were generated in the third quarter of 2013 and 2012, respectively. As a result, the Company’s revenues and income (loss) from operations are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at June 30, 2014 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$254	$603	$—	$857
Liabilities:
Derivative contracts	$12	$379	$—	$391

The following table presents the balance of assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$390	$1,230	$62	$1,682
Liabilities:
Derivative contracts	$13	$372	$—	$385

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

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At June 30, 2014 and December 31, 2013, the fair value of the GOGAS stock option was nil.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014. There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014. There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2014. There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2013.

(in thousands)
Balance, December 31, 2013	$62
Total losses (realized or unrealized) included in earnings in “Direct cost of revenues”	(62)

Balance, June 30, 2014	$—

The amount of total gains or losses for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—

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

Restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At June 30, 2014 and December 31, 2013, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At June 30, 2014 and December 31, 2013, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At June 30, 2014 and December 31, 2013, other assets included an aggregate of $1.5 million and $1.4 million, respectively, in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair value of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815. Natural gas and electricity futures contracts, put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these contracts, options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2014, IDT Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange. At December 31, 2013, IDT Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of IDT Energy’s outstanding contracts and options as of June 30, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2014	17,600 MWh
Electricity	August 2014	235,200 MWh
Electricity	October 2014	36,800 MWh
Electricity	November 2014	30,400 MWh
Electricity	December 2014	35,200 MWh
Natural gas	August 2014	1,632,500 Dth
Natural gas	September 2014	800,000 Dth
Natural gas	January 2015	155,000 Dth
Natural gas	July 2015	882,500 Dth
Natural gas	January 2016	155,000 Dth
Natural gas	July 2016	155,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$857	$1,682

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$391	$385

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
qualifying as hedging instruments	Recognized on Derivatives	2014	2013	2014	2013
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(65)	$75	$(100)	$32

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

Except as set forth below, AMSO is responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, 35% of the next $50 million in approved expenditures and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A. (“Total”). All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of June 30, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $74.0 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first, second and third quarters of 2014. Total funded AMSO’s share in an aggregate amount of $2.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.9% and Total’s ownership interest increased to 55.1%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.4% and Total’s share increased to 68.6%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Balance, beginning of period	$(252)	$242
Capital contributions	—	1,825
Equity in the net loss of AMSO, LLC	—	(1,935)

Balance, end of period	$(252)	$132

At June 30, 2014 and December 31, 2013, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $7.9 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At June 30, 2014, the Company’s maximum exposure to additional loss because of its required investment in AMSO, LLC was $0.2 million, based on AMSO, LLC’s budget for the remainder of 2014. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2014 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the budget for the remainder of 2014	$445
Less: cumulative capital contributions to AMSO, LLC	—
Less: liability for equity loss in AMSO, LLC at June 30, 2014	(252)

MMaximum exposure to additional loss	$193

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
General and administrative	$111	$124	$234	$273
Research and development	2,534	2,219	4,046	5,297
Loss from operations	2,645	2,343	4,280	5,570
Other income	—	41	—	41
Net loss	$(2,645)	$(2,302)	$(4,280)	$(5,529)

Note 5—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2014
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2013	$121,132	$(4,792)	$116,340
Dividends on preferred stock	(611)	—	(611)
Exercise of stock options	27	—	27
Stock-based compensation	3,344	—	3,344
Comprehensive loss:
Net loss	(11,657)	(499)	(12,156)
Foreign currency translation adjustments	77	(4)	73

Comprehensive loss	(11,580)	(503)	(12,083)

Balance, June 30, 2014	$112,312	$(5,295)	$107,017

Dividend Payments

On February 15, 2014, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2013. On May 15, 2014, the Company paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2014. In July 2014, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2014. The dividend will be paid on or about August 15, 2014 to stockholders of record as of the close of business on August 7, 2014. The aggregate dividends declared in the six months ended June 30, 2014 and 2013 were $0.6 million and $0.3 million, respectively, and the aggregate dividends paid in the six months ended June 30, 2014 and 2013 were $0.6 million and $0.5 million, respectively.

Exchange Offer

On May 22, 2014, the Company initiated an offer to exchange up to 5.0 million shares of its outstanding Class B common stock for the same number of shares of its Preferred Stock. The offer expired on June 23, 2014. Prior to this exchange offer, the Preferred Stock were redeemable, in whole or in part, at the option of the Company following October 11, 2016 at 101% of the liquidation preference of $8.50 (the “Liquidation Preference”) plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of this exchange offer, the Company extended the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. On June 27, 2014, the Company issued 404,732 shares of its Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer. As a result of the issuance of additional shares of Preferred Stock, the aggregate quarterly Base Dividend will increase to $0.4 million from $0.3 million.

Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement with Howard S. Jonas, the Company’s Chairman of the Board and Chief Executive Officer, and a Restricted Stock Sale Agreement. Pursuant to these agreements, (a) options to purchase 3.0 million shares of the Company’s Class B common stock previously granted to Mr. Jonas, with an exercise price of $10.30 per share were cancelled, (b) the term of the existing employment agreement between the Company and Mr. Jonas was extended for an additional one year period, expiring on December 31, 2019, and (c) Mr. Jonas committed to purchase an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). On July 30, 2014 and August 4, 2014, Mr. Jonas purchased an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company for an aggregate purchase price of $24.6 million.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. At June 30, 2014, no repurchases had been made and 7 million shares remained available for repurchase under the stock repurchase program.

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

Net income (loss) of CCE, DAD and Tari and aggregate funding repaid to the Company by CCE, DAD and Tari from their operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss):
CCE	$132	$72	$112	$1,663
DAD	$(6)	$(10)	$(13)	$(35)
Tari	$—	$1	$(13)	$10
Aggregate funding repaid to the Company, net	$813	$2,845	$616	$4,403

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Assets
Cash and cash equivalents	$14	$434
Restricted cash	118	537
Trade accounts receivable	1,592	2,459
Prepaid expenses	91	364
Other current assets	277	353
Other assets	449	449

Total assets	$2,541	$4,596

Liabilities and members’ interests
Current liabilities	$1,412	$2,937
Due to IDT Energy	348	964
Noncontrolling interests	781	695

Total liabilities and noncontrolling interests	$2,541	$4,596

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 6—Loss Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The following securities that could potentially dilute basic earnings per share in the future were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	3,438	449	3,438	449
Non-vested restricted Class B common stock	166	1,785	166	1,785
Shares excluded from the calculation of diluted earnings per share	3,604	2,234	3,604	2,234

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2014 and 2013 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 7—Related Party Transaction

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amount IDT charged the Company	$639	$705	$1,418	$1,450
Amount the Company charged IDT	$136	$49	$275	$107

Note 8—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of IDT Energy and 92% of GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. The Company has two reportable business segments: IDT Energy, a REP supplying electricity and natural gas to residential and small business customers in the Northeastern United States, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 44.9% interest in AMSO, LLC, the Company’s oil shale project in Colorado, (2) an 87.9% interest in IEI, the Company’s oil shale project in Israel, (3) an 88.5% interest in Afek, the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended June 30, 2014
Revenues	$48,810	$—	$—	$48,810
Income (loss) from operations	940	(2,769)	(2,515)	(4,344)
Research and development	—	2,369	—	2,369
Equity in the net loss of AMSO, LLC	—	—	—	—

Three Months Ended June 30, 2013
Revenues	$55,134	$—	$—	$55,134
Income (loss) from operations	520	(3,888)	(2,201)	(5,569)
Research and development	—	2,592	—	2,592
Equity in the net loss of AMSO, LLC	—	806	—	806

Six Months Ended June 30, 2014
Revenues	$179,158	$—	$—	$179,158
Income (loss) from operations	31	(5,206)	(5,662)	(10,837)
Research and development	—	4,469	—	4,469
Equity in the net loss of AMSO, LLC	—	—	—	—

Six Months Ended June 30, 2013
Revenues	$140,465	$—	$—	$140,465
Income (loss) from operations	9,375	(7,808)	(4,504)	(2,937)
Research and development	—	5,081	—	5,081
Equity in the net loss of AMSO, LLC	—	1,935	—	1,935

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
June 30, 2014	$67,678	$39,752	$27,283	$134,713

December 31, 2013	$76,691	$42,193	$39,959	$158,843

Note 9—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was not served on IDT Energy until July 16, 2014.  The plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. IDT Energy’s response to the complaint is currently due on September 4, 2014. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission. In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and the Telemarketing Registration Act. IDT Energy continues to respond to requests for information in connection with the proceeding, and is cooperating with the AG and OCA. IDT Energy denies that there is any merit to these claims, and the Company cannot estimate its potential damages.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. IDT Energy’s response to the complaint is currently due on September 5, 2014.  IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. IDT Energy’s response to the complaint is currently due on August 20, 2014. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on its results of operations, cash flows or financial condition.

Purchase and Other Commitments

The Company had purchase commitments of $7.2 million as of June 30, 2014.

Renewable Energy Credits

IDT Energy must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2014, IDT Energy had commitments to purchase renewable energy credits of $15.9 million.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. At June 30, 2014, the Company accrued $0.2 million for the estimated loss from audits for which it is probable that a liability has been incurred. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letter of Credit

As of June 30, 2014, the Company had letters of credit outstanding totaling $7.6 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding as of June 30, 2014 expire in the twelve months ending June 30, 2015.

Performance Bonds

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2014, IDT Energy had aggregate performance bonds of $3.8 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2014, the Company was in compliance with such covenants. As of June 30, 2014, restricted cash—short-term of $0.3 million and trade accounts receivable of $27.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.3 million as of June 30, 2014.

Note 10—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At June 30, 2014 and December 31, 2013, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2014 and December 31, 2013, letters of credit of $7.6 million and $5.7 million, respectively, were outstanding.

Note 11—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. Our principal businesses consist of the following:

•	IDT Energy, a retail energy provider, or REP, supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and

•
Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 44.9% interest in American Shale Oil, L.L.C., or AMSO, LLC, our oil shale project in Colorado, (2) an 87.9% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel, (3) an 88.5% interest in Afek Oil and Gas, Ltd. or Afek, our conventional oil and gas exploration project in in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, our oil shale exploration project in Central Mongolia.

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

IDT Energy

Seasonality and Weather

The weather and the seasons, among other things, affect IDT Energy’s revenues. Weather conditions have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 49% and 47% of IDT Energy’s natural gas revenues were generated in the first quarter of 2013 and 2012, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 31% and 34% of IDT Energy’s electricity revenues were generated in the third quarter of 2013 and 2012, respectively. As a result, our revenues and income (loss) from operations are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financials results for the full year.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Six Months Ended June 30,
	2014	2013
Con Edison	22%	23%
West Penn Power	13%	10%
National Grid USA	na	12%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Con Edison	23%	23%
West Penn Power	13%	13%
Penelec	11%	12%

Winter 2014 Price Volatility and Customer Complaints

Because of dramatic increases in wholesale electricity prices, the retail electricity prices that IDT Energy and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. IDT Energy has also paid $4.7 million in rebates to affected customers in the six months ended June 30, 2014. IDT Energy was under no obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond IDT Energy’s control.

IDT Energy has also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014.

IDT Energy does not believe that it was at fault or acted in any way improperly with respect to the events of winter 2014.  However, we cannot predict the outcome of the regulatory or putative class action litigation or the impact on us of these or other actions, or whether there will be other impacts from the conditions that existed in winter 2014. Further, although we have taken action to insulate us and our customers from future similar events, we cannot assure that those actions will be effective.

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

Except as set forth below, AMSO is responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, 35% of the next $50 million in approved expenditures and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A., or Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of June 30, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $74.0 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first, second and third quarters of 2014. Total funded AMSO’s share in an aggregate amount of $2.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.9% and Total’s ownership interest increased to 55.1%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.4% and Total’s share increased to 68.6%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $7.9 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At June 30, 2014, our maximum exposure to additional loss because of our required investment in AMSO, LLC was $0.2 million, based on AMSO, LLC’s budget for the remainder of 2014. Our maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at June 30, 2014 was determined as follows:

(in millions)
AMSO’s committed investment in AMSO, LLC based on the budget for the remainder of 2014	$0.5
Less: cumulative capital contributions to AMSO, LLC	—
Less: liability for equity loss in to AMSO, LLC at June 30, 2014	(0.3)

Maximum exposure to additional loss	$0.2

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Central Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license was extended until July 2015. IEI has discussed securing its rights beyond July 2015 with the Ministry of Energy and Water, and expects a satisfactory resolution of this matter. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee, and the review of the application including a review of the environmental documents by the Ministry of Environment has been concluded. The District Planning Committee held a meeting on the application on August 4, 2014, which meeting was adjourned after partially completing the agenda. We fully expect the permitting process to extend for at least several more months until a final determination on the application is made.

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three-year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently began the analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application to conduct a ten-well exploration drilling program. On July 24, 2014, Afek received notice that Israel’s Northern District Planning and Building Committee had voted to approve the application, although the drilling permit has not yet been issued. Also in July 2014, the Supreme Court of Israel denied a motion filed by groups seeking to prevent the Committee from approving the project. Provided that the permit is issued on a timely basis and no legal obstacles arise, Afek plans to begin exploratory drilling in the second half of 2014 and could take up to three years to complete.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. To date, Genie Mongolia is the only recipient of an exclusive oil shale survey contract in Mongolia. During 2013, Genie Mongolia conducted initial surface and subsurface exploration work. To date in 2014, Genie Mongolia continued surface mapping and other geophysical evaluation work of the area. Any subsequent commercial operations would be contingent upon implementation of a regulatory framework by the government for the permitting and licensing of commercial oil shale operations. We continue to evaluate our operations in Mongolia in light of regulatory factors.

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

IDT Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues:
Electricity	$40.0	$45.1	$(5.1)	(11.3)%	$136.0	$99.7	$36.3	36.4%
Natural gas	8.8	10.1	(1.3)	(12.1)	43.1	40.8	2.3	5.9
Total revenues	48.8	55.2	(6.4)	(11.5)	179.1	140.5	38.6	27.6
Direct cost of revenues	37.4	45.2	(7.8)	(17.3)	157.8	111.5	46.3	41.6
Gross profit	11.4	10.0	1.4	14.9	21.3	29.0	(7.7)	(26.4)
Selling, general and administrative expenses	10.5	9.5	1.0	11.3	21.3	19.6	1.7	8.7
Income from operations	$0.9	$0.5	$0.4	80.8%	$—	$9.4	$(9.4)	(99.7)%

Revenues. IDT Energy’s revenues decreased in the three months ended June 30, 2014 compared to the same period in 2013 because of a significant decrease in consumption, primarily due to a decrease in meters enrolled. As described below, the unusually cold weather and resultant high energy costs in the three months ended March 31, 2014 adversely affected IDT Energy’s customer churn in the three and six months ended June 30, 2014 compared to the same periods in 2013.

IDT Energy’s electricity revenues decreased in the three months ended June 30, 2014 compared to the same period in 2013 because of a significant decrease in consumption, primarily due to a decrease in meters enrolled. Electricity consumption decreased 29.6% in the three months ended June 30, 2014 compared to the same period in 2013, and meters enrolled decreased 22.3% in the three months ended June 30, 2014 compared to the same period in 2013. Average electricity consumption per meter also decreased 9.4% in the three months ended June 30, 2014 compared to the same period in 2013, primarily because of the significant churn of relatively high average consumption meters in Pennsylvania territories. The average rate charged to customers for electricity increased 25.9% in the three months ended June 30, 2014 compared to the same period in 2013. The increase in the average rate charged to customers for electricity was partially due to an increase in the underlying commodity cost.

IDT Energy's natural gas revenues decreased in the three months ended June 30, 2014 compared to the same period in 2013 because of a decrease in consumption, primarily due to a decrease in meters enrolled. Natural gas consumption decreased 11.8% in the three months ended June 30, 2014 compared to the same period in 2013, and meters enrolled decreased 18.9% in the three months ended June 30, 2014 compared to the same period in 2013. These decreases were partially offset by an increase in average natural gas consumption per meter, which increased 8.8% in the three months ended June 30, 2014 compared to the same period in 2013. The average rate charged to customers for natural gas decreased 0.3% in the three months ended June 30, 2014 compared to the same period in 2013.

IDT Energy’s revenues increased in the six months ended June 30, 2014 compared to the same period in 2013. A confluence of issues in January and February 2014 associated with this past winter’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where IDT Energy and other retail providers purchase their supply. These factors included sustained, extremely cold weather in much of IDT Energy’s service area, the failure of the Independent System Operators (ISO) to deliver peak power, and unusually volatile commodity trading in the financial markets. IDT Energy responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of $1.2 million and $4.7 million in rebates to customers in the three and six months ended June 30, 2014, respectively. The colder weather adversely affected IDT Energy’s customer churn, gross margins and results of operations in the six months ended June 30, 2014 compared to the same period in 2013.

IDT Energy’s electricity revenues increased in the six months ended June 30, 2014 compared to the same period in 2013 because of a 67.8% increase in the average rate charged to customers, which is tied to the higher commodity costs. This increase was partially offset by an 18.7% decrease in electricity consumption. The increase in the average rate charged to customers for electricity was mostly due to a 74.2% increase in the underlying commodity cost in the six months ended June 30, 2014 compared to the same period in 2013. The decrease in electricity consumption was primarily the result of a decrease in meters enrolled, which decreased 18.5% in the six months ended June 30, 2014 compared to the same period in 2013, coupled with a 0.3% decrease in average consumption per meter in the six months ended June 30, 2014 compared to the same period in 2013.

IDT Energy's natural gas revenues increased in the six months ended June 30, 2014 compared to the same period in 2013 because of a 10.6% increase in the average rate charged to customers, partially offset by a 4.3% decrease in natural gas consumption. The increase in the average rate charged to customers for natural gas was mostly due to a 47.7% increase in the underlying commodity cost in the six months ended June 30, 2014 compared to the same period in 2013. The decrease in natural gas consumption was primarily the result of a 16.7% decrease in meters enrolled, although average consumption per meter increased 15.0% in the six months ended June 30, 2014 compared to the same period in 2013.

IDT Energy’s customer base as measured by meters enrolled consisted of the following:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in thousands)
Meters at end of quarter:
Electricity customers	238	256	282	300	314
Natural gas customers	126	135	145	156	161

Total meters	364	391	427	456	475

Gross meter acquisitions in the three and six months ended June 30, 2014 were 55,000 and 102,000, respectively, compared to 71,000 and 137,000 in the three and six months ended June 30, 2013, respectively, which reflects an intentional slowing of acquisitions in the territories most impacted by the rising commodity costs during the polar vortex. During the three months ended June 30, 2014, IDT Energy accelerated acquisitions of new customers in Illinois, and reengaged its marketing efforts in certain Pennsylvania utility territories where it had suspended activities in the prior quarter, which contributed to the increase in sequential gross meter acquisitions. Net meters enrolled decreased by 27,000 or 6.9% in the three months ended June 30, 2014 compared to a decrease of 10,000 meters or 2.1% in the three months ended June 30, 2013, and decreased by 63,000 meters or 14.6% in the six months ended June 30, 2014 compared to a decrease of 27,000 meters or 5.4% in the six months ended June 30, 2013, as gross meter acquisitions in the three and six months ended June 30, 2014 were more than offset by higher rates of customer churn. Average monthly churn increased from 6.3% in the three months ended June 30, 2013 to 8.1% in the three months ended June 30, 2014, and from 6.3% in the six months ended June 30, 2013 to 7.6% in the six months ended June 30, 2014, as some customers migrated back to the incumbent utility because of the large increase in the rates charged to customers due to the extreme increase in our costs to procure the commodities.

IDT Energy has license applications pending to enter into additional territories, primarily gas and dual meter territories, in Pennsylvania, Maryland and the District of Columbia. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts and Connecticut. During the six months ended June 30, 2014, efforts in Illinois and the District of Columbia started to gain traction. In addition, IDT Energy has developed several significant initiatives to drive growth in gross meter additions. Most notably, Epiq Energy, LLC, or Epiq, which IDT Energy acquired in December 2013, provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Epiq is expected to begin meter acquisition efforts in certain IDT Energy utility territories by September 2014. In addition, IDT Energy has developed and begun to market a twelve-month guaranteed rate residential offering in some utility territories, and has created a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. IDT Energy expects these initiatives to contribute meaningfully to gross meter additions by December 2014.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base. The RCE decrease at June 30, 2014 compared to December 31, 2013 and June 30, 2013 primarily reflects the decline in meters enrolled. In addition, the Pennsylvania utility territories hardest hit by the polar vortex have relatively high per meter consumption rates. They experienced higher than average levels of churn and customer acquisition programs in some of these territories were briefly suspended.

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in thousands)
RCEs at end of quarter:
Electricity customers	174	198	228	246	263
Natural gas customers	86	90	87	91	94

Total RCEs	260	288	315	337	357

Direct Cost of Revenues and Gross Margin Percentage. IDT Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Direct cost of revenues:				(in millions)
Electricity	$29.8	$38.4	$(8.6)	(22.4)%	$117.0	$82.6	$34.4	41.6%
Natural gas	7.6	6.8	0.8	11.6	40.8	28.9	11.9	41.4
Total direct cost of revenues	$37.4	$45.2	$(7.8)	(17.3)%	$157.8	$111.5	$46.3	41.6%

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Change	2014	2013	Change
Gross margin percentage:
Electricity	25.6%	14.9%	10.7%	14.0%	17.1%	(3.1)%
Natural gas	13.9	32.2	(18.3)	5.4	29.2	(23.8)
Total gross margin percentage	23.5%	18.1%	5.4%	11.9%	20.6%	(8.7)%

Direct cost of revenues for electricity decreased in the three months ended June 30, 2014 compared to the same period in 2013 primarily because of the 29.6% decrease in electricity consumption, partially offset by a 10.2% increase in the average unit cost of electricity. Gross margin on electricity sales increased in the three months ended June 30, 2014 compared to the same period in 2013 because the average rate charged to customers for electricity increased substantially more than the average unit cost of electricity in the three months ended June 30, 2014 compared to the same period in 2013. Additionally, the three months ended June 30, 2013 were impacted by the effects of an internal pricing system issue that constrained our ability to make timely adjustments to electric rates in some newer territories, which did not repeat. Direct cost of revenues for electricity increased and gross margin on electricity sales decreased in the six months ended June 30, 2014 compared to the same period in 2013 primarily because the average unit cost of electricity increased 74.2% in the six months ended June 30, 2014 compared to the same period in 2013. The increase in direct cost of revenues for electricity was partially offset by an 18.7% decrease in electricity consumption in the six months ended June 30, 2014 compared to the same period in 2013.

Direct cost of revenues for natural gas increased and gross margins on natural gas sales decreased in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to the 26.5% and 47.7% increases in the average unit cost of natural gas in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in direct cost of revenues for natural gas was partially offset by decreases of 11.8% and 4.3% in natural gas consumption in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended June 30, 2014 compared to the same periods in 2013 was due to increases in payroll and benefits, consulting and professional fees and computer software licenses expense, all of which related to the acquisition of Diversegy, LLC, or Diversegy, and Epiq Energy, LLC. In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers, and its network marketing channel, Epiq. In addition, the increase in selling, general and administrative expenses in the six months ended June 30, 2014 compared to the same period in 2013 was due to an increase in purchase of receivable fees because of the increase in revenues, partially offset by a decrease in customer acquisition costs due to the significant decrease in the number of new customers acquired. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses increased from 17.1% in the three months ended June 30, 2013 to 21.5% in the three months ended June 30, 2014, and decreased from 14.0% in the six months ended June 30, 2013 to 11.9% in the six months ended June 30, 2014.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
				(in millions)
General and administrative expenses	$0.4	$0.5	$0.1	18.3%	$0.7	$0.8	$0.1	7.0%
Research and development	2.4	2.6	0.2	8.6	4.5	5.1	0.6	12.0
Equity in net loss of AMSO, LLC	—	0.8	0.8	100.0	—	1.9	1.9	100.0
Loss from operations	$(2.8)	$(3.9)	$1.1	28.8%	$(5.2)	$(7.8)	$2.6	33.3%

General and Administrative. General and administrative expenses decreased in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a decrease in stock-based compensation expense, which decreased $0.1 million in the three months ended June 30, 2014 compared to the same period in 2013. In May 2013, we granted an aggregate of 1.0% of the equity in IEI to certain of our employees. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013. General and administrative expenses decreased in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to decreases in legal, consulting and professional fees.

Research and Development. Research and development expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
IEI	$0.7	$1.0	$1.3	$2.1
Genie Mongolia	0.6	0.7	1.1	1.7
Afek	1.1	0.8	2.0	1.1
Other	—	0.1	0.1	0.2
Total research and development expenses	$2.4	$2.6	$4.5	$5.1

During the three and six months ended June 30, 2014, the environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility was under review by the Ministry of Environment. In addition, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Genie Mongolia’s expenses in the three and six months ended June 30, 2014 and 2013 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In the three and six months ended June 30, 2014, Genie Mongolia continued surface mapping and other geophysical evaluation work of the area. The exploratory well program is intended to identify a site suitable for a pilot test and subsequent commercial operations. Any subsequent commercial operations would be contingent upon implementation of a regulatory framework by the government for the permitting and licensing of commercial oil shale operations.

After receiving the award of a 36-month petroleum exploration license in the Southern portion of the Golan Heights in 2013, Afek has been preparing permit applications, contracting with international service providers to assist in exploration activities, and staffing up for operations. During 2013, Afek completed preliminary geophysical work including an electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently began the analysis of the acquired data. In addition, Afek applied to Israel’s Northern District Planning and Building Committee for a permit to conduct a ten-well oil and gas exploration drilling program. In July 2014, the Committee voted to approve the application, although the drilling permit has not yet been issued. Provided that the permit is issued on a timely basis and no legal obstacles arise, Afek plans to begin exploratory drilling in the second half of 2014 and could take up to three years to complete.

Equity in the Net Loss of AMSO, LLC. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first, second, and third quarters of 2014. Total funded AMSO’s share in an aggregate amount of $2.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $7.9 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests. As a result, equity in the net loss of AMSO, LLC was nil in the three and six months ended June 30, 2014. Equity in the net loss of AMSO, LLC was $0.8 million and $1.9 million in the three and six months ended June 30, 2013, respectively, which was 35% of AMSO, LLC’s net loss of $2.3 million and $5.5 million in the three and six months ended June 20, 2013, respectively.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.5	$2.2	$0.3	14.3%	$5.7	$4.5	$1.2	25.7%

The increase in general and administrative expenses in the three and six months ended June 30, 2014 as compared to the same periods in 2013 was due primarily to an increase in stock-based compensation. The increase in stock-based compensation was the result of the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas, our Chairman of the Board and Chief Executive Officer. The options were vesting in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million. The options were cancelled in July 2014 in connection with our entry into a Second Amended and Restated Employment Agreement with Mr. Jonas. As a percentage of our consolidated revenues, Corporate general and administrative expenses increased from 4.0% in the three months ended June 30, 2013 to 5.2% in the three months ended June 30, 2014, and were unchanged at 3.2% in the six months ended June 30, 2013 and 2014.

Consolidated

Selling, General and Administrative. We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders (the Spin-Off). IDT charges us for services it provides pursuant to the Transition Services Agreement that we entered into with IDT prior to the Spin-Off. In addition, we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, were $0.5 million and $0.7 million in the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.3 million in the six months ended June 30, 2014 and 2013, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.7 million and $3.6 million in the three and six months ended June 30, 2014, respectively, compared to $1.1 million and $2.1 million in the same periods in 2013. The increases were primarily due to expense from grants of stock options, partially offset by a decrease in expense from grants of restricted stock. At June 30, 2014, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $21.0 million. The expense from these grants is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below loss from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Loss from operations	$(4.3)	$(5.6)	$1.3	22.0%	$(10.8)	$(2.9)	$(7.9)	(269.0)%
Interest income	0.1	0.1	—	(22.0)	0.1	0.3	(0.2)	(34.2)
Financing fees	(0.6)	(0.8)	0.2	26.1	(1.5)	(1.8)	0.3	14.9
Other expense, net	(0.1)	—	(0.1)	(150.0)	—	(0.2)	0.2	84.3
(Provision for) benefit from income taxes	(0.1)	0.1	(0.2)	(265.4)	—	(1.7)	1.7	102.8
Net loss	(5.0)	(6.2)	1.2	18.8	(12.2)	(6.3)	(5.9)	(94.0)
Net loss (income) attributable to noncontrolling interests	0.1	0.3	(0.2)	(49.1)	0.5	(1.1)	1.6	143.5
Net loss attributable to Genie	$(4.9)	$(5.9)	$1.0	17.5%	$(11.7)	$(7.4)	$(4.3)	(57.3)%

 Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees decreased in the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily because of the reduced consumption by IDT Energy’s customers in the three and six months ended June 30, 2014 compared to the similar periods in 2013.

Other Expense, net.  The change in other expense, net was primarily due to the change in foreign currency translation losses to losses of $44,000 and $27,000 in the three and six months ended June 30, 2014, respectively, from losses of $20,000 and $0.1 million, in the three and six months ended June 30, 2013, respectively, as well as a loss on disposal of property in the six months ended June 30, 2013 of $37,000.

(Provision for) Benefit from Income Taxes. The change in income taxes in the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to the changes in federal and state income tax expense in IDT Energy and Citizen’s Choice Energy, LLC, or CCE, one of our consolidated variable interest entities. Both IDT Energy and CCE had significant changes in their results of operations in the three and six months ended June 30, 2014 compared to the same periods in 2013. The following table summarizes the IDT Energy and CCE’s aggregate income (loss) before income taxes and (provision for) benefit from income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
IDT Energy and CCE:
Aggregate income (loss) before income taxes	$1.1	$(0.2)	$—	$7.7

Aggregate benefit from (provision for) income taxes	$—	$0.2	$0.6	$(3.2)

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily relates to 100% of the net income (loss) incurred by CCE, which is a variable interest entity that is consolidated within our IDT Energy segment. We do not have any ownership interest in CCE, therefore, all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in both the three and six months ended June 30, 2014 was $0.1 million compared to $0.1 million and $1.7 million in the three and six months ended June 30, 2013, respectively. CCE’s net income was unchanged in the three months ended June 30, 2014 and 2013. CCE’s net income decreased in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a reduction in gross profit.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, IDT Energy’s cash flow from operating activities and sales of equity interests in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $79.9 million balance of cash, cash equivalents, restricted cash—short-term and certificates of deposit that we held as of June 30, 2014 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending June 30, 2015.

As of June 30, 2014, we had working capital (current assets less current liabilities) of $96.0 million.

	Six months ended June 30,
	2014	2013
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(7.1)	$1.4
Investing activities	1.2	1.5
Financing activities	(0.3)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1

(Decrease) increase in cash and cash equivalents	$(6.1)	$2.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari, are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our IDT Energy segment. We previously provided CCE, DAD and Tari with all of the cash required to fund their operations. In the six months ended June 30, 2014 and 2013, CCE, DAD and Tari repaid $0.6 million and $4.4 million, respectively, to us.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2014, we were in compliance with such covenants. As of June 30, 2014, restricted cash—short-term of $0.3 million and trade accounts receivable of $27.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.3 million as of June 30, 2014.

We are subject to audits in various jurisdictions for various taxes. At June 30, 2014, we accrued $0.2 million for the estimated loss from audits for which it is probable that a liability has been incurred. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, additional provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $0.8 million in the six months ended June 30, 2014 compared to $77,000 in the six months ended June 30, 2013. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending June 30, 2015 will be approximately $0.4 million. We did not have any material commitments for capital expenditures at June 30, 2014.

In the six months ended June 30, 2013, cash used for capital contributions to AMSO, LLC was $1.8 million. No contributions were made in the six months ended June 30, 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first, second and third quarters of 2014. Total funded AMSO’s share in an aggregate amount of $2.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.9% and Total’s ownership interest increased to 55.1%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.4% and Total’s share increased to 68.6%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and Epiq. Cash paid for the acquisitions, net of cash acquired, was $0.8 million. In addition, IDT Energy agreed to additional cash payments of $1.2 million and contingent payments that were estimated to be $1.3 million. In the six months ended June 30, 2014, we paid an aggregate of $0.6 million in scheduled and contingent payments. At June 30, 2014, the remaining scheduled payments were an aggregate of $0.8 million, and the estimated contingent payments were $1.1 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

In the six months ended June 30, 2014 and 2013, we used cash of nil and $3.0 million, respectively, to purchase certificates of deposit. In the six months ended June 30, 2014 and 2013, proceeds from maturities of certificates of deposit were $2.6 million and nil, respectively.

In the six months ended June 30, 2014 and 2013, proceeds from maturities and sale of marketable securities were nil and $6.5 million, respectively.

Financing Activities

 In the six months ended June 30, 2014, we paid aggregate Base Dividends of $0.3188 per share on our Series 2012-A Preferred Stock, or Preferred Stock, for the fourth quarter of 2013 and the first quarter of 2014. The aggregate amount paid was $0.6 million. In July 2014, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the second quarter of 2014. The dividend will be paid on or about August 15, 2014 to stockholders of record as of the close of business on August 7, 2014. In the six months ended June 30, 2013, we paid an aggregate Base Dividend of $0.2911 per share on our Preferred Stock for the fourth quarter of 2012 and the first quarter of 2013. The aggregate amount paid was $0.5 million.

We received proceeds from the exercise of our stock options of $27,000 and $53,000 in the six months ended June 30, 2014 and 2013, respectively.

In the six months ended June 30, 2014, we received an advance on the sale of an interest in a subsidiary of $0.3 million.

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

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. At June 30, 2014, no repurchases have been made and 7 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every six months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At June 30, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2014, letters of credit of $7.6 million were outstanding.

Exchange Offer

On May 22, 2014, we initiated an offer to exchange up to 5.0 million shares of our outstanding Class B common stock for the same number of shares of our Preferred Stock. The offer expired on June 23, 2014. Prior to this exchange offer, the Preferred Stock were redeemable, in whole or in part, at our option following October 11, 2016 at 101% of the liquidation preference of $8.50, or the Liquidation Preference, plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of this exchange offer, we extended the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. On June 27, 2014, we issued 404,732 shares of our Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer. As a result of the issuance of additional shares of Preferred Stock, the aggregate quarterly Base Dividend will increase to $0.4 million from $0.3 million.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $30.9 million at June 30, 2014 from $43.9 million at December 31, 2013 reflecting the seasonal decline in revenue, particularly for natural gas, since December 31, 2013.

Inventory of natural gas decreased to $1.8 million at June 30, 2014 from $3.3 million at December 31, 2013 primarily due to a 50% decrease in quantity as a result of sales of natural gas during the winter heating season. Inventory at June 30, 2014 also includes $2.9 million in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of June 30, 2014:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$0.4	$0.4	$—	$—	$—
Purchase obligations	7.2	6.9	0.3	—	—
Renewable energy credits purchase obligations	15.9	3.6	9.4	2.9	—
Operating leases	1.1	0.4	0.6	0.1	—
Other long-term liabilities (2)	0.8	0.8	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$25.4	$12.1	$10.3	$3.0	$—

(1)
The timing of AMSO’s payments to AMSO, LLC is based on the current budget and other projections and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for the first, second and third quarters of 2014. Total funded AMSO’s share in an aggregate amount of $2.7 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.9% and Total’s ownership interest increased to 55.1%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2014, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(2)
Other long-term liabilities at June 30, 2014 include deferred cash payments of $0.8 million in connection with our December 2013 acquisition of Diversegy, LLC and Epiq Energy, LLC. The above table does not include estimated contingent payments of $1.1 million in connection with the acquisition due to the uncertainty of the amount and/or timing of any such payments.

(3)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2014 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period
(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letter of credit (1)	$7.6	$7.6	$—	$—	$—

(1)	The above table does not include an aggregate of $3.8 million in performance bonds at June 30, 2014 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2014, IDT Energy had aggregate performance bonds of $3.8 million outstanding.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2014 had remained the same as in the six months ended June 30, 2013, our gross profit from electricity sales would have decreased by $5.1 million in the six months ended June 30, 2014 and our gross profit from natural gas sales would have increased by $9.1 million in that same period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of futures contracts, swaps and put and call options. While the use of these hedging arrangements limit the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts, swaps and options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of IDT Energy’s outstanding contracts and options as of June 30, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2014	17,600 MWh
Electricity	August 2014	235,200 MWh
Electricity	October 2014	36,800 MWh
Electricity	November 2014	30,400 MWh
Electricity	December 2014	35,200 MWh
Natural gas	August 2014	1,632,500 Dth
Natural gas	September 2014	800,000 Dth
Natural gas	January 2015	155,000 Dth
Natural gas	July 2015	882,500 Dth
Natural gas	January 2016	155,000 Dth
Natural gas	July 2016	155,000 Dth

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of material weaknesses in our internal control over financial reporting as discussed below.

The following material weaknesses in our controls were initially identified as of December 31, 2013:

●	A proper review and approval of journal entries was not performed by the IDT Energy Controller’s group to ensure that the journal entry is appropriately supported, complete and accurate, and

●	We failed to identify errors while conducting quarterly financial statement variance analyses reviewed by our senior management.

Notwithstanding the material weaknesses described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and six months ended June 30, 2014.

Following the Audit Committee’s independent review, and in response to the material weaknesses discussed above, we have begun implementing the following measures to improve internal control over financial reporting:

●	Review staffing within the IDT Energy accounting team and hire an additional senior accounting resource,

●	Review and amend the journal entry review process to ensure a more vigorous level of oversight of the entry and the underlying documentation, and

●	Develop better reporting and metrics within the variance analysis used by senior management in their review of the financials.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

Legal proceedings in which we are involved are described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.         Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Unusual weather conditions may have significant direct and indirect impacts on IDT Energy’s business and results of operations.

A confluence of issues in January and February associated with the 2013-2014 winter season’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where IDT Energy and other retail providers purchase their supply. These factors included sustained, extremely cold weather, the failure of the Independent System Operators (ISO) to deliver peak power, and unusually volatile commodity trading in the financial markets. In some regions, wholesale prices increased briefly by factors of more than eight times. IDT Energy responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers. In addition, in the six months ended June 30, 2014, IDT Energy issued $4.7 million in rebates to hard hit customers.

Repeats of the circumstances described above or similar circumstances could similarly harm margins and profitability in the future, and we could find it necessary to take similar or other actions that would have a negative impact on our financial condition and results of operations.

Because our variable pricing plan resulted in increased prices charged to customers, we have experienced an increase in customer churn as utilities and fixed price REPs appear to have more attractive pricing. Those increased levels appear to have peaked as we experienced levels of churn closer to historical levels during the latter part of the second quarter of 2014.  A failure to mitigate a continuing increase in churn level could result in continuing decreases in meters served and revenues.

IDT Energy has developed and begun to market a twelve-month guaranteed rate residential offering in some utility territories, and has created a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. We will face greater commodity risk from guaranteed rate offerings, which we may not be able to effectively hedge.

A large numbers of customers filed informal and formal complaints regarding their bills during the time of increased prices to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it received and attempted to resolve each complaining customer’s concerns. IDT Energy has also paid $4.7 million in rebates to affected customers in the six months ended June 30, 2014. IDT Energy was under no obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond IDT Energy’s control.

IDT Energy has also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014, and the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014.

IDT Energy does not believe that it was at fault or acted in any way improperly with respect to the events of winter 2014.  However, we cannot predict the outcome of the regulatory or putative class action litigation or the impact on us of these or other actions, or whether there will be other impacts from the conditions that existed in winter 2014. Further, although we have taken action to insulate us and our customers from future similar events, we cannot assure that those actions will be effective.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2014	—	$—	—	7,000,000
May 1–31, 2014	—	$—	—	7,000,000
June 1–30, 2014 (2)	—	$—	—	7,000,000

Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we are authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

(2)	Excludes 404,732 shares of Class B common stock that were exchanged by our stockholders on June 27, 2014 for an equal number of shares of Series 2012-A Preferred Stock pursuant to an exchange offer.

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

Genie Energy Ltd.

August 11, 2014	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

August 11, 2014	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer