Form 10-Q
period 2014-09-30
Genie Energy Ltd.
filed 2014-11-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of November 5, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	22,999,617 shares outstanding (excluding 177,889 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$86,238	$73,885
Restricted cash—short-term	11,000	14,429
Certificates of deposit	4,661	4,343
Trade accounts receivable, net of allowance for doubtful accounts of $1,238 at September 30, 2014 and $930 at December 31, 2013	24,976	42,926
Receivable due from related party	263	—
Inventory	8,979	3,344
Prepaid expenses	4,170	3,408
Deferred income tax assets, net	920	840
Other current assets	3,770	2,917
Total current assets	144,977	146,092
Property and equipment, net	1,748	561
Goodwill	7,226	7,349
Restricted cash—long-term	1,074	1,127
Other assets	3,806	3,714
Total assets	$158,831	$158,843

Liabilities and equity
Current liabilities:
Trade accounts payable	$13,618	$25,302
Accrued expenses	9,944	9,856
Advances from customers	227	1,103
Income taxes payable	278	2,075
Due to IDT Corporation	831	541
Other current liabilities	2,010	1,457

Total current liabilities	26,908	40,334
Other liabilities	1,985	2,169

Total liabilities	28,893	42,503
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000: Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 and 1,917 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	19,743	16,303
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2014 and December 31, 2013	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,178 and 19,755 shares issued and 23,000 and 19,696 shares outstanding at September 30, 2014 and December 31, 2013, respectively	232	198
Additional paid-in capital	112,156	82,791
Treasury stock, at cost, consisting of 178 and 59 shares of Class B common stock at September 30, 2014 and December 31, 2013, respectively	(1,430)	(473)
Accumulated other comprehensive income	403	745
Retained earnings	4,521	21,552

Total Genie Energy Ltd. stockholders’ equity	135,641	121,132
Noncontrolling interests:
Noncontrolling interests	(4,703)	(3,792)
Receivable for issuance of equity	(1,000)	(1,000)

Total noncontrolling interests	(5,703)	(4,792)

Total equity	129,938	116,340

Total liabilities and equity	$158,831	$158,843

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues:
Electricity	$43,357	$66,923	$179,347	$166,613
Natural gas	2,829	4,715	45,998	45,490
Total revenues	46,186	71,638	225,345	212,103
Direct cost of revenues	(28,359)	(51,699)	(186,170)	(163,179)
Gross profit	17,827	19,939	39,175	48,924
Operating expenses and losses:
Selling, general and administrative (i)	18,890	12,666	46,605	37,572
Research and development	3,044	2,653	7,513	7,734
Equity in the net loss of AMSO, LLC	—	672	—	2,607
(Loss) income from operations	(4,107)	3,948	(14,943)	1,011
Interest income	117	59	310	351
Financing fees	(518)	(729)	(2,046)	(2,524)
Other income (expense), net	150	(159)	121	(344)
(Loss) income before income taxes	(4,358)	3,119	(16,558)	(1,506)
Provision for income taxes	(467)	(1,077)	(420)	(2,717)
Net (loss) income	(4,825)	2,042	(16,978)	(4,223)
Net loss (income) attributable to noncontrolling interests	430	(51)	929	(1,197)
Net (loss) income attributable to Genie Energy Ltd.	(4,395)	1,991	(16,049)	(5,420)
Dividends on preferred stock	(370)	(306)	(1,046)	(917)
Net (loss) income attributable to Genie Energy Ltd. common stockholders.	$(4,765)	$1,685	$(17,095)	$(6,337)

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.22)	$0.09	$(0.81)	$(0.33)

Diluted	$(0.22)	$0.08	$(0.81)	$(0.33)

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	21,224	19,384	21,189	19,413

Diluted	21,224	21,089	21,189	19,413

(i) Stock-based compensation included in selling, general and administrative expenses	$4,929	$1,064	$8,492	$3,155

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(4,825)	$2,042	$(16,978)	$(4,223)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	—	59	—	15
Foreign currency translation adjustments	(397)	176	(324)	321
Other comprehensive (loss) income	(397)	235	(324)	336
Comprehensive (loss) income	(5,222)	2,277	(17,302)	(3,887)
Comprehensive loss (income) attributable to noncontrolling interests	408	(48)	911	(1,184)
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(4,814)	$2,229	$(16,391)	$(5,071)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(16,978)	$(4,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	80
Deferred income taxes	(80)	—
Provision for doubtful accounts receivable	308	—
Stock-based compensation	8,492	3,155
Loss on disposal of property	—	37
Equity in the net loss of AMSO, LLC	—	2,607
Change in assets and liabilities:
Restricted cash	3,482	(665)
Trade accounts receivable	17,642	1,799
Inventory	(5,635)	(834)
Prepaid expenses	(763)	651
Other current assets and other assets	(1,143)	(950)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(11,129)	(2,556)
Advances from customers	(876)	(399)
Due to IDT Corporation	290	(78)
Income taxes payable	(1,796)	693

Net cash used in operating activities	(8,094)	(683)
Investing activities
Capital expenditures	(1,261)	(300)
Capital contributions to AMSO, LLC	—	(2,345)
Payments for acquisition	(574)	—
Issuance of note receivable	(50)	(375)
Purchases of certificates of deposit	(4,655)	(5,330)
Proceeds from maturities of certificates of deposit	4,334	2,205
Purchases of marketable securities	—	(3)
Proceeds from maturities and sale of marketable securities	—	10,033

Net cash (used in) provided by investing activities	(2,206)	3,885
Financing activities
Dividends paid	(982)	(826)
Proceeds from purchases of Class B common stock by Howard S. Jonas	24,552	—
Proceeds from exercise of stock options	27	53
Advance on sale of interest in subsidiary	300	—
Repurchases of Class B common stock	(957)	(270)

Net cash provided by (used in) financing activities	22,940	(1,043)
Effect of exchange rate changes on cash and cash equivalents	(287)	279

Net increase in cash and cash equivalents	12,353	2,438
Cash and cash equivalents at beginning of period	73,885	69,409

Cash and cash equivalents at end of period	$86,238	$71,847

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie Retail Energy owns 100% of IDT Energy. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. Genie’s principal businesses consist of the following:

•	Genie Retail Energy owns the Company’s retail energy provider (“REP”) and energy brokerage businesses supplying electricity and natural gas to residential and small business customers in the Northeastern United States and other operations in the retail energy provider industry; and

•	Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 44.3% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), a joint venture with Total S.A. (“Total”) that is developing an oil shale project in Colorado, (2) an 87.9% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale project in Israel, (3) an 88.5% interest in Afek Oil and Gas, Ltd. (“Afek”), the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia.

On September 2, 2014, the Jerusalem District Committee for Planning and Building declined to issue IEI a permit to build and operate a pilot drilling project. IEI holds an exclusive Shale Oil Exploration and Production License awarded in 2008 by the Israeli Ministry of National Infrastructure. IEI is currently evaluating its options to determine the best course of action to move forward to exploit the abundant oil shale resource in Israel.

In the three months ended September 30, 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. That issuance was subsequently challenged by the Israel Union for Environmental Defense and some local residents. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. The hearing is expected to be held within two months.

Seasonality and Weather

The weather and the seasons, among other things, affect Genie Retail Energy’s revenues. Weather conditions can have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 49% and 47% of Genie Retail Energy’s natural gas revenues were generated in the first quarter of 2013 and 2012, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 31% and 34% of Genie Retail Energy’s electricity revenues were generated in the third quarter of 2013 and 2012, respectively. As a result, the Company’s revenues and income (loss) from operations are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the financial results for the full year.

Unusually cold weather in the three months ended March 31, 2014 that affected the overall demand for electricity and natural gas for heat caused a significant increase in Genie Retail Energy’s revenues and direct cost of revenues in the three months ended March 31, 2014 compared to the same period in 2013. The cold weather caused the cost of electricity and natural gas to increase, which Genie Retail Energy only partially reflected in its rates charged to customers due to competitive and regulatory pressures.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities at September 30, 2014 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$519	$836	$—	$1,355

Liabilities:
Derivative contracts	$81	$741	$—	$822

The following table presents the balance of assets and liabilities at December 31, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Derivative contracts	$390	1,230	62	1,682

Liabilities:
Derivative contracts	$13	$372	$—	$385

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

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At September 30, 2014 and December 31, 2013, the fair value of the GOGAS stock option was nil.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and 2013. There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$—	$—	$62	$—
Total gains (losses) (realized or unrealized) included in earnings in “Direct cost of revenues”	—	275	(62)	275
Purchases	—	359	—	359
Balance, end of period	$—	$634	$—	$634

The amount of total gains or losses for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—	$275	$—	$275

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

Restricted cash—short-term, certificates of deposit, receivable due from related party, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At September 30, 2014 and December 31, 2013, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term was classified as Level 1 and certificates of deposit, receivable due from related party, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At September 30, 2014 and December 31, 2013, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At September 30, 2014 and December 31, 2013, other assets included an aggregate of $1.5 million and $1.4 million, respectively, in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair value of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815. Natural gas and electricity futures contracts, put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these contracts, options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2014, Genie Retail Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange. At December 31, 2013, Genie Retail Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of Genie Retail Energy’s outstanding contracts and options as of September 30, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	November 2014	121,600 MWh
Electricity	December 2014	140,800 MWh
Electricity	July 2015	114,080 MWh
Electricity	August 2015	104,160 MWh
Natural gas	November 2014	1,000,000 Dth
Natural gas	December 2014	800,000 Dth
Natural gas	January 2015	755,000 Dth
Natural gas	February 2015	600,000 Dth
Natural gas	July 2015	1,915,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	150,000 Dth
Natural gas	January 2016	465,000 Dth
Natural gas	July 2016	620,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$1,355	$1,682

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$822	$385

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2014	2013	2014	2013
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(19)	$(426)	$(118)	$(394)

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of September 30, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $76.9 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for each quarter of 2014. Total funded AMSO’s share in an aggregate amount of $3.0 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.3% and Total’s ownership interest increased to 55.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.0% and Total’s share increased to 69.0%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Balance, beginning of period	$(252)	$242
Capital contributions	—	2,345
Equity in the net loss of AMSO, LLC	—	(2,607)
Balance, end of period	$(252)	$(20)

At September 30, 2014 and December 31, 2013, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $9.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating expenses:
General and administrative	$111	$162	$344	$435
Research and development	2,025	1,758	6,072	7,055
Loss from operations	(2,136)	(1,920)	(6,416)	(7,490)
Other income	—	—	—	41
Net loss	$(2,136)	$(1,920)	$(6,416)	$(7,449)

Note 5—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2014
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2013	$121,132	$(4,792)	$116,340
Dividends on preferred stock	(982)	—	(982)
Restricted Class B common stock purchased from employees	(111)	—	(111)
Repurchases of Class B common stock through repurchase program	(846)	—	(846)
Purchases of Class B common stock by Howard S. Jonas	24,552	—	24,552
Exercise of stock options	27	—	27
Stock-based compensation	8,260	—	8,260
Comprehensive loss:
Net loss	(16,049)	(929)	(16,978)
Foreign currency translation adjustments	(342)	18	(324)

Comprehensive loss	(16,391)	(911)	(17,302)

Balance, September 30, 2014	$135,641	$(5,703)	$129,938

Dividend Payments

On February 15, 2014, May 15, 2014 and August 15, 2014, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2013, the first quarter of 2014 and the second quarter of 2014, respectively. In October 2014, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2014. The dividend will be paid on or about November 14, 2014 to stockholders of record as of the close of business on November 6, 2014. The aggregate dividends declared on the Preferred Stock in the nine months ended September 30, 2014 and 2013 were $1.0 million and $0.6 million, respectively, and the aggregate dividends paid in the nine months ended September 30, 2014 and 2013 were $1.0 million and $0.8 million, respectively.

Exchange Offer

On May 22, 2014, the Company initiated an offer to exchange up to 5.0 million shares of its outstanding Class B common stock for the same number of shares of its Preferred Stock. The offer expired on June 23, 2014. Prior to this exchange offer, the Preferred Stock were redeemable, in whole or in part, at the option of the Company following October 11, 2016 at 101% of the liquidation preference of $8.50 (the “Liquidation Preference”) plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of this exchange offer, the Company extended the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. On June 27, 2014, the Company issued 404,732 shares of its Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer. As a result of the issuance of additional shares of Preferred Stock, the aggregate quarterly Base Dividend increased to $0.4 million from $0.3 million.

Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas, the Company’s Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, (a) options to purchase 3.0 million shares of the Company’s Class B common stock previously granted to Mr. Jonas, with an exercise price of $10.30 per share were cancelled, (b) the term of the existing employment agreement between the Company and Mr. Jonas was extended for an additional one year period, expiring on December 31, 2019, and (c) Mr. Jonas committed to purchase an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). The 3.6 million Class B shares are subject to repurchase by the Company at $6.82 per share upon certain terminations of Mr. Jonas’ employment by the Company, and such repurchase right lapses as to 0.6 million shares on July 30, 2014 and on December 31 of 2014 through 2018. On July 30, 2014 and August 4, 2014, Mr. Jonas purchased an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company for an aggregate purchase price of $24.6 million. The Company accounted for the change in the equity arrangements with Mr. Jonas as a modification, with an incremental value of nil. Accordingly, the unrecognized compensation cost as of July 30, 2014 of $17.0 million will be recognized over the modified vesting period.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of the Company’s Class B common stock. In the three and nine months ended September 30, 2014, the Company repurchased 103,331 shares of Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the nine months ended September 30, 2013. At September 30, 2014, 6.9 million shares remained available for repurchase under the stock repurchase program.

Variable Interest Entity

In 2011, an employee of IDT Corporation (“IDT”) until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used its network of door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that at the present time it has the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its Genie Retail Energy segment. The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

Net income (loss) of CCE, DAD and Tari and aggregate funding (provided by) repaid to the Company by CCE, DAD and Tari from their operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss):
CCE	$24	$697	$136	$2,360
DAD	$(86)	$—	$(99)	$(35)
Tari	$—	$—	$(13)	$10
Aggregate funding (provided by) repaid to the Company, net	$(355)	$(601)	$261	$3,802

Summarized combined balance sheets of CCE, DAD and Tari are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
Cash and cash equivalents	$26	$434
Restricted cash	14	537
Trade accounts receivable	1,314	2,459
Prepaid expenses	167	364
Other current assets	307	353
Other assets	449	449
Total assets	$2,277	$4,596

Liabilities and members’ interests
Current liabilities	$855	$2,937
Due to IDT Energy	703	964
Noncontrolling interests	719	695
Total liabilities and noncontrolling interests	$2,277	$4,596

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

Note 6—(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Basic weighted-average number of shares	21,224	19,384	21,189	19,413
Effect of dilutive securities:
Stock options	—	40	—	—
Non-vested restricted Class B common stock	—	1,665	—	—

Diluted weighted-average number of shares	21,224	21,089	21,189	19,413

The following securities that could potentially dilute basic earnings per share in the future were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	438	—	438	449
Non-vested restricted Class B common stock	3,166	—	3,166	1,785
Shares excluded from the calculation of diluted earnings per share	3,604	—	3,604	2,234

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2014 and nine months ended September 30, 2013 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

An entity affiliated with Lord (Jacob) Rothschild has a one-time option, subject to certain conditions and exercisable between November 2017 and February 2018, to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties. The number of shares issuable in such an exchange is not currently determinable. If this option is exercised, the shares issued by the Company may dilute the earnings per share in future periods.

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in IEI, Afek, Genie Mongolia and any equity interest that he may acquire in other entities that the Company may create, for shares of the Company. Employees and directors of the Company that were previously granted restricted stock of IEI, Afek and Genie Mongolia have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. In addition, IDT Energy has the right to issue shares of the Company’s Class B common stock or pay cash to satisfy its obligations to issue common stock of IDT Energy upon the vesting of the deferred stock units it previously granted to employees and directors of the Company. These exchanges and issuances, if elected, would be based on the relative fair value of the shares exchanged or to be issued. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

Note 7—Related Party Transactions

The receivable due from related party of $0.3 million at September 30, 2014 represents withholding taxes paid by the Company related to the purchase by Howard Jonas of Class B common stock in July and August 2014 (see Note 5). Mr. Jonas reimbursed the Company for such payment in October 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amount IDT charged the Company	$1,195	$913	$2,613	$2,363
Amount the Company charged IDT	$127	$82	$402	$189

Note 8—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of Genie Retail Energy and 92% of GOGAS. Genie Retail Energy owns 100% of IDT Energy. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. The Company has two reportable business segments: Genie Retail Energy, which owns the Company’s REP and energy brokerage businesses supplying electricity and natural gas to residential and small business customers in the Northeastern United States and other operations in the retail energy provider industry, and Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources. The Genie Oil and Gas segment consists of (1) a 44.3% interest in AMSO, LLC, a joint venture with Total that is developing an oil shale project in Colorado, (2) an 87.9% interest in IEI, the Company’s oil shale project in Israel, (3) an 88.5% interest in Afek, the Company’s conventional oil and gas exploration project in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, the Company’s oil shale exploration project in Central Mongolia. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Genie Retail Energy	Genie Oil and Gas	Corporate	Total
Three Months Ended September 30, 2014
Revenues	$46,186	$—	$—	$46,186
Income (loss) from operations	5,612	(3,294)	(6,425)	(4,107)
Research and development	—	3,044	—	3,044
Equity in the net loss of AMSO, LLC	—	—	—	—

Three Months Ended September 30, 2013
Revenues	$71,638	$—	$—	$71,638
Income (loss) from operations	9,596	(3,699)	(1,949)	3,948
Research and development	—	2,653	—	2,653
Equity in the net loss of AMSO, LLC	—	672	—	672

Nine Months Ended September 30, 2014
Revenues	$225,345	$—	$—	$225,345
Income (loss) from operations	5,643	(8,499)	(12,087)	(14,943)
Research and development	—	7,513	—	7,513
Equity in the net loss of AMSO, LLC	—	—	—	—

Nine Months Ended September 30, 2013
Revenues	$212,103	$—	$—	$212,103
Income (loss) from operations	18,972	(11,507)	(6,454)	1,011
Research and development	—	7,734	—	7,734
Equity in the net loss of AMSO, LLC	—	2,607	—	2,607

Total assets for the business segments of the Company were as follows:

(in thousands)	Genie Retail Energy	Genie Oil and Gas	Corporate	Total
Total assets:
September 30, 2014	$78,121	$53,849	$26,861	$158,831

December 31, 2013	$76,691	$42,193	$39,959	$158,843

Note 9—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was not served on IDT Energy until July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices.  On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania and then filed a motion to stay, or alternatively, dismiss the complaint. In response to that motion, the named plaintiff filed an amended complaint. Most recently, on October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the amended complaint. The named plaintiff’s opposition to IDT Energy’s motion is due on November 10, 2014. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission. In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania Public Utility Commission’s regulations. Preliminary rulings regarding the scope of the Public Utility Commission’s jurisdiction over several counts of the Joint Complaint are currently awaiting review by the Commission. IDT Energy is continuing to defend against the allegations of the Joint Complaint and continues to respond to requests for information in connection with the proceeding. IDT Energy denies that there is any merit to the claims made in the Joint Complaint, and the Company cannot estimate its potential damages.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. IDT Energy has requested the Court’s permission to file a motion to dismiss the complaint. The named plaintiff opposed that motion and a Court conference is scheduled for November 17, 2014. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. On September 23, 2014, IDT Energy filed a motion to dismiss the complaint. The named plaintiff has submitted an opposition to the motion to dismiss and the parties are presently waiting for the Court to rule on IDT Energy’s motion. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

In the three months ended September 30, 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. That issuance was subsequently challenged by the Israel Union for Environmental Defense and some local residents. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. The hearing is expected to be held within two months.

In addition to the foregoing, the Company may from time to time be subject to other legal proceedings that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on its results of operations, cash flows or financial condition.

Purchase and Other Commitments

The Company had purchase commitments of $7.4 million as of September 30, 2014.

Renewable Energy Credits

Genie Retail Energy must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2014, Genie Retail Energy had commitments to purchase renewable energy credits of $20.3 million.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than accrued amounts. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letter of Credit

As of September 30, 2014, the Company had letters of credit outstanding totaling $7.6 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding as of September 30, 2014 expire as follows: $5.9 million in the twelve months ending September 30, 2015 and $1.7 million in November and December 2015.

Performance Bonds

Genie Retail Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2014, Genie Retail Energy had aggregate performance bonds of $12.6 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2014, the Company was in compliance with such covenants. As of September 30, 2014, restricted cash—short-term of $0.9 million and trade accounts receivable of $24.4 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million as of September 30, 2014.

Note 10—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At September 30, 2014 and December 31, 2013, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at September 30, 2014 and December 31, 2013, letters of credit of $7.6 million and $5.7 million, respectively, were outstanding.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy and 92% of Genie Oil and Gas, Inc., or GOGAS. Genie Retail Energy owns 100% of IDT Energy. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. Our principal businesses consist of the following:

•	Genie Retail Energy owns our retail energy provider, or REP, and energy brokerage businesses supplying electricity and natural gas to residential and small business customers in the Northeastern United States and other operations in the retail energy provider industry; and

•	Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world's abundant oil shales and other fuel resources, which consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 44.3% interest in American Shale Oil, L.L.C., or AMSO, LLC, a joint venture with Total S.A., or Total, that is developing an oil shale project in Colorado, (2) an 87.9% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale project in Israel, (3) an 88.5% interest in Afek Oil and Gas, Ltd. or Afek, our conventional oil and gas exploration project in in the southern portion of the Golan Heights, and (4) an 89.9% interest in Genie Mongolia, our oil shale exploration project in Central Mongolia.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect Genie Retail Energy’s revenues. Weather conditions have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 49% and 47% of Genie Retail Energy’s natural gas revenues were generated in the first quarter of 2013 and 2012, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 31% and 34% of Genie Retail Energy’s electricity revenues were generated in the third quarter of 2013 and 2012, respectively. As a result, our revenues and income (loss) from operations are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financials results for the full year.

Concentration of Customers and Associated Credit Risk

Genie Retail Energy reduces its customer credit risk by participating in purchase of receivable, or POR, programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase Genie Retail Energy’s receivables and assume all credit risk without recourse to Genie Retail Energy. Genie Retail Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of our consolidated revenues in these periods):

	Nine Months Ended September 30,
	2014	2013
Con Edison	24%	26%
West Penn Power	12%	11%
Penelec	na	10%
National Grid USA	na	10%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Con Edison	28%	23%
West Penn Power	11%	13%
Penelec	na	12%

na-less than 10% of consolidated gross trade accounts receivable at September 30, 2014

Winter 2014 Price Volatility and Customer Complaints

Because of dramatic increases in wholesale electricity prices, the retail electricity prices that Genie Retail Energy and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. Genie Retail Energy has also paid $4.7 million in rebates to affected customers in the nine months ended September 30, 2014. Genie Retail Energy was under no obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond Genie Retail Energy’s control.

IDT Energy has also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of September 30, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $76.9 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for each quarter of 2014. Total funded AMSO’s share in an aggregate amount of $3.0 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.3% and Total’s ownership interest increased to 55.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.0% and Total’s share increased to 69.0%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $9.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

Israel Energy Initiatives, Ltd.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in Central Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license was extended until July 2015. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Committee for Planning and Building, and on September 2, 2014, the Committee declined to issue IEI a permit to build and operate a pilot drilling project. IEI is currently evaluating its options to determine the best course of action to move forward to exploit the abundant oil shale resource in Israel.

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three-year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application to conduct a ten-well exploratory drilling program. In the three months ended September 30, 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. On September 29, 2014, the High Court of Justice in Israel issued an order for the temporary cessation of any Golan Heights oil drilling operations, in order to grant the State more time to respond to a petition from the Israel Union for Environmental Defense and local residents. On October 9, 2014, the State Attorney filed its response arguing that the petition should be dismissed and that the decision of the Northern District Planning and Building Committee to issue the permit to Afek was in accordance with applicable law and regulation. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. The hearing is expected to be held within two months. Provided that the permit is issued shortly after said date, and no further legal obstacles arise, Afek plans to begin exploratory drilling in the first half of 2015 and could take up to three years to complete.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. In September 2014, Genie Mongolia signed a prospecting agreement with the Petroleum Authority of Mongolia covering an additional 25,000 square kilometers in Central Mongolia. The agreement, the first to be signed under recently passed legislation, also provides a framework under which Genie Mongolia can request a commercial production agreement once a specific suitable resource and location are identified. The regulations called for by such legislation are under development. Under the two agreements, Genie Mongolia currently has exclusive rights to explore for oil shale in approximately 60,000 square kilometers in Mongolia. During 2013, Genie Mongolia conducted initial surface and subsurface exploration work. To date in 2014, Genie Mongolia continued surface mapping, other geophysical evaluation work and exploration drilling within the areas.

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

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues:
Electricity	$43.4	$66.9	$(23.5)	(35.2)%	$179.3	$166.6	$12.7	7.6%
Natural gas	2.8	4.7	(1.9)	(40.0)	46.0	45.5	0.5	1.1
Total revenues	46.2	71.6	(25.4)	(35.5)	225.3	212.1	13.2	6.2
Direct cost of revenues	28.4	51.7	(23.3)	(45.2)	186.2	163.2	23.0	14.1
Gross profit	17.8	19.9	(2.1)	(10.6)	39.1	48.9	(9.8)	(19.9)
Selling, general and administrative expenses	12.2	10.3	1.9	18.1	33.5	29.9	3.6	12.0
Income from operations	$5.6	$9.6	$(4.0)	(41.5)%	$5.6	$19.0	$(13.4)	(70.3)%

Revenues. Genie Retail Energy’s revenues decreased in the three months ended September 30, 2014 compared to the same period in 2013 because of a significant decrease in consumption, primarily due to a decrease in meters served. As described below, the unusually cold weather and resultant high energy costs in the three months ended March 31, 2014 adversely affected Genie Retail Energy’s customer churn and customer acquisition efforts in the nine months ended September 30, 2014 compared to the same period in 2013.

Genie Retail Energy’s electricity revenues decreased in the three months ended September 30, 2014 compared to the same period in 2013 because of a significant decrease in consumption, primarily due to a decrease in meters served as well as cooler temperatures in July and August 2014 compared to the prior year, which reduced the demand for electricity for air conditioning. Electricity consumption decreased 36.7% in the three months ended September 30, 2014 compared to the same period in 2013, and meters served decreased 20.8% in the three months ended September 30, 2014 compared to the same period in 2013. Average electricity consumption per meter also decreased 20.0% in the three months ended September 30, 2014 compared to the same period in 2013, primarily because of the significant churn of relatively high average consumption meters in Pennsylvania territories. The decrease in consumption was slightly offset by an increase in the average rate charged to customers for electricity, which increased 2.3% in the three months ended September 30, 2014 compared to the same period in 2013.

Genie Retail Energy's natural gas revenues decreased in the three months ended September 30, 2014 compared to the same period in 2013 because of a decrease in consumption, primarily due to a decrease in meters served. Natural gas consumption decreased 22.8% in the three months ended September 30, 2014 compared to the same period in 2013, and meters served decreased 20.3% in the three months ended September 30, 2014 compared to the same period in 2013. Average natural gas consumption per meter also decreased 3.1% in the three months ended September 30, 2014 compared to the same period in 2013. In addition, Genie Retail Energy's natural gas revenues decreased because the average rate charged to customers for natural gas decreased 22.3% in the three months ended September 30, 2014 compared to the same period in 2013.

Genie Retail Energy’s revenues increased in the nine months ended September 30, 2014 compared to the same period in 2013. A confluence of issues in January and February 2014 associated with this past winter’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where Genie Retail Energy and other retail providers purchase their supply. These factors included sustained, extremely cold weather in much of Genie Retail Energy’s service area, the failure of the Independent System Operators (ISO) to deliver peak power, and unusually volatile commodity trading in the financial markets. Genie Retail Energy responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of $4.7 million in rebates to customers in the nine months ended September 30, 2014. The colder weather adversely affected Genie Retail Energy’s customer churn, gross margins and results of operations in the nine months ended September 30, 2014 compared to the same period in 2013.

Genie Retail Energy’s electricity revenues increased in the nine months ended September 30, 2014 compared to the same period in 2013 because of a 43.2% increase in the average rate charged to customers, which was tied to the higher commodity costs. This increase was partially offset by a 24.9% decrease in electricity consumption. The increase in the average rate charged to customers for electricity was mostly due to a 45.3% increase in the underlying commodity cost in the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in electricity consumption was primarily the result of a decrease in meters served, which decreased 14.5% in the nine months ended September 30, 2014 compared to the same period in 2013, coupled with a 12.1% decrease in average consumption per meter in the nine months ended September 30, 2014 compared to the same period in 2013.

Genie Retail Energy's natural gas revenues increased in the nine months ended September 30, 2014 compared to the same period in 2013 because of an 8.0% increase in the average rate charged to customers, partially offset by a 6.4% decrease in natural gas consumption. The increase in the average rate charged to customers for natural gas was mostly due to a 43.3% increase in the underlying commodity cost in the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in natural gas consumption was primarily the result of a 17.1% decrease in meters served, although average consumption per meter increased 12.8% in the nine months ended September 30, 2014 compared to the same period in 2013 due to the cold weather in January and February 2014 mentioned above.

Genie Retail Energy’s customer base as measured by meters served consisted of the following:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Meters at end of quarter:
Electricity customers	235	238	256	282	300
Natural gas customers	127	126	135	145	156

Total meters	362	364	391	427	456

Gross meter acquisitions in the three and nine months ended September 30, 2014 were 56,000 and 158,000, respectively, compared to 64,000 and 200,000 in the three and nine months ended September 30, 2013, respectively, which is partially due to an intentional slowing of customer acquisition efforts in the territories most impacted by the rising commodity costs during the polar vortex. During the second and third quarters of 2014, Genie Retail Energy accelerated acquisitions of new customers in Illinois, and reengaged its marketing efforts in certain Pennsylvania utility territories where it had suspended activities in the three months ended March 31, 2014. This contributed to an improvement in gross meter acquisitions compared to the three months ended March 31, 2014. Net meters served decreased by 2,000 or 0.6% in the three months ended September 30, 2014 compared to a decrease of 19,000 meters or 3.8% in the three months ended September 30, 2013, and decreased by 65,000 meters or 15.1% in the nine months ended September 30, 2014 compared to a decrease of 46,000 meters or 9.1% in the nine months ended September 30, 2013, as gross meter acquisitions in the three and nine months ended September 30, 2014 were more than offset by higher rates of customer churn. Average monthly churn decreased from 6.3% in the three months ended September 30, 2013 to 6.2% in the three months ended September 30, 2014, and increased from 6.3% in the nine months ended September 30, 2013 to 7.2% in the nine months ended September 30, 2014, as some customers migrated back to the incumbent utility because of the large increase in the rates charged to customers due to the extreme increase in our costs to procure the commodities.

IDT Energy has license applications pending to enter into additional territories, primarily gas and dual meter territories, in Pennsylvania, Maryland and the District of Columbia. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts, New Hampshire and Rhode Island. During the nine months ended September 30, 2014, efforts in Illinois and the District of Columbia started to gain traction. In addition, IDT Energy has developed several significant initiatives to drive growth in gross meter additions. Most notably, Epiq Energy, LLC, or Epiq, which IDT Energy acquired in December 2013, provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Epiq began acquiring meters in certain IDT Energy utility territories in the three months ended September 30, 2014. In addition, Genie Retail Energy has developed and begun to market a twelve-month guaranteed rate residential offering in some utility territories, and has created a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. Genie Retail Energy expects these initiatives to contribute more meaningfully to gross meter additions by December 2014.

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

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands)
RCEs at end of quarter:
Electricity customers	165	174	198	228	246
Natural gas customers	83	86	90	87	91

Total RCEs	248	260	288	315	337

The RCE decrease at September 30, 2014 compared to December 31, 2013 and September 30, 2013 primarily reflects the decline in meters served. In addition, the Pennsylvania utility territories hardest hit by the polar vortex have relatively high per meter consumption rates. They experienced higher than average levels of churn and customer acquisition programs in some of these territories were briefly suspended.

Direct Cost of Revenues and Gross Margin Percentage. Genie Retail Energy’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Direct cost of revenues:
Electricity	$26.2	$48.5	$(22.3)	(46.1)%	$143.2	$131.1	$12.1	9.2%
Natural gas	2.2	3.2	(1.0)	(31.3)	43.0	32.1	10.9	34.1
Total direct cost of revenues	$28.4	$51.7	$(23.3)	(45.2)%	$186.2	$163.2	$23.0	14.1%

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Gross margin percentage:
Electricity	39.7%	27.5%	12.2%	20.2%	21.3%	(1.1)%
Natural gas	22.2	32.0	(9.8)	6.5	29.5	(23.0)
Total gross margin percentage	38.6%	27.8%	10.8%	17.4%	23.1%	(5.7)%

Direct cost of revenues for electricity decreased in the three months ended September 30, 2014 compared to the same period in 2013 primarily because of the 36.7% decrease in electricity consumption, as well as a 14.8% decrease in the average unit cost of electricity. Gross margin on electricity sales increased in the three months ended September 30, 2014 compared to the same period in 2013 because the average rate charged to customers for electricity increased and the average unit cost of electricity decreased. Direct cost of revenues for electricity increased in the nine months ended September 30, 2014 compared to the same period in 2013 primarily because the average unit cost of electricity increased 45.3% in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in the average unit cost of electricity was partially offset by a 24.9% decrease in electricity consumption in the nine months ended September 30, 2014 compared to the same period in 2013. Gross margin on electricity sales decreased in the nine months ended September 30, 2014 compared to the same period in 2013 because the average unit cost of electricity increased more than the average rate charged to customers. Additionally, the nine months ended September 30, 2013 were impacted by the effects of an internal pricing system issue that constrained our ability to make timely adjustments to electric rates in some newer territories, which did not repeat.

Direct cost of revenues for natural gas decreased in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the 22.8% decrease in natural gas consumption, as well as an 11.0% decrease in the average unit cost of natural gas. Gross margin on natural gas sales decreased in the three months ended September 30, 2014 compared to the same period in 2013 because the average rate charged to customers for natural gas decreased more than the average unit cost of electricity, primarily as a result of competitive pressure on the rates charged to customers. Direct cost of revenues for natural gas increased in the nine months ended September 30, 2014 compared to the same period in 2013 primarily because the average unit cost of natural gas increased 43.3% in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in the average unit cost of natural gas was partially offset by a 6.4% decrease in natural gas consumption in the nine months ended September 30, 2014 compared to the same period in 2013. Gross margin on natural gas sales decreased in the nine months ended September 30, 2014 compared to the same period in 2013 because the average unit cost of natural gas increased substantially more than the average rate charged to customers.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2014 compared to the same periods in 2013 was due to increases in payroll, consulting and professional fees and computer software licenses expense, primarily all of which related to the acquisition of Diversegy, LLC, or Diversegy, and Epiq Energy, LLC. In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers, and its network marketing channel, Epiq. In addition, the increase in selling, general and administrative expenses in the three and nine months ended September 30, 2014 compared to the same periods in 2013 included an increase in bad debt expense. The increase in selling, general and administrative expenses in the nine months ended September 30, 2014 compared to the same period in 2013 was also due to an increase in purchase of receivable fees because of the increase in revenues, partially offset by a decrease in customer acquisition costs due to the significant decrease in the number of new customers acquired. As a percentage of Genie Retail Energy’s total revenues, selling, general and administrative expenses increased from 14.4% in the three months ended September 30, 2013 to 26.4% in the three months ended September 30, 2014, and increased from 14.1% in the nine months ended September 30, 2013 to 14.9% in the nine months ended September 30, 2014.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
General and administrative expenses	$0.3	$0.3	$—	(33.3)%	$1.0	$1.2	$(0.2)	(15.4)%
Research and development	3.0	2.7	0.3	14.7	7.5	7.7	(0.2)	(2.9)
Equity in net loss of AMSO, LLC	—	0.7	(0.7)	(100.0)	—	2.6	(2.6)	(100.0)
Loss from operations	$(3.3)	$(3.7)	$(0.4)	(11.0)%	$(8.5)	$(11.5)	$(3.0)	(26.1)%

General and Administrative. General and administrative expenses decreased in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a decrease in stock-based compensation expense. General and administrative expenses decreased in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to decreases in stock-based compensation expense and consulting and professional fees. In May 2013, we granted an aggregate of 1.0% of the equity in IEI to certain of our employees. The grants vested immediately on the date of the grant. The fair value on the date of the grant was estimated to be $0.2 million, which was recognized in May 2013.

Research and Development. Research and development expenses consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
IEI	$0.9	$0.8	$2.2	$2.9
Genie Mongolia	0.5	0.8	1.6	2.5
Afek	1.6	1.1	3.6	2.2
Other	—	—	0.1	0.1
Total research and development expenses	$3.0	$2.7	$7.5	$7.7

During the three and nine months ended September 30, 2014, the environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility was under review by the Ministry of Environment. In addition, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Genie Mongolia’s expenses in the three and nine months ended September 30, 2014 and 2013 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In the three and nine months ended September 30, 2014, Genie Mongolia continued surface mapping, other geophysical evaluation work and exploration drilling within the areas. The exploratory well program is intended to identify a site suitable for a pilot test and subsequent commercial operations. Recent legislation in Mongolia established a framework under which Genie Mongolia can request a commercial production agreement once a specific suitable resource and location are identified. The regulations called for by such legislation are under development.

Since receiving the award of a 36-month petroleum exploration license in the Southern portion of the Golan Heights in 2013, Afek prepared and submitted permit applications, contracted with international service providers to assist in exploration activities, and has been staffing up for operations. During 2013, Afek completed preliminary geophysical work including an electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data. In the three months ended September 30, 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. On September 29, 2014, the High Court of Justice in Israel issued an order for the temporary cessation of any Golan Heights oil drilling operations, in order to grant the State more time to respond to a petition from the Israel Union for Environmental Defense and local residents. On October 9, 2014, the State Attorney filed its response arguing that the petition should be dismissed and that the decision of the Northern District Planning and Building Committee to issue the permit to Afek was in accordance with applicable law and regulation. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. The hearing is expected to be held within two months. Provided that the permit is issued shortly after said date, and no further legal obstacles arise, Afek plans to begin exploratory drilling in the first half of 2015 and could take up to three years to complete.

Equity in the Net Loss of AMSO, LLC. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for each quarter of 2014. Total funded AMSO’s share in an aggregate amount of $3.0 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $9.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests. As a result, equity in the net loss of AMSO, LLC was nil in the three and nine months ended September 30, 2014. Equity in the net loss of AMSO, LLC was $0.7 million and $2.6 million in the three and nine months ended September 30, 2013, respectively, which was 35% of AMSO, LLC’s net loss of $1.9 million and $7.4 million in the three and nine months ended September 20, 2013, respectively.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
General and administrative expenses and loss from operations	$6.4	$1.9	$4.5	229.6%	$12.1	$6.5	$5.6	87.3%

The increase in general and administrative expenses in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was due to an increase in stock-based compensation. The increase in stock-based compensation was the result of the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas, our Chairman of the Board and Chief Executive Officer, and the subsequent amendment of that compensation arrangement. The options were initially vesting in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million. The options were cancelled in July 2014 in connection with our entry into a Second Amended and Restated Employment Agreement with Mr. Jonas. Because of the modification to Mr. Jonas’ equity arrangement, we recorded stock-based compensation relating to this grant of $4.3 million in the three and nine months ended September 30, 2014.

Consolidated

Selling, General and Administrative. We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT and became an independent public company through a pro rata distribution of our common stock to IDT’s stockholders (the Spin-Off). IDT charges us for services it provides pursuant to the Transition Services Agreement that we entered into with IDT prior to the Spin-Off. In addition, we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, were $1.1 million and $0.8 million in the three months ended September 30, 2014 and 2013, respectively, and $2.2 million in both the nine months ended September 30, 2014 and 2013, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $4.9 million and $8.5 million in the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $3.2 million in the same periods in 2013. The increases were due to expense from the modification of the equity arrangement with Mr. Jonas. At September 30, 2014, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $15.8 million. The expense from these grants is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below loss from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
(Loss) income from operations	$(4.1)	$3.9	$(8.0)	(204.0)%	$(14.9)	$1.0	$(15.9)	(1,578.0)%
Interest income	0.1	0.1	—	98.3	0.3	0.3	—	(11.7)
Financing fees	(0.5)	(0.7)	0.2	28.9	(2.0)	(2.5)	0.5	18.9
Other income (expense), net	0.2	(0.2)	0.4	194.3	0.1	(0.3)	0.4	135.2
Provision for income taxes	(0.5)	(1.1)	0.6	56.6	(0.4)	(2.7)	2.3	84.5
Net (loss) income	(4.8)	2.0	(6.8)	(336.3)	(16.9)	(4.2)	(12.7)	(302.0)
Net loss (income) attributable to noncontrolling interests	0.4	—	0.4	943.1	0.9	(1.2)	2.1	177.6
Net (loss) income attributable to Genie	$(4.4)	$2.0	$(6.4)	(320.7)%	$(16.0)	$(5.4)	$(10.6)	(196.1)%

Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees decreased in the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily because of the reduced consumption by Genie Retail Energy’s customers in the three and nine months ended September 30, 2014 compared to the similar periods in 2013.

Other Income (Expense), net.  The change in other income (expense), net was primarily due to the change in foreign currency translation gains (losses) to gains of $0.2 million and $0.1 million in the three and nine months ended September 30, 2014, respectively, from losses of $0.2 million and $0.3 million, in the three and nine months ended September 30, 2013, respectively, as well as a loss on disposal of property in the nine months ended September 30, 2013 of $37,000.

Provision for Income Taxes. The changes in income taxes in the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to the changes in federal and state income tax expense in Genie Retail Energy. Genie Retail Energy had significant changes in its results of operations in the three and nine months ended September 30, 2014 compared to the same periods in 2013. Genie Retail Energy includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari, are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes Genie Retail Energy’s aggregate income before income taxes and provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Genie Retail Energy:
Aggregate income before income taxes	$5.1	$8.9	$3.7	$16.5

Aggregate provision for income taxes	$(1.7)	$(2.9)	$(1.0)	$(6.0)

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily relates to 100% of the net income (loss) incurred by CCE, which is a variable interest entity that is consolidated within our Genie Retail Energy segment. We do not have any ownership interest in CCE, therefore, all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in the three and nine months ended September 30, 2014 was $24,000 and $0.1 million compared to $0.7 million and $2.4 million in the three and nine months ended September 30, 2013, respectively. CCE’s net income decreased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to a reduction in gross profit, partially offset by a reduction in income tax expense.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, Genie Retail Energy’s cash flow from operating activities and sales of equity interests in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $101.9 million balance of cash, cash equivalents, restricted cash—short-term and certificates of deposit that we held as of September 30, 2014 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending September 30, 2015.

As of September 30, 2014, we had working capital (current assets less current liabilities) of $118.1 million.

	Nine months ended September 30,
	2014	2013
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(8.1)	$(0.7)
Investing activities	(2.2)	3.9
Financing activities	22.9	(1.0)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.2
Increase in cash and cash equivalents	$12.3	$2.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD and Tari are consolidated variable interest entities. We determined that we have the power to direct the activities of CCE, DAD and Tari that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our Genie Retail Energy segment. We previously provided CCE, DAD and Tari with all of the cash required to fund their operations. In the nine months ended September 30, 2014 and 2013, CCE, DAD and Tari repaid to us $0.3 million and $3.8 million, respectively.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2014, we were in compliance with such covenants. As of September 30, 2014, restricted cash—short-term of $0.9 million and trade accounts receivable of $24.4 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million as of September 30, 2014.

We are subject to audits in various jurisdictions for various taxes. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $1.3 million in the nine months ended September 30, 2014 compared to $0.3 million in the nine months ended September 30, 2013. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the twelve months ending September 30, 2015 will be approximately $0.4 million. We did not have any material commitments for capital expenditures at September 30, 2014.

In the nine months ended September 30, 2013, cash used for capital contributions to AMSO, LLC was $2.3 million. No contributions were made in the nine months ended September 30, 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for each quarter of 2014. Total funded AMSO’s share in an aggregate amount of $3.0 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.3% and Total’s ownership interest increased to 55.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 31.0% and Total’s share increased to 69.0%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and Epiq. Cash paid for the acquisitions, net of cash acquired, was $0.8 million. In addition, IDT Energy agreed to additional cash payments of $1.2 million and contingent payments that were estimated to be $1.3 million. In the nine months ended September 30, 2014, we paid an aggregate of $0.6 million in scheduled and contingent payments. At September 30, 2014, the remaining scheduled payments were an aggregate of $0.8 million, and the estimated contingent payments were $1.0 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

In the nine months ended September 30, 2014 and 2013, we used cash of $4.7 million and $5.3 million, respectively, to purchase certificates of deposit. In the nine months ended September 30, 2014 and 2013, proceeds from maturities of certificates of deposit were $4.3 million and $2.2 million, respectively.

In the nine months ended September 30, 2014 and 2013, we used cash of nil and $3,000, respectively, to purchase marketable securities. In the nine months ended September 30, 2014 and 2013, proceeds from maturities and sale of marketable securities were nil and $10.0 million, respectively.

Financing Activities

In the nine months ended September 30, 2014, we paid aggregate Base Dividends of $0.4782 per share on our Series 2012-A Preferred Stock, or Preferred Stock, for the fourth quarter of 2013 and the first and second quarters of 2014. The aggregate amount paid was $1.0 million. In October 2014, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the third quarter of 2014. The dividend will be paid on or about November 14, 2014 to stockholders of record as of the close of business on November 6, 2014. In the nine months ended September 30, 2013, we paid an aggregate Base Dividend of $0.4505 per share on our Preferred Stock for the fourth quarter of 2012 and the first and second quarters of 2013. The aggregate amount paid was $0.8 million.

On July 30, 2014, we entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard Jonas. Pursuant to these agreements, on July 30, 2014 and August 4, 2014, Mr. Jonas purchased an aggregate of 3.6 million shares of our Class B common stock from us for an aggregate purchase price of $24.6 million. The 3.6 million Class B shares are subject to repurchase by us at $6.82 per share upon certain terminations of Mr. Jonas’ employment by us, and such repurchase right lapses as to 0.6 million shares on July 30, 2014 and on December 31 of 2014 through 2018.

We received proceeds from the exercise of our stock options of $27,000 and $53,000 in the nine months ended September 30, 2014 and 2013, respectively.

In the nine months ended September 30, 2014, we received an advance on the sale of an interest in a subsidiary of $0.3 million.

In the nine months ended September 30, 2014 and 2013, we paid $0.1 million and $0.3 million, respectively, to repurchase 15,580 shares and 31,776 shares of our Class B common stock, respectively, that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7 million shares of our Class B common stock. In the three and nine months ended September 30, 2014, we repurchased 103,331 shares of Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the nine months ended September 30, 2013. At September 30, 2014, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every nine months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At September 30, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at September 30, 2014, letters of credit of $7.6 million were outstanding.

Exchange Offer

On May 22, 2014, we initiated an offer to exchange up to 5.0 million shares of our outstanding Class B common stock for the same number of shares of our Preferred Stock. The offer expired on June 23, 2014. Prior to this exchange offer, the Preferred Stock were redeemable, in whole or in part, at our option following October 11, 2016 at 101% of the liquidation preference of $8.50, or the Liquidation Preference, plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2017. In conjunction with the closing of this exchange offer, we extended the periods related to redemption of the Preferred Stock from October 11, 2016 to October 11, 2017, and from October 11, 2017 to October 11, 2018. On June 27, 2014, we issued 404,732 shares of our Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer. As a result of the issuance of additional shares of Preferred Stock, the aggregate quarterly Base Dividend increased to $0.4 million from $0.3 million.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $26.2 million at September 30, 2014 from $43.9 million at December 31, 2013 reflecting the seasonal decline in revenue, particularly for natural gas, since December 31, 2013.

Inventory of natural gas decreased to $3.0 million at September 30, 2014 from $3.3 million at December 31, 2013 due to a 5.6% decrease in quantity and a 3.9% decrease in the average unit cost of the natural gas in inventory. Inventory at September 30, 2014 also included $5.9 million in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of September 30, 2014:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	7.4	6.8	0.4	0.2	—
Renewable energy credits purchase obligations	20.3	1.6	14.7	4.0	—
Operating leases	0.7	0.3	0.4	—	—
Other long-term liabilities (1)	0.8	0.8	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2) (3)	$29.2	$9.5	$15.5	$4.2	$—

(1)

Other long-term liabilities at September 30, 2014 include deferred cash payments of $0.8 million in connection with our December 2013 acquisition of Diversegy, LLC and Epiq Energy, LLC. The above table does not include estimated contingent payments of $1.0 million in connection with the acquisition due to the uncertainty of the amount and/or timing of any such payments.

(2)

The above table does not include AMSO’s commitment to invest in AMSO, LLC due to the uncertainty of the amount and/or timing of any such payments. The amount and timing of AMSO’s payments to AMSO, LLC will be based on the 2015 budget that to date is in process. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO did not fund the capital calls for each quarter of 2014. Total funded AMSO’s share in an aggregate amount of $3.0 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 44.3% and Total’s ownership interest increased to 55.7%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(3)

The above table does not include our unrecognized income tax benefits for uncertain tax positions at September 30, 2014 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letter of credit (1)	$7.6	$5.9	$1.7	$—	$—

(1)	The above table does not include an aggregate of $12.6 million in performance bonds at September 30, 2014 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

IDT Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2014, IDT Energy had aggregate performance bonds of $12.6 million outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2014 had remained the same as in the nine months ended September 30, 2013, our gross profit from electricity sales would have decreased by $9.5 million in the nine months ended September 30, 2014 and our gross profit from natural gas sales would have increased by $9.6 million in that same period.

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

The summarized volume of Genie Retail Energy’s outstanding contracts and options as of September 30, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	November 2014	121,600 MWh
Electricity	December 2014	140,800 MWh
Electricity	July 2015	114,080 MWh
Electricity	August 2015	104,160 MWh
Natural gas	November 2014	1,000,000 Dth
Natural gas	December 2014	800,000 Dth
Natural gas	January 2015	755,000 Dth
Natural gas	February 2015	600,000 Dth
Natural gas	July 2015	1,915,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	150,000 Dth
Natural gas	January 2016	465,000 Dth
Natural gas	July 2016	620,000 Dth

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of material weaknesses in our internal control over financial reporting as discussed below.

The following material weaknesses in our controls were initially identified as of December 31, 2013:

●	A proper review and approval of journal entries was not performed by the Genie Retail Energy Controller’s group to ensure that the journal entry is appropriately supported, complete and accurate, and

●	We failed to identify errors while conducting quarterly financial statement variance analyses reviewed by our senior management.

Notwithstanding the material weaknesses described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and nine months ended September 30, 2014.

Following the Audit Committee’s independent review, and in response to the material weaknesses discussed above, we have begun implementing the following measures to improve internal control over financial reporting:

●	Review staffing within the Genie Retail Energy accounting team and hire an additional senior accounting resource,

●	Review and amend the journal entry review process to ensure a more vigorous level of oversight of the entry and the underlying documentation, and

●	Develop better reporting and metrics within the variance analysis used by senior management in their review of the financials.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Unusual weather conditions may have significant direct and indirect impacts on Genie Retail Energy’s business and results of operations.

A confluence of issues in January and February 2014 associated with the 2013-2014 winter season’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where Genie Retail Energy and other retail providers purchase their supply. These factors included sustained, extremely cold weather, the failure of the Independent System Operators (ISO) to deliver peak power, and unusually volatile commodity trading in the financial markets. In some regions, wholesale prices increased briefly by factors of more than eight times. Because of dramatic increases in wholesale electricity prices, the retail electricity prices that Genie Retail Energy and many other variable rate electricity suppliers charged to their customers increased sharply in January and February 2014. The unusually cold weather and resultant high energy costs also adversely affected Genie Retail Energy’s customer churn and customer acquisition efforts. Genie Retail Energy responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers. In addition, in the nine months ended September 30, 2014, Genie Retail Energy issued $4.7 million in rebates to hard hit customers.

Repeats of the circumstances described above or similar circumstances could similarly harm margins and profitability in the future, and we could find it necessary to take similar or other actions that would have a negative impact on our financial condition and results of operations.

Because our variable pricing plan resulted in increased prices charged to customers, we experienced an increase in customer churn as utilities and fixed price REPs appear to have more attractive pricing, although those increased churn levels appear to have peaked. A failure to mitigate a continuing increase in churn level could result in continuing decreases in meters served and revenues.

Genie Retail Energy has developed and begun to market a twelve-month guaranteed rate residential offering in some utility territories, and has created a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. We will face greater commodity risk from guaranteed rate offerings, which we may not be able to effectively hedge.

A large numbers of customers filed informal and formal complaints regarding their bills during the time of increased prices to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it received and attempted to resolve each complaining customer’s concerns. Genie Retail Energy has also paid $4.7 million in rebates to affected customers in the nine months ended September 30, 2014. Genie Retail Energy was under no obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond Genie Retail Energy’s control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2014 (2)	15,067	$7.05	—	7,000,000
August 1–31, 2014	95,404	$8.10	95,404	6,904,596
September 1–30, 2014 (3)	8,440	$8.61	7,927	6,896,669
Total	118,911	$8.00	103,331

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we are authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

(3)	Includes 7,927 shares of Class B commons stock purchased pursuant to the stock repurchase program and 513 shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.01(1)	Second Amended and Restated Employment Agreement, dated July 30, 2014, between the Registrant and Howard S. Jonas.

10.02(1)	Restricted Stock Sale Agreement, dated July 30, 2014, between the Registrant and Howard S. Jonas.

10.03(2)	Amended and Restated Employment Agreement, dated August 19, 2014, between the Registrant and Avi Goldin.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed or furnished herewith.

(1)	Incorporated by reference to Form 8-K, filed August 1, 2014.
(2)	Incorporated by reference to Form 8-K, filed August 25, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 10, 2014	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

November 10, 2014	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

