Form 10-K
period 2014-12-31
Genie Energy Ltd.
filed 2015-03-16
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014,

or

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

(973) 438-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	New York Stock Exchange
Series 2012-A Preferred stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.87 per share, as reported on the New York Stock Exchange, was approximately $117 million.

As of March 10, 2015, the registrant had outstanding 22,988,112 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 197,441 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 5, 2015, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

OVERVIEW

Genie Energy Ltd., a Delaware corporation, owns 99.3% of its subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Genie’s principal businesses consist of the following:

●	Genie Retail Energy (GRE) operates retail energy providers, including IDT Energy, and Residents Energy, and energy brokerage and marketing services. Its retail energy provider businesses resells electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas (GOGAS) is an oil and gas exploration company. GOGAS’s early stage projects include (1) an 88.5% interest in Afek Oil & Gas Ltd., or Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, (2) an 89.9% interest in Genie Mongolia, Inc., an oil shale exploration project in Central Mongolia, (3) American Shale Oil Corporation, or AMSO, which holds and manages a 43.1% interest in American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado; and (4) an 87.9% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel.

IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy.

The Company has two reportable business segments: Genie Retail Energy and Genie Oil and Gas. Our reportable segments are distinguished by types of service, customers and methods used to provide their services. Financial information by segment and geographic areas is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

KEY EVENTS IN OUR HISTORY

Genie was incorporated in January 2011. References to us in the following discussion are made on a consolidated basis as if we existed and owned Genie Retail Energy and Genie Oil and Gas in all periods discussed.

In November 2004, IDT Corporation, or IDT, our former corporate parent, launched a retail energy provider business in New York State under the brand name IDT Energy.

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

In December 2013, GRE acquired Dallas-based Diversegy, LLC, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, and Epiq Energy, LLC, its network marketing channel.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights.

Spin-Off from IDT Corporation

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

In subsequent exchange offers concluded in March 2013 and June 2014, we issued an aggregate of 718,108 shares of Series 2012-A Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer.

RECENT DEVELOPMENTS

In connection with an amendment to his compensation arrangement with the Company, between July 30, and August 4, 2014, Howard S. Jonas, our Chairman and Chief Executive Officer, purchased an aggregate of 3,600,000 shares of our Class B Common Stock at a price of $6.82 per share for an aggregate purchase price of $24,552,000.

Afek

In December 2014, the Supreme Court of Israel rejected petitions challenging the exploratory drilling permits issued to Afek, and the Court lifted its injunction on Afek’s exploratory program in the Golan Heights of Northern Israel.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights.

Mongolia

In September 2014, Genie Mongolia signed an additional prospecting agreement with the Petroleum Authority of Mongolia (PAM). The new exploration block covers twenty-five thousand square kilometers in Central Mongolia. The agreement provides a framework under which the company can request a commercial production agreement once a specific suitable resource and location are identified.

IEI

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

Dividends

On November 12, 2014, we announced our intention to pay a quarterly dividend to holders of our Class A and Class B Common Stock and declared a $0.06 per share dividend for the third quarter of 2014. The dividend was paid on December 2, 2014 to stockholders of record at the close of business on November 24, 2014. No dividends on Genie Energy common stock were declared or paid in the year ended December 31, 2013.

The aggregate dividends paid in the year ended December 31, 2014 on our Preferred Stock was $1.4 million, as follows:

●	On February 14, 2014, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2013 to stockholders of record at the close of business on February 6, 2014 of our Preferred Stock.

●	On May 15, 2014, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2014 to stockholders of record at the close of business on May 7, 2014 of our Preferred Stock.

●	On August 15, 2014, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2014 to stockholders of record at the close of business on August 7, 2014 of our Preferred Stock.

●	On November 14, 2014, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2014 to stockholders of record at the close of business on November 6, 2014 of our Preferred Stock.

On February 13, 2015, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2014 to stockholders of record at the close of business on February 5, 2015 of our preferred stock.

On March 10, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A and Class B common stock for the fourth quarter of 2014. The dividend will be paid on or about March 31, 2015 to stockholders of record as of the close of business on March 23, 2015, equal to $1.5 million in total dividends.

Genie Retail Energy

In November 2004, IDT launched a retail energy provider (REP) business, which has since experienced significant growth. Today, GRE operates two active REP businesses which resell natural gas and electricity to residential and small business customers. IDT Energy operates in eight utility markets in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania, four utility territories in Maryland and one utility territory in each of Washington D.C. and Illinois. Residents Energy resells natural gas and electricity to residential and small business customers in eight utility markets in New York.

GRE REPs have applications pending to enter into additional utility service areas, primarily natural gas and dual meter territories, in Pennsylvania, Maryland, Washington, D.C. and Illinois. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts, New Hampshire and Rhode Island.

GRE’s REP businesses, particularly sales of natural gas, are seasonal businesses. Approximately 59% and 49% of our natural gas revenues in the years ended December 31, 2014 and December 31, 2013, respectively were generated during the first quarter, when the demand for heating was highest. The demand for electricity is not as seasonal as natural gas, but is typically higher during the third quarter when air conditioning usage usually peaks. Revenues from sales of electricity in the three months ended September 30 represented approximately 20% and 31% of total revenues from electricity sales in the years ended December 31, 2014 and December 31, 2013, respectively. Revenues in the three months ended March 31, represented 45% and 25% of total revenues from electricity sales in the years ended December 31, 2014 and 2013, respectively.

In the year ended December 31, 2014, GRE generated revenues of $275 million comprised of $215 million from sales of electricity, $58 million from sales of natural gas and other revenue of $2 million, as compared with revenues of $279 million in the year ended December 31, 2013 comprised of $217 million from the sales of electricity and $62 million from the sales of natural gas. Due to the return of the customer base and other factors, electricity sales are becoming a more significant portion of GRE’s business. GRE’s revenues represent 100% of our total consolidated revenues since our inception. In addition in the year ended December 31, 2014, GRE had income from operations of $4 million, as compared to income from operations of $26 million in the year ended December 31, 2013.

The weather has a significant impact on GRE’s results of operations. Unusually sustained cold weather in the first quarter of 2014, drove increased demand. Coupled with short reserves of natural gas in the wholesale markets and delivery constrictions beyond our control, this caused a significant increase in revenues and direct cost of revenues in the first quarter of 2014. In addition, many electricity generation plants are in fact natural gas fired. The winter’s “polar vortex” resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE’s REPs and other retail providers purchase their supply.

Because of the resulting dramatic increases in wholesale electricity costs, the retail electricity prices that GRE’s REPs and many other variable rate electricity suppliers charged to their customers also increased sharply. These retail electricity price increases resulted in large numbers of complaints, regulatory actions, calls for legislation and regulation and litigation. GRE’s subsidiary, IDT Energy, also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. These events adversely affected GRE’s REPs customer churn, gross margins and results of operations.

IDT Energy also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014.

In June 2014, the Pennsylvania Attorney General’s Office (“OAG”) and the Office of the Acting Consumer Advocate (“OCA”) filed Joint Complaints before the Pennsylvania Public Utility Commission against five energy suppliers, including IDT Energy, who were selling variable rate energy products in Pennsylvania. IDT Energy maintains that it did nothing illegal or inappropriate with respect to the increased billing rates and is vigorously defending itself against the allegations in the Joint Complaint (Docket No. C-2014-2427657). Hearings before the Administrative Law Judges commenced in mid-February 2015. The submission of testimony is expected to continue over the next several months.

IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed below in Item 3 “Legal Proceedings” in this Annual Report.

In December 2013, GRE acquired Dallas-based Diversegy, LLC, or Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers, and its network marketing channel, Epiq Energy, LLC, or Epiq. Diversegy connects large commercial and industrial customers with its portfolio of competitive energy products provided by some of the industry’s leading energy suppliers. Diversegy evaluates alternative supply sources based on its customers’ usage patterns and risk profiles in order to provide options that benefit their bottom lines. Epiq provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Epiq Energy offers its direct marketing representatives the opportunity to earn commissions on energy supply based on the consumption of the customers they bring into the program.

During 2014, we worked to integrate Diversegy and Epiq into our existing operations and platform. Neither company contributed materially to revenues in 2014, but we expect that Epiq’s operations will have an impact in new meter acquisitions in 2015.

Industry Overview

GRE operates retail energy providers, or REPs, which operate in states with deregulated retail energy markets. Like other REPs, GRE’s REPs purchase electricity and natural gas on the wholesale markets and resell the commodities to its customers, primarily homeowners, renters and small businesses. The incumbent local utilities continue to handle electricity and natural gas distribution, billing, and collections. A portion of the proceeds billed to GRE’s REPs customers for the commodity supply is remitted to the REPs.

GRE has no significant fixed assets and low levels of capital expenditure. Its direct costs are incurred to purchase electricity and natural gas in their respective wholesale markets. Selling, general and administrative costs are primarily related to customer acquisition, care and retention, billing and purchase of receivables fees paid to the utilities and program management.

Customers; Marketing

GRE’s REPs include IDT Energy and Residents Energy. REP services are made available to customers under several categories of terms and conditions. The large majority of our current customer base is enrolled in variable rate programs, the only programs GRE’s REPs offered until 2014, via automatically renewing or month-to-month agreements, which enable us to recover our wholesale costs for electricity and natural gas through adjustments to the rates charged to our customers. The frequency and degree of these adjustments are determined by GRE, and are not restricted by regulation. A minority of customers are enrolled in single fixed-rate offerings with rates guaranteed for up to one year.

Variable rate energy supply programs are available to all customers in all states served by GRE’s REPs. Likewise, Renewable (Green) energy supply options exist in all markets served by GRE’s REPs. Renewable (Green) Electricity supply is 100% matched with renewable energy certificates and generated from sources like running water, wind, solar and biomass.

GRE’s REPs fixed-rate offerings are currently available in seven utility service areas in Pennsylvania, one in New Jersey and one in Illinois. The fixed-rate offerings guarantee a rate per kilowatt hour that will remain locked for a period of twelve billing cycles.

While GRE’s REPs variable rates are not regulated, they, like all GRE’s REP programs, are governed by their terms and conditions, which are accepted by all customers. GRE’s REPS are required to comply with various reporting requirements in order to maintain eligibility to operate as a REP. Certain jurisdictions require GRE’s REPs to publish its customer offers with the applicable regulatory commission, or in the public domain, generally a website established for such purpose. The electricity and natural gas we sell are metered and delivered to customers by the local utilities. Consequently, we do not have a maintenance or service staff for customer locations. The utilities also provide billing and collection services for the majority of our customers. For a small number of direct bill customers, we perform our own billing and collection. Additionally, GRE’s REPs’ receivables are generally purchased by the utilities in whose areas we operate for a percentage of their face value (as of December 31, 2014, approximately 1.6%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against the REP.

As the provider of a fully variable rate product, the amount we charge to our customers changes with our costs for the underlying commodity. During times of rising costs, the number of complaints made to our call center or to the state regulators may increase. We proactively seek to address customer concerns through rebates and incentives, other programs and by providing accurate information, as well as communications with regulators.

GRE’s REP businesses market their energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, network marketing through Epiq Energy, direct mail and internet signup. As of December 31, 2014, GRE’s REPs serviced 363,000 meters (234,000 electric and 129,000 natural gas), as compared to 427,000 meters (282,000 electric and 145,000 natural gas) as of December 31, 2013. In the territories that GRE’s REPs have operated for at least a year, we have captured between 1% and 10% of the migrated share.

GRE’s strategy is to acquire profitable customers in low-risk markets, specifically where the utilities have adopted a portfolio of REP-friendly, regulatory-driven programs. Key among these programs is purchase of receivables, or POR, programs, where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility of billing the individual customer and the subsequent collections of the remittances. Additionally, we target markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. This, coupled with GRE’s strategy to primarily sell variable-rate products, allows GRE to reflect a true market cost base and vary its rates to its customers taking into account its competitors who change their commodity prices at longer intervals.

Utilities in New York, Pennsylvania, Illinois, Washington, D.C. and Maryland offer POR programs, without recourse, that permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs, which means that after a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers.

We also regularly monitor other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region should deregulated conditions develop favorably.

Acquisition and Management of Gas and Electric Supply

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP Energy Company, or BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers focused in areas where the utilities have POR programs. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The agreement with BP has been amended to cover the territories in which we operate. The agreement is scheduled to terminate on June 30, 2015. IDT Energy and BP are currently negotiating an extension to the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

GRE is required to meet certain minimum green energy supply criteria in some of the markets in which it operates. We meet those thresholds by acquiring renewable energy certificates (REC’s). In addition, GRE offers green or other renewable energy products to its customers in several territories. GRE acquires green renewable energy conversion rights or attributes and REC’s to satisfy the load requirements for these customers.

As an operator of REPs, GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. GRE’s REPs currently contract with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services, and utilizes the New York Independent System Operator, Inc., or NYISO, and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania, Maryland and Illinois) and the District of Columbia.

For risk management purposes, GRE REPs utilize forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. In addition, GRE’s REPs enter into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which GRE REPs operate. Similarly, load balancing is performed by the utilities or local distribution company, or LDC, for each of the natural gas markets in which GRE operates. Load balancing ensures that the amount of electricity and natural gas that GRE purchases is equal to the amount necessary to service its customers’ demands at any specific point in time. GRE is charged or credited for balancing the electricity and natural gas purchased and sold for its account by its suppliers and the LDCs. GRE manages the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs, NYISO and PJM.

Diversegy and Epiq

Diversegy, which we acquired in December 2013, operates as an energy broker and advisor to industrial, commercial and municipal customers across deregulated energy markets in the United States. Customers of all types and size have the ability to leverage Diversegy’ s expertise and purchasing power as they evaluate their electricity and natural gas procurement plans.

Epiq, which we also acquired in December 2013, has built and operates a network marketing platform that sells services for REPs in several states. Epiq offers an innovative direct sales opportunity to individuals who are seeking to profit from the deregulation of energy in the United Sates, focusing on residential and small to medium-sized businesses. Epiq’s sales channel has the potential to reach customers our traditional sales channels of door-door marketing and outbound telemarketing has difficulty in reaching. Over the course of 2014, Epiq recruited active independent representatives in most states where GRE operates REPs, with an early focus on Illinois.

Our Diversegy and Epiq operations have allowed us to enter more markets around the country as we are not limited to only the markets we operate as a REP, and therefore are not responsible for assuming the risk associated with procuring and managing the commodity. However, we do not expect revenues from Diversegy and Epiq operations outside the states in which we operate our REP businesses to materially impact our financial results in 2015. The acquisition and integration of Diversegy and Epiq did increase our expenses in Fiscal 2014 related to the costs of that business and our investment in integration and growth of the sales channels.

Competition

As an operator of REPs, GRE competes with the local utility companies in each of the markets where it provides services and with many other licensed REPs. In some markets, competitor REPs are affiliated with local utilities. GRE also competes with several large vertically integrated energy companies. Some of these competitors are larger and better capitalized than GRE. Competition with the utilities and REPs exposes GRE to customer churn, especially since GRE’s residential customers generally do not sign long-term contracts.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers immediately in response to volatility in the prices of the underlying commodities. In times of high commodity prices, REPs like GRE’s REPs that offer variable rate products, and reflect real-time commodity costs, may offer variable rates prices which are not competitive with fixed rate providers. Conversely, in a downward moving commodity cost environment, variable rate REPs like GRE’s REPs may benefit from the lag that utilities experience in reducing their sell rate to reflect the lower cost base in the commodity markets, and may reflect commodity costs decreases in their offerings and rates.

In the latter part of 2014, IDT Energy began offering a locked, or fixed, rate to customers in Pennsylvania, New Jersey and Illinois. We expect this offering to expand to all markets in 2015.

Increasing our market share depends in part on our ability to persuade more customers to switch to GRE’s services than those that churn from us to other providers. Moreover, local utilities and some REPs may have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to GRE requires significant marketing and sales operations. If GRE is not successful in convincing customers to switch, our REP businesses, results of operations and financial condition will all be adversely affected

Regulation

As of December 31, 2014, GRE’s REPs operate in eight utility territories in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania, four utility territories in Maryland, one in Washington D.C. and one in Illinois. IDT Energy recently received regulatory approvals to enter nine new utility territories in Pennsylvania and one new territory covering Maryland and Washington D.C. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the State of Maryland, the State of Illinois, the District of Columbia, the federal government, and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

Like all operators of REPs, GRE is affected by the actions of governmental agencies, mostly on the state level by the respective state Public Service/Utility Commissions, and other organizations (such as NYISO and PJM) and indirectly the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. GRE’s REPs may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

If GRE’s REPs enter territories outside of the utility regions within which they currently operate in New York, New Jersey, Pennsylvania, Maryland, Illinois and Washington DC, or territories outside of these states, they would need to be licensed and would be subject to the rules and regulations of such states or municipalities and respective utilities.

As of December 31, 2014, Diversegy was licensed to serve as a broker of electricity in New Jersey, Pennsylvania, Maryland, the District of Columbia, Illinois, Ohio, Rhode Island, New Hampshire, Massachusetts and Delaware, and as a gas broker in New Jersey, Maryland, Ohio, Rhode Island and New Hampshire. Epiq was licensed as an electricity broker in New Jersey, Illinois, Ohio, District of Columbia, Maryland and Pennsylvania, and as a gas broker in New Jersey, Ohio, Maryland and Pennsylvania. Both Diversegy and Epiq serve as brokers in other states that do not require licenses.

Employees

As of March 1, 2015, GRE employed 156 full time employees, 55 of whom are located in the Jamestown, New York office, of which approximately 80% are affiliated with the customer care center, 32 of whom are located in IDT Energy’s NJ offices, 26 of whom are located in our Texas office and 43 of whom are located in the Florida and New York offices performing customer acquisition and support.

Genie Oil and Gas, Inc.

Genie Oil and Gas (GOGAS) is an oil and gas exploration company. GOGAS currently holds Genie’s interests in four projects: (1) an 88.5% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel (2) a 89.9% interest in Genie Mongolia, Inc., an oil shale exploration project in Central Mongolia, (3) AMSO, which holds and manages a 43.1% interest in AMSO, LLC, an oil shale development project in Colorado, that is a joint venture with Total, S.A., and (4) an 87.9% interest in IEI, an oil shale development project in Israel’s Shfela Basin.

Genie Mongolia, AMSO and IEI projects are early stage oil shale projects. Oil shale is an organic-rich, fine-grained sedimentary rock that contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. However, extracting oil and gas from oil shale is more complex than conventional oil and gas recovery and is more expensive. Rather than pumping it directly out of the ground in the form of liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative which we and others are researching and developing is in-situ retorting, which involves heating the oil shale to a temperature of approximately 660°F while it is still underground, and then pumping the resulting liquid and/or gases to the surface. In-situ retorting is considered to be less environmentally invasive than surface retorting and may offer significant economic advantages.

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

In early 2014, Afek submitted a permit application to the Planning and Construction Committee, North District, to conduct a ten-well exploration drilling program to further characterize the resource in its license area. In July, the Planning and Construction Committee, North District voted to approve the ten well exploratory drilling program, and subsequently issued the requisite permits.

In October, 2014, the High Court of Justice in Israel issued an interim order to halt Afek’s drilling program until it could rule on a petition filed by the Israel Union for Environmental Defense and some local residents challenging the issuance of the drilling permit. In December 2014, the Court ruled against petitioners, and lifted its interim order.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights.

Afek incurred research and development expenses of $7.1 million, $4.2 million and nil in the years ended December 31, 2014, 2013 and 2012, respectively.

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

In 2014, Genie Mongolia carried out surface mapping, other geophysical evaluation work and exploration drilling within its license areas. In 2015, Genie Mongolia plans to drill roughly four wells to more definitively understand the resources in Mongolia. Upon the successful completion of the exploration program planned in 2015, Genie Mongolia hopes to begin a demonstration project in Mongolia.

Genie Mongolia incurred research and development expenses of $2.7 million, $3.4 million and $2.1 million in the years ended December 31, 2014, 2013 and 2012, respectively.

American Shale Oil Corporation

In 2008 and 2009, AMSO acquired E.G.L. Oil Shale, L.L.C. (which was subsequently renamed American Shale Oil, LLC) in exchange for cash of $5.5 million, certain commitments for future funding of AMSO, LLC’s operations and a 1% override on AMSO, LLC’s future revenue. In March 2009, a subsidiary of TOTAL S.A., or Total, the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration, or RD&D, expenditures as well as certain other funding commitments.

AMSO is operating the project during the RD&D phase and Total will provide a majority of the funding during this phase of the project, and technical and financial assistance throughout the RD&D and commercial stages of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

According to reports from the United States Geological Service, or USGS, oil shale resources in the United States are estimated at over 4 trillion barrels, and based on management estimates, could potentially supply the U.S.’s demand for liquid fuel over the next 100 years. The majority of those deposits are found in the Green River Formation which spans parts of Colorado, Utah and Wyoming, the Piceance Basin of Colorado, and the Uinta Basin of Utah and Colorado. Colorado’s Piceance Basin, where AMSO, LLC’s RD&D Lease is located as described below, contains some of the richest oil shale resources in the world (as reported by DOE and USGS sources).

The U.S. Bureau of Land Management, or BLM, effective January 1, 2007, issued to EGL Resources a lease for research, development and demonstration, or RD&D Lease, in western Colorado, which it assigned to its affiliate, E.G.L. Oil Shale, L.L.C. (“EGL”). In April 2008, EGL was acquired by AMSO and IDT and subsequently renamed American Shale Oil, LLC.

The RD&D Lease awarded by the BLM to EGL Resources and acquired by AMSO, LLC covers an area of 160 acres. The lease runs for a ten-year period beginning on January 1, 2007. Under the terms of the lease, AMSO, LLC may apply for an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. AMSO, LLC intends to apply for a five year extension of its lease in 2015.

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

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. AMSO, LLC constructed a surface oil and gas processing facilities and drilled pilot wells for its pilot test in Colorado. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. The underground electric heater did not perform to specifications during the commissioning test. After modifications were made, in March 2013 AMSO, LLC initiated start-up of the oil shale pilot test. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. AMSO, LLC has initiated a comprehensive review of alternative heating system solutions. AMSO, LLC intends to qualify, design, engineer, build and thoroughly test the heating solution offering the best prospects for reliable pilot test operations. A key objective of the development process is to significantly de-risk the pilot operations before heater installation. In addition, this alternative heating system qualification process may result in development of a solution applicable to subsequent phases of the research, development and demonstration project’s operations. It is expected that the heater development process will continue into, and possibly through, 2015. Additionally, AMSO, LLC has conducted a series of diagnostic tests to analyze the status of its pilot test’s down-hole heating and production well system. The tests are designed to help us determine how the limited pilot test operations conducted in 2012 and 2013, including down-hole heating, have impacted the well system’s condition and whether modifications to the pilot test’s operational plans will be required.

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

AMSO, LLC incurred $7.8 million, $8.6 million and $8.6 million for research and development in the years ended December 31, 2014, 2013 and 2012, respectively.

Israel Energy Initiatives, Ltd.

Israel Energy Initiatives, Ltd., or IEI, holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covers approximately 238 square kilometers in the south of the Shfela region in central Israel. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license has been extended until July 2015.

IEI began its resource appraisal study in 2009, and completed the field work included in its study in 2011. The resource appraisal was comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan included drilling and coring several wells to depths of approximately 600 meters, as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests, laboratory analyses of samples and other laboratory experiments. The results from the appraisal process, both from field tests and laboratory experiments, confirmed IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology.

In June 2013, IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. IEI was asked to provide supplements to the environmental impact assessment and a revised application was submitted in November, 2013. In September 2014, the Jerusalem District Building and Planning Committee voted against issuing the pilot plant building and construction permits.

IEI is evaluating alternative approaches to permitting an oil shale pilot plant before deciding whether and how to proceed with its oil shale development program in the Shfela region.

IEI incurred $2.6 million, $3.7 million and $7.2 million for research and development in the years ended December 31, 2014, 2013 and 2012, respectively.

Other Projects

GOGAS evaluates additional potential exploration and development projects for potential oil and gas resources in other locations. The energy development prospects vary in potential size, applied technology and potential time to commercial production. The prospects we evaluate or pursue are in various stages of development and it is unclear when or if they will be developed or commercialized or prove to be profitable. However, if one or more of these prospects were to be successfully commercialized, they could be significant in terms of their potential impact on our operations and financial condition, and could materially affect our financial results, future prospects and valuation.

Financing

The Company is considering sales of equity interests in the various GOGAS projects or in GOGAS to provide the necessary financing for such activities.

Competition

If GOGAS is successful developing and producing commercial quantities of oil and gas from oil shale and other conventional and unconventional resources in an environmentally acceptable manner and receives all the necessary regulatory approvals, then, in the commercial production phases of operations, it will likely face competition from conventional and unconventional oil producers, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the volatility of the oil and gas market (including as to price, availability, refining capacity and other factors).

Regulation

AMSO, LLC was granted an RD&D Lease by the BLM for 10 years beginning on January 1, 2007 with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. AMSO, LLC plans to apply for an extension of its RD&D Lease in 2015. Throughout the term of the RD&D Lease, AMSO, LLC will execute various activities and milestones within the technical phases of its research and development plan with the aim of ultimately converting its RD&D Lease to a long term commercial lease.

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

IEI holds an exclusive Shale Oil Exploration and Production License that was extended until July 2015. IEI has applied to the Ministry of Energy and Water in a request to secure its rights over the license period beyond the seven year limit set forth in the Petroleum Law, citing past precedents and the Force Majure doctrine in Israeli Law. Based on third party analysis and initial feedback from the Ministry, we estimate that this issue will be satisfactorily resolved. However, there is no guarantee the license will be extended as described above or that a new license would be granted. The license is subject to certain conditions and milestones and the failure to achieve those milestones may result in the termination, revocation, suspension or limitation of the license.

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

Afek holds an exclusive exploration license in Northern Israel’s Golan Heights. Its ten well exploratory drilling program was licensed by the Planning and Construction Committee, North District. In February 2015, Afek began drilling its first exploratory well. Contingent upon the results of its exploration program, Afek may seek to declare a commercial discovery and apply for a commercial production lease pursuant to Israeli law. The international community considers the Golan Heights an internationally disputed territory, and therefore political risk may affect our ability to execute our plan of operations. This may influence local decision makers, as well as service providers necessary to our operations.

According to the Mongolian constitution, all minerals and other natural resources in the ground are owned by the Mongolian state. A mining license holder does not own the minerals, but is entitled to extract and sell the minerals located within the land area covered by the license on and subject to the terms of the laws. Recently the government of Mongolia has adopted a new petroleum law which now is the governing legislation for all conventional and unconventional oil and gas in Mongolia. The Ministry of Mining is currently finalizing a draft of the unconventional oil and gas regulations as well as a petroleum products law. The new regulations will set a firm basis of the future economic agreement between Genie and the government of Mongolia.

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

Finally, in order to engage in mining operations, mining license holders must enter into either a “land possession” or “land use” agreement with the governing authorities of local soums and obtain a land certificate. A standard land possession or land use contract indicates the terms of the miner’s land use, amount of annual land fees (fixed per hectare as defined by the Government) and duties and entitlements of the contracting parties, namely the soum governor and the mining company.

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

In connection with its RD&D process and related technologies, some patents are registered in the name of AMSO, LLC and some patents are registered in the name of Genie IP BV., a Dutch subsidiary of the Company. AMSO, LLC owns five patents issued in the United States, eleven patents issued abroad, four of which are jointly owned with Lawrence Livermore National Security, LLC (“LLNS”), as well as several pending applications, both in the United States and abroad. The issued or allowed patents include: patent No. 7,743,826 (US), which expires April 16, 2028; patent No. 7,921,907 (US), which expires January 19, 2027; patent No. 8,162,043 (US), which expires January 19, 2027; patent No. 8,464,792 (US), which expires July 27, 2031; patent No. 8,899,331 (US), granted jointly to AMSO, LLC and LLNS, which expires December 29, 2030; patent registration No. 3668 (Mongolia) which expires December 25, 2032; patent registration No. 32691 (Morocco), granted jointly to AMSO, LLC and LLNS on October 1, 2011, which expires September 30, 2029; patent registration No. 3565 (Mongolia), granted jointly to AMSO, LLC and LLNS on April 13, 2012, which expires March 29, 2031; patent No. 508 (Madagascar), granted on December 2, 2011, which expires November 2, 2029; patent No. 606 (Madagascar), granted on April 18, 2014, which expires April 27, 2031; patent registration No. 3590 (Mongolia), granted on April 13, 2012, which expires April 22, 2031; patent No. 32765 (Morocco), granted on November 1, 2011, which expires November 2, 2029; patent registration No. 2,741,861 (Canada), granted on August 27, 2013, which expires November 2, 2029; patent registration No. 2,738,920 (Canada), granted jointly to AMSO, LLC and LLNS, which expires September 30, 2029; and patent registration No. CN 102209835 (China), granted on April 16, 2014, which expires November 1, 2029; patent No. 3895 (Mongolia), granted January 28, 2015, which expires March 29, 2031; and patent appl. No. 222732 (Israel), which should be granted within the next 2 months, and expires March 29, 2031.

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

Employees

GOGAS, excluding AMSO, employs 62 employees, while AMSO (including AMSO, LLC) employs 17 full-time employees, including a secondee assigned by Total. AMSO, IEI, Afek and Genie Mongolia also retain the services of a number of professional consultants, including geologists, hydrologists, drilling and completions engineers, process engineers, environmental experts, permitting consultants, energy experts, legal, and land designation and acquisition consultants.

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

Risks Related to Genie Retail Energy

The REP business is highly competitive, and we may be forced to cut prices or incur additional costs.

GRE’s REP businesses face substantial competition both from the traditional incumbent utilities as well as from other REPs, including REP affiliates of the incumbent utilities in specific territories. As a result, we may be forced to reduce prices, incur increased costs or lose market share and cannot always pass along increases in commodity costs to customers. We compete on the basis of provision of services, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage. Additionally, our experience has shown that utilities don’t change their sell rates offered to customers immediately in response to increased prices for the underlying commodities. There is a time lag before utilities increase prices to reflect their increased costs and market prices for commodities.

REPs like IDT Energy that offer variable rate products, and reflect real-time commodity costs, may offer variable rates prices which are not competitive with other fixed rate providers.

Conversely, in a downward moving commodity cost environment, variable rate REPs like IDT Energy may benefit from the lag that utilities experience in reducing their sell rate to reflect the lower cost base in the commodity markets, and may reflect commodity costs decreases in their offerings and rates.

Increasing our market share depends in part on our ability to persuade more customers to switch to GRE’s services than those that churn from us to other providers or back to the local utility. Moreover, local utilities and some REPs may have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to GRE’s REPs requires significant marketing and sales operations. If GRE is not successful in convincing customers to switch, our REP businesses, results of operations and financial condition will all be adversely affected.

Fixed Rate Products or Guaranteed Pricing programs could result in losses or decreased profits if GRE fails to estimate commodity prices accurately.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities. In times of high commodity prices, these fixed rate programs expose us to the risk that we will incur significant unforeseen costs in performing the contracts.

However, it is difficult to predict future commodity costs. Any shortfalls resulting from the risks associated with fixed-price programs will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these programs could have an adverse effect on our profitability and cash flows.

GRE’s growth depends on its ability to enter new markets.

New markets for our business are determined based on many factors, which include the regulatory environment, as well as GRE’s REP businesses ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for GRE’s REP businesses, we will expend substantial efforts to obtain necessary licenses and will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs. In 2014, we faced challenges and delays in licensing for new territories, particularly in Pennsylvania. A failure to identify, become licensed in, and enter new territories may have a material negative impact on our growth, financial condition and results of operations.

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

Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations.

A confluence of issues in January and February 2014 associated with the 2013-2014 winter season’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply. These factors included sustained, extremely cold weather, constriction of natural gas required to fuel electricity generation plants, the resulting failure of the Independent System Operators (ISO) to deliver peak power at a reasonable cost, and unusually volatile commodity trading in the financial markets. In some regions, wholesale prices increased briefly by factors of more than eight times. Because of dramatic increases in wholesale electricity costs, the retail electricity prices that GRE’s REPs and many other variable rate electricity suppliers charged to their customers increased sharply in January and February 2014. The unusually cold weather and resultant high energy costs also adversely affected GRE’s customer churn and customer acquisition efforts. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers. In addition, in the year ended December 31, 2014, GRE issued approximately $5 million in rebates to hard hit customers.

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

GRE has developed and begun to market a twelve-month guaranteed rate residential offering in some utility territories, and has created a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. We will face greater commodity risk from guaranteed rate offerings, which we may not be able to effectively hedge.

The retail electricity price increases discussed above resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. GRE’s REPs also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. IDT Energy was not under any obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond GRE’s control.

If certain REPs, however, are determined to have acted in a manner that was harmful to customers, the entire industry can suffer due to the reputational harm.

GRE is subject to litigation that may limit its operations.

In connection with the events described in the Risk Factor above entitled “Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations”, IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed below in Item 3 “Legal Proceedings” in this Annual Report.

IDT Energy does not believe that it was at fault or acted in any way improperly with respect to the events of winter 2014. However, we cannot predict the outcome of putative class action litigation or the impact on us of these or other actions, or whether there will be other impacts from the conditions that existed in winter 2014. Further, although we have taken action to insulate us and our customers from future similar events, we cannot assure that those actions will be effective and we will not be subject to class actions in the future.

Such class action lawsuits or other claims against us could have a material adverse impact on our financial condition, competitive position or results of operations.

Our current strategy is based on current regulatory conditions and assumptions, which could change or prove to be incorrect.

Regulation over the electricity and natural gas markets has been in flux at the state and federal levels. In particular, any changes adopted by the FERC, or changes in state or federal laws or regulations (including greenhouse gas laws) may affect the prices at which GRE purchases electricity or natural gas for its customers. While we endeavor to pass along increases in energy costs to our customers pursuant to our variable rate customer offerings, we may not always be able to do so due to competitive market forces and the risk of losing our customer base.

In connection with the events described in the Risk Factor above entitled “Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations”, IDT Energy responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. Legislators and regulators may enact or modify laws or regulation to prevent the repetition of the price spikes discussed above or address customer complaints that have come to light in connection with those events. Potential regulatory and/or legislative changes may impact our ability to use our established sales and marketing channels. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current business model.

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

Volatility in the markets for certain commodities can have an adverse impact on our costs for the purchase of the electricity and natural gas that GRE sells to its customers. In our fixed or guaranteed price products, we cannot, and in our variable price products, due to customer or competitive factors, we may not always be able or choose to, pass along increases in costs to our customers. This would have an adverse impact on our margins and results of operations. Alternatively, volatility in pricing for GRE’s electricity and natural gas related to the cost of the underlying commodities can lead to increased customer churn. In times of high commodity costs, our variable pricing model and commodity purchasing approach can lead to competitive disadvantages as we must pass along all or some portion of our increased costs to our customers.

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

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. GRE has a Preferred Supplier Agreement with BP pursuant to which BP is our preferred provider of electricity and natural gas. In addition to other advantages of this agreement, we are no longer required to post security with most suppliers other than BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration in June 2015. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

In New Jersey, customers who are delinquent in paying their invoices are no longer eligible to receive a consolidated utility invoice. A consolidated utility invoice is similar to a purchase of receivables program since the utility has the responsibility to bill the customer and collect the receivable. Instead, those customers are switched to a dual bill arrangement, whereby GRE’s REP businesses are responsible to bill and collect the commodity portion of the customers’ invoices. Once we invoice these customers under a dual bill arrangement, we have bad debt risk associated with that portion of our revenues. Economic conditions, the creditworthiness of our customers in New Jersey and our ability to collect from these customers, among other things, may impact our profitability.

The REP business depends on maintaining the licenses in the states we operate and any loss of those licenses would adversely affect our business, prospects and financial conditions.

GRE’s REP businesses require licenses from public utility commissions and other regulatory organizations to operate its business. Those agencies may impose various requirements to obtain or maintain licenses. Further, certain non-governmental organizations have been focusing on the REP industry and the treatment of customers by certain REPs. Any negative publicity regarding the REP industry in general and GRE in particular or any increase in customer complaints regarding GRE’s REP businesses could negatively affect our relationship with the various commissions and regulatory agencies and could negatively impact our ability to obtain new licenses to expand operations or maintain the licenses currently held. In the aftermath of the polar vortex, several regulatory bodies adopted more aggressive policies toward REPs, including the action against IDT Energy in Pennsylvania described elsewhere in this Annual Report. Any loss of our REP licenses would cause a negative impact on our results of operations, financial condition and cash flow.

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

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complementary to our existing operations. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

●	identify suitable businesses or assets to buy;

●	complete the purchase of those businesses on terms acceptable to us;

●	complete the acquisition in the time frame we expect;

●	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and

●	avoid or overcome any concerns expressed by regulators, including antitrust concerns.

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

In January 2011, Total completed funding of its committed capital contributions to AMSO, LLC, and, accordingly, Total has the option to terminate its obligations to make additional capital contributions and withdraw as a member of AMSO, LLC. AMSO did not fund the capital calls for each quarter of 2014, and as a result, AMSO’s ownership interest in AMSO, LLC was reduced to 43.1% and Total’s ownership interest increased to 56.9%. However, if Total exercises its option and terminates its future funding, we will need to find other sources of funding or otherwise risk shutting down AMSO, LLC’s operations.

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

There are uncertainties associated with AMSO, LLC’s lease, Genie’s IEI and Afek licenses and Genie Mongolia’s agreements.

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

IEI holds an exclusive Shale Oil Exploration and Production License that covers approximately 238 square kilometers in the south of the Shfela region in Israel. The license expires in July 2015. The initial term of the license was for three years until July 2011. The license has been extended until July 2015 (the maximum term of a license under Israeli Law is seven years). Although the license may be further extended and IEI may also apply for a new license, there is no guarantee the license will be extended, that a new license would be granted or that the license will not be successfully challenged by environmental or other opposition groups. The license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license. Our ability to construct the pilot plant is dependent on recently enacted permitting regulations, and there is no guarantee that we will be able to obtain the required permits under the new regulations in a timely manner or at all.

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

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. Genie Mongolia is in the process of negotiating terms with the government of Mongolia to obtain a contract to commercially produce oil and gas from oil, shale but there is no assurance that it will be successful in obtaining these on commercially reasonable terms. Genie continues to work with the government of Mongolia to find a mutually beneficial financial agreement.

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

Genie Oil and Gas is subject to regulatory, legal challenges and political risks that may limit its operations.

Our operations and potential earnings may be affected from time to time in varying degree by regulatory, legal and political factors, including laws and regulations related to environmental or energy security matters, including those addressing alternative and renewable energy sources and the risks of global climate change and legal challenges. Such laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

●	The discharge of pollutants into the environment;

●	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes;

●	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives;

●	Restrictions on exploration and production;

●	Loss of petroleum rights, including key leases, licenses or permits;

●	Tax or royalty increases, including retroactive claims;

●	Intellectual property challenges that would limit our ability to use our planned in-situ production technologies; and

●	Political instability, war or other conflicts in areas where we operate.

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

Mongolia does not possess as sophisticated and efficient business, regulatory, power and transportation infrastructures as generally exist in more developed market economies. Particularly, the legal system of Mongolia is less developed than those of more established jurisdictions, which may result in risks such as: the lack of effective legal redress in the courts; a higher degree of discretion on the part of governmental authorities; delays caused by the extensive bureaucracy; the lack of judicial or administrative guidance on interpreting applicable laws and regulations; inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and relative inexperience of the judiciary and courts in such matters. As a result, there may be ambiguities, inconsistencies and anomalies in the agreements, licenses and title documents through which Genie Mongolia holds its interests in Mongolia, or the underlying legislation upon which those interests are based. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary or unfair manner.

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

The oil and gas business is fundamentally a commodity business. This means that potential future commercial operations and earnings may be significantly affected by changes in oil and gas prices and by changes in margins on gasoline, natural gas and other refined products. For example, the recent worldwide decrease in oil prices would have a significant negative impact on potential future commercial operations.

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

Risk Related to Our Financial Condition and Reporting

We hold significant cash and cash equivalents, restricted cash—short-term, and certificates of deposit that are subject to various market risks.

As of December 31, 2014, we had cash and cash equivalents, restricted cash—short-term, and certificates of deposit of $87.2 million. As a result of various market risks, the value of these holdings could be materially and adversely affected.

In the past, we identified material weaknesses in our internal control over financial reporting, that could have impaired our ability to produce accurate and timely financial statements and led investors and other users to lose confidence in our published financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2013, management identified material weaknesses in the Company’s internal control over financial reporting.

As disclosed in the Report of Management on Internal Control over Financial Reporting, the material weaknesses have been successfully remediated in Fiscal 2014 and we continue to work to improve our internal control process and diligently review our financial reporting controls and procedures. However, if our remedial measures prove to be insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Howard S. Jonas, our Chairman of the Board, has voting power over 6,915,034 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 5,340,708 shares of our Class B common stock), representing approximately 73% of the combined voting power of our outstanding capital stock, as of March 16, 2015. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 550 Broad St., Newark, New Jersey. We lease approximately 3,500 square foot space in Newark, New Jersey.

IDT Energy’s Jamestown, New York offices are located at 20 West Third Street where we lease approximately 10,000 square feet of space. Diversegy’ s and Epiq’s offices are located in Dallas, Texas where we lease approximately 5,000 square feet of space. IDT Energy’s Florida office is located in Holiday, Florida where we lease approximately 4,350 square feet.

AMSO, LLC’s operating office is in Rifle, Colorado. AMSO, LLC is supported by AMSO and Genie professionals based in Newark, New Jersey. AMSO, LLC rents approximately 2,450 square feet of office space and 2,000 square feet of warehouse space in Rifle under operating leases with flexible terms and conditions.

IEI and Afek operate out of IDT Corporation’s offices in Jerusalem. In addition, IEI maintains a research laboratory located on the campus of Ben Gurion University in Be’er Sheva and Afek rents office space in Katzrin, a city in the northern part of Afek’s license area and warehouses in Bnei Yehuda, in the south part of the Golan.

Genie Mongolia operates from and rents approximately 1,400 square feet of office space in Ulaanbataar, Mongolia.

Item 3. Legal Proceedings.

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices.  On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended by the named plaintiff (“Motion to Dismiss”).  On November 10, 2014, the named plaintiff opposed IDT Energy’s Motion to Dismiss and on November 20, 2014, filed a reply memorandum of law in further support of its Motion to Dismiss.  The parties are now awaiting a decision from the Court. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

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

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008.  On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. The named plaintiff filed opposition papers to IDT Energy’s motion to dismiss on March 13, 2015, and IDT Energy’s reply is due on March 31, 2015. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. IDT Energy filed a motion to dismiss the complaint, which was denied by the Court on November 6, 2014. The parties are currently engaged in discovery.  IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

In July 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. That issuance was subsequently challenged by the Israel Union for Environmental Defense and some local residents. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. In December 2014, the Supreme Court of Israel rejected petitions challenging the exploratory drilling permits issued to Afek, and the Court lifted its injunction on Afek’s exploratory program in the Golan Heights of Northern Israel.

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

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$9.31	$6.51
Second Quarter	$12.21	$8.50
Third Quarter	$11.79	$8.37
Fourth Quarter	$17.80	$8.51
Fiscal year ended December 31, 2014
First Quarter	$11.74	$9.20
Second Quarter	$10.28	$6.76
Third Quarter	$8.75	$6.60
Fourth Quarter	$7.33	$6.01

On March 10, 2015, there were 164 holders of record of our Class B common stock and 3 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2015, the last sales price reported on the New York Stock Exchange for the Class B common stock was $7.22 per share.

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

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$8.50	$6.60
Second Quarter	$8.49	7.58
Third Quarter	$8.26	7.57
Fourth Quarter	$8.49	7.90
Fiscal year ended December 31, 2014
First Quarter	$8.43	$7.90
Second Quarter	$8.37	7.25
Third Quarter	$7.87	7.09
Fourth Quarter	$7.43	5.63

On March 10, 2015, there were 4 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2015, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $6.85 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 9 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock and our Series 2012-A Preferred Stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Integrated Oil & Gas Index for the period beginning October 26, 2011 and ending December 31, 2014. The graph and table assume that $100 was invested on October 26, 2011 (the first day of trading for the Class B common stock) and on October 24, 2012 with respect to the Series 2012-A Preferred Stock (the first day of trading for the Series 2012-A Preferred stock) with the cumulative total return of the NYSE Composite Index and the S&P Integrated Oil & Gas Index, and that all dividends were reinvested. Cumulative total stockholder returns for our Class B common stock, Series 2012-A Preferred Stock, NYSE Composite Index and the S&P Integrated Oil & Gas Index are based on our fiscal year.

	10/26/11	12/31/11	3/31/12	6/30/12	10/24/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14

Genie Energy Ltd.	100.00	92.79	113.52	91.86	81.55	84.52	110.24	108.93	116.66	121.55	118.69	93.69	83.69	74.23
Genie Energy Ltd.Series 2012 - A Preferred					100.00	93.75	107.61	110.44	113.18	116.96	115.52	114.78	110.38	98.97
NYSE Composite	100.00	110.77	122.34	117.23	124.50	128.48	139.46	141.31	149.27	162.24	165.23	173.46	170.05	173.20
S&P Integrated Oil & Gas	100.00	117.94	121.17	117.65	124.26	120.54	129.19	131.33	131.37	146.49	142.55	152.30	142.48	136.63

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2014.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2014	—	$—	—	6,896,669
November 1 – 30, 2014(2)	15,812	$7.175	—	6,896,669
December 1 – 31, 2014	—	$—	—	6,896,669
Total	15,812	$7.175

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below as of December 31, 2014 and 2013, and for each of the two years then ended, has been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by BDO USA, LLP, independent registered public accounting firm. The selected consolidated financial data presented below as of December 31, 2012 and 2011, and for the year ended December 31, 2012 and the five months ended December 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data presented below as of July 31, 2011, and for each of the fiscal years in the two-year period ended July 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Zwick and Banyai, PLLC, independent registered public accounting firm. The selected consolidated financial data presented below for the five months ended December 31, 2010 is unaudited. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

(in thousands, except per share data)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Five Months ended December 31, 2011	Fiscal year ended July 31, 2011	Fiscal year ended July 31, 2010	Five Months ended December 31, 2010 (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues	$275,031	$279,174	$229,459	$76,783	$196,018	$195,429	$74,877
Net (loss) income	(27,407)	(5,341)	(2,535)	(268)	(2,555)	14,081	916
(Loss) earnings per common share—basic	(1.31)	(0.36)	(0.17)	0.04	0.08	0.72	0.09
(Loss) earnings per common share—diluted	(1.31)	(0.36)	(0.17)	0.04	0.07	0.65	0.08
Cash dividend declared per common share	0.06	—	0.133	0.05	—	—	—

(in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	July 31, 2011
BALANCE SHEET DATA:
Total assets	$152,928	$158,843	$150,306	$150,194	$67,406

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

OVERVIEW

We own 99.3% of our subsidiary, GEIC, which owns 100% of Genie Retail Energy and 92% of GOGAS. Our principal businesses consist of:

●	Genie Retail Energy (“GRE”) operates REPs, including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REPs resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company. GOGAS’ early stage projects include (1) an 88.5% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, (2) an 89.9% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, (3) AMSO, which holds and manages a 43.1% interest in AMSO, LLC, an oil shale development project in Colorado, and (4) an 87.9% interest in IEI, an oil shale development project in Israel.

IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy.

As part of our ongoing business development efforts, we continuously seek out new opportunities, which may include complementary operations or businesses that reflect horizontal or vertical expansion from our current operations. Some of these potential opportunities are considered briefly and others are examined in further depth. In particular, we seek out acquisitions to expand the geographic scope and size of our REP businesses, and additional energy exploration projects to diversify our GOGAS unit’s operations, among geographies, technologies and resources.

Genie Retail Energy

GRE operates REPs that resell electricity and natural gas to residential and small business customers in New York, New Jersey, Pennsylvania, Maryland, Washington, D.C. and certain utility markets in Illinois. GRE’s revenues represented 100% of our consolidated revenues in the years ended December 31, 2014, 2013 and 2012.

GRE’s direct cost of revenues consists primarily of natural gas and electricity purchased for resale. Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Under the arrangement, IDT Energy purchases electricity and natural gas at a market rate plus a fee. IDT Energy remits a monthly payment for its purchases and related fees. Any outstanding, unpaid balances accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customers’ receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The agreement’s termination date is June 30, 2015. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

As an operator of REPs, GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Instead, GRE’s REPs contracts with various pipeline and distribution companies for natural gas pipeline, storage and transportation services, and utilizes NYISO and PJM for electric transmission and distribution. GRE’s direct cost of revenues include scheduling costs, independent system operator (ISO) fees, pipeline costs and utility service charges for the purchase of these services. At December 31, 2014 and 2013, GRE REPs were members of ISO New England, although GRE has not commenced operations in this territory yet. GRE expects to commence operations in this territory in 2015.

For risk management purposes, GRE utilizes futures contracts, swaps as well as put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas. The futures contracts, swaps and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in direct cost of revenues. The impact of these contracts and options on direct cost of revenues is relatively small in comparison to GRE’s purchases of gas and electricity for resale.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which GRE REPs operate. Similarly, the utility or the LDC performs load balancing for each of the natural gas markets in which GRE REPs operate. Load balancing ensures that the amount of electricity and natural gas that GRE REPs purchase is equal to the amount necessary to service its REP customers’ demands at any specific point in time. GRE manages the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to futures deliveries in accordance with the load balancing performed by utilities, LDCs, NYISO and PJM. Suppliers and the LDC’s charge or credit GRE for balancing the electricity and natural gas purchased and sold for its account.

The local utilities generally meter and deliver electricity and natural gas to GRE’s REP customers. The local utilities provide billing and collection services on GRE’s behalf for most of GRE’s customers. GRE receives the proceeds less the utility’s POR fees and in some cases less fees for billing and other ancillary services. The positive difference between the net sales price of electricity and natural gas sold to its customers and the sum of the cost of its electricity and natural gas supplies, transmission and ancillary services is GRE’s gross profit margin.

Volatility in the electricity and natural gas markets affects the wholesale cost of the electricity and natural gas that GRE REPs sell to customers. GRE may not always choose to pass along increases in costs to its customers for various reasons including competitive pressures and to protect overall customer satisfaction. This can adversely affect GRE’s gross margins and results of operations. Alternatively, increases in GRE’s rates charged to REP customers may lead to increased customer churn.

GRE’s selling expense consists primarily of sales commissions paid to independent agents and marketing costs, which are the primary costs associated with the acquisition of customers. General and administrative expense includes compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas and electricity used for heating and cooling. Typically, colder winters and hotter summers increase demand for natural gas and electricity, respectively. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 59% and 49% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2014 and 2013, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 20% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2014 and 2013, respectively. As described below, because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014.

Concentration of Customers and Associated Credit Risk

GRE reduces its REP customer credit risk by participating in purchase of receivable programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase GRE’s receivables and assume all credit risk without recourse to GRE. GRE’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2014	2013	2012
Con Edison	23%	25%	34%
West Penn Power	10%	11%	na
National Grid USA	na	10%	na
Penelec	na	10%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2014 and 2013:

December 31	2014	2013
Con Edison	25%	23%
West Penn Power	na	13%
Penelec	na	12%

na-less than 10% of consolidated gross trade accounts receivable at December 31, 2014

Winter 2014 Price Volatility and Customer Complaints

A confluence of issues in January and February 2014 associated with that winter’s polar vortex that were outside the ability of any REP to control and resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply. Because of dramatic increases in wholesale electricity prices, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commissions and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. GRE also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. GRE was under no obligation to provide such rebates, but did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond GRE’s control.

IDT Energy also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed in Item 3 to Part I “Legal Proceedings” in this Annual Report.

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

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application and was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition filed by the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program.

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of December 31, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $78.0 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 43.1% and Total’s ownership interest increased to 56.9%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.2% and Total’s share increased to 69.8%. AMSO’s share of AMSO, LLC’s proposed budget for the remainder of 2015 is $1.5 million. AMSO is evaluating its options with respect to funding AMSO, LLC during 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

We account for our ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary. AMSO’s allocated share of the net loss of AMSO, LLC increased in December 2011 from 20% to 35%, per our agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At December 31, 2014, our maximum exposure to additional loss because of our required investment in AMSO, LLC was $1.3 million, based on AMSO, LLC’s proposed 2015 budget. Our maximum exposure to additional loss could increase based on the situations described above.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $0.2 million and $0.9 million at December 31, 2014 and 2013, respectively. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balance of $3.7 million and $7.3 million at December 31, 2014 and 2013, respectively, was allocated to our GRE segment. IDT Energy and Diversegy and Epiq are the reporting units for our goodwill impairment tests. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. We have the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, we may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

IDT Energy’s estimated fair value substantially exceeded its carrying value in Step 1 of our annual impairment tests for the years ended December 31, 2014, 2013 and 2012, therefore it was not necessary to perform Step 2 for these tests. In addition, we do not believe IDT Energy is currently at risk of failing Step 1. For Diversegy and Epiq, in the year ended December 31, 2014, we determined that an impairment of goodwill was required. We recorded goodwill impairment of $3.6 million, which reduced the carrying amount of the goodwill related to Diversegy and Epiq to zero. Calculating the fair value of the reporting unit, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of IDT Energy prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

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

The valuation allowance on our deferred income tax assets was $28.0 million and $16.7 million at December 31, 2014 and 2013, respectively. Subsequent to the Spin-Off, we initiated a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of GRE in 2012, and our current projections, we concluded that we no longer met the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future. Accordingly, in 2012, we recorded a valuation allowance against our deferred federal income tax assets.

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

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Genie Retail Energy Segment

(in millions)			Change
Year ended December 31,	2014	2013	$	%
Revenues:
Electricity	$214.5	$216.7	$(2.2)	(1.0)%
Natural gas	57.9	62.5	(4.6)	(7.4)
Other	2.6	—	2.6	nm
Total revenues	275.0	279.2	(4.2)	(1.5)
Direct cost of revenues	223.1	213.4	9.7	4.5
Gross profit	51.9	65.8	(13.9)	(21.0)
Selling, general and administrative	44.7	39.2	5.5	14.0
Bad debt	0.3	0.8	(0.5)	(61.2)
Goodwill impairment	3.6	—	3.6	nm
Adjustment to estimated contingent payments	(0.2)	—	(0.2)	nm
Income from operations	$3.5	$25.8	$(22.3)	(86.3)%

nm – not meaningful

Revenues. GRE’s electricity revenues decreased in 2014 compared to 2013 because of a 27.0% decrease in electricity consumption, partially offset by a 35.6% increase in the average rate charged to customers. The decrease in electricity consumption was primarily the result of a decrease in meters served, which decreased 15.0% in 2014 compared to 2013, coupled with a 14.1% decrease in average consumption per meter in 2014 compared to 2013. The increase in the average rate charged to customers was mostly due to a 34.2% increase in the underlying commodity cost in 2014 compared to 2013.

GRE's natural gas revenues decreased in 2014 compared to 2013 because of a 10.5% decrease in natural gas consumption, partially offset by a 3.5% increase in the average rate charged to customers. The decrease in natural gas consumption was primarily the result of a 14.0% decrease in meters served, although average consumption per meter increased 4.0% in 2014 compared to 2013. The increase in the average rate charged to customers for natural gas was due to a 38.0% increase in the underlying commodity cost in 2014 compared to 2013.

The decreases in GRE’s meters served in 2014 compared to 2013, and the associated decreases in electricity and natural gas consumption, were significantly impacted by a confluence of issues in January and February 2014 associated with that winter’s polar vortex. Sustained, extremely cold weather in much of GRE’s service area, the failure of the ISO to deliver peak power, and unusually volatile commodity trading in the financial markets caused extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchase their supply. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of approximately $5 million in rebates to customers in 2014. The colder weather adversely affected GRE’s customer churn, gross margins and results of operations in 2014 compared to 2013.

GRE’s customer base as measured by meters served consisted of the following:

(in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Meters at end of quarter:
Electricity customers	234	235	238	256	282
Natural gas customers	129	127	126	135	145
Total meters	363	362	364	391	427

Gross meter acquisitions in 2014 were 213,000 compared to 245,000 in 2013. The decrease was partially due to an intentional slowing of customer acquisition efforts in the territories most impacted by the rising wholesale commodity costs during the effects of the polar vortex. During the second and third quarters of 2014, GRE accelerated acquisitions of new customers in Illinois, and reengaged its marketing efforts in certain Pennsylvania utility territories where it had suspended those activities. Net meters served decreased by 64,000 or 15.0% in 2014 compared to a decrease of 75,000 or 14.9% in 2013 due to the higher levels of customer churn and lower levels of gross meter acquisitions. Average monthly churn increased from 6.3% in 2013 to 6.8% in 2014, as some customers migrated back to the incumbent utility because of the large increase in the rates charged to customers due to the extreme increase in our costs to procure the commodities.

GRE has applications pending to enter into additional utility service areas, primarily natural gas and dual meter territories, in Pennsylvania, Maryland, Washington, D.C. and Illinois. Management continues to evaluate additional, deregulation-driven opportunities in other states, including Massachusetts, New Hampshire and Rhode Island.

During 2014, customer acquisition efforts in Illinois and Washington, D.C. started to gain traction. In addition, GRE has developed several significant initiatives to drive growth in gross meter additions. Most notably, Epiq Energy, LLC, or Epiq, a network marketing company that IDT Energy acquired in December 2013, provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Epiq began acquiring meters in certain utility territories in the second half of 2014. In addition, GRE has developed and begun to trial a twelve-month locked rate residential offering in some utility territories. GRE’s recently launched REP brand, Residents Energy, intends to focus on marketing and sales of these guaranteed rate offerings upon expansion of its licensed footprint. GRE expects these initiatives to contribute more meaningfully to gross meter additions and retention in 2015.

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

(in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
RCEs at end of quarter:
Electricity customers	160	165	174	198	228
Natural gas customers	83	83	86	90	87
Total RCEs	243	248	260	288	315

The RCE decrease at December 31, 2014 compared to December 31, 2013 primarily reflects the decline in meters served. In addition, the Pennsylvania utility territories hardest hit by the polar vortex have relatively high per meter consumption rates compared to our full customer base, including the new territories we serve in Illinois. They experienced higher than average levels of churn and customer acquisition programs in some of these territories were briefly suspended.

Other revenue in 2014 includes revenue earned by Diversegy, LLC, or Diversegy, and Epiq, both of which were acquired in December 2013. Diversegy and Epiq earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing, respectively.

Direct Cost of Revenues and Gross Margin Percentage. GRE’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Year ended December 31,	2014	2013	$	%
Direct cost of revenues:
Electricity	$165.6	$168.9	$(3.3)	(2.0)%
Natural gas	55.0	44.5	10.5	23.5
Other	2.5	—	2.5	nm
Total direct cost of revenues	$223.1	$213.4	$9.7	4.5%

nm – not meaningful

Year ended December 31,	2014	2013	Change
Gross margin percentage:
Electricity	22.8%	22.1%	0.7%
Natural gas	4.9	28.7	(23.8)
Other	4.5	—	4.5
Total gross margin percentage	18.9%	23.6%	(4.7)%

Direct cost of revenues for electricity decreased in 2014 compared to 2013 primarily because of the 27.0% decrease in electricity consumption in 2014 compared to 2013. The decrease in electricity consumption was partially offset by a 34.2% increase in the average unit cost of electricity in 2014 compared to 2013. Gross margin on electricity sales slightly increased in 2014 compared to 2013 because the average rate charged to customers increased more than the average unit cost of electricity. Additionally, 2013 was impacted by the effects of an internal pricing system issue that constrained our ability to make timely adjustments to electric rates in some newer territories, which did not repeat in 2014.

Direct cost of revenues for natural gas increased in 2014 compared to 2013 primarily because the average unit cost of natural gas increased 38.0% in 2014 compared to 2013. The increase in the average unit cost of natural gas was partially offset by a 10.5% decrease in natural gas consumption in 2014 compared to 2013. Gross margin on natural gas sales decreased in 2014 compared to 2013 because the average unit cost of natural gas increased substantially more than the average rate charged to customers.

Other direct cost of revenues primarily includes commission expense incurred by Diversegy and Epiq.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2014 compared to 2013 was due to increases in payroll, consulting and professional fees and computer software licenses expense, primarily all of which related to the acquisitions of Diversegy and Epiq. The increase in selling, general and administrative expense in 2014 compared to 2013 was also due to increases in customer acquisition costs and purchase of receivable fees. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 14.1% in 2013 to 16.3% in 2014.

Bad Debt. GRE’s bad debt expense in 2014 was $0.3 million compared to $0.8 million in 2013. Bad debt expense in 2014 and 2013 was mostly related to amounts due from a utility company that are under dispute. We will continue our efforts to collect these receivables, despite the uncertainty about the success of such collection efforts.

Goodwill Impairment. In 2014, our annual goodwill impairment test resulted in the impairment of the goodwill of the Diversegy and Epiq reporting unit primarily because of continuing losses since the acquisitions of those companies. We recorded goodwill impairment of $3.6 million in 2014, which reduced the carrying amount of the goodwill related to Diversegy and Epiq to zero. We estimated the fair value of the reporting unit and compared the estimated fair value to the reporting unit’s carrying amount. We measured the fair value of the reporting unit by discounting its estimated future cash flows using an appropriate discount rate. Since the carrying value of the reporting unit including goodwill exceeded the estimated fair value, we performed the required additional steps and determined that the goodwill was fully impaired. Goodwill impairment is not a cash expenditure, therefore the impairment did not impact our liquidity at December 31, 2014, nor will goodwill impairment impact our future liquidity.

Adjustment to Estimated Contingent Payments. In 2014, we reduced our estimate of our contingent payment liability related to our acquisition of Diversegy and Epiq and recorded a gain of $0.2 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. We estimated the acquisition date fair value of the contingent payments based on historical gross profits, customer attrition and contract renewals.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2014	2013	$	%
General and administrative expense	$1.3	$1.4	$(0.1)	(7.8)%
Research and development	12.5	11.4	1.1	9.8
Equity in net loss of AMSO, LLC	—	3.2	(3.2)	(100.0)
Loss from operations	$13.8	$16.0	$(2.2)	(13.7)%

General and Administrative. General and administrative expense decreased in 2014 compared to 2013 primarily due to decreases in stock-based compensation expense and consulting and professional fees.

Research and Development. Research and development expense consists of the following:

(in millions) Year ended December 31,	2014	2013
Afek	$7.1	$4.2
Genie Mongolia	2.7	3.4
IEI	2.6	3.7
Other	0.1	0.1
Total research and development expense	$12.5	$11.4

Since receiving the award of a 36-month petroleum exploration license in the Southern portion of the Golan Heights in 2013, Afek prepared and submitted permit applications, contracted with international service providers to assist in exploration activities, and has been staffing up for operations. During 2013, Afek completed preliminary geophysical work including an electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data. In 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition from the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program.

Genie Mongolia’s research and development expense in 2014 and 2013 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In 2014, Genie Mongolia acquired approximately 40 kilometers of 2D seismic results and drilled in three different basins within the license areas. Samples from the drilling are undergoing laboratory analysis. Genie Mongolia also continued surface mapping and other geophysical evaluation work within the areas. The exploratory drilling program is intended to identify a site suitable for a pilot test and subsequent commercial operations.

During 2014, the environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility was under review by the Ministry of Environment. In addition, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Equity in the Net Loss of AMSO, LLC. In early March 2013, AMSO, LLC initiated start-up of its oil shale pilot test. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. AMSO, LLC subsequently decided not to attempt to re-engineer the current downhole electrical heating system. Instead, it initiated a comprehensive review of alternative heating system solutions. In 2013, AMSO, LLC conducted a series of diagnostic tests to analyze the status of its pilot test’s down-hole heating and production well system. In 2014, AMSO, LLC continued its review of alternative heating system solutions. The heater development and new equipment qualification process will continue into 2015. Significant progress was made in the design, construction and operation of specialized testing systems to qualify various components of the various down-hole heaters under consideration. A number of additional testing systems will be deployed to aid in evaluating heater equipment for potential use in pilot operations. Equipment modifications and technical issues are common in projects of the complexity and scope of the AMSO, LLC pilot test, particularly given the extent to which new concepts and applications have been incorporated into the pilot test’s design. Upon successful completion of the pilot test, AMSO, LLC will evaluate the appropriate timing to submit an application to convert its research, development and demonstration lease into a commercial lease.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests. As a result, equity in the net loss of AMSO, LLC was nil in 2014, and $3.2 million in 2013, which was 35% of AMSO, LLC’s net loss of $9.1 million in 2013.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(in millions)			Change
Year ended December 31,	2014	2013	$	%
General and administrative expense and loss from operations	$15.4	$9.1	$6.3	68.4%

The increase in Corporate general and administrative expense in 2014 compared to 2013 was due to an increase in stock-based compensation. The increase in stock-based compensation was primarily the result of the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas, our Chairman of the Board and Chief Executive Officer, and the subsequent amendment of that compensation arrangement. The options were initially vesting in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million. In July and August 2014, in connection with our entry into a Second Amended and Restated Employment Agreement with Mr. Jonas, the options were cancelled and Mr. Jonas purchased an aggregate of 3.6 million shares of our Class B common stock. Because of the equity arrangement with Mr. Jonas, we recorded Corporate stock-based compensation of $7.9 million and nil in 2014 and 2013, respectively. As a percentage of our consolidated revenues, Corporate general and administrative expense increased from 3.3% in 2013 to 5.6% in 2014.

Consolidated

Selling, General and Administrative. IDT charges us for services it provides pursuant to an agreement, and we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. In 2014 and 2013, the amounts that IDT charged us, net of the amounts that we charged IDT, were $2.9 million and $3.1 million, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $10.8 million and $4.2 million in 2014 and 2013, respectively. The increase in 2014 compared to 2013 was primarily due to expense from the equity arrangement with Mr. Jonas. At December 31, 2014, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $13.3 million. The expense from these grants is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Year ended December 31,	2014	2013	$	%
(Loss) income from operations	$(25.6)	$0.6	$(26.2)	nm
Interest income	0.5	0.4	0.1	4.5%
Financing fees	(2.6)	(3.2)	0.6	20.4
Other income (expense), net	0.4	(0.3)	0.7	187.6
Provision for income taxes	(0.1)	(2.8)	2.7	96.6
Net loss	(27.4)	(5.3)	(22.1)	(413.1)
Net loss (income) attributable to noncontrolling interests	0.9	(0.6)	1.5	263.9
Net loss attributable to Genie	$(26.5)	$(5.9)	$(20.6)	(348.7)%

nm – not meaningful

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP. Financing fees decreased in 2014 compared to 2013 primarily because of the reduction in consumption by GRE’s customers.

Other Income (Expense), net. The change in other income (expense), net in 2014 compared to 2013 was mainly due to the change in foreign currency translation gains (losses), from losses of $0.4 million in 2013 to gains of $0.4 million in 2014. In addition, in 2013, we recorded a loss on disposal of property of $37,000.

Provision for Income Taxes. The decrease in the provision for income taxes in 2014 compared to 2013 was primarily due to the changes in federal and state income tax expense in GRE. GRE had significant reductions in its income before income taxes and provision for income taxes in 2014 compared to 2013. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

(in millions) Year ended December 31,	2014	2013
Genie Retail Energy:
Aggregate income before income taxes	$1.2	$22.7

Aggregate provision for income taxes	$(0.4)	$(9.4)

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in 2014 compared to 2013 primarily relates to 100% of the net income incurred by CCE, which is a variable interest entity that is consolidated within our GRE segment. We do not have any ownership interest in CCE, therefore, all net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in 2014 was $0.8 million compared to $2.1 million in 2013. CCE’s net income decreased primarily due to a decrease in gross profit, partially offset by reduction in income tax expense.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Genie Retail Energy Segment

(in millions)			Change
Year ended December 31,	2013	2012	$	%
Revenues:
Electricity	$216.7	$174.3	$42.4	24.3%
Natural gas	62.5	55.2	7.3	13.3
Total revenues	279.2	229.5	49.7	21.7
Direct cost of revenues	213.4	159.9	53.5	33.5
Gross profit	65.8	69.6	(3.8)	(5.5)
Selling, general and administrative	39.2	44.6	(5.4)	(12.0)
Bad debt	0.8	—	0.8	nm
Income from operations	$25.8	$25.0	$0.8	2.9%

nm – not meaningful

Revenues. GRE’s electricity revenues increased in 2013 compared to 2012 as a result of an increase in consumption, as well as an increase in the average rate charged to customers reflecting the higher per unit cost incurred. Electricity consumption increased 15.7% in 2013 compared to 2012, and the average rate charged to customers for electricity increased 7.4% in 2013 compared to 2012. The increase in electricity consumption was primarily the result of an increase in average meters served, which increased 8.0% in 2013 compared to 2012, coupled with an increase in average consumption per meter, which increased 7.2% in 2013 compared to 2012. The increase in the average rate charged to customers for electricity was due to an increase in the underlying commodity cost. The increase in the average consumption per meter is attributable to the acquisition of relatively higher consuming meters in Pennsylvania and Maryland, as compared to the meters in our legacy customer base.

GRE’s natural gas revenues increased in 2013 compared to 2012 primarily due to unusually warm weather in the three months ended March 31, 2012, which reduced the demand for natural gas for heating. As measured by heating degree days, a measure of outside air temperature designed to reflect the energy required for heating, New York State and Pennsylvania were 25% colder in the three months ended March 31, 2013 than in the same period in 2012. The colder weather resulted in an increase of 1.8% in natural gas consumption in 2013 compared to 2012, and an increase of 11.7% in consumption per meter in 2013 compared to 2012. In addition, natural gas revenues increased due to an 11.3% increase in the average rate charged to customers in 2013 compared to 2012. The increase in consumption was partially offset by an 8.9% decrease in average meters served in 2013 compared to 2012.

GRE’s customer base as measured by meters served consisted of the following:

(in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Meters at end of quarter:
Electricity customers	282	300	314	319	331
Natural gas customers	145	156	161	166	171
Total meters	427	456	475	485	502

Gross meter acquisitions in 2013 were 245,000 compared to 407,000 in 2012. The decrease in gross meter acquisitions primarily reflects a reduced rate of expansion into new territories. New customer acquisitions in the Commonwealth Edison territory in Illinois, and in Pepco in Washington, D.C., which GRE entered during the second and fourth quarters of 2013, respectively, were not impactful. Net meters served decreased by 75,000 or 14.9% in 2013 compared to an increase of 64,000 or 14.6% in 2012, as gross meter acquisitions in 2013 were more than offset by customer churn. Average monthly churn decreased from 6.6% in 2012 to 6.3% in 2013, primarily due to the lower level of customer acquisitions in 2013, as newly acquired customers have higher churn rates than longer term customers. Increased competition in some of GRE’s key utility markets also contributed to the level of customer churn.

The average rates of annualized energy consumption, as measured by RCEs, are presented in the chart below.

(in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
RCEs at end of quarter:
Electricity customers	228	246	263	243	238
Natural gas customers	87	91	94	86	74
Total RCEs	315	337	357	329	312

Direct Cost of Revenues and Gross Margin Percentage. GRE’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Year ended December 31,	2013	2012	$	%
Direct cost of revenues:
Electricity	$168.9	$119.0	$49.9	42.0%
Natural gas	44.5	40.9	3.6	8.8
Total direct cost of revenues	$213.4	$159.9	$53.5	33.5%

Year ended
December 31,	2013	2012	Change
Gross margin percentage:
Electricity	22.1%	31.8%	(9.7)%
Natural gas	28.7	25.8	2.9
Total gross margin percentage	23.6%	30.3%	(6.7)%

Direct cost of revenues for electricity increased in 2013 compared to 2012 primarily because the average unit cost of electricity increased 22.7% in 2013 compared to 2012. The cost of electricity increased in May and June 2013 compared to the same period in 2012, and the cost of electricity in New York State was unusually high in January and February 2013 compared to the same period in 2012. The 15.7% increase in electricity consumption in 2013 compared to 2012 also contributed to the increase in direct cost of revenues for electricity.

Direct cost of revenues for natural gas increased in 2013 compared to 2012 due to the 6.9% increase in the average unit cost of natural gas and a 1.8% increase in consumption.

Gross margin on electricity sales decreased in 2013 compared to 2012 primarily due to the mix of meters served and market conditions. The gross margin on electricity sales was also negatively impacted in 2013 compared to 2012 by increased promotional activity implemented to mitigate churn and facilitate customer acquisition, and the effects of an internal pricing system issue during a portion of 2013 that constrained our ability to make timely adjustments to electric rates in some newer territories.

Gross margins on natural gas sales increased in 2013 compared to 2012 because increased natural gas consumption due to the colder temperatures in the three months ended March 31, 2013 compared to the same period in 2012 enabled us to recover costs more effectively in 2013 compared to 2012.

Selling, General and Administrative. The decrease in selling, general and administrative expense in 2013 compared to 2012 was primarily due to decreases in customer acquisition costs, payroll and bonuses, severance expense and stock-based compensation expense. Customer acquisition costs decreased an aggregate of $4.4 million primarily due to the significant decrease in the number of new customers acquired in 2013 compared to 2012. Payroll and bonuses and severance expense decreased $1.0 million and $0.4 million, respectively, in 2013 compared to 2012. The $0.2 million decrease in stock-based compensation expense was primarily due to reductions in expense from the November 2011 grants of restricted stock and stock options. The expense from these grants is recognized over the expected service period. In 2013 compared to 2012, the decrease in selling, general and administrative expense was partially offset by a $0.5 million increase in purchase of receivable fees, primarily because of the increase in GRE’s revenues. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 19.4% in 2012 to 14.1% in 2013 primarily because of the significant decrease in costs related to customer acquisitions as well as the increase in revenues.

Bad Debt. GRE’s bad debt expense in 2013 was $0.8 million compared to nil in 2012. Bad debt expense in 2013 related to an allowance for amounts due from a utility company that are under dispute.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31	2013	2012	$	%
General and administrative expense	$1.4	$1.4	$—	(8.5)%
Research and development	11.4	9.4	2.0	21.6
Equity in net loss of AMSO, LLC	3.2	3.2	—	0.6
Loss from operations	$16.0	$14.0	$2.0	13.6%

General and Administrative. General and administrative expense was substantially unchanged in 2013 compared to 2012 primarily because the increases in stock-based compensation expense were offset by a decrease in the payroll and other expense as a result of shifting more resources to handle the increased research and development activities. Stock-based compensation expense increased $0.6 million in 2013 compared to 2012 primarily due to grants in 2013 of equity in GOGAS subsidiaries to certain of our officers and employees. Payroll and other expense shifted to handle the research and development activities were $0.7 million in 2013 compared to 2012.

Research and Development. Research and development expense consists of the following:

(in millions) Year ended December 31,	2013	2012
Afek	$4.2	$—
Genie Mongolia	3.4	2.1
IEI	3.7	7.2
Other	0.1	0.1
Total research and development expense	$11.4	$9.4

In April 2013, Afek was awarded a 36-month petroleum exploration license in the Southern portion of the Golan Heights. During 2013, Afek completed preliminary geophysical work including an electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently began the analysis of the acquired data. In addition, Afek submitted a permit application to conduct an up to ten-well exploration drilling program.

The increase in Genie Mongolia’s research and development expense in 2013 compared to 2012 related to the joint geological survey with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. Genie Mongolia began surface mapping and other geophysical evaluation work as well as exploratory drilling.

In June 2013, IEI submitted its permit application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Building and Planning Committee. IEI was subsequently asked to provide supplements to the environmental impact assessment. The revised application was submitted on November 3, 2013. During 2013 and 2012, as per required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Equity in the Net Loss of AMSO, LLC. In early March 2013, AMSO, LLC initiated start-up of its oil shale pilot test. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. In 2013, AMSO, LLC launched a series of diagnostic tests to analyze the status of its pilot test’s down-hole heating and production well system. AMSO’s equity in the net loss of AMSO, LLC was substantially unchanged in 2013 compared to 2012 because AMSO, LLC’s net loss was $9.1 million in 2013 and 2012.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(in millions)			Change
Year ended December 31,	2013	2012	$	%
General and administrative expense and loss from operations	$9.1	$7.9	$1.2	15.6%

The increase in general and administrative expense in 2013 compared to 2012 was due primarily to increases in severance, stock-based compensation and charitable contributions, partially offset by decreases in payroll and related expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 3.4% in 2012 to 3.3% in 2013.

Consolidated

Selling, General and Administrative. Prior to the Spin-Off, IDT charged us for certain transactions and allocated routine expenses based on company specific items. In addition, IDT controlled the flow of our treasury transactions. Following the Spin-Off, IDT charges us for services it provides pursuant to an agreement, and we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. In 2013 and 2012, the amounts that IDT charged us, net of the amounts that we charged IDT, were $3.1 million and $3.6 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $4.2 million and $3.4 million in 2013 and 2012, respectively. The increase was primarily due to expense from grants of equity interests in certain of our subsidiaries and grants of stock options, partially offset by a decrease in expense from grants of restricted stock. The expense from these grants is recognized over the expected service period.

On December 12, 2013, our Compensation Committee and our Board of Directors approved, subject to the approval of our stockholders, a compensation arrangement with Mr. Howard Jonas, the Chairman of our Board of Directors, upon his appointment as our Chief Executive Officer for a five-year term that commenced on January 1, 2014. The compensation arrangement included, among other things, the grant of options to purchase 3.0 million shares of our Class B Common Stock at an exercise price of $10.30 per share. The exercise price was equal to the fair market value of the shares on the date of the grant. The options vested in five equal annual installments commencing on December 15, 2014 and were to expire ten years from the grant date. The estimated total value of the options was $19.3 million, which was being recognized on a straight-line basis over the vesting period. The fair value of the options was estimated using a Black-Scholes valuation model. In July 2014, pursuant to the Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Mr. Jonas, among other things the options to purchase 3.0 million shares of our Class B Common Stock were cancelled.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Year ended December 31,	2013	2012	$	%
Income from operations	$0.6	$3.0	$(2.4)	(79.5)%
Interest income	0.4	0.4	—	11.1
Financing fees	(3.2)	(2.9)	(0.3)	(10.4)
Other expense, net	(0.3)	(0.1)	(0.2)	(210.5)
Provision for income taxes	(2.8)	(2.9)	0.1	6.0
Net loss	(5.3)	(2.5)	(2.8)	(110.7)
Net income attributable to noncontrolling interests	(0.6)	(0.8)	0.2	24.7
Net loss attributable to Genie	$(5.9)	$(3.3)	$(2.6)	(79.9)%

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. Financing fees increased in 2013 compared to 2012 primarily because of the higher consumption by GRE’s customers.

Other Expense, net. The increase in other expense, net in 2013 compared to 2012 was mainly due to a gain in 2012 from the sale of GRE’s amount due from MF Global as well as an increase in foreign currency translation losses. On October 31, 2011, MF Global, our former clearing broker, filed for bankruptcy protection. On that date, GRE held $1.65 million of cash on deposit with MF Global in support of hedging positions related to GRE’s commodity supply. Assets held by MF Global were placed under the control of the court appointed bankruptcy trustee to be released as deemed appropriate. In November 2011, we transferred our hedging securities to an alternative clearing broker. In October 2011, we recognized a $0.45 million loss, relating to our cash deposit with MF Global, based on management’s best estimate of the unrecoverable amount. In November 2012, we received $0.6 million from a sale of the amount due from MF Global and recognized a gain of $0.3 million.

Provision for Income Taxes. The slight decrease in the provision for income taxes in 2013 compared to 2012 was due to a significant decrease in our tax provision, partially offset by an increase in the tax provision of our consolidated variable interest entities. CCE, DAD, and Tari are variable interest entities that are consolidated in our GRE segment. We and CCE, DAD and Tari file separate tax returns since we do not have any ownership interest in CCE, DAD or Tari. The significant decrease in our tax provision was due to the establishment of a valuation allowance on our deferred income tax assets in a prior period, which was partially offset by an audit settlement. In 2013, we only recorded a state income tax expense on GRE’s earnings. CCE, DAD and Tari recorded federal and state tax provisions in 2013 because their net operating losses have been utilized.

Net Income Attributable to Noncontrolling Interests. The decrease in the net income attributable to noncontrolling interests in 2013 compared to 2012 primarily relates to changes in the net income attributable to noncontrolling interests of Tari, partially offset by an increase in the net income attributable to noncontrolling interests of CCE and a decrease in the net loss attributable to noncontrolling interests of DAD. We do not have any ownership interest in CCE, DAD or Tari, therefore all net income or loss incurred by them has been attributed to noncontrolling interests. Tari’s net income in 2013 was $0.1 million compared to $0.2 million in 2012. Tari’s net income decreased primarily due to a decrease in its revenue, partially offset by a decrease in payroll expense. CCE’s net income in 2013 was $2.1 million compared to $1.9 million in 2012. CCE’s net income increased primarily due to a decrease in customer acquisition costs, partially offset by reduction in gross profit and an increase in management fees. DAD’s net loss in 2013 was $0.1 million compared to $0.3 million in 2012. DAD’s net loss decreased because DAD ceased to acquire customers for CCE in December 2012, and reduced its operations accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, sales of equity interests in GOGAS and certain of its subsidiaries and, prior to the Spin-Off, operational funding from IDT. We currently expect that our operations in the next twelve months and the $76.6 million balance of cash, cash equivalents, and certificates of deposit that we held as of December 31, 2014 will be sufficient to meet our currently anticipated cash requirements for at least the year ending December 31, 2015, including Afek’s anticipated substantial expenditures in the year ending December 31, 2015.

We are considering sales of equity interests in the various GOGAS projects or in GOGAS to provide the necessary financing for such activities.

As of December 31, 2014, we had working capital (current assets less current liabilities) of $110.3 million.

	Year ended December 31,
(in millions)	2014	2013	2012
Cash flows (used in) provided by:
Operating activities	$(19.1)	$1.2	$(1.0)
Investing activities	(3.0)	3.8	(17.7)
Financing activities	20.7	(0.9)	(14.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.4	0.3
(Decrease) increase in cash and cash equivalents	$(2.0)	$4.5	$(32.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our research and development activities.

CCE, DAD and Tari are consolidated variable interest entities. We determined that since the acquisition of the interest in CCE, DAD and Tari, we had the power to direct the activities of these entities that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari with our GRE segment. We provide CCE, DAD and Tari with all of the cash required to fund their operations. In 2014, we provided CCE, DAD and Tari with net funding of $0.3 million to finance their operations. In 2013 and 2012, CCE, DAD and Tari repaid $4.1 million and $0.7 million, respectively, to us.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement’s termination date is June 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2014, we were in compliance with such covenants. As of December 31, 2014, restricted cash—short-term of $0.5 million and trade accounts receivable of $29.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million as of December 31, 2014.

In July 2013, GRE negotiated a settlement of an audit of its New York State sales and use tax for the period from June 2003 through August 2009. As a result, GRE paid $0.9 million in July 2013. We are subject to audits in various jurisdictions for various taxes. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $1.4 million, $0.3 million and $0.1 million in 2014, 2013 and 2012, respectively. Costs for research and development activities are charged to expense when incurred. We currently anticipate that our total capital expenditures for the year ending December 31, 2015 will be approximately $0.3 million. We did not have any material commitments for capital expenditures at December 31, 2014.

In 2013 and 2012, cash used for capital contributions to AMSO, LLC was $2.7 million and $4.1 million, respectively. No contributions were made in 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 43.1% and Total’s ownership interest increased to 56.9%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.2% and Total’s share increased to 69.8%. AMSO’s share of AMSO, LLC’s proposed budget for the remainder of 2015 is $1.5 million. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and Epiq. Cash paid for the acquisitions, net of cash acquired, was $0.8 million. In addition, IDT Energy agreed to additional cash payments of $1.2 million and contingent payments that were estimated to be $1.3 million. In 2014, we paid an aggregate of $1.1 million in scheduled and contingent payments. In addition, in 2014, we reduced our estimate of our contingent payment liability related to our acquisition of Diversegy and Epiq and recorded a gain of $0.2 million. At December 31, 2014, the remaining scheduled payments were an aggregate of $0.4 million, and the estimated contingent payments were $0.7 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

In 2014, 2013 and 2012, we entered into loans receivable for an aggregate of $0.1 million, $0.8 million and $0.7 million, respectively.

In 2014, 2013 and 2012, we used cash of $4.7 million, $4.3 million and $2.2 million, respectively, to purchase certificates of deposits, and nil, $3,000 and $11.5 million, respectively, to purchase marketable securities. In 2014, 2013 and 2012, proceeds from maturities of certificates of deposit were $4.3 million, $2.2 million and nil, respectively, and proceeds from maturities of marketable securities were nil, $10.4 million and $1.0 million, respectively.

Financing Activities

In 2014 and 2013, we paid an aggregate Base Dividend per share of $0.6376 and $0.6099, respectively, on our Series 2012-A Preferred Stock. The aggregate dividends paid in 2014 and 2013 were $1.4 million and $1.1 million, respectively.

In 2014 and 2012, we paid an aggregate dividend per share of $0.06 and $0.183, respectively, to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in 2014 and 2012 were $1.5 million and $4.2 million, respectively. No dividend was declared or paid on our Class A common stock or Class B common stock in 2013. On March 10, 2015, our Board of Directors declared a quarterly dividend of $0.06 per share on our Class A and Class B common stock for the fourth quarter of 2014. The dividend will be paid on or about March 31, 2015 to stockholders of record as of the close of business on March 23, 2015, equal to $1.5 million in total dividends.

On July 30, 2014, we entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard Jonas. Pursuant to these agreements, in July and August 2014, we sold an aggregate of 3.6 million shares of our Class B common stock to Mr. Jonas for an aggregate purchase price of $24.6 million. The 3.6 million shares of our Class B common stock are subject to repurchase by us at $6.82 per share upon certain terminations of Mr. Jonas’ employment by us, and such repurchase right lapses as to 0.6 million shares on each of July 30, 2014 and December 31 of 2014 through 2018.

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

We received proceeds from the exercise of our stock options of $28,000, $0.1 million and $5,000 in 2014, 2013 and 2012, respectively.

The increase in restricted cash of $10.0 million in 2012 was comprised of cash that was deposited in a money market account at JPMorgan Chase Bank as collateral for a line of credit (see below).

In 2014, we paid $0.2 million to repurchase 31,392 shares of our Class B common stock. In 2013, we paid $0.3 million to repurchase 31,776 shares of our Class B common stock. In 2012, we paid $0.2 million to repurchase 27,202 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2014, we repurchased 103,331 shares of Class B common stock under this program for an aggregate purchase price of $0.8 million. There were no repurchases under the program in 2013. At December 31, 2014, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

On May 22, 2014, we initiated an offer to exchange up to 5.0 million outstanding shares of our Class B common stock for the same number of shares of our Series 2012-A Preferred Stock. The offer expired on June 23, 2014. On June 27, 2014, we issued 404,732 shares of our Series 2012-A Preferred Stock in exchange for an equal number of shares of Class B common stock tendered in the exchange offer. As a result of the issuance of additional shares of Series 2012-A Preferred Stock, the aggregate quarterly Base Dividend increased to $0.4 million from $0.3 million.

Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

The Series 2012-A Preferred Stock is redeemable, in whole or in part, at our option following October 11, 2017 at 101% of the Liquidation Preference plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2018.

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

Revolving Line of Credit

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At December 31, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at December 31, 2014, letters of credit of $7.6 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $31.7 million at December 31, 2014 from $43.9 million at December 31, 2013 reflecting mainly the decrease in our revenues in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Inventory of natural gas decreased to $2.5 million at December 31, 2014 from $3.3 million at December 31, 2013 due to an 11% decrease in the average unit cost and a 16% decrease in quantity at December 31, 2014 compared to December 31, 2013. Inventory at December 31, 2014 also included $8.7 million in renewable energy credits.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of December 31, 2014:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$1.5	$1.5	$—	$—	$—
Purchase obligations	7.2	7.1	0.1	—	—
Renewable energy credits purchase obligations	24.9	9.3	15.5	0.1	—
Operating leases	0.6	0.3	0.3	—	—
Other liabilities (2)	0.4	0.4	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$34.6	$18.6	$15.9	$0.1	$—

(1)

The amount and timing of AMSO’s payments to AMSO, LLC is based on the proposed 2015 budget and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 43.1% and Total’s ownership interest increased to 56.9%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(2)

Other liabilities at December 31, 2014 included deferred cash payments of $0.4 million in connection with our December 2013 acquisition of Diversegy, LLC and Epiq Energy, LLC. The above table does not include estimated contingent payments of $0.7 million in connection with the acquisition due to the uncertainty of the amount and/or timing of any such payments.

(3)

The above table does not include our unrecognized income tax benefits for uncertain tax positions at December 31, 2014 of $0.5 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letter of credit (1)	$7.6	$5.6	$2.0	$—	$—

(1)	The above table does not include an aggregate of $12.7 million in performance bonds at December 31, 2014 due to the uncertainty of the amount and/or timing of any payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2014, GRE had aggregate performance bonds of $12.7 million outstanding.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in 2014 had remained the same as in 2013, our gross profit from electricity sales would have decreased by $14.1 million in 2014 and our gross profit from natural gas sales would have increased by $13.2 million in that period.

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

The summarized volume of GRE’s outstanding contracts and options as of December 31, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	February 2015	320,000 MWh
Electricity	May 2015	16,000 MWh
Electricity	July 2015	147,200 MWh
Electricity	August 2015	134,400 MWh
Natural gas	February 2015	1,680,000 Dth
Natural gas	July 2015	3,915,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	155,000 Dth
Natural gas	January 2016	542,500 Dth
Natural gas	July 2016	620,000 Dth

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2014. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

Based on an evaluation of the effectiveness of the design and operation of its controls and procedures conducted by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company concluded that its controls and procedures were not effective as of December 31, 2013 due to material weaknesses in financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	A proper review and approval of journal entries was not performed by the Genie Retail Energy Controller’s group to ensure that the journal entry is appropriately supported, complete and accurate, and

●	The Company failed to identify errors while conducting quarterly financial statement variance analyses reviewed by the Company’s senior management.

The Company made the following changes to its internal control over financial reporting to remediate these material weaknesses, which were completed during the fourth quarter of the year ended December 31, 2014. These changes materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

●	The Company reviewed staffing within the Genie Retail Energy accounting team and hired an additional senior accounting resource,

●	The Company reviewed and amended the journal entry review process to ensure a more vigorous level of oversight of the entry and the underlying documentation, and

●	The Company developed better reporting and metrics within the variance analysis used by its senior management in their review of the financial statements.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board and Chief Executive Officer

Avi Goldin—Chief Financial Officer

Geoffrey Rochwarger—Vice Chairman

Ira Greenstein—President

Michael Jonas—Executive Vice President

Michael Stein—Executive Vice President

Directors

Howard S. Jonas—Chairman of the Board and Chief Executive Officer of the Company

James A. Courter—Vice Chairman of the Board of the Company

W. Wesley Perry—Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal—Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass—Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our Annual Reports on Form 10–K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule. All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.03 and 10.04 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Amended and Restated By-Laws of the Registrant.

10.01(4)	Second Amended and Restated Employment Agreement, effective as of July 30, 2014, between the Registrant and Howard S. Jonas.

10.03(5)	Amended and Restated Employment Agreement, effective as of August 19, 2014, between the Registrant and Avi Goldin.

10.04(6)	2011 Stock Option and Incentive Plan of Genie Energy Ltd.

10.05(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description of Exhibits
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)	Incorporated by reference to Form 8-K filed August 9, 2012.

(4)	Incorporated by reference to Form 8-K, filed August 1, 2014.

(5)	Incorporated by reference to Form 8-K, filed August 25, 2014.

(6)	Incorporated by reference to Form 10-12G/A, filed October 27, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Howard S. Jonas
Chairman of the Board and Chief Executive Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Howard S. Jonas

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Avi Goldin

/s/ James A. Courter	Vice Chairman of the Board and Director	March 16, 2015
James A. Courter

/s/ W. Wesley Perry	Director	March 16, 2015
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 16, 2015
Alan B. Rosenthal

/s/ Allan Sass	Director	March 16, 2015
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Genie Energy Ltd.

Newark, New Jersey

We have audited the internal control over financial reporting of Genie Energy Ltd. (a Delaware corporation) and subsidiaries’ (the “Company”) as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for each of the two years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 16, 2015

GENIE ENERGY LTD.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genie Energy Ltd.

Newark, New Jersey

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genie Energy Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework (2013), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genie Energy Ltd.

We have audited the consolidated balance sheet of Genie Energy Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 (not presented herein) and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of American Shale Oil, LLC, an equity method investment. The Company’s equity in the net loss of American Shale Oil, LLC was $3.2 million for the year ended December 31, 2012. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for American Shale Oil, LLC, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genie Energy Ltd. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2013

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,895	$73,885
Restricted cash—short-term	10,609	14,429
Certificates of deposit	4,669	4,343
Trade accounts receivable, net of allowance for doubtful accounts of $227 at December 31, 2014 and $930 at December 31, 2013	31,427	42,926
Inventory	11,166	3,822
Prepaid expenses	5,713	2,930
Deferred income tax assets, net	1,463	840
Other current assets	5,430	2,917
TOTAL CURRENT ASSETS	142,372	146,092
Property and equipment, net	1,902	561
Goodwill	3,663	7,349
Restricted cash—long-term	1,023	1,127
Other assets	3,968	3,714
TOTAL ASSETS	$152,928	$158,843
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$14,881	$25,302
Accrued expenses	10,913	9,856
Advances from customers	403	1,103
Income taxes payable	543	2,075
Due to IDT Corporation	542	541
Energy hedging contracts	4,003	385
Other current liabilities	797	1,072
TOTAL CURRENT LIABILITIES	32,082	40,334
Other liabilities	1,503	2,169
TOTAL LIABILITIES	33,585	42,503
Commitments and contingencies
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 and 1,917 shares issued and outstanding at December 31, 2014 and 2013, respectively	19,743	16,303
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at December 31, 2014 and 2013	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,178 and 19,755 shares issued and 22,984 and 19,696 shares outstanding at December 31, 2014 and 2013, respectively	232	198
Additional paid-in capital	114,322	82,791
Treasury stock, at cost, consisting of 194 and 59 shares of Class B common at December 31, 2014 and 2013, respectively	(1,543)	(473)
Accumulated other comprehensive income	10	745
(Accumulated deficit) retained earnings	(7,759)	21,552
Total Genie Energy Ltd. stockholders’ equity	125,021	121,132
Noncontrolling interests:
Noncontrolling interests	(4,678)	(3,792)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(5,678)	(4,792)
TOTAL EQUITY	119,343	116,340
TOTAL LIABILITIES AND EQUITY	$152,928	$158,843

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012
REVENUES:
Electricity	$214,511	$216,668	$174,293
Natural gas	57,868	62,506	55,166
Other	2,652	—	—
Total revenues	275,031	279,174	229,459
Direct cost of revenues	223,094	213,416	159,872
GROSS PROFIT	51,937	65,758	69,587
OPERATING EXPENSES, (GAINS) AND LOSSES:
Selling, general and administrative (i)	61,372	49,749	54,000
Bad debt	310	800	—
Research and development	12,509	11,389	9,365
Goodwill impairment	3,562	—	—
Adjustment to estimated contingent payments	(206)	—	—
Equity in the net loss of AMSO, LLC	—	3,194	3,175
(Loss) income from operations	(25,610)	626	3,047
Interest income	469	449	404
Financing fees	(2,560)	(3,217)	(2,913)
Other income (expense), net	389	(444)	(143)
(Loss) income before income taxes	(27,312)	(2,586)	395
Provision for income taxes	(95)	(2,755)	(2,930)
NET LOSS	(27,407)	(5,341)	(2,535)
Net loss (income) attributable to noncontrolling interests	921	(562)	(746)
NET LOSS ATTRIBUTABLE TO GENIE ENERGY LTD.	(26,486)	(5,903)	(3,281)
Dividends on preferred stock	(1,416)	(1,223)	(211)
NET LOSS ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$(27,902)	$(7,126)	$(3,492)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders:	$(1.31)	$(0.36)	$(0.17)

Weighted-average number of shares used in calculation of basic and diluted loss per share	21,256	19,668	20,687

(i) Stock-based compensation included in selling, general and administrative expenses	$10,758	$4,180	$3,429

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands)	2014	2013	2012
NET LOSS	$(27,407)	$(5,341)	$(2,535)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities, net of tax	—	15	(15)
Foreign currency translation adjustments	(700)	441	386
Other comprehensive (loss) income	(700)	456	371
COMPREHENSIVE LOSS	(28,107)	(4,885)	(2,164)
Comprehensive loss (income) attributable to noncontrolling interests	886	(543)	(710)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GENIE ENERGY LTD.	$(27,221)	$(5,428)	$(2,874)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Noncontrolling	Receivable for issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	earnings	Interests	equity	Equity
BALANCE AT DECEMBER 31, 2011	—	$—	1,574	$16	21,382	$214	$92,321	$—	$(137)	$34,924	$(6,039)	$(1,000)	$120,299
Dividends declared on common stock ($0.133 per share)	—	—	—	—	—	—	—	—	—	(3,057)	—	—	(3,057)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(204)	—	—	—	—	(204)
Stock-based compensation	—	—	—	—	—	—	3,404	—	—	—	25	—	3,429
Restricted stock issued to employees and directors	—	—	—	—	49	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	1	—	5	—	—	—	—	—	5
Grants of stock of subsidiary	—	—	—	—	—	—	(1,911)	—	—	—	1,911	—	—
Exchange of Class B common stock for Preferred stock	1,605	13,639	—	—	(1,605)	(16)	(13,623)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	407	—	(36)	—	371
Net (loss) income for the year ended December 31, 2012	—	—	—	—	—	—	—	—	—	(3,281)	746	—	(2,535)
BALANCE AT DECEMBER 31, 2012	1,605	13,639	1,574	16	19,827	198	80,196	(204)	270	28,375	(3,393)	(1,000)	118,097
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(920)	—	—	(920)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(269)	—	—	—	—	(269)
Stock-based compensation	—	—	—	—	—	—	3,841	—	—	—	—	—	3,841
Restricted stock issued to employees and directors	—	—	—	—	227	3	—	—	—	—	—	—	3
Exercise of stock options	—	—	—	—	13	—	93	—	—	—	—	—	93
Grants of equity of subsidiaries	—	—	—	—	—	—	357	—	—	—	(357)	—	—
Sales of equity of subsidiaries	—	—	—	—	—	—	1,129	—	—	—	(707)	—	422
Issuance of preferred stock of subsidiary	—	—	—	—	—	—	(2,000)	—	—	—	2,000	—	—
Issuance of Class B common stock to holders of deferred stock units of subsidiary	—	—	—	—	—	—	1,836	—	—	—	(1,836)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Exchange of Class B common stock for Preferred stock	312	2,664	—	—	(312)	(3)	(2,661)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	475	—	(19)	—	456
Net (loss) income for the year ended December 31, 2013	—	—	—	—	—	—	—	—	—	(5,903)	562	—	(5,341)
BALANCE AT DECEMBER 31, 2013	1,917	16,303	1,574	16	19,755	198	82,791	(473)	745	21,552	(3,792)	(1,000)	116,340

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)-(Continued)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Noncontrolling	Receivable for issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(Loss)	Deficit)	Interests	equity	Equity
BALANCE AT DECEMBER 31, 2013	1,917	16,303	1,574	16	19,755	198	82,791	(473)	745	21,552	(3,792)	(1,000)	116,340
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,352)	—	—	(1,352)
Dividends declared on common stock ($0.06 per share)	—	—	—	—	—	—	—	—	—	(1,473)	—	—	(1,473)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(224)	—	—	—	—	(224)
Stock-based compensation	—	—	—	—	—	—	10,423	—	—	—	—	—	10,423
Restricted stock issued to employees and directors	—	—	—	—	224	2	—	—	—	—	—	—	2
Exercise of stock options	—	—	—	—	4	—	28	—	—	—	—	—	28
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	—	—	(846)	—	—	—	—	(846)
Sales of Class B common stock to Howard Jonas	—	—	—	—	3,600	36	24,516	—	—	—	—	—	24,552
Exchange of Class B common stock for Preferred stock	405	3,440	—	—	(405)	(4)	(3,436)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(735)	—	35	—	(700)
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	—	—	(26,486)	(921)	—	(27,407)
BALANCE AT DECEMBER 31, 2014	2,322	$19,743	1,574	$16	23,178	$232	$114,322	$(1,543)	$10	$(7,759)	$(4,678)	$(1,000)	$119,343

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net loss	$(27,407)	$(5,341)	$(2,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	132	110	124
Goodwill impairment	3,562	—	—
Gain on adjustment to estimated contingent payments	(206)	—	—
Deferred income taxes	(622)	(241)	4,508
Provision for doubtful accounts receivable	310	800	—
Stock-based compensation	10,758	4,180	3,429
Loss on disposal of property	—	37	—
Equity in the net loss of AMSO, LLC	—	3,194	3,175
Change in assets and liabilities, net of effect of acquisitions:
Restricted cash	3,923	(4,713)	(233)
Trade accounts receivable	11,189	(2,679)	(14,711)
Inventory	(7,822)	(700)	1,423
Prepaid expenses	(2,306)	(93)	638
Other current assets and other assets	(2,664)	(243)	(783)
Trade accounts payable, accrued expenses and other current liabilities	(5,718)	6,883	6,275
Advances from customers	(700)	(746)	(781)
Due to IDT Corporation	1	(59)	(157)
Income taxes payable	(1,532)	831	(1,380)
Net cash (used in) provided by operating activities	(19,102)	1,220	(1,008)
INVESTING ACTIVITIES
Capital expenditures	(1,437)	(313)	(91)
Capital contributions to AMSO, LLC	—	(2,700)	(4,102)
Payment for acquisitions, net of cash acquired	(1,138)	(772)	—
Issuance of notes receivable	(82)	(750)	(650)
Purchase of licenses and security deposits	—	—	(175)
Purchases of certificates of deposit	(4,655)	(4,329)	(2,205)
Proceeds from maturities of certificates of deposit	4,334	2,205	—
Purchases of marketable securities	—	(3)	(11,484)
Proceeds from maturities of marketable securities	—	10,433	966
Net cash (used in) provided by investing activities	(2,978)	3,771	(17,741)
FINANCING ACTIVITIES
Dividends paid	(2,825)	(1,131)	(4,205)
Proceeds from sales of Class B common stock to Howard S. Jonas	24,552	—	—
Distributions to noncontrolling interests	—	(42)	—
Proceeds from sales of equity of subsidiaries	—	422	—
Proceeds from exercise of stock options	28	93	5
Increase in restricted cash	—	—	(10,017)
Repurchases of common stock and Class B common stock	(1,070)	(269)	(204)
Net cash provided by (used in) financing activities	20,685	(927)	(14,421)
Effect of exchange rate changes on cash and cash equivalents	(595)	412	359
Net (decrease) increase in cash and cash equivalents	(1,990)	4,476	(32,811)
Cash and cash equivalents at beginning of period	73,885	69,409	102,220
Cash and cash equivalents at end of period	$71,895	$73,885	$69,409
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$3	$12	$—
Cash payments made for income taxes	$2,647	$2,069	$387
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Liabilities incurred for acquisitions	$—	$2,475	$—

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The “Company” in these financial statements refers to Genie, Genie Retail Energy and Genie Oil and Gas, and their respective subsidiaries, on a consolidated basis.

Genie’s principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”) and Residents Energy, Inc. (“Residents Energy”), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and
●	Genie Oil and Gas is an oil and gas exploration company. GOGAS’ early stage projects include (1) an 88.5% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, (2) an 89.9% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, (3) American Shale Oil Corporation (“AMSO”), which holds and manages a 43.1% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado, and (4) an 87.9% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel.

IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license in the southern portion of the Golan Heights. In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive five year oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in Central Mongolia. IEI holds an exclusive Shale Oil Exploration and Production License that was awarded by the Government of Israel in July 2008. The license covers an area in the south of the Shfela region in Israel. The license expires in July 2015.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT and became an independent public company through a pro rata distribution of the Company’s common stock to IDT’s stockholders (the “Spin-Off”).

Basis of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from Genie Retail Energy’s sale of electricity and natural gas are recognized under the accrual method based on deliveries of electricity and natural gas to customers. Revenues from electricity and natural gas delivered but not yet billed are estimated and recorded as accounts receivable. Cash received in advance from customers under billing arrangement is reported as deferred revenue and is included in “Advances from customers” in the accompanying consolidated balance sheets. Genie Oil and Gas does not yet generate revenues.

Direct Cost of Revenues

Direct cost of revenues for Genie Retail Energy consists primarily of the cost of natural gas and electricity sold, and also includes scheduling costs, Independent System Operator fees, pipeline costs and utility service charges. In addition, the changes in the fair value of Genie Retail Energy’s futures contracts, swaps and put and call options are recorded in direct cost of revenues. Genie Oil and Gas does not yet incur direct cost of revenues as primarily all of its expenses are classified as research and development.

Research and Development Costs

Research and development costs are incurred primarily by IEI, Afek and Genie Mongolia. Costs for research and development are charged to expense as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company classified its investments in marketable securities as “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the maturities and sales of marketable securities. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations included, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determined that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income (expense), net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Inventory

Inventory consists of natural gas, which is stored at various third parties’ underground storage facilities, of $2.5 million and $3.3 million at December 31, 2014 and 2013, respectively. Inventory also includes renewable energy credits of $8.7 million and $0.5 million at December 31, 2014 and 2013, respectively. Natural gas inventory is valued at a weighted average cost, which is based on the purchase price of the natural gas and the cost to transport, plus or minus injections or withdrawals.

Renewable Energy Credits

Genie Retail Energy must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. Genie Retail Energy holds renewable energy credits for both sale and use, and treats the credits as a government incentive to encourage the construction of renewable power plants. Renewable energy credits are valued at cost, which is the purchase price. Gains and losses from the sale of renewable energy credits are recognized in direct cost of revenues when the credits are transferred to the buyer.

Property and Equipment

Computer software and development, computers and computer hardware, laboratory and drilling equipment and office equipment and other are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: computer software and development—2, 3 or 5 years; computers and computer hardware—5 years, laboratory and drilling equipment—7 years, and office equipment and other —5 or 7 years. Leasehold improvements included in office equipment and other are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the volatility of electricity and natural gas prices, Genie Retail Energy enters into futures contracts, swaps and put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the futures contracts, swaps and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

In addition to the above, Genie Retail Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, Genie Retail Energy applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, thereby these contracts are not adjusted to fair value. Accordingly, Genie Retail Energy recognizes revenue from customer sales, and the related direct cost of revenues at the contracted price, as electricity and natural gas is delivered to retail customers.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expense as these costs are incurred.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other income (expense), net” in the accompanying consolidated statements of operations.

Advertising Expense

Cost of advertising for customer acquisitions are charged to selling, general and administrative expense in the period in which it is incurred. Most of the advertisements are in print, over the radio, or direct mail. In the years ended December 31, 2014, 2013 and 2012, advertising expense included in selling, general and administrative expense was $0.3 million, $0.2 million and $0.8 million, respectively.

Income Taxes

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

Earnings Per Share

Basic earnings per share is computed by dividing net income or loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2014	2013	2012
Stock options	438	3,443	457
Non-vested restricted Class B common stock	2,473	265	1,896
Shares excluded from the calculation of diluted earnings per share	2,911	3,708	2,353

The diluted loss per share equals basic loss per share in the years ended December 31, 2014, 2013 and 2012 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Genie Retail Energy reduces its customer credit risk by participating in purchase of receivable programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase Genie Retail Energy’s receivables and assume all credit risk without recourse to Genie Retail Energy. Genie Retail Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2014	2013	2012
Con Edison	23%	25%	34%
West Penn Power	10%	11%	na
National Grid USA	na	10%	na
Penelec	na	10%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2014 and 2013:

December 31	2014	2013
Con Edison	25%	23%
West Penn Power	na	13%
Penelec	na	12%

na-less than 10% of consolidated gross trade accounts receivable at December 31, 2014.

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

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
Year ended December 31, 2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$930	$310	$(1,013)	$227
Year ended December 31, 2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$130	$800	$—	$930
Year ended December 31, 2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$130	$—	$—	$130
(1)	Uncollectible accounts written off.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Acquisitions

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy, LLC (“Diversegy”), a retail energy advisory and brokerage company that serves commercial and industrial customers, and Epiq Energy, LLC (“Epiq”), a network marketing company that provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Operating results of the acquired entities from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred follows:

(in thousands)
Trade accounts receivable	$114
Goodwill	3,686
Trade accounts payable	(176)
Advances from customers	(377)
Net assets acquired	$3,247
Supplemental information:
Cash paid	$779
Cash acquired	(7)
Cash paid, net of cash acquired	772
Deferred cash payments to be paid by June 2015 (1)	1,225
Contingent payments (1)	1,250
Total consideration, net of cash acquired	$3,247

(1)	The deferred cash payments and the contingent payments were included in other current liabilities and other liabilities in the consolidated balance sheet as of December 31, 2014 and 2013.

The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The Company estimated the acquisition date fair value of the contingent payments based on historical gross profits, customer attrition and contract renewals. In the year ended December 31, 2014, the Company reduced its estimate of its contingent payment liability and recorded a gain of $0.2 million.

The goodwill resulting from the acquisitions was primarily attributable to the existing workforce of the acquired entities and synergies expected from the combination of IDT Energy with Diversegy’ s portfolio of competitive energy products and Epiq’s network marketing platform. All of the goodwill is deductible for income tax purposes.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Company’s goodwill at December 31, 2014 and 2013 was attributable to the Genie Retail Energy segment. The table below reconciles the change in the carrying amount of goodwill for the period from December 31, 2011 to December 31, 2014:

(in thousands)
Balance at December 31, 2011	$3,663
Change in carrying amount	—
Balance at December 31, 2012	3,663
Acquisitions	3,686
Balance at December 31, 2013	7,349
Adjustment	(124)
Impairment	(3,562)
Balance at December 31, 2014	$3,663

In the year ended December 31, 2014, the annual goodwill impairment test resulted in the impairment of the goodwill of the Diversegy and Epiq reporting unit primarily because of continuing losses since the acquisitions. The goodwill impairment of $3.6 million recorded in the year ended December 31, 2014 reduced the carrying amount of the goodwill to zero. The Company estimated the fair value of the reporting unit and compared the estimated fair value to the reporting unit’s carrying amount. The Company measured the fair value of the reporting unit by discounting its estimated future cash flows using an appropriate discount rate. Since the carrying value of the reporting unit including goodwill exceeded the estimated fair value, the Company performed the required additional steps and determined that the goodwill was fully impaired.

The following table presents unaudited pro forma information of the Company as if the acquisition occurred as of the beginning of the periods:

	Year ended December 31,
(in thousands)	2013	2012
Revenues	$280,307	$229,936
Net loss	$(6,408)	$(3,282)

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2014
Assets:
Derivative contracts	$1,001	$1,376	$—	$2,377
Liabilities:
Derivative contracts	$440	$3,563	$—	$4,003
December 31, 2013
Assets:
Derivative contracts	$390	$1,230	$62	$1,682
Liabilities:
Derivative contracts	$13	$372	$—	$385

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At December 31, 2014 and 2013, the fair value of the GOGAS stock option was nil.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the years ended December 31, 2014, 2013 or 2012.

	Year ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of period	$62	$—	$—
Total gains (losses) (realized or unrealized) included in earnings in “Direct cost of revenues”	(62)	(142)
Purchases, sales, issuances and settlements:
Purchases	—	359	—
Settlement	—	(155)	—
Balance, end of period	$—	$62	$—

The amount of total gains for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—	$62	$—

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

Restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At December 31, 2014 and 2013, the carrying amount of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At December 31, 2014 and 2013, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At December 31, 2014 and 2013, other assets included an aggregate of $1.5 million and $1.4 million, respectively, in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair values of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity futures contracts, put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these contracts, options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2014 and 2013, Genie Retail Energy’s contracts, swaps and options were traded on the New York Mercantile Exchange or were over-the-counter bilateral agreements with BP Energy Company.

The summarized volume of Genie Retail Energy’s outstanding contracts and options as of December 31, 2014 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	February 2015	320,000 MWh
Electricity	May 2015	16,000 MWh
Electricity	July 2015	147,200 MWh
Electricity	August 2015	134,400 MWh
Natural gas	February 2015	1,680,000 Dth
Natural gas	July 2015	3,915,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	155,000 Dth
Natural gas	January 2016	542,500 Dth
Natural gas	July 2016	620,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2014	2013
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$2,377	$1,682

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2014	2013
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$4,003	$385

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Year ended December 31,
(in thousands)		2014	2013	2012
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Energy contracts and options	Direct cost of revenues	$(1,674)	$1,177	$(258)

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investment in American Shale Oil, LLC

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of December 31, 2014, the cumulative contributions of AMSO and Total to AMSO, LLC were $78.0 million. AMSO’s allocated share of the net loss of AMSO, LLC increased in December 2011 from 20% to 35%, per the agreement with Total. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 43.1% and Total’s ownership interest increased to 56.9%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.2% and Total’s share increased to 69.8%. AMSO is evaluating its options with respect to funding AMSO, LLC in 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

At December 31, 2014, the maximum exposure to additional loss because of the required investment in AMSO, LLC was $1.3 million, based on AMSO, LLC’s proposed 2015 budget. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at December 31, 2014 was determined as follows:

(in thousands)
AMSO’s investment in AMSO, LLC based on the proposed 2015 budget	$1,513
Less: cumulative capital contributions to AMSO, LLC	—
Less: liability for equity loss in AMSO, LLC at December 31, 2014	(252)
Maximum exposure to additional loss	$1,261

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Year ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of period	$(252)	$242	$(685)
Capital contributions	—	2,700	4,102
Equity in net loss of AMSO, LLC	—	(3,194)	(3,175)
Balance, end of period	$(252)	$(252)	$242

At December 31, 2014 and 2013, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.0 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

Summarized balance sheets of AMSO, LLC are as follows:

December 31 (in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$1,052	$483
Restricted cash and cash equivalents	47	400
Other current assets	119	141
Equipment, net	242	36
Other assets	861	—
TOTAL ASSETS	$2,321	$1,060
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$1,324	$1,024
Other liabilities	861	644
Members’ interests	136	(608)
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$2,321	$1,060

Summarized statements of operations of AMSO, LLC are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
REVENUES	$—	$—	$—
OPERATING EXPENSES:
General and administrative	456	566	507
Research and development	7,755	8,601	8,563
TOTAL OPERATING EXPENSES	8,211	9,167	9,070
Loss from operations	(8,211)	(9,167)	(9,070)
Other income	—	41	—
NET LOSS	$(8,211)	$(9,126)	$(9,070)

Note 6—Property and Equipment

December 31 (in thousands)	2014	2013
Computer software and development	$1,038	$516
Computers and computer hardware	259	264
Laboratory and drilling equipment	1,195	411
Office equipment and other	365	228
	2,857	1,419
Less accumulated depreciation	(955)	(858)
Property and equipment, net	$1,902	$561

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. On April 30, 2014, the Loan Agreement was modified to extend the maturity date from April 30, 2014 to April 30, 2015. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At December 31, 2014 and 2013, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at December 31, 2014 and 2013, letters of credit of $7.6 million and $5.7 million, respectively, were outstanding.

Note 8—Income Taxes

The components of (loss) income before income taxes are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Domestic	$(14,900)	$9,467	$10,544
Foreign	(12,412)	(12,053)	(10,149)
(LOSS) INCOME BEFORE INCOME TAXES	$(27,312)	$(2,586)	$395

Significant components of the Company’s deferred income tax assets consist of the following:

December 31 (in thousands)	2014	2013
Deferred income tax assets:
Bad debt reserve	$93	$381
Accrued expenses	2,940	3,454
State taxes	78	56
Charitable contributions	330	219
Net operating loss	17,473	9,534
Stock options and restricted stock	6,163	2,793
Depreciation	2,089	1,056
Total deferred income tax assets	29,166	17,493
Valuation allowance	(27,703)	(16,653)
DEFERRED INCOME TAX ASSETS, NET	$1,463	$840

The Company has initiated a tax strategy that enables the Company to deduct losses from its foreign subsidiaries against its profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of Genie Retail Energy in 2012, and the Company’s current projections, the Company concluded that it no longer met the criteria of more likely than not in order to utilize its deferred federal income tax assets in the foreseeable future. Accordingly, in 2012, the Company recorded a valuation allowance against its deferred federal income tax assets and only the state portion of Genie Retail Energy deferred tax assets are reflected.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$—	$1,112	$—
State and local	730	1,891	(1,312)
Foreign	(12)	(7)	—
	718	2,996	(1,312)
Deferred:
Federal	68	—	3,773
State and local	(691)	(241)	469
Foreign	—	—	—
	(623)	(241)	4,242
PROVISION FOR INCOME TAXES	$95	$2,755	$2,930

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
U.S. federal income tax at statutory rate	$(9,559)	$(904)	$138
Valuation allowance	9,564	2,447	4,711
Foreign tax rate differential	22	48	41
Other	115	66	4
State and local income tax, net of federal benefit	(47)	1,098	(1,964)
PROVISION FOR INCOME TAXES	$95	$2,755	$2,930

At December 31, 2014, the Company had U.S. federal and state net operating loss carry-forwards of approximately $23.3 million and $56.2 million, respectively. These carry-forward losses are available to offset future U.S. federal and state taxable income. The federal net operating loss carry-forwards will start to expire in 2032, with the year ended December 31, 2014’s loss expiring in 2035. The state net operating loss carry-forwards will start to expire in 2028, with the year ended December 31, 2014’s loss expiring in 2035.

At December 31, 2014, the Company had foreign net operating loss carry-forwards of approximately $42.3 million, of which $32.3 million will not expire. This carry-forward loss is available to offset future foreign taxable income.

The change in the valuation allowance for deferred income taxes was as follows:

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2014
Reserves for valuation allowances deducted from deferred income taxes, net	$16,653	$11,050	$—	$27,703
Year ended December 31, 2013
Reserves for valuation allowances deducted from deferred income taxes, net	$11,861	$4,792	$—	$16,653
Year ended December 31, 2012
Reserves for valuation allowances deducted from deferred income taxes, net	$6,523	$5,338	$—	$11,861

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
(in thousands)	2014	2013	2012
Balance at beginning of period	$542	$223	$2,507
Additions based on tax positions related to the current period	209	—	89
Additions for tax positions of prior periods	9	319	—
Reductions for tax positions of prior periods	—	—	—
Settlements	—	—	(2,373)
Lapses of statutes of limitations	(217)	—	—
Balance at end of period	$543	$542	$223

All of the unrecognized income tax benefits at December 31, 2014 and 2013 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

In the years ended December 31, 2014, 2013 and 2012, the Company recorded interest on income taxes of $0.1 million, nil and nil, respectively. As of December 31, 2014 and 2013, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2010 to calendar 2014, state and local tax returns generally for fiscal 2009 to calendar 2014 and foreign tax returns generally for fiscal 2009 to calendar 2014.

Note 9—Equity

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Except as required by law or under the terms of the Series 2012-A Preferred Stock (the “Preferred Stock”), the holders of Class A and Class B common stock and the Preferred Stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

Series 2012-A Preferred Stock

Each share of Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of the Company’s retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses). During any period when the Company has failed to pay a dividend on the Preferred Stock and until all unpaid dividends have been paid in full, the Company is prohibited from paying dividends or distributions on the Company’s Class B or Class A common stock.

The Preferred Stock is redeemable, in whole or in part, at the option of the Company following October 11, 2017 at 101% of the Liquidation Preference plus accrued and unpaid dividends, and 100% of the Liquidation Preference plus accrued and unpaid dividends following October 11, 2018.

The Base Dividend is payable (if declared by the Company’s Board of Directors, and accrued, if not declared) quarterly on each February 15, May 15, August 15 and November 15, and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it will be paid to holders of Preferred Stock with the May dividend. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Preferred Stock is equal in rank to all other equity securities the Company issues, the terms of which specifically provide that such equity securities rank on a parity with the Preferred Stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up; senior to the Company’s common stock; and junior to all of the Company’s existing and future indebtedness.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each share of Preferred Stock has the same voting rights as a share of Class B common stock, except on certain matters that only impact the Company’s common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

Dividend Payments

In the year ended December 31, 2012, the Company paid aggregate cash dividends of $0.183 per share on its Class A common stock and Class B common stock, equal to $4.2 million in total dividends paid. No dividends were declared or paid on the Company’s Class A common stock and Class B common stock in the year ended December 31, 2013. In the year ended December 31, 2014, the Company paid aggregate cash dividends of $0.06 per share on its Class A common stock and Class B common stock, equal to $1.5 million in total dividends paid. On March 10, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A and Class B common stock for the fourth quarter of 2014. The dividend will be paid on or about March 31, 2015 to stockholders of record as of the close of business on March 23, 2015, equal to $1.5 million in total dividends.

In the year ended December 31, 2013, the Company paid aggregate cash dividends of $0.6099 per share on its Preferred Stock, equal to $1.1 million in total dividends paid. In the year ended December 31, 2014, the Company paid aggregate cash dividends of $0.6376 per share on its Preferred Stock, equal to $1.4 million in total dividends paid.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the year ended December 31, 2014, the Company repurchased 103,331 shares of Class B common stock under this program for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the year ended December 31, 2013. At December 31, 2014, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas, the Company’s Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, (a) options to purchase 3.0 million shares of the Company’s Class B common stock previously granted to Mr. Jonas, with an exercise price of $10.30 per share were cancelled, (b) the term of the existing employment agreement between the Company and Mr. Jonas was extended for an additional one year period, expiring on December 31, 2019, and (c) Mr. Jonas committed to purchase an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). The 3.6 million Class B shares are subject to repurchase by the Company at $6.82 per share upon certain terminations of Mr. Jonas’ employment by the Company, and such repurchase right lapses as to 0.6 million shares on each of July 30, 2014 and December 31, 2014 through 2018. On July 30, 2014 and August 4, 2014, the Company sold an aggregate of 3.6 million shares of the Company’s Class B common stock to Mr. Jonas for an aggregate purchase price of $24.6 million. The Company accounted for the change in the equity arrangements with Mr. Jonas as a modification, with an incremental value of nil. Accordingly, the unrecognized compensation cost as of July 30, 2014 of $17.0 million will be recognized on a straight-line basis over the modified vesting period. The estimated total value of the options on the date of the grant was $19.3 million.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Equity of Subsidiaries

Per the terms of his employment agreement, Dr. Harold Vinegar, Chief Scientist of the Company (“Vinegar”), has an option to purchase, at fair value, up to 10% of the GOGAS ventures in which he is a key contributor:

●	In November 2008, Vinegar purchased a 10% interest in IEI.

●	In October 2013, Vinegar purchased a 9.5% interest in Afek.

●	In November 2013, Vinegar purchased a 9.8% interest in Genie Mongolia.

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

In connection with the sale by GOGAS in November 2010 of a 5.0% equity interest to an entity affiliated with Lord (Jacob) Rothschild for $10.0 million, the entity affiliated with Lord Rothschild has a one-time option through November 12, 2017 to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties. The number of shares issuable in such an exchange is not currently determinable.

Note 10— Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2011 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The plan is administered by the Compensation Committee of the Company’s Board of Directors. At December 31, 2014, the Company had 1.14 million shares of Class B common stock reserved for award under its 2011 Stock Option and Incentive Plan and 8,700 shares were available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non- vested Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2013	265	$9.74
Granted	68	9.58
Vested	(260)	9.68
Forfeited	—	—
NON-VESTED SHARES AT DECEMBER 31, 2014	73	$9.83

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, there was $12.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, including $11.3 million relating to the shares purchased by Howard S. Jonas (see Note 9). The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. The total grant date fair value of shares vested in the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $3.3 million and $3.0 million, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $6.6 million, including $5.7 million relating to the shares purchased by Howard S. Jonas (see Note 9), $2.0 million and $2.1 million in the years ended December 31, 2014, 2013, and 2012, respectively.

Effective December 12, 2013, the Company issued 63,917 restricted shares of its Class B common stock to the President of the Company. The restricted shares vest in three years beginning in January 2014. The fair value of the restricted shares on the date of the grant was $0.7 million, which is being recognized on a straight-line basis over the vesting period.

Effective January 6, 2014, the Company issued 29,126 restricted shares of its Class B common stock to Michael Stein, Executive Vice President of the Company, and son-in-law of Howard Jonas, the Chairman of the Company’s Board of Directors and Chief Executive Officer of the Company. The restricted shares vest in three equal annual installments commencing on January 5, 2015. The fair value of the restricted shares on the date of the grant was $0.3 million, which will be recognized on a straight-line basis over the vesting period.

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

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in the years ended December 31, 2014 or 2012.

Year ended December 31, 2013

ASSUMPTIONS
Average risk-free interest rate	2.07%
Expected dividend yield	—
Expected volatility	65.6%
Expected term	6.5 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,443	$9.86	7.8	$1,489
Granted	—	—
Exercised	(4)	6.85
Cancelled / Forfeited	(3,001)	10.30
OUTSTANDING AT DECEMBER 31, 2014	438	$6.85	6.3	$—
EXERCISABLE AT DECEMBER 31, 2014	296	$6.85	6.0	$—

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas. Pursuant to these agreements, among other things, options to purchase 3.0 million shares of the Company’s Class B common stock previously granted to Mr. Jonas were cancelled (see Note 9).

The weighted-average grant date fair value of options granted by the Company during the year ended December 31, 2013 was $6.42. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $12,000, $29,000 and $2,000, respectively. As of December 31, 2014, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years. The Company recognized compensation cost related to the vesting of the options of $2.5 million, $0.4 million and $0.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Stock Options

In June 2011, GOGAS issued a stock option that is exercisable until April 9, 2015 at an exercise price of $5.0 million. At December 31, 2014 and 2013, the estimated fair value of the GOGAS stock option was nil.

Grants of Equity of Subsidiaries

On March 28, 2012, the Compensation Committee of the Company’s Board of Directors approved the grant of equity interests in certain subsidiaries of the Company to Howard Jonas. The Compensation Committee approved the following grants to Mr. Jonas: (1) deferred stock units for shares of common stock of IDT Energy representing 2.5% of the equity in IDT Energy on a fully diluted basis, (2) ordinary shares of IEI representing 0.25% of the equity in IEI on a fully diluted basis, (3) ordinary shares of Afek representing 0.30% of the equity in Afek on a fully diluted basis, and (4) shares representing 0.25% of the equity in Genie Mongolia. In addition, the Compensation Committee approved grants of interests representing 1.13% of the equity in IDT Energy, 1.4% of the equity in IEI, 1.4% of the equity in Afek and 2.2% of the equity in Genie Mongolia to certain of the Company’s officers and employees. In May 2013, the Company granted 1.0% of the equity in IEI to certain employees of the Company. On November 4, 2013, the Company’s Board of Directors approved the grant of 1.0% of the equity in Genie Mongolia to Michael Jonas, Executive Vice President of the Company, and the executive managing the Company’s business in Mongolia. Michael Jonas is also the son of Howard Jonas. The fair value of these grants of equity interests on the date of the grant was estimated to be $5.4 million, which will be recognized over the vesting periods that ends at various dates through July 2017. The fair value of the equity interests granted was estimated based on discounted cash flows of the subsidiaries that granted the equity awards, as well as other valuation techniques, as applicable. The unrecognized compensation cost relating to these grants of equity interests at December 31, 2014 was $0.9 million, which is expected to be recognized over a weighted-average period of 0.6 years. The Company recognized compensation cost related to the vesting of these equity interests of $1.6 million, $1.8 million and $0.9 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The Company elected to exchange vested deferred stock units of IDT Energy previously granted to employees and directors of the Company for shares of the Company’s Class B common stock upon the vesting of the deferred stock units based on the relative fair value of the shares exchanged. Accordingly, in August 2014 and 2013, the Company issued 137,738 and 133,758 shares of the Company’s Class B common stock in exchange for 23.6 and 23.6 vested deferred stock units of IDT Energy, respectively.

Note 11—Variable Interest Entities

In 2011, an employee of IDT, until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used its network of door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that since the acquisition of the interest in CCE, DAD and Tari, it had the power to direct the activities of these entities that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its Genie Retail Energy segment. The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

Net income (loss) amounts related to CCE, DAD and Tari and aggregate net funding (provided by) repaid to the Company to CCE, DAD and Tari in order to finance their operations were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Net income (loss):
CCE	$763	$2,080	$1,857
DAD	(104)	(67)	(327)
Tari	(31)	52	161
Aggregate funding (provided by) repaid to the Company, net	(321)	4,118	738

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized consolidated balance sheet amounts related to CCE, DAD and Tari are as follows:

December 31 (in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$77	$434
Restricted cash	20	537
Trade accounts receivable	1,873	2,459
Prepaid expenses	480	364
Other current assets	178	353
Other assets	459	449
TOTAL ASSETS	$3,087	$4,596
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$480	$2,937
Due to IDT Energy	1,285	964
Noncontrolling interests	1,322	695
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$3,087	$4,596

The assets of CCE, DAD and Tari may only be used to settle obligations of CCE, DAD and Tari, and may not be used for other consolidated entities. The liabilities of CCE, DAD and Tari are non-recourse to the general credit of the Company’s other consolidated entities.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized loss on available- for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)	Location of (Gain) Loss Recognized
Balance at December 31, 2011	—	(137)	(137)
Other comprehensive (loss) income attributable to Genie	(15)	422	407
Balance at December 31, 2012	(15)	285	270
Other comprehensive (loss) income before reclassifications	(55)	460	405
Amounts reclassified from accumulated other comprehensive income	70	—	70	Interest income
Net other comprehensive income	15	460	475
Balance at December 31, 2013	—	745	745
Other comprehensive loss attributable to Genie	—	(735)	(735)
BALANCE AT DECEMBER 31, 2014	$—	$10	$10

Note 13— Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. The parties are now awaiting a decision from the Court. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

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

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. The named plaintiff filed opposition papers to IDT Energy’s motion to dismiss on March 13, 2015, and IDT Energy’s reply is due on March 31, 2015. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. On November 6, 2014, the Court denied IDT Energy’s motion to dismiss the complaint. The parties are currently engaged in discovery. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action. However, because the outcome of this matter is uncertain, the Company is unable to make an assessment of the final result and its impact on the Company.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct a ten-well exploratory drilling program. That issuance was subsequently challenged by the Israel Union for Environmental Defense and some local residents. On October 20, 2014, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations of any kind or carrying out work of any kind that changes the surface of the ground within the boundaries of the area defined in the drilling permit until the Court rules on the petitions. In December 2014, the Supreme Court of Israel rejected petitions challenging the exploratory drilling permits issued to Afek, and the Court lifted its injunction on Afek’s exploratory program in the Golan Heights of Northern Israel.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 14—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $7.2 million at December 31, 2014.

Renewable Energy Credits

At December 31, 2014, Genie Retail Energy had commitments to purchase renewable energy credits of $24.9 million.

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

Letters of Credit

At December 31, 2014, the Company had letters of credit outstanding totaling $7.6 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at December 31, 2014 expire as follows: $5.6 million in the year ending December 31, 2015 and $2.0 million in the year ending December 31, 2016.

Performance Bonds

Genie Retail Energy has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2014, Genie Retail Energy had aggregate performance bonds of $12.7 million outstanding.

Lease Commitments

The future minimum payments for operating leases as of December 31, 2014 are as follows:

(in thousands)
Year ending December 31:
2015	$266
2016	201
2017	111
2018	—
2019	—
Thereafter	—
Total payments	$578

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under operating leases was $0.8 million, $0.6 million and $0.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Other Contingencies

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is June 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2014, the Company was in compliance with such covenants. As of December 31, 2014, restricted cash—short-term of $0.5 million and trade accounts receivable of $29.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million as of December 31, 2014.

Note 15—Related Party Transactions

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

IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The charges for these services are included in “Selling, general and administrative” expense. In addition, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The charges for these services reduce the Company’s “Selling, general and administrative” expense. The amounts IDT charged the Company, and the amounts the Company charged IDT, were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012

Amount IDT charged the Company	$3,447	$3,348	$3,775
Amount the Company charged IDT	530	285	129

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

The Company had notes receivable outstanding from employees aggregating $1.0 million and $0.9 million at December 31, 2014 and 2013, respectively, which are included in “Other assets” in the accompanying consolidated balance sheet.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company (including payments from third party brokers) in the aggregate amounts of $13,912, $11,074 and $9,527 in the years ended December 31, 2014, 2013 and 2012, respectively, which fees and commissions inured to the benefit of Mr. Mason, and (2) the total payments made by the Company to IGM for various insurance policies were $140,374, $124,149 and $106,812 in the years ended December 31, 2014, 2013 and 2012, respectively. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of Genie Retail Energy and 92% of GOGAS. The Company has two reportable business segments: Genie Retail Energy and Genie Oil and Gas. Genie Retail Energy operates REPs, including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. Genie Oil and Gas is an oil and gas exploration company. The Genie Oil and Gas segment’s early stage projects include (1) an 88.5% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, (2) an 89.9% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, (3) AMSO, which holds and manages a 43.1% interest in AMSO, LLC, an oil shale development project in Colorado, and (4) an 87.9% interest in IEI, an oil shale development project in Israel. IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.4% of the equity of IDT Energy. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expense. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Year ended December 31, 2014
Revenues	$275,031	$—	$—	$275,031
Income (loss) from operations	3,516	(13,773)	(15,353)	(25,610)
Depreciation	24	107	1	132
Research and development	—	12,509	—	12,509
Goodwill impairment	3,562	—	—	3,562
Equity in the net loss of AMSO, LLC	—	—	—	—
Year ended December 31, 2013
Revenues	$279,174	$—	$—	$279,174
Income (loss) from operations	25,696	(15,955)	(9,115)	626
Depreciation	15	94	1	110
Research and development	—	11,389	—	11,389
Goodwill impairment	—	—	—	—
Equity in the net loss of AMSO, LLC	—	3,194	—	3,194
Year ended December 31, 2012
Revenues	$229,459	$—	$—	$229,459
Income (loss) from operations	24,972	(14,038)	(7,887)	3,047
Depreciation	40	83	1	124
Research and development	—	9,365	—	9,365
Goodwill impairment	—	—	—	—
Equity in the net loss of AMSO, LLC	—	3,175	—	3,175

There were no revenues from customers located outside of the United States in all periods presented.

Total assets for the business segments of the Company were as follows:

(in thousands)	IDT Energy	Genie Oil and Gas	Corporate	Total
Total assets:
December 31, 2014	$78,254	$55,142	$19,532	$152,928
December 31, 2013	76,691	42,193	39,959	158,843
December 31, 2012	65,377	36,561	48,368	150,306

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel, were as follows:

(in thousands)	United States	Foreign Countries	Total
December 31, 2014
Long-lived assets, net	$834	$1,230	$2,064
Total assets	143,897	9,031	152,928
December 31, 2013
Long-lived assets, net	$352	$377	$729
Total assets	150,315	8,528	158,843
December 31, 2012
Long-lived assets, net	$71	$346	$417
Total assets	142,694	7,612	150,306

Note 17—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in 2014 and 2013:

Quarter Ended (in thousands,		Direct cost of	(Loss) income from	Net (loss)	Net (loss) income attributable to Genie	(Loss) earnings per common share
except per share data)	Revenues	revenues	operations	income	Energy Ltd.	Basic	Diluted
2014:
December 31 (1)	$49,687	$36,924	$(10,666)	$(10,428)	$(10,436)	$(0.50)	$(0.50)
September 30	46,186	28,359	(4,107)	(4,825)	(4,395)	(0.22)	(0.22)
June 30	48,810	37,359	(4,344)	(5,007)	(4,871)	(0.24)	(0.24)
March 31 (2)	130,348	120,452	(6,493)	(7,147)	(6,784)	(0.33)	(0.33)
TOTAL	$275,031	$223,094	$(25,610)	$(27,407)	$(26,486)	$(1.31)	$(1.31)
2013:
December 31	$67,071	$50,237	$(386)	$(1,118)	$(483)	$(0.04)	$(0.04)
September 30	71,638	51,699	3,948	2,042	1,991	0.09	0.08
June 30	55,134	45,168	(5,569)	(6,168)	(5,901)	(0.32)	(0.32)
March 31 (3)	85,331	66,312	2,633	(97)	(1,510)	(0.09)	(0.09)
TOTAL	$279,174	$213,416	$626	$(5,341)	$(5,903)	$(0.36)	$(0.36)

(1)	In the fourth quarter of 2014, loss from operations includes goodwill impairment of $3.6 million and gain on adjustment to estimated contingent payments of $0.2 million.

(2)	Unusually cold weather in the first quarter of 2014 that affected the overall demand for electricity and natural gas for heat caused a significant increase in revenues and direct cost of revenues in the first quarter of 2014 compared to the same period in 2013. The winter’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where Genie Retail Energy and other retail providers purchase their supply.

(3)	In the fourth quarter of 2012, there were certain errors at Genie Retail Energy impacting revenue recognized and the related receivable balances, sales tax refund receivable and a gross receipt tax accrual. The Company corrected these errors in the first quarter of 2013, although the corrections should have been recorded in the fourth quarter of 2012. The impact of these items would have decreased the net income in 2012 and correspondingly increased the net income in 2013, by $1.7 million. The Company’s management assessed the impact of such errors on the financial statements and determined that the errors in 2012 and the related corrections in 2013 did not have a material impact on the Company’s financial statements for 2012 and 2013 and for each of the quarters within those years. Therefore, the Company’s management determined that no restatement of prior filings was necessary.

