Form 10-Q
period 2015-03-31
Genie Energy Ltd.
filed 2015-05-11
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 5, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	22,995,735 shares outstanding (excluding 197,441 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$56,023	$71,895
Restricted cash—short-term	11,620	10,609
Certificates of deposit	4,677	4,669
Trade accounts receivable, net of allowance for doubtful accounts of $233 and $227 at March 31, 2015 and December 31, 2014, respectively	39,536	31,427
Inventory	8,521	11,166
Prepaid expenses	8,361	5,713
Deferred income tax assets, net	1,463	1,463
Other current assets	7,711	5,430
Total current assets	137,912	142,372
Property and equipment, net	1,778	1,902
Capitalized exploration costs—unproved oil and gas property	4,308	—
Goodwill	3,663	3,663
Restricted cash—long-term	1,385	1,023
Other assets	4,562	3,968
Total assets	$153,608	$152,928
Liabilities and equity
Current liabilities:
Trade accounts payable	$15,026	$14,881
Accrued expenses	14,259	10,913
Advances from customers	135	403
Income taxes payable	602	543
Due to IDT Corporation	136	542
Energy hedging contracts	4,977	4,003
Other current liabilities	816	797
Total current liabilities	35,951	32,082
Other liabilities	1,528	1,503
Total liabilities	37,479	33,585

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2015 and December 31, 2014	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2015 and December 31, 2014	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,186 and 23,178 shares issued and 22,989 and 22,984 shares outstanding at March 31, 2015 and December 31, 2014, respectively	232	232
Additional paid-in capital	115,460	114,322
Treasury stock, at cost, consisting of 197 shares and 194 shares of Class B common stock at March 31, 2015 and December 31, 2014, respectively	(1,565)	(1,543)
Accumulated other comprehensive (loss) income	(52)	10
Accumulated deficit	(11,613)	(7,759)
Total Genie Energy Ltd. stockholders’ equity	122,221	125,021
Noncontrolling interests:
Noncontrolling interests	(5,092)	(4,678)
Receivable for issuance of equity	(1,000)	(1,000)
Total noncontrolling interests	(6,092)	(5,678)
Total equity	116,129	119,343
Total liabilities and equity	$153,608	$152,928

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues:
Electricity	$47,336	$95,782
Natural gas	26,164	34,213
Other	929	353
Total revenues	74,429	130,348
Direct cost of revenues	57,229	120,452
Gross profit	17,200	9,896

Operating expenses:
Selling, general and administrative (i)	16,639	14,289
Research and development	703	1,187
Exploration	1,573	913
Loss from operations	(1,715)	(6,493)
Interest income	99	93
Financing fees	(734)	(945)
Other income, net	11	17
Loss before income taxes	(2,339)	(7,328)
(Provision for) benefit from income taxes	(91)	181
Net loss	(2,430)	(7,147)
Net loss attributable to noncontrolling interests	420	363
Net loss attributable to Genie Energy Ltd.	(2,010)	(6,784)
Dividends on preferred stock	(370)	(306)
Net loss attributable to Genie Energy Ltd. common stockholders.	$(2,380)	$(7,090)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders	$(0.11)	$(0.33)

Weighted-average number of shares used in calculation of basic and diluted loss per share	22,107	21,170

Dividends declared per common share	$0.06	$—

(i) Stock-based compensation included in selling, general and administrative expense	$1,237	$1,839

See accompanying notes to consolidated financial statements.

4

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(2,430)	$(7,147)
Other comprehensive loss:
Foreign currency translation adjustments	(56)	(30)
Comprehensive loss	(2,486)	(7,177)
Comprehensive loss attributable to noncontrolling interests	414	361
Comprehensive loss attributable to Genie Energy Ltd.	$(2,072)	$(6,816)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(2,430)	$(7,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	29
Provision for doubtful accounts receivable	8	—
Stock-based compensation	1,237	1,839
Change in assets and liabilities:
Restricted cash	(1,373)	3,450
Trade accounts receivable	(8,117)	(33,446)
Inventory	2,646	2,693
Prepaid expenses	(2,648)	(1,028)
Other current assets and other assets	(2,603)	(471)
Trade accounts payable, accrued expenses and other current liabilities	4,507	7,620
Advances from customers	(268)	(859)
Due to IDT Corporation	(407)	(309)
Income taxes payable	58	(2,089)
Net cash used in operating activities	(9,286)	(29,718)
Investing activities
Capital expenditures	(289)	(114)
Investments in capitalized exploration costs—unproved oil and gas property	(4,308)	—
Payment for acquisitions	(63)	—
Proceeds from maturities of certificates of deposit	—	2,600
Net cash (used in) provided by investing activities	(4,660)	2,486
Financing activities
Dividends paid	(1,840)	(306)
Proceeds from exercise of stock options	—	23
Repurchases of Class B common stock from employees	(22)	—
Net cash used in financing activities	(1,862)	(283)
Effect of exchange rate changes on cash and cash equivalents	(64)	(19)

Net decrease in cash and cash equivalents	(15,872)	(27,534)
Cash and cash equivalents at beginning of period	71,895	73,885
Cash and cash equivalents at end of period	$56,023	$46,351

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”) and Residents Energy, Inc. (“Residents Energy”), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 88.1% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, and

●	early stage projects including (1) an 89.8% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, (2) American Shale Oil Corporation (“AMSO”), which holds and manages a 42.8% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado, and (3) an 87.4% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel.

On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE to certain of the Company’s officers and employees. Howard S. Jonas, the Company’s Chairman and Chief Executive Officer, was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, the Company’s Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, the Company’s Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and the other employees were granted deferred stock units representing 0.6% of the outstanding equity in GRE. The deferred stock units will be granted on or about July 23, 2015, and shall vest in equal amounts on the first, second and third anniversaries of the date of grant.

IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.2% of the equity of IDT Energy.

In the consolidated statement of operations, $0.9 million of expense relating to Afek’s oil and gas activities previously included in “Research and development expense” in the three months ended March 31, 2014 were reclassified to “Exploration expense” to conform to the current year’s presentation.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 59% and 49% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2014 and 2013, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 20% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2014 and 2013, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. The Company’s revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2015
Assets:
Derivative contracts	$1,017	$3,603	$—	$4,620
Liabilities:
Derivative contracts	$297	$4,680	$—	$4,977
December 31, 2014
Assets:
Derivative contracts	$1,001	$1,376	$—	$2,377
Liabilities:
Derivative contracts	$440	$3,563	$—	$4,003

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity put and call options and swaps. The underlying asset in the Company’s put and call options is a forward contract. The Company’s swaps are agreements whereby a floating (or market or spot) price is exchanged for a fixed price over a specified period. The Company’s derivatives were classified as Level 1, Level 2 or Level 3. The Level 1 derivatives were valued using quoted prices in active markets for identical contracts. The Level 2 derivatives were valued using observable inputs based on quoted market prices in active markets for similar contracts. The fair value of the Level 3 derivatives was based on the value of the underlying contracts, estimated in conjunction with the counterparty and could not be corroborated by the market.

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 8, 2015, the option was exercised. At March 31, 2015 and December 31, 2014, the fair value of the GOGAS stock option was nil.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014. There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014. There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.

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

Restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At March 31, 2015 and December 31, 2014, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At March 31, 2015 and December 31, 2014, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At March 31, 2015 and December 31, 2014, other assets included an aggregate of $1.5 million in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair value of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2015 and December 31, 2014, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options as of March 31, 2015 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	May 2015	16,000 MWh
Electricity	June 2015	38,720 MWh
Electricity	July 2015	340,400 MWh
Electricity	August 2015	310,800 MWh
Electricity	October 2015	52,800 MWh
Electricity	November 2015	48,000 MWh
Electricity	December 2015	132,000 MWh
Electricity	January 2016	176,000 MWh
Electricity	February 2016	184,800 MWh
Natural gas	May 2015	1,000,000 Dth
Natural gas	July 2015	3,645,000 Dth
Natural gas	August 2015	530,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	155,000 Dth
Natural gas	January 2016	2,342,500 Dth
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$4,620	$2,377

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$4,977	$4,003

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2015	2014
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(957)	$(35)

Note 4—Afek Oil and Gas Exploration Activities

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

In early 2014, Afek submitted a permit application to the Planning and Construction Committee, North District, to conduct a ten-well exploration drilling program to further characterize the resource in its license area. In July 2014, the Israeli Planning and Construction Committee, North District voted to approve the ten-well exploratory drilling program, and subsequently issued the requisite permits. In October 2014, the High Court of Justice in Israel issued an interim order to halt Afek’s drilling program until it could rule on a petition filed by the Israel Union for Environmental Defense and some local residents challenging the issuance of the drilling permit. In December 2014, the Court ruled against the petitioners, and lifted its interim order.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. The results to date correlate with pre-drilling models, and, while non-conclusive, indicate the presence of hydrocarbons. A definitive determination as to the nature of the resource, its volume, and commercial potential will require further analysis, additional core sampling and the drilling of additional wells. In April 2015, Afek started preparations for a second exploratory well.

The Company accounts for Afek’s oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred.

At March 31, 2015, capitalized exploratory well costs of unproved properties were $4.3 million. In the three months ended March 31, 2015 and 2014, the Company recognized exploration expense of $1.6 million and $0.9 million, respectively.

Note 5—Investment in American Shale Oil, LLC

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A. (“Total”). All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to proportional adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of March 31, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $80.0 million. AMSO’s allocated share of the net loss of AMSO, LLC was nil in the three months ended March 31, 2015 and 2014.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through March 2015, Total funded an aggregate of $3.8 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.8% and Total’s ownership interest increased to 57.2%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.0% and Total’s share increased to 70.0%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$(252)	$(252)
Capital contributions	—	—
Equity in the net loss of AMSO, LLC	—	—
Balance, end of period	$(252)	$(252)

At March 31, 2015 and at December 31, 2014, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At March 31, 2015, the Company’s maximum exposure to additional loss because of its required investment in AMSO, LLC was $0.5 million, based on AMSO, LLC’s proposed budget for the remainder of 2015. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at March 31, 2015 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the proposed budget for the remainder of 2015	$761
Less: liability for equity loss in AMSO, LLC at March 31, 2015	(252)
Maximum exposure to additional loss	$509

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating expenses:
General and administrative	$119	$123
Research and development	1,462	1,512
Total operating expenses	1,581	1,635
Loss from operations and net loss	$(1,581)	$(1,635)

Note 6—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2015
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2014	$125,021	$(5,678)	$119,343
Dividends on preferred stock	(370)	—	(370)
Dividends declared on common stock ($0.06 per share)	(1,474)	—	(1,474)
Restricted Class B common stock purchased from employees	(22)	—	(22)
Stock-based compensation	1,138	—	1,138
Comprehensive loss:
Net loss	(2,010)	(420)	(2,430)
Foreign currency translation adjustments	(62)	6	(56)
Comprehensive loss	(2,072)	(414)	(2,486)
Balance, March 31, 2015	$122,221	$(6,092)	$116,129

Dividend Payments

On February 15, 2015, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2014. On April 16, 2015, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2015. The dividend will be paid on or about May 15, 2015 to stockholders of record as of the close of business on May 6, 2015. The aggregate dividends declared on the Preferred Stock in the three months ended March 31, 2015 and 2014 were $0.4 million and $0.3 million, respectively, and the aggregate dividends paid in the three months ended March 31, 2015 and 2014 were $0.4 million and $0.3 million, respectively.

On March 31, 2015, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the fourth quarter of 2014 in the aggregate amount of $1.5 million. No dividend was paid on the Company’s Class A common stock and Class B common stock in the three months ended March 31, 2014. In May 2015, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the first quarter of 2015. The dividend will be paid on or about May 22, 2015 to stockholders of record as of the close of business on May 15, 2015.

Stock-Based Compensation

On May 5, 2015, the Company’s stockholders approved an amendment and restatement to the Company’s 2011 Stock Option and Incentive Plan that increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 180,000 shares. At May 7, 2015, the Company had 1.3 million shares of Class B common stock reserved for award under its 2011 Stock Option and Incentive Plan and 0.2 million shares were available for future grants.

On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE to certain of the Company’s officers and employees. Howard S. Jonas, the Company’s Chairman and Chief Executive Officer, was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, the Company’s Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, the Company’s Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and the other employees were granted deferred stock units representing 0.6% of the outstanding equity in GRE. The deferred stock units will be granted on or about July 23, 2015, and shall vest in equal amounts on the first, second and third anniversaries of the date of grant.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2015 and 2014. At March 31, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

Variable Interest Entities

In 2011, an employee of IDT Corporation (“IDT”) until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”) is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used a network of independent door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that since the acquisition of the interest in CCE, DAD and Tari, it had the power to direct the activities of these entities that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its GRE segment. The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

Net income (loss) amounts related to CCE, DAD and Tari and aggregate net funding repaid to (provided by) the Company to CCE, DAD and Tari in order to finance their operations were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income (loss):
CCE	$26	$(20)
DAD	$(130)	$(7)
Tari	$—	$(13)
Aggregate funding repaid to (provided by) the Company, net	$313	$(197)

Summarized combined balance sheet amounts related to CCE, DAD and Tari are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets
Cash and cash equivalents	$1	$77
Restricted cash	100	20
Trade accounts receivable	1,761	1,873
Prepaid expenses	392	480
Other current assets	58	178
Other assets	459	459
Total assets	$2,771	$3,087
Liabilities and noncontrolling interests
Current liabilities	$581	$480
Due to IDT Energy	972	1,285
Noncontrolling interests	1,218	1,322
Total liabilities and noncontrolling interests	$2,771	$3,087

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

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	March 31,
	2015	2014
	(in thousands)
Stock options	436	3,440
Non-vested restricted Class B common stock	2,453	156
Shares excluded from the calculation of diluted earnings per share	2,889	3,596

The diluted loss per share equals basic loss per share in the three months ended March 31, 2015 and 2014 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 8—Related Party Transactions

The Company was formerly a subsidiary of IDT. On October 28, 2011, the Company was spun-off by IDT (the “Spin-Off”). The Company entered into various agreements with IDT prior to the Spin-Off including a Transition Services Agreement, which provides for certain services to be performed by the Company and IDT.

Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The charges for these services are included in “Selling, general and administrative” expense in the consolidated statements of operations. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The charges for these services reduce the Company’s “Selling, general and administrative” expenses.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amount IDT charged the Company	$620	$779
Amount the Company charged IDT	$139	$139

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, GOGAS and Afek. GRE operates REPs including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of early stage oil shale projects including (1) an 89.8% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, (2) AMSO, which holds and manages a 42.8% interest in AMSO, LLC, an oil shale development project in Colorado, and (3) an 87.4% interest in IEI, an oil shale development project in Israel. The Company has an 88.1% interest in Afek, which operates an oil and gas exploration project in the southern portion of the Golan Heights in Northern Israel. On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE representing 3.9% of the outstanding equity in GRE (see Note 1). IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.2% of the equity of IDT Energy. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Afek was included in the GOGAS segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GOGAS	Afek	Corporate	Total
Three Months Ended March 31, 2015
Revenues	$74,429	$—	$—	$—	$74,429
Income (loss) from operations	3,505	(904)	(1,799)	(2,517)	(1,715)
Research and development	—	651	52	—	703
Exploration	—	—	1,573	—	1,573

Three Months Ended March 31, 2014
Revenues	$130,348	$—	$—	$—	$130,348
Loss from operations	(909)	(1,520)	(917)	(3,147)	(6,493)
Research and development	—	1,187	—	—	1,187
Exploration	—	—	913	—	913

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GOGAS	Afek	Corporate	Total
Total assets:
March 31, 2015	$83,245	$41,937	$10,424	$18,002	$153,608

December 31, 2014	$78,254	$48,899	$6,243	$19,532	$152,928

Note 10—Commitments and Contingencies

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

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission. In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania Public Utility Commission’s regulations. IDT Energy is continuing to defend against the action. A litigation schedule has been established for the proceeding, and a final decision on the matter is not expected until early 2016. IDT Energy denies that there is any merit to the action brought by the OCA and AG.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. The named plaintiff filed opposition papers to IDT Energy’s motion to dismiss on March 13, 2015, and on April 10, 2015, IDT Energy filed its reply in further support of its motion to dismiss. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action.

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

At March 31, 2015, the Company had an aggregate of $1.0 million accrued for the complaints and lawsuits described above. At March 31, 2015, the Company’s reasonably possible liability above the aggregate amount that had been accrued for these matters was $0.3 million.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Purchase Commitments

The Company had purchase commitments of $7.7 million at March 31, 2015.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2015, GRE had commitments to purchase renewable energy credits of $28.7 million.

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

Letters of Credit

At March 31, 2015, the Company had letters of credit outstanding totaling $7.0 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at March 31, 2015 expire as follows: $5.5 million in the year ending March 31, 2016 and $1.5 million in June 2016.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2015, GRE had aggregate performance bonds of $12.4 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is June 30, 2015. The Company is negotiating with BP and other suppliers and expects to have an agreement in place by June 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2015, the Company was in compliance with such covenants. At March 31, 2015, restricted cash—short-term of $1.5 million and trade accounts receivable of $37.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million at March 31, 2015.

Note 11—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2015, the Loan Agreement was modified to extend the maturity date from April 30, 2015 to April 30, 2016. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At March 31, 2015 and December 31, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2015 and December 31, 2014, letters of credit of $7.0 million and $7.6 million, respectively, were outstanding.

Note 12—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, and Residents Energy, Inc., or Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 88.1% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, and

●	early stage projects including (1) an 89.8% interest in Genie Mongolia, Inc., or Genie Mongolia, an oil shale exploration project in Central Mongolia, (2) American Shale Oil Corporation, or AMSO, which holds and manages a 42.8% interest in American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado, and (3) an 87.4% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel.

On May 5, 2015, the Compensation Committee of our Board of Directors approved the grant of deferred stock units in GRE to certain of our officers and employees. Howard S. Jonas, our Chairman and Chief Executive Officer, was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, our Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, our Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and the other employees were granted deferred stock units representing 0.6% of the outstanding equity in GRE. The deferred stock units will be granted on or about July 23, 2015, and shall vest in equal amounts on the first, second and third anniversaries of the date of grant.

IDT Energy has outstanding deferred stock units granted to directors and employees that represent an interest of 1.2% of the equity of IDT Energy.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 59% and 49% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2014 and 2013, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 20% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2014 and 2013, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Concentration of Customers and Associated Credit Risk

GRE reduces its REP customer credit risk by participating in purchase of receivable, or POR, programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase GRE’s receivables and assume all credit risk without recourse to GRE. GRE’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for 10% or greater of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2015	2014
Con Edison	20%	19%
National Grid USA	13%	na
West Penn Power	na	13%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2015 and December 31, 2014 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at March 31, 2015 or December 31, 2014):

	March 31, 2015	December 31, 2014
Con Edison	23%	25%

Winter 2014 Price Volatility and Customer Complaints

A confluence of issues in January and February 2014 associated with that winter’s polar vortex that were outside the ability of REPs to control, resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where IDT Energy and other retail providers purchase their supply. Because of dramatic increases in wholesale electricity prices, the retail electricity prices that IDT Energy and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commissions and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. IDT Energy also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. IDT Energy was under no obligation to provide such rebates, but did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond IDT Energy’s control.

IDT Energy also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and Pennsylvania’s Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed in Note 10 to the consolidated financial statements included in Item 1 to Part I “Financial Statements” in this Quarterly Report.

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

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application and was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition filed by the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program. The results to date correlate with pre-drilling models, and, while non-conclusive, indicate the presence of hydrocarbons. A definitive determination as to the nature of the resource, its volume, and commercial potential will require further analysis, additional core sampling and the drilling of additional wells. In April 2015, Afek started preparations for a second exploratory well.

We account for our oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred.

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A., or Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to proportional adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of March 31, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $80.0 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through March 2015, Total funded an aggregate of $3.8 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.8% and Total’s ownership interest increased to 57.2%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.0% and Total’s share increased to 70.0%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

We account for our ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary. In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At March 31, 2015, our maximum exposure to additional loss because of our required investment in AMSO, LLC was $0.5 million, based on AMSO, LLC’s proposed budget for the remainder of 2015. Our maximum exposure to additional loss could increase based on the situations described above.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Genie Retail Energy Segment

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
Revenues:
Electricity	$47.3	$95.8	$(48.5)	(50.6)%
Natural gas	26.2	34.2	(8.0)	(23.5)
Other	0.9	0.3	0.6	162.9
Total revenues	74.4	130.3	(55.9)	(42.9)
Direct cost of revenues	57.2	120.4	(63.2)	(52.5)
Gross profit	17.2	9.9	7.3	73.8
Selling, general and administrative	13.7	10.8	2.9	26.7
Income (loss) from operations	$3.5	$(0.9)	$4.4	485.7%

Revenues. A confluence of issues associated with the polar vortex in January and February 2014 resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchase their supply. These issues, which were outside the ability of any REP to control, included sustained, extremely cold weather in much of GRE’s service area, the failure of the ISO to deliver peak power, and unusually volatile commodity trading in the financial markets. Because of the dramatic increases in wholesale electricity prices, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of approximately $4 million in rebates to customers in the three months ended March 31, 2014. The colder weather adversely affected GRE’s customer churn, gross margins and results of operations in the three months ended March 31, 2014.

GRE’s electricity revenues decreased in the three months ended March 31, 2015 compared to the same period in 2014 because of a 31.5% decrease in electricity consumption and a 27.9% decrease in the average rate charged to customers. The decrease in electricity consumption was primarily the result of a decrease in meters served, which decreased 13.9% in the three months ended March 31, 2015 compared to the same period in 2014, coupled with a 20.4% decrease in average consumption per meter in the three months ended March 31, 2015 compared to the same period in 2014. The decrease in the average rate charged to customers was mostly due to a 38.6% decrease in the underlying commodity cost in the three months ended March 31, 2015 compared to the same period in 2014.

GRE's natural gas revenues decreased in the three months ended March 31, 2015 compared to the same period in 2014 because of a 6.1% decrease in natural gas consumption and an 18.6% decrease in the average rate charged to customers. The decrease in natural gas consumption was primarily the result of an 11.4% decrease in meters served, although average consumption per meter increased 6.0% in the three months ended March 31, 2015 compared to the same period in 2014. The decrease in the average rate charged to customers for natural gas was due to a 35.3% decrease in the underlying commodity cost in the three months ended March 31, 2015 compared to the same period in 2014.

GRE’s customer base as measured by meters served consisted of the following:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Meters at end of quarter:
Electricity customers	232	234	235	238	256
Natural gas customers	126	129	127	126	135
Total meters	358	363	362	364	391

Gross meter acquisitions in the three months ended March 31, 2015 were 52,000 compared to 47,000 in the same period in 2014. The increase was partially due to an intentional slowing of customer acquisitions in the three months ended March 31, 2014 in the territories most impacted by the rising wholesale commodity costs during the effects of the polar vortex. In the three months ended March 31, 2015, customer acquisition efforts in Illinois and New Jersey saw the most net gains. In addition, GRE had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics, which were rolled-out initially in Pennsylvania.

Net meters served decreased by 5,000 or 1.3% in the three months ended March 31, 2015 compared to a decrease of 27,000 or 8.3% in the three months ended March 31, 2014 due to lower levels of customer churn and the increase in gross meter acquisitions. Average monthly churn decreased from 7.2% in the three months ended March 31, 2014 to 5.9% in the three months ended March 31, 2015. The decrease in churn reflects a return to more normalized churn rates following the unusually high rates recorded in the first and second quarters of 2014 following last winter’s polar vortex. Churn rates were also favorably impacted by the successful introduction of the pricing plans with fixed rate characteristics.

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

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
RCEs at end of quarter:
Electricity customers	158	160	165	174	198
Natural gas customers	83	83	83	86	90
Total RCEs	241	243	248	260	288

The RCE decrease at March 31, 2015 compared to March 31, 2014 primarily reflects the decline in meters served. In addition, the Pennsylvania utility territories where we experienced significant polar vortex-related churn had relatively high per meter consumption rates compared to our full customer base, including the new territories we serve in Illinois. Further, our customer acquisition programs in some of these territories were briefly suspended.

Other revenue in the three months ended March 31, 2015 and 2014 includes revenue earned by Diversegy, LLC, or Diversegy, and Epiq Energy, LLC, or Epiq, both of which were acquired in December 2013. Diversegy and Epiq earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing, respectively.

Direct Cost of Revenues and Gross Margin Percentage. GRE’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
Direct cost of revenues:
Electricity	$36.6	$87.1	$(50.5)	(57.9)%
Natural gas	20.2	33.2	(13.0)	(39.2)
Other	0.4	0.1	0.3	142.7
Total direct cost of revenues	$57.2	$120.4	$(63.2)	(52.5)%

	Three months ended March 31,
	2015	2014	Change
Gross margin percentage:
Electricity	22.6%	9.1%	13.5%
Natural gas	22.9	3.0	19.9
Other	58.2	54.7	3.5
Total gross margin percentage	23.1%	7.6%	15.5%

Direct cost of revenues for electricity decreased in the three months ended March 31, 2015 compared to the same period in 2014 primarily because of the 38.6% decrease in the average unit cost of electricity, as well as the 31.5% decrease in electricity consumption. Gross margin on electricity sales increased in the three months ended March 31, 2015 compared to the same period in 2014 because the average rate charged to customers decreased less than the average unit cost of electricity.

Direct cost of revenues for natural gas decreased in the three months ended March 31, 2015 compared to the same period in 2014 primarily because the average unit cost of natural gas decreased 35.3% and natural gas consumption decreased 6.1%. Gross margin on natural gas sales increased in the three months ended March 31, 2015 compared to the same period in 2014 because the average rate charged to customers decreased substantially less than the average unit cost of natural gas.

Other direct cost of revenues primarily includes commission expense incurred by Diversegy and Epiq.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an accrual of $1.2 million for regulatory and legal matters including outside counsel fees, as well as increases in payroll and related expense and customer acquisition costs. These increases were partially offset by decreases in purchase of receivable fees and billing costs. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses increased from 8.3% in the three months ended March 31, 2014 to 18.4% in the three months ended March 31, 2015 primarily because of the significant decrease in revenues.

Genie Oil and Gas Segment

We have an 88.1% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel. Afek was included in the Genie Oil and Gas segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented. Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
General and administrative	$0.2	$0.3	$(0.1)	(23.9)%
Research and development	0.7	1.2	(0.5)	(45.2)
Equity in the net loss of AMSO, LLC	—	—	—	—
Loss from operations	$0.9	$1.5	$(0.6)	(40.5)%

General and Administrative. General and administrative expenses decreased in the three months ended March 31, 2015 compared to the same period in 2014 primarily because of decreases in payroll and stock-based compensation expense, partially offset by an increase in legal fees.

Research and Development. Research and development expenses consist of the following:

	Three months ended March 31,
	2015	2014
	(in millions)
Genie Mongolia	$0.6	$0.6
IEI	0.1	0.6
Total research and development expenses	$0.7	$1.2

Genie Mongolia’s research and development expense in the three months ended March 31, 2015 and 2014 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In 2014, Genie Mongolia acquired approximately 40 kilometers of 2D seismic results and drilled in three different basins within the license areas. Samples from the drilling are undergoing laboratory analysis. Genie Mongolia also continued surface mapping and other geophysical evaluation work within the areas. The exploratory drilling program is intended to identify a site suitable for a pilot test and subsequent commercial operations.

During 2014, the environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility was under review by the Ministry of Environment. In addition, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot.

Equity in the Net Loss of AMSO, LLC. Equity in the net loss of AMSO, LLC was nil in the three months ended March 31, 2015 and 2014 because AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. In the period from January 2014 through March 2015, Total funded an aggregate of $3.8 million for AMSO’s share of the capital calls that AMSO did not fund. In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $11.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
General and administrative	$0.2	$—	$0.2	nm
Exploration	1.6	0.9	0.7	72.2
Loss from operations	$1.8	$0.9	$0.9	96.1%

nm—not meaningful

General and Administrative. General and administrative expenses increased in the three months ended March 31, 2015 compared to the same period in 2014 primarily because of increases in payroll expense and consulting and professional fees.

Exploration.  In 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition from the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program. In April 2015, Afek started preparations for a second exploratory well.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.5	$3.1	$(0.6)	(20.0)%

The decrease in general and administrative expenses in the three months ended March 31, 2015 as compared to the same period in 2014 was due primarily to a decrease in stock-based compensation expense, which decreased to $1.1 million in the three months ended March 31, 2015 from $1.6 million in the three months ended March 31, 2014. As a percentage of our consolidated revenues, Corporate general and administrative expenses increased from 2.4% in the three months ended March 31, 2014 to 3.4% in the three months ended March 31, 2015 because of the significant decrease in revenues.

Consolidated

Selling, General and Administrative. We were formerly a subsidiary of IDT Corporation, or IDT. On October 28, 2011, we were spun-off by IDT (the “Spin-Off”). IDT charges us for services it provides pursuant to an agreement, and we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. In the three months ended March 31, 2015 and 2014, the amounts that IDT charged us, net of the amounts that we charged IDT, were $0.5 million and $0.6 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.2 million and $1.8 million in the three months ended March 31, 2015 and 2014, respectively. The decrease in stock-based compensation expense was primarily due to unrecognized compensation cost that was fully recognized in the period from April 1, 2014 to December 31, 2014. At March 31, 2015, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $12.0 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2015	2014	$	%
	(in millions)
Loss from operations	$(1.7)	$(6.5)	$4.8	73.6%
Interest income	—	—	—	6.5
Financing fees	(0.7)	(0.9)	0.2	22.3
Other income, net	—	—	—	(35.3)
(Provision for) benefit from income taxes	—	0.2	(0.2)	(150.3)
Net loss	(2.4)	(7.2)	4.8	66.0
Net loss attributable to noncontrolling interests	0.4	0.4	—	15.7
Net loss attributable to Genie	$(2.0)	$(6.8)	$4.8	70.4%

Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP. Financing fees decreased in the three months ended March 31, 2015 compared to the similar period in 2014 primarily because of the lower consumption by GRE’s customers.

Other Income, net.  Other income, net, in the three months ended March 31, 2015 and 2014 consisted primarily of foreign currency translation gains of $12,000 and $17,000, respectively.

(Provision for) Benefit from Income Taxes. The change in income taxes from a benefit of $0.2 million in the three months ended March 31, 2014 to a provision of $91,000 in the three months ended March 31, 2015 was primarily due to the changes in income tax expense in GRE. GRE had a significant increase in its income before income taxes and provision for income taxes in the three months ended March 31, 2015 compared to the similar period in 2014. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes GRE’s aggregate income (loss) before income taxes and (provision for) benefit from income taxes:

	Three months ended March 31,
	2015	2014
	(in millions)
Genie Retail Energy:
Aggregate income (loss) before income taxes	$2.8	$(1.8)
Aggregate (provision for) benefit from income taxes	$(1.2)	$0.6

Net Loss Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests was substantially unchanged in the three months ended March 31, 2015 compared to the similar period in 2014.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, sales of equity interest in GOGAS and certain of its subsidiaries and, prior to the Spin-Off, operational funding from IDT. We currently expect that our operations in the next twelve months and the $60.7 million balance of cash, cash equivalents, and certificates of deposit that we held at March 31, 2015 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2016, including Afek’s anticipated substantial expenditures in the twelve months ending March 31, 2016.

We are considering sales of equity interests in the various GOGAS projects or in GOGAS to provide the necessary financing for such activities.

At March 31, 2015, we had working capital (current assets less current liabilities) of $102.0 million.

	Three months ended March 31,
	2015	2014
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(9.3)	$(29.7)
Investing activities	(4.7)	2.5
Financing activities	(1.9)	(0.3)
Decrease in cash and cash equivalents	$(15.9)	$(27.5)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE, DAD, and Tari are consolidated variable interest entities. We determined that since the acquisition of the interest in CCE, DAD and Tari, we had the power to direct the activities of these entities that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our GRE segment. We provided CCE, DAD and Tari with all of the cash required to fund their operations. In the three months ended March 31, 2015, CCE, DAD and Tari repaid $0.3 million to us. In the three months ended March 31, 2014, we provided CCE, DAD and Tari with net funding of $0.2 million in order to finance their operations.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP. The agreement’s termination date is June 30, 2015. We are negotiating with BP and other suppliers and expect to have an agreement in place by June 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2015, we were in compliance with such covenants. At March 31, 2015, restricted cash—short-term of $1.5 million and trade accounts receivable of $37.2 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $11.6 million at March 31, 2015.

At March 31, 2015, we had an aggregate of $1.0 million accrued for certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q. At March 31, 2015, our reasonably possible liability above the aggregate amount that had been accrued for these matters was $0.3 million.

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

Investing Activities

Our capital expenditures were $0.3 million in the three months ended March 31, 2015 compared to $0.1 million in the three months ended March 31, 2014. Costs for research and development activities are charged to expense when incurred.

In the three months ended March 31, 2015 and 2014, we used cash of $4.3 million and nil, respectively, for investments in Afek’s unproved oil and gas property in the southern portion of the Golan Heights in Northern Israel. We had purchase commitments of $7.7 million at March 31, 2015 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending March 31, 2016 will be between $12 million and $15 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through March 2015, Total funded an aggregate of $3.8 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.8% and Total’s ownership interest increased to 57.2%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 30.0% and Total’s share increased to 70.0%. AMSO’s share of AMSO, LLC’s proposed budget for the remainder of 2015 is $0.8 million. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and Epiq. In the three months ended March 31, 2015 and 2014, we paid $0.1 million and nil, respectively, related to these acquisitions. At March 31, 2015, the remaining scheduled payments were $0.4 million, which is due in June 2015, and the estimated contingent payments were $0.6 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

In the three months ended March 31, 2015 and 2014, proceeds from maturities of certificates of deposit were nil and $2.6 million, respectively.

Financing Activities

In the three months ended March 31, 2015, we paid a Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock, or Preferred Stock, for the fourth quarter of 2014. The aggregate amount paid was $0.4 million. On April 16, 2015, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the first quarter of 2015. The dividend will be paid on or about May 15, 2015 to stockholders of record as of the close of business on May 6, 2015. In the three months ended March 31, 2014, we paid a Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2013. The aggregate amount paid was $0.3 million.

In the three months ended March 31, 2015, we paid a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the fourth quarter of 2014 in the aggregate amount of $1.5 million. No dividend was paid on our Class A common stock and Class B common stock in the three months ended March 31, 2014. In May 2015, our Board of Directors declared a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the first quarter of 2015. The dividend will be paid on or about May 22, 2015 to stockholders of record as of the close of business on May 15, 2015.

We received proceeds from the exercise of our stock options of nil and $23,000 in the three months ended March 31, 2015 and 2014, respectively.

In the three months ended March 31, 2015, we paid $22,000 to repurchase 3,740 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. We did not repurchase shares of our Class B common stock in the three months ended March 31, 2014.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to 7.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended March 31, 2015 and 2014. At March 31, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2015, the Loan Agreement was modified to extend the maturity date from April 30, 2015 to April 30, 2016. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At March 31, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2015, letters of credit of $7.0 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $39.8 million at March 31, 2015 from $31.7 million at December 31, 2014 reflecting the increase in our revenues in the three months ended March 31, 2015 compared to the three months ended December 31, 2014. Our revenues increased primarily due to seasonal cold weather that impacted the overall demand for electricity and natural gas for heat.

Inventory of natural gas decreased to $0.4 million at March 31, 2015 from $2.5 million at December 31, 2014 due to an 83% decrease in quantity and an 8% decrease in the average unit cost at March 31, 2015 compared to December 31, 2014. Inventory at March 31, 2015 and December 31, 2014 also included $8.1 million and $8.7 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at March 31, 2015:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$0.8	$0.8	$—	$—	$—
Purchase obligations	7.7	7.3	0.4	—	—
Renewable energy credit purchase obligations	28.7	8.7	18.2	1.8	—
Other liabilities (2)	0.4	0.4	—	—	—
Operating leases	0.7	0.3	0.4	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$38.3	$17.5	$19.0	$1.8	$—

(1)

The amount and timing of AMSO’s payments to AMSO, LLC is based on the remaining proposed 2015 budget and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through March 2015, Total funded an aggregate of $3.8 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.8% and Total’s ownership interest increased to 57.2%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(2)	Other liabilities at March 31, 2015 include deferred cash payments of $0.4 million in connection with our December 2013 acquisition of Diversegy, LLC and Epiq Energy, LLC. The above table does not include estimated contingent payments of $0.6 million in connection with the acquisition due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2015 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$7.0	$5.5	$1.5	$—	$—

(1)	The above table does not include an aggregate of $12.4 million in performance bonds at March 31, 2015 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2015, GRE had aggregate performance bonds of $12.4 million outstanding.

In connection with our Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of IDT with respect to any taxable period, and we indemnify IDT from all liability for taxes of ours with respect to any taxable period, including, without limitation, the ongoing tax audits related to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2015 had remained the same as in the three months ended March 31, 2014, our gross profit from electricity sales would have decreased by $4.7 million in the three months ended March 31, 2015 and our gross profit from natural gas sales would have decreased by $5.0 million in that same period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of swaps and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these swaps or options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2015 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	May 2015	16,000 MWh
Electricity	June 2015	38,720 MWh
Electricity	July 2015	340,400 MWh
Electricity	August 2015	310,800 MWh
Electricity	October 2015	52,800 MWh
Electricity	November 2015	48,000 MWh
Electricity	December 2015	132,000 MWh
Electricity	January 2016	176,000 MWh
Electricity	February 2016	184,800 MWh
Natural gas	May 2015	1,000,000 Dth
Natural gas	July 2015	3,645,000 Dth
Natural gas	August 2015	530,000 Dth
Natural gas	September 2015	225,000 Dth
Natural gas	October 2015	155,000 Dth
Natural gas	January 2016	2,342,500 Dth
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2015:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2015 (2)	3,740	$5.84	—	6,896,669
February 1–28, 2015	—	$—	—	6,896,669
March 1–31, 2015	—	$—	—	6,896,669
Total	3,740	$5.84	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Energy Ltd.

May 11, 2015	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

May 11, 2015	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

