Form 10-Q
period 2015-06-30
Genie Energy Ltd.
filed 2015-08-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-35327

GENIE ENERGY LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500

(Registrant’s telephone number, including area code)

550 Broad Street, Newark, New Jersey 07102
(Former address, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 6, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,020,731 shares outstanding (excluding 197,441 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$56,005	$71,895
Restricted cash—short-term	11,018	10,609
Certificates of deposit	4,685	4,669
Trade accounts receivable, net of allowance for doubtful accounts of $210 and $227 at June 30, 2015 and December 31, 2014, respectively	24,970	31,427
Inventory	9,930	11,166
Prepaid expenses	8,655	5,713
Deferred income tax assets, net	1,650	1,463
Other current assets	7,855	5,430
Total current assets	124,768	142,372
Property and equipment, net	1,718	1,902
Capitalized exploration costs—unproved oil and gas property	11,315	—
Goodwill	3,663	3,663
Restricted cash—long-term	1,466	1,023
Other assets	4,681	3,968
Total assets	$147,611	$152,928
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,556	$14,881
Accrued expenses	15,958	10,913
Advances from customers	142	403
Income taxes payable	557	543
Due to IDT Corporation	166	542
Energy hedging contracts	3,634	4,003
Other current liabilities	1,987	797
Total current liabilities	33,000	32,082
Other liabilities	1,494	1,503
Total liabilities	34,494	33,585

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2015 and December 31, 2014	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2015 and December 31, 2014	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,212 and 23,178 shares issued and 23,015 and 22,984 shares outstanding at June 30, 2015 and December 31, 2014, respectively	232	232
Additional paid-in capital	121,880	114,322
Treasury stock, at cost, consisting of 197 shares and 194 shares of Class B common stock at June 30, 2015 and December 31, 2014, respectively	(1,565)	(1,543)
Accumulated other comprehensive income	582	10
Accumulated deficit	(17,957)	(7,759)
Total Genie Energy Ltd. stockholders’ equity	122,931	125,021
Noncontrolling interests:
Noncontrolling interests	(6,314)	(4,678)
Receivables for issuance of equity	(3,500)	(1,000)
Total noncontrolling interests	(9,814)	(5,678)
Total equity	113,117	119,343
Total liabilities and equity	$147,611	$152,928

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues:
Electricity	$33,804	$39,516	$81,140	$135,298
Natural gas	5,011	8,808	31,175	43,021
Other	712	486	1,641	839
Total revenues	39,527	48,810	113,956	179,158
Direct cost of revenues	(25,551)	(37,359)	(82,780)	(157,811)
Gross profit	13,976	11,451	31,176	21,347
Operating expenses:
Selling, general and administrative (i)	16,469	13,426	33,108	27,715
Research and development	553	1,354	1,256	2,540
Exploration	1,286	1,015	2,859	1,929
Loss from operations	(4,332)	(4,344)	(6,047)	(10,837)
Interest income	102	99	201	192
Financing fees	(555)	(583)	(1,289)	(1,528)
Other expense, net	(145)	(45)	(134)	(29)
Loss before income taxes	(4,930)	(4,873)	(7,269)	(12,202)
Benefit from (provision for) income taxes	204	(134)	113	46
Net loss	(4,726)	(5,007)	(7,156)	(12,156)
Net loss attributable to noncontrolling interests	228	136	648	499
Net loss attributable to Genie Energy Ltd.	(4,498)	(4,871)	(6,508)	(11,657)
Dividends on preferred stock	(370)	(306)	(740)	(611)
Net loss attributable to Genie Energy Ltd. common stockholders	$(4,868)	$(5,177)	$(7,248)	$(12,268)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders	$(0.22)	$(0.24)	$(0.33)	$ (0. 58)

Weighted-average number of shares used in calculation of basic and diluted loss per share	22,125	21,174	22,116	21,172

Dividends declared per common share	$0.06	$—	$0.12	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$1,595	$1,724	$2,833	$3,563

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(4,726)	$(5,007)	$(7,156)	$(12,156)
Other comprehensive income:
Foreign currency translation adjustments	619	103	563	73
Comprehensive loss	(4,107)	(4,904)	(6,593)	(12,083)
Comprehensive loss attributable to noncontrolling interests	243	142	657	503
Comprehensive loss attributable to Genie Energy Ltd.	$(3,864)	$(4,762)	$(5,936)	$(11,580)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(7,156)	$(12,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	59
Provision for doubtful accounts receivable	(7)	—
Deferred income taxes	(187)	(80)
Stock-based compensation	2,833	3,563
Change in assets and liabilities:
Restricted cash	(817)	4,014
Trade accounts receivable	6,465	12,999
Inventory	1,236	(1,374)
Prepaid expenses	(2,942)	195
Other current assets and other assets	(2,785)	330
Trade accounts payable, accrued expenses and other current liabilities	305	(11,656)
Advances from customers	(262)	(880)
Due to IDT Corporation	(376)	(286)
Income taxes payable	13	(1,830)
Net cash used in operating activities	(3,461)	(7,102)
Investing activities
Capital expenditures	(304)	(766)
Investments in capitalized exploration costs-unproved oil and gas property	(10,900)	—
Issuance of note receivable	—	(50)
Proceeds from maturities of certificates of deposit	—	2,600
Net cash (used in) provided by investing activities	(11,204)	1,784
Financing activities
Dividends paid	(3,690)	(611)
Payments for acquisition	(220)	(574)
Proceeds from exercise of stock options	81	27
Proceeds from exercise of GOGAS stock option	2,500	—
Advance on sale of interest in subsidiary	—	300
Repurchases of Class B common stock from employees	(22)	—
Net cash used in financing activities	(1,351)	(858)
Effect of exchange rate changes on cash and cash equivalents	126	87
Net decrease in cash and cash equivalents	(15,890)	(6,089)
Cash and cash equivalents at beginning of period	71,895	73,885
Cash and cash equivalents at end of period	$56,005	$67,796

Supplemental Schedule of Non-Cash Financing and Investing Activities
Subsidiary equity grant reclassified to liability	$1,200	$—
Receivable for issuance of equity of subsidiaries	$2,500	$—

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). Genie’s principal businesses consist of the following:

•	Genie Retail Energy operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”) and Residents Energy, Inc. (“Residents Energy”), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

•	Genie Oil and Gas is an oil and gas exploration company that consists of:

•	an 86.9% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, and

•	early stage projects including (1) an 88.4% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, (2) a 98.3% interest in American Shale Oil Corporation (“AMSO”), which holds and manages a 42.4% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE.

In the consolidated statements of operations, expense relating to Afek’s oil and gas activities of $1.0 million and $1.9 million in the three and six months ended June 30, 2014, respectively, previously included in “Research and development expense”, were reclassified to “Exploration expense” to conform to the current year’s presentation.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 59% and 49% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2014 and 2013, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 20% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2014 and 2013, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. The Company’s revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2015
Assets:
Derivative contracts	$612	$3,541	$—	$4,153

Liabilities:
Derivative contracts	$198	$3,436	$—	$3,634

December 31, 2014
Assets:
Derivative contracts	$1,001	$1,376	$—	$2,377

Liabilities:
Derivative contracts	$440	$3,563	$—	$4,003

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

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 to Michael Steinhardt, the Chairman of the Board of IEI, at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised (see Note 6). At December 31, 2014, the fair value of the GOGAS stock option was nil.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$—	$—	$—	$62
Total losses (realized or unrealized) included in earnings in “Direct cost of revenues”	—	—	—	(62)
Balance, end of period	$—	$—	$—	$—

The amount of total gains or losses for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—	$—	$—	$—

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

Restricted cash—short-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At June 30, 2015 and December 31, 2014, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash—long-term. At June 30, 2015 and December 31, 2014, the carrying amount of restricted cash—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 3 of the fair value hierarchy.

Other assets and other liabilities. At June 30, 2015 and December 31, 2014, other assets included an aggregate of $1.5 million in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair value of the notes receivable and other liabilities were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2015 and December 31, 2014, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options as of June 30, 2015 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2015	2,576,000 MWh
Electricity	August 2015	2,251,200 MWh
Electricity	October 2015	52,800 MWh
Electricity	November 2015	48,000 MWh
Electricity	December 2015	186,560 MWh
Electricity	January 2016	251,200 MWh
Electricity	February 2016	263,760 MWh
Natural gas	July 2015	800,000 Dth
Natural gas	August 2015	730,000 Dth
Natural gas	September 2015	825,000 Dth
Natural gas	October 2015	755,000 Dth
Natural gas	January 2016	1,942,500 Dth
Natural gas	July 2016	310,000 Dth
Natural gas	August 2016	800,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$4,153	$2,377

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$3,634	$4,003

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated		Three Months Ended		Six Months Ended
or not qualifying as	Location of Gain (Loss)	June 30,		June 30,
hedging instruments	Recognized on Derivatives	2015	2014	2015	2014
		(in thousands)
Energy contracts and options	Direct cost of revenues	$(131)	$(65)	$(1,088)	$(100)

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

In early 2014, Afek submitted a permit application to the Planning and Construction Committee, North District, to conduct a ten-well exploration drilling program to further characterize the resource in its license area. In July 2014, the Israeli Planning and Construction Committee, North District voted to approve the up to ten-well exploratory drilling program, and subsequently issued the requisite permits. In October 2014, the High Court of Justice in Israel issued an interim order to halt Afek’s drilling program until it could rule on a petition filed by the Israel Union for Environmental Defense and some local residents challenging the issuance of the drilling permit. In December 2014, the Court ruled against the petitioners, and lifted its interim order.

In February 2015, Afek began drilling activities. In July 2015, Afek completed drilling at the second well of its exploratory drilling program. Preliminary results from the well are consistent with the assumptions underlying the exploratory program and the results encountered at the first well drilled in the program. The preliminary analysis indicates the presence of hydrocarbons in vertical sections in both locations. Afek is optimistic about its program and is committed to additional analysis, flow testing, new seismic work and exploratory drilling at other sites in its license area. The volume of the resources and to what extent they may be extractable cannot yet be determined. The resources do not constitute proved, probable or possible reserves.

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

At June 30, 2015, capitalized exploratory well costs of unproved properties were $11.3 million. The Company recognized exploration expense of $1.3 million and $1.0 million in the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $1.9 million in the six months ended June 30, 2015 and 2014, respectively.

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s research, development and demonstration lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A. (“Total”). All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to proportional adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of June 30, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $80.7 million. AMSO’s allocated share of the net loss of AMSO, LLC was nil in the three and six months ended June 30, 2015 and 2014.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through July 2015, Total funded an aggregate of $4.0 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.4% and Total’s ownership interest increased to 57.6%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 29.7% and Total’s share increased to 70.3%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

At June 30, 2015 and at December 31, 2014, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $12.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At July 31, 2015, the Company’s maximum exposure to additional loss because of its required investment in AMSO, LLC was $0.2 million, based on AMSO, LLC’s budget for the remainder of 2015. The Company’s maximum exposure to additional loss could increase based on the situations described above. The maximum exposure at July 31, 2015 was determined as follows:

(in thousands)
AMSO’s committed investment in AMSO, LLC based on the budget for the remainder of 2015	$466
Less: liability for equity loss in AMSO, LLC at June 30, 2015	(252)

Maximum exposure to additional loss	$214

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Operating expenses:
General and administrative	$98	$111	$217	$234
Research and development	1,103	2,534	2,565	4,046
Total operating expenses	1,201	2,645	2,782	4,280
Loss from operations and net loss	$(1,201)	$(2,645)	$(2,782)	$(4,280)

Note 6—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2015
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2014	$125,021	$(5,678)	$119,343
Dividends on preferred stock	(740)	—	(740)
Dividends declared on common stock ($0.12 per share)	(2,950)	—	(2,950)
Exercise of stock options	81	—	81
Exercise of GOGAS stock option	5,979	(3,479)	2,500
Subsidiary equity grant reclassified to liability	(1,200)	—	(1,200)
Restricted Class B common stock purchased from employees	(22)	—	(22)
Stock-based compensation	2,698	—	2,698
Comprehensive loss:
Net loss	(6,508)	(648)	(7,156)
Foreign currency translation adjustments	572	(9)	563
Comprehensive loss	(5,936)	(657)	(6,593)
Balance, June 30, 2015	$122,931	$(9,814)	$113,117

Dividend Payments

On May 15, 2015 and February 15, 2015, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the first quarter of 2015 and for the fourth quarter of 2014, respectively. On July 16, 2015, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2015. The dividend will be paid on or about August 14, 2015 to stockholders of record as of the close of business on August 6, 2015. The aggregate dividends declared and paid in the six months ended June 30, 2015 and 2014 were $0.7 million and $0.6 million, respectively.

On May 22, 2015 and March 31, 2015, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the first quarter of 2015 and for fourth quarter of 2014, respectively. The aggregate dividends declared and paid in the six months ended June 30, 2015 and 2014 were $3.0 million and nil, respectively.

Exercise of GOGAS stock option

On May 9, 2015, Michael Steinhardt exercised his option to acquire interests in GOGAS subsidiaries. Mr. Steinhardt received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt received an approximately 1.7% interest in AMSO. The exercise price of $5.0 million was paid $2.5 million in cash and $2.5 million in promissory notes due in November 2015. The notes bear interest at 0.43% per annum, and are secured by 50% of the shares received in the exercise.

Subsidiary Equity Grant Reclassified to Liability

IDT Energy has the right to issue shares of the Company’s Class B common stock or pay cash to satisfy its obligations to issue common stock of IDT Energy upon the vesting of the deferred stock units it previously granted to employees and directors of the Company. IDT Energy elected to pay cash for the remaining deferred stock units that vested in June and July 2015. At June 30, 2015, the Company reclassified $1.2 million from equity to “Other current liabilities” for the estimated cash payment for the IDT Energy deferred stock units. The cash is expected to be paid in August 2015.

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

On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE to certain of the Company’s officers and employees. Howard S. Jonas, the Company’s Chairman and Chief Executive Officer, was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, the Company’s Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, the Company’s Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and the other employees were granted deferred stock units representing an aggregate of 0.6% of the outstanding equity in GRE. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRE deferred stock units on the date of grant was $4.0 million, which is being recognized on a straight-line basis over the vesting period.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the six months ended June 30, 2015 and 2014. At June 30, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

Variable Interest Entities

In 2011, an employee of IDT Corporation (“IDT”) until his employment was terminated effective December 30, 2011, incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. Tari Corporation (“Tari”), which is owned by the former employee, is the sole owner of CCE. In addition, DAD Sales, LLC (“DAD”), which is 100% owned by Tari, used a network of independent door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE, DAD and Tari with substantially all of the cash required to fund their operations. The Company determined that since the acquisition of the interest in CCE, DAD and Tari, it had the power to direct the activities of these entities that most significantly impact their economic performance and it has the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, DAD and Tari, and as a result, the Company consolidates CCE, DAD and Tari within its GRE segment. The Company does not own any interest in CCE, DAD or Tari and thus the net income or loss incurred by CCE, DAD and Tari was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

Net income (loss) amounts related to CCE, DAD and Tari and aggregate net funding repaid to the Company by CCE, DAD and Tari were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss):
CCE	$39	$132	$64	$112
DAD	$(7)	$(6)	$(137)	$(13)
Tari	$—	$—	$—	$(13)
Aggregate funding repaid to the Company, net	$529	$813	$842	$616

Summarized combined balance sheet amounts related to CCE, DAD and Tari are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets
Cash and cash equivalents	$59	$77
Restricted cash	10	20
Trade accounts receivable	1,004	1,873
Prepaid expenses	435	480
Other current assets	79	178
Other assets	458	459
Total assets	$2,045	$3,087

Liabilities and noncontrolling interests
Current liabilities	$352	$480
Due to IDT Energy	443	1,285
Noncontrolling interests	1,250	1,322
Total liabilities and noncontrolling interests	$2,045	$3,087

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

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	423	3,438	423	3,438
Non-vested restricted Class B common stock	2,452	166	2,452	166
Shares excluded from the calculation of diluted earnings per share	2,875	3,604	2,875	3,604

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2015 and 2014 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in IEI, Afek, Genie Mongolia and any equity interest that he may acquire in other entities that the Company may create, for shares of the Company. Employees and directors of the Company that were previously granted restricted stock of IEI, Afek and Genie Mongolia have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. In addition, GRE has the right to issue shares of the Company’s Class B common stock or pay cash to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees of the Company. These exchanges and issuances, if elected, would be based on the relative fair value of the shares exchanged or to be issued. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

Note 8—Related Party Transactions

On October 28, 2011, the Company was spun-off by IDT, its former parent company, (the “Spin-Off”). The Company entered into various agreements with IDT prior to the Spin-Off including an agreement for certain services to be performed by the Company and IDT. Following the Spin-Off, the charges for services provided by IDT are included in “Selling, general and administrative” expense in the consolidated statements of operations. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The charges for these services reduce the Company’s “Selling, general and administrative” expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amount IDT charged the Company	$486	$639	$1,106	$1,418
Amount the Company charged IDT	$121	$136	$260	$275

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, GOGAS and Afek. GRE operates REPs including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of early stage oil shale projects including (1) an 88.4% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, (2) a 98.3% interest in AMSO, which holds and manages a 42.4% interest in AMSO, LLC, an oil shale development project in Colorado, and (3) an 86.1% interest in IEI, an oil shale development project in Israel. The Company has an 86.9% interest in Afek, which operates an oil and gas exploration project in the southern portion of the Golan Heights in Northern Israel. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GOGAS	Afek	Corporate	Total
Three Months Ended June 30, 2015
Revenues	$39,527	$—	$—	$—	$39,527
Income (loss) from operations	50	(790)	(1,409)	(2,183)	(4,332)
Research and development	—	553	—	—	553
Exploration	—	—	1,286	—	1,286

Three Months Ended June 30, 2014
Revenues	$48,810	$—	$—	$—	$48,810
Income (loss) from operations	940	(1,677)	(1,092)	(2,515)	(4,344)
Research and development	—	1,289	65	—	1,354
Exploration	—	—	1,015	—	1,015

Six Months Ended June 30, 2015
Revenues	$113,956	$—	$—	$—	$113,956
Income (loss) from operations	3,556	(1,694)	(3,209)	(4,700)	(6,047)
Research and development	—	1,204	52	—	1,256
Exploration	—	—	2,859	—	2,859

Six Months Ended June 30, 2014
Revenues	$179,158	$—	$—	$—	$179,158
Income (loss) from operations	31	(3,196)	(2,010)	(5,662)	(10,837)
Research and development	—	2,475	65	—	2,540
Exploration	—	—	1,929	—	1,929

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GOGAS	Afek	Corporate	Total
Total assets:
June 30, 2015	$70,504	$39,531	$20,054	$17,522	$147,611

December 31, 2014	$78,254	$48,899	$6,243	$19,532	$152,928

Note 10—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. IDT Energy believes that the claims in this lawsuit are without merit and intends to vigorously defend the action.

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania PUC’s regulations. IDT Energy has reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, IDT Energy will agree to issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also agree to implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement must be approved by the Pennsylvania PUC, which is not expected until late 2015.

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

At June 30, 2015, the Company had an aggregate of $2.5 million accrued for the complaints and lawsuits described above.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Purchase Commitments

The Company had purchase commitments of $10.4 million at June 30, 2015.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2015, GRE had commitments to purchase renewable energy credits of $39.4 million.

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

Letters of Credit

At June 30, 2015, the Company had letters of credit outstanding totaling $7.2 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at June 30, 2015 expire in the twelve months ending June 30, 2016.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2015, GRE had aggregate performance bonds of $12.9 million outstanding.

Other Contingencies

Since 2009, IDT Energy has been a party to a Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date was extended to September 30, 2015. The Company is negotiating with BP and expects to have an agreement in place by September 30, 2015. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2015, the Company was in compliance with such covenants. At June 30, 2015, restricted cash—short-term of $1.0 million and trade accounts receivable of $23.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.9 million at June 30, 2015.

Note 11—Revolving Line of Credit

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2015, the Loan Agreement was modified to extend the maturity date from April 30, 2015 to April 30, 2016. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At June 30, 2015 and December 31, 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2015 and December 31, 2014, letters of credit of $7.2 million and $7.6 million, respectively, were outstanding.

Note 12—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

In July 2015, the FASB issued an Accounting Standards Update that simplifies the subsequent measurement of inventory. The amendments in this update do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments change the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company measures its natural gas inventory at weighted average cost. The Company will adopt the amendments in this update on January 1, 2017. The Company is evaluating the impact that the update will have on its consolidated financial statements.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, and Residents Energy, Inc., or Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.9% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel, and

●	early stage projects including (1) an 88.4% interest in Genie Mongolia, Inc., or Genie Mongolia, an oil shale exploration project in Central Mongolia, (2) a 98.3% interest in American Shale Oil Corporation, or AMSO, which holds and manages a 42.4% interest in American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 59% and 49% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2014 and 2013, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 20% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2014 and 2013, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for 10% or greater of our consolidated revenues in these periods):

	Six Months Ended June 30,
	2015	2014
Con Edison	21%	22%
National Grid USA	13%	na
West Penn Power	na	13%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2015 and December 31, 2014 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2015 or December 31, 2014):

	June 30, 2015	December 31, 2014
Con Edison	25%	25%
West Penn Power	12%	na

na-less than 10% of consolidated gross trade accounts receivable

Winter 2014 Price Volatility and Customer Complaints

A confluence of issues in January and February 2014 associated with that winter’s polar vortex that were outside the ability of REPs to control, resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where IDT Energy and other retail providers purchase their supply. Because of dramatic increases in wholesale electricity prices, the retail electricity prices that IDT Energy and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. These retail electricity price increases resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general, and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commissions and state attorneys general related to the retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. IDT Energy also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. IDT Energy was under no obligation to provide such rebates, but did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond IDT Energy’s control.

IDT Energy also responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and Pennsylvania’s Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. On August 4, 2015, IDT Energy, the Attorney General’s Office, and the Acting Consumer Advocate filed a Joint Petition to the Pennsylvania Public Utility Commission seeking approval of their proposed settlement terms. IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. These matters are more fully discussed in Note 10 to the consolidated financial statements included in Item 1 to Part I “Financial Statements” in this Quarterly Report.

IDT Energy does not believe that it was at fault or acted in any way improperly with respect to the events of winter 2014. However, we cannot predict the outcome of the regulatory or putative class action litigation or the impact on us of these or other actions, or whether there will be other impacts from the conditions that existed in winter 2014. As noted above, IDT Energy is a party to a Joint Petition to the Pennsylvania Public Utility Commission seeking approval of proposed terms to settle the Pennsylvania regulatory matter. Further, although we have taken action to insulate us and our customers from future similar events, we cannot assure that those actions will be effective.

Afek Oil and Gas, Ltd.

In 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts. In addition, Afek submitted a permit application and was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition filed by the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program. In July 2015, Afek completed drilling at the second well of its exploratory drilling program. Preliminary results from the well are consistent with the assumptions underlying the exploratory program and the results encountered at the first well drilled in the program. The preliminary analysis indicates the presence of hydrocarbons in vertical sections in both locations. Afek is optimistic about its program and is committed to additional analysis, flow testing, new seismic work and exploratory drilling at other sites in its license area. The volume of the resources and to what extent they may be extractable cannot yet be determined. The resources do not constitute proved, probable or possible reserves.

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

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. In September 2014, Genie Mongolia signed a prospecting agreement with the Petroleum Authority of Mongolia covering an additional 25,000 square kilometers in Central Mongolia. In light of the progress achieved by Afek in Northern Israel and growth potential at GRE, we are sharpening our strategic focus on those two opportunities. Accordingly, we are scaling back operations in Mongolia.

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

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total S.A., or Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to proportional adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of June 30, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $80.7 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at that time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through July 2015, Total funded an aggregate of $4.0 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.4% and Total’s ownership interest increased to 57.6%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 29.7% and Total’s share increased to 70.3%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

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

We account for our ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary. In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $12.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

At July 31, 2015, our maximum exposure to additional loss because of our required investment in AMSO, LLC was $0.2 million, based on AMSO, LLC’s budget for the remainder of 2015. Our maximum exposure to additional loss could increase based on the situations described above.

Israel Energy Initiatives, Ltd.

IEI had an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covered approximately 238 square kilometers in the south of the Shfela region in Central Israel. Under the terms of the license, IEI was to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant. The initial term of the license was for three years until July 2011. The license was extended until July 2015 when it expired. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Committee for Planning and Building, and on September 2, 2014, the Committee declined to issue IEI a permit to build and operate a pilot drilling project. IEI is currently evaluating its options to determine the best course of action to move forward to exploit the abundant oil shale resource in Israel, and operations at IEI are currently on hold.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, as described in Note 4 to the consolidated financial statements included in Item 1 to Part I “Financial Statements” in this Quarterly Report, we account for Afek’s oil and gas activities under the successful efforts method of accounting. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

In July 2015, the FASB issued an Accounting Standards Update that simplifies the subsequent measurement of inventory. The amendments in this update do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments change the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We measure GRE’s natural gas inventory at weighted average cost. We will adopt the amendments in this update on January 1, 2017. We are evaluating the impact that the update will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenues:
Electricity	$33.8	$39.5	$(5.7)	(14.5)%	$81.2	$135.3	$(54.1)	(40.0)%
Natural gas	5.0	8.8	(3.8)	(43.1)	31.2	43.0	(11.8)	(27.5)
Other	0.7	0.5	0.2	46.6	1.6	0.8	0.8	95.6
Total revenues	39.5	48.8	(9.3)	(19.0)	114.0	179.1	(65.1)	(36.4)
Direct cost of revenues	25.5	37.4	(11.9)	(31.6)	82.8	157.8	(75.0)	(47.5)
Gross profit	14.0	11.4	2.6	22.1	31.2	21.3	9.9	46.0
Selling, general and administrative expenses	13.9	10.5	3.4	32.5	27.6	21.3	6.3	29.6
Income from operations	$0.1	$0.9	$(0.8)	(94.6)%	$3.6	$—	$3.6	nm

nm—not meaningful

Revenues. A confluence of issues associated with the polar vortex in January and February 2014 resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchase their supply. These issues, which were outside the ability of any REP to control, included sustained, extremely cold weather in much of GRE’s service area, short reserves of natural gas in the wholesale markets, delivery constrictions and unusually volatile commodity trading in the financial markets. Because of the dramatic increases in wholesale electricity prices, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply in January and February 2014. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of approximately $4.7 million in rebates to customers in the six months ended June 30, 2014. The colder weather adversely affected GRE’s customer churn, gross margins and results of operations in the six months ended June 30, 2014.

GRE’s electricity revenues decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 because of decreases in both the average rate charged to customers and electricity consumption. The average rate charged to customers for electricity decreased 3.0% and 21.3% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decrease was mostly due to a 14.1% and 33.5% decrease in the underlying commodity cost in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as described above. Electricity consumption decreased 11.8% and 23.8% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in electricity consumption was the result of decreases in meters served coupled with decreases in average consumption per meter. Meters served decreased 3.0% and 7.7% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, and average consumption per meter decreased 9.1% and 17.5% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

GRE's natural gas revenues decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 because of decreases in both the average rate charged to customers and natural gas consumption. The average rate charged to customers for natural gas decreased 34.1% and 21.3% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decrease was mostly due to a 56.7% and 38.7% decrease in the underlying commodity cost in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as described above. Natural gas consumption decreased 13.6% and 7.9% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in natural gas consumption was partially the result of decreases in meters served, which decreased 6.0% and 9.3% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in natural gas consumption in the three months ended June 30, 2015 compared to the same period in 2014 was also due to an 8.1% decrease in average consumption per meter, although average consumption per meter increased 1.6% in the six months ended June 30, 2015 compared to the same period in 2014.

GRE’s customer base as measured by meters served consisted of the following:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(in thousands)
Meters at end of quarter:
Electricity customers	250	232	234	235	238
Natural gas customers	127	126	129	127	126
Total meters	377	358	363	362	364

Gross meter acquisitions in the three and six months ended June 30, 2015 were 79,000 and 131,000, respectively, compared to 55,000 and 102,000 in the three and six months ended June 30, 2014, respectively. In the three and six months ended June 30, 2015, GRE’s gross meter acquisitions included approximately 9,000 net electric meters acquired via a new sales channel that offers geographically concentrated opportunities for meter acquisitions with reduced customer acquisition costs and fixed rates. In addition, GRE had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics. The increase was also partially due to an intentional slowing of customer acquisitions in the three and six months ended June 30, 2014 in the territories most impacted by the rising wholesale commodity costs during the effects of the polar vortex.

Net meters served increased by 19,000 or 5.3% in the three months ended June 30, 2015 compared to a decrease of 27,000 or 6.9% in the three months ended June 30, 2014, and increased by 14,000 or 4.0% in the six months ended June 30, 2015 compared to a decrease of 63,000 or 14.6% in the six months ended June 30, 2014 due to lower levels of customer churn and the increase in gross meter acquisitions. Average monthly churn decreased from 8.1% in the three months ended June 30, 2014 to 6.3% in the three months ended June 30, 2015, and from 7.6% in the six months ended June 30, 2014 to 6.1% in the six months ended June 30, 2015. The decrease in churn reflects a return to more normalized churn rates following the unusually high rates recorded in the first and second quarters of 2014 following last winter’s polar vortex. Churn rates were also favorably impacted by the successful introduction of the pricing plans with fixed rate characteristics. However, average monthly churn increased from 5.9% in the three months ended March 31, 2015, which reflected the accelerated pace of meter acquisitions in the second quarter compared to 52,000 gross meter acquisitions in the three months ended March 31, 2015. On average, newly acquired meters exhibit higher rates of churn than long tenured meters.

GRE has applications pending to enter into additional utility service areas, primarily natural gas and dual meter territories, in various locations. We continue to evaluate additional, deregulation-driven opportunities in order to expand our business geographically.

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

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(in thousands)
RCEs at end of quarter:
Electricity customers	168	158	160	165	174
Natural gas customers	83	83	83	83	86
Total RCEs	251	241	243	248	260

The RCE decrease at June 30, 2015 compared to June 30, 2014 primarily reflects the decline in meters served in the Pennsylvania utility territories where we experienced significant polar vortex-related churn. These territories had relatively high per meter consumption rates compared to our full customer base, including the new territories we serve in Illinois. Further, our customer acquisition programs in some of these territories were briefly suspended.

Other revenue in the three and six months ended June 30, 2015 and 2014 includes revenue earned by Diversegy, LLC, or Diversegy, and Epiq Energy, LLC, or Epiq, both of which were acquired in December 2013. Diversegy and Epiq earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing business, respectively.

Direct Cost of Revenues and Gross Margin Percentage. GRE’s direct cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
				(in millions)
Direct cost of revenues:
Electricity	$22.4	$29.5	$(7.1)	(24.3)%	$59.1	$116.6	$(57.5)	(49.4)%
Natural gas	2.8	7.6	(4.8)	(62.6)	23.0	40.8	(17.8)	(43.6)
Other	0.3	0.3	—	38.9	0.7	0.4	0.3	79.5
Total direct cost of revenues	$25.5	$37.4	$(11.9)	(31.6)%	$82.8	$157.8	$(75.0)	(47.5)%

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Gross margin percentage:
Electricity	33.8%	25.2%	8.6%	27.2%	13.8%	13.4%
Natural gas	43.6	14.1	29.5	26.2	5.2	21.0
Other	51.4	48.7	2.7	55.2	51.2	4.0
Total gross margin percentage	35.4%	23.5%	11.9%	27.4%	11.9%	15.5%

Direct cost of revenues for electricity decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily because of the 14.1% and 33.5% decrease in the average unit cost of electricity in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, as well as the 11.8% and 23.8% decrease in electricity consumption in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Gross margin on electricity sales increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 because the average rate charged to customers decreased less than the average unit cost of electricity.

Direct cost of revenues for natural gas decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily because the average unit cost of natural gas decreased 56.7% and 38.7% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 and natural gas consumption decreased 13.6% and 7.9% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Gross margin on natural gas sales increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 because the average rate charged to customers decreased substantially less than the average unit cost of natural gas.

Other direct cost of revenues primarily consists of commission expense incurred by Diversegy and Epiq.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to an accrual of $1.5 million and $2.7 million in the three and six months ended June 30, 2015, respectively, for regulatory and legal matters including outside counsel fees, as well as increases in payroll and related expense and customer acquisition costs. These increases were partially offset by decreases in purchase of receivable fees and billing costs in the six months ended June 30, 2015 compared to the same period in 2014. As a percentage of IDT Energy’s total revenues, selling, general and administrative expenses increased from 21.5% in the three months ended June 30, 2014 to 35.2% in the three months ended June 30, 2015 and increased from 11.9% in the six months ended June 30, 2014 to 24.2% in the six months ended June 30, 2015.

Afek Segment

We have an 86.9% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel. Afek was included in the Genie Oil and Gas segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented. Afek does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
General and administrative expenses	$0.1	$—	$0.1	947.0%	$0.3	$—	$0.3	nm
Research and development	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(19.5)%
Exploration	1.3	1.0	0.3	26.7	2.9	1.9	1.0	48.2
Loss from operations	$1.4	$1.1	$0.3	29.1%	$3.2	$2.0	$1.2	59.7%

nm—not meaningful

General and Administrative. General and administrative expenses increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily because of increases in payroll expense and consulting and professional fees.

Exploration.  In 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition from the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program. In July 2015, Afek completed drilling at the second well of its exploratory drilling program.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
General and administrative expenses	$0.2	$0.4	$(0.2)	(39.0)%	$0.5	$0.7	$(0.2)	(32.0)%
Research and development	0.6	1.3	(0.7)	(57.1)	1.2	2.5	(1.3)	(51.4)
Equity in net loss of AMSO, LLC	—	—	—	—	—	—	—	—
Loss from operations	$0.8	$1.7	$(0.9)	(52.9)%	$1.7	$3.2	$(1.5)	(47.0)%

General and Administrative. General and administrative expenses decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily because of decreases in payroll, travel, rent, consulting and professional expenses.

Research and Development. Research and development expenses consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)

Genie Mongolia	$0.5	$0.6	$1.0	$1.1
IEI	0.1	0.7	0.1	1.3
Other	—	—	0.1	0.1
Total research and development expenses	$0.6	$1.3	$1.2	$2.5

Genie Mongolia’s research and development expense in the three and six months ended June 30, 2015 and 2014 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In 2014, Genie Mongolia acquired approximately 40 kilometers of 2D seismic results and drilled in three different basins within the license areas. Genie Mongolia also continued surface mapping and other geophysical evaluation work within the areas.

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

Equity in the Net Loss of AMSO, LLC. Equity in the net loss of AMSO, LLC was nil in the three and six months ended June 30, 2015 and 2014 because AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. In the period from January 2014 through July 2015, Total funded an aggregate of $4.0 million for AMSO’s share of the capital calls that AMSO did not fund. In part because of AMSO’s decisions not to fund its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: the first $12.6 million of losses are allocated to Total, then it allocates any remaining losses proportionately such that AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital equals their ownership interests.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.2	$2.5	$(0.3)	(13.2)%	$4.7	$5.7	$(1.0)	(17.0)%

The decrease in general and administrative expenses in the three and six months ended June 30, 2015 as compared to the same periods in 2014 was mostly due to a decrease in stock-based compensation expense, which decreased to $1.3 million in the three months ended June 30, 2015 from $1.4 million in the three months ended June 30, 2014 and decreased to $2.4 million in the six months ended June 30, 2015 from $3.0 million in the six months ended June 30, 2014. As a percentage of our consolidated revenues, Corporate general and administrative expenses increased from 5.2% in the three months ended June 30, 2014 to 5.5% in the three months ended June 30, 2015 and increased from 3.2% in the six months ended June 30, 2014 to 4.1% in the six months ended June 30, 2015 because of the decrease in revenues.

Consolidated

Selling, General and Administrative. On October 28, 2011, we were spun-off by IDT Corporation, or IDT, our former parent company (the Spin-Off). IDT charges us for services it provides pursuant to an agreement, and we charge IDT for specified administrative services that we provide to certain of IDT’s foreign subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, were $0.4 million and $0.5 million in the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $1.1 million in the six months ended June 30, 2015 and 2014, respectively, which are included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.6 million and $2.8 million in the three and six months ended June 30, 2015, respectively, compared to $1.7 million and $3.6 million in the same periods in 2014. The decrease in stock-based compensation expense was primarily due to unrecognized compensation cost that was fully recognized in the period from July 1, 2014 to December 31, 2014. At June 30, 2015, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $14.0 million. The unrecognized compensation cost is recognized over the expected service period.

On May 5, 2015, the Compensation Committee of our Board of Directors approved the grant of deferred stock units in GRE to certain of our officers and employees. Howard S. Jonas, our Chairman and Chief Executive Officer, was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, our Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, our Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and the other employees were granted deferred stock units representing an aggregate of 0.6% of the outstanding equity in GRE. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRE deferred stock units on the date of grant was $4.0 million, which is being recognized on a straight-line basis over the vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Loss from operations	$(4.3)	$(4.3)	$—	0.3%	$(6.0)	$(10.8)	$4.8	44.2%
Interest income	0.1	0.1	—	3.0	0.2	0.1	0.1	4.7
Financing fees	(0.6)	(0.6)	—	4.8	(1.3)	(1.5)	0.2	15.6
Other expense, net	(0.1)	(0.1)	—	(222.2)	(0.1)	—	(0.1)	(362.1)
Benefit from (provision for) income taxes	0.2	(0.1)	0.3	252.2	0.1	—	0.1	145.7
Net loss	(4.7)	(5.0)	0.3	5.6	(7.1)	(12.2)	5.1	41.1
Net loss attributable to noncontrolling interests	0.2	0.1	0.1	67.6	0.6	0.5	0.1	29.9
Net loss attributable to Genie	$(4.5)	$(4.9)	$0.4	7.7%	$(6.5)	$(11.7)	$5.2	44.2%

Financing Fees. Financing fees are the volumetric fees charged by BP Energy Company under the Preferred Supplier Agreement between IDT Energy and BP. Financing fees slightly decreased in the three months ended June 30, 2015 and decreased in the six months ended June 30, 2015 compared to the same periods in 2014 primarily because of the lower consumption by GRE’s customers.

Other Expense, net.  The change in other expense, net was primarily due to the change in foreign currency translation losses to losses of $0.1 million in both the three and six months ended June 30, 2015, respectively, from losses of $44,000 and $27,000 in the three and six months ended June 30, 2014, respectively.

Benefit from (Provision for) Income Taxes. The changes in income taxes in the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to the changes in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, DAD Sales, LLC, or DAD, and Tari Corporation, or Tari are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes GRE’s aggregate income (loss) before income taxes and benefit from (provision for) income taxes:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Genie Retail Energy:
Aggregate (loss) income before income taxes	$(0.4)	$0.4	$2.4	$(1.4)

Aggregate benefit from (provision for) income taxes	$0.1	$—	$(1.1)	$0.6

Net Loss Attributable to Noncontrolling Interests. The increase in net loss attributable to noncontrolling interests in the three and six months ended June 30, 2015 compared to the same periods in 2014 relates mainly to changes in the net income (loss) attributable to CCE, DAD and Tari, our consolidated variable interest entities.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, and sales of equity interest in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $60.7 million balance of cash, cash equivalents, and certificates of deposit that we held at June 30, 2015 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending June 30, 2016, including Afek’s anticipated substantial expenditures in the twelve months ending June 30, 2016.

We are considering sales of equity interests in Afek, the various GOGAS segment projects or in GOGAS to provide the necessary financing for such activities.

At June 30, 2015, we had working capital (current assets less current liabilities) of $91.8 million.

	Six months ended June 30,
	2015	2014
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(3.5)	$(7.1)
Investing activities	(11.2)	1.8
Financing activities	(1.3)	(0.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1

Decrease in cash and cash equivalents	$(15.9)	$(6.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE, DAD, and Tari are consolidated variable interest entities. We determined that since the acquisition of the interest in CCE, DAD and Tari, we had the power to direct the activities of these entities that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE, DAD and Tari that could potentially be significant to CCE, DAD and Tari on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, DAD and Tari, and as a result, we consolidate CCE, DAD and Tari within our GRE segment. We provided CCE, DAD and Tari with all of the cash required to fund their operations. In the six months ended June 30, 2015 and 2014, CCE, DAD and Tari repaid to us $0.8 million and $0.6 million, respectively.

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP. The agreement’s termination date was extended to September 30, 2015. We are negotiating with BP and expect to have an agreement in place by September 30, 2015. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2015, we were in compliance with such covenants. At June 30, 2015, restricted cash—short-term of $1.0 million and trade accounts receivable of $23.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.9 million at June 30, 2015.

At June 30, 2015, we had an aggregate of $2.5 million accrued for certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q. In one matter, which is included in this accrual, subject to the approval of the Pennsylvania Public Utility Commission, IDT Energy will issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014.

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

Investing Activities

Our capital expenditures were $0.3 million in the six months ended June 30, 2015 compared to $0.8 million in the six months ended June 30, 2014. Costs for research and development activities are charged to expense when incurred.

In the six months ended June 30, 2015 and 2014, we used cash of $10.9 million and nil, respectively, for investments in Afek’s unproved oil and gas property in the southern portion of the Golan Heights in Northern Israel. We had purchase commitments of $10.4 million at June 30, 2015 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending June 30, 2016 will be between $12 million and $15 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through July 2015, Total funded an aggregate of $4.0 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.4% and Total’s ownership interest increased to 57.6%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 29.7% and Total’s share increased to 70.3%. AMSO’s share of AMSO, LLC’s budget for the remainder of 2015 is $0.5 million. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

In the six months ended June 30, 2015 and 2014, proceeds from maturities of certificates of deposit were nil and $2.6 million, respectively.

Financing Activities

In the six months ended June 30, 2015, we paid aggregate Base Dividends of $0.3188 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid was $0.7 million. On July 16, 2015, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the second quarter of 2015. The dividend will be paid on or about August 14, 2015 to stockholders of record as of the close of business on August 6, 2015. In the six months ended June 30, 2014, we paid aggregate Base Dividends of $0.3188 per share on our Preferred Stock. The aggregate amount paid was $0.6 million.

In the six months ended June 30, 2015, we paid aggregate dividends of $0.12 per share on our Class A common stock and Class B common stock in the aggregate amount of $3.0 million. No dividend was paid on our Class A common stock and Class B common stock in the six months ended June 30, 2014. On August 6, 2015, we announced that our Board of Directors had suspended dividends on our common stock for the current time.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and Epiq. In the six months ended June 30, 2015 and 2014, we paid $0.2 million and $0.6 million, respectively, related to these acquisitions. At June 30, 2015, there were estimated contingent payments of $0.6 million remaining to be paid. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

We received proceeds from the exercise of our stock options of $0.1 million and $27,000 in the six months ended June 30, 2015 and 2014, respectively.

Our subsidiary, GOGAS, issued a stock option in June 2011 to Michael Steinhardt, the Chairman of the Board of IEI, at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised. Mr. Steinhardt received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt received an approximately 1.7% interest in AMSO. The exercise price was paid $2.5 million in cash and $2.5 million in promissory notes due in November 2015. The notes bear interest at 0.43% per annum, and are secured by 50% of the shares received in the exercise.

In the six months ended June 30, 2014, we received an advance on the sale of an interest in a subsidiary of $0.3 million.

In the six months ended June 30, 2015, we paid $22,000 to repurchase 3,740 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. We did not repurchase shares of our Class B common stock in the six months ended June 30, 2014.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to 7.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended June 30, 2015 and 2014. At June 30, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2015, the Loan Agreement was modified to extend the maturity date from April 30, 2015 to April 30, 2016. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At June 30, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2015, letters of credit of $7.2 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $25.2 million at June 30, 2015 from $31.7 million at December 31, 2014 reflecting the seasonal decline in revenue, particularly for natural gas, since December 31, 2014.

Inventory of natural gas decreased to $1.1 million at June 30, 2015 from $2.5 million at December 31, 2014 due to a 37% decrease in quantity and a 30% decrease in the average unit cost at June 30, 2015 compared to December 31, 2014. Inventory at June 30, 2015 and December 31, 2014 also included $8.8 million and $8.7 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at June 30, 2015:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Commitment to invest in AMSO, LLC (1)	$0.5	$0.5	$—	$—	$—
Purchase obligations	10.4	7.4	3.0	—	—
Renewable energy credit purchase obligations	39.4	8.3	24.7	5.5	0.9
Operating leases	0.6	0.3	0.3	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)(3)	$50.9	$16.5	$28.0	$5.5	$0.9

(1)

The amount and timing of AMSO’s payments to AMSO, LLC is based on the remaining 2015 budget and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO has not funded the capital calls for any quarter since the fourth quarter of 2013. In the period from January 2014 through July 2015, Total funded an aggregate of $4.0 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decision not to fund its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 42.4% and Total’s ownership interest increased to 57.6%. AMSO is evaluating its options with respect to funding AMSO, LLC during the remainder of 2015, and funding of less than its full share would result in further dilution of its interest in AMSO, LLC.

(2)

The above table does not include estimated contingent payments of $0.6 million in connection with the acquisition of Diversegy, LLC and Epiq Energy, LLC due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2015 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$7.2	$7.2	$—	$—	$—

(1)	The above table does not include an aggregate of $12.9 million in performance bonds at June 30, 2015 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2015, GRE had aggregate performance bonds of $12.9 million outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2015 had remained the same as in the six months ended June 30, 2014, our gross profit from electricity sales would have decreased by $7.9 million in the six months ended June 30, 2015 and our gross profit from natural gas sales would have decreased by $6.1 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at June 30, 2015 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2015	2,576,000 MWh
Electricity	August 2015	2,251,200 MWh
Electricity	October 2015	52,800 MWh
Electricity	November 2015	48,000 MWh
Electricity	December 2015	186,560 MWh
Electricity	January 2016	251,200 MWh
Electricity	February 2016	263,760 MWh
Natural gas	July 2015	800,000 Dth
Natural gas	August 2015	730,000 Dth
Natural gas	September 2015	825,000 Dth
Natural gas	October 2015	755,000 Dth
Natural gas	January 2016	1,942,500 Dth
Natural gas	July 2016	310,000 Dth
Natural gas	August 2016	800,000 Dth

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2015:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2015	—	$—	—	6,896,669
May 1–31, 2015	—	$—	—	6,896,669
June 1–30, 2015	—	$—	—	6,896,669

Total	—	$—	—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.01(1)	Addendum to Amended and Restated Employment Agreement, effective as of April 20, 2015, between the Registrant and Avi Golden.

10.02(2)	Employment Agreement, dated June 17, 2015, between the Registrant, Genie Energy E&P Ltd. and Geoffrey Rochwarger.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Form 8-K/A, filed May 14, 2015.
(2)	Incorporated by reference to Form 8-K/A, filed June 23, 2015.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

August 10, 2015	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

August 10, 2015	By:	/s/ Avi Goldin
Avi Goldin
Chief Financial Officer

