Form 10-K
period 2015-12-31
Genie Energy Ltd.
filed 2016-03-15
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 1-35327

Genie Energy Ltd.
(Exact name of registrant as specified in its charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broad Street, Newark, New Jersey 07102
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $10.47 per share, as reported on the New York Stock Exchange, was approximately $163 million.

As of March 8, 2016, the registrant had outstanding 23,058,559 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 201,017 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 5, 2015, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is comprised of the following two businesses:

Genie Retail Energy, (GRE), which acts through various subsidiaries, resells electricity and natural gas to residential and small business customers operating primarily in the Mid-Atlantic and Midwestern United States. It also provides brokerage and advisory services to large commercial customers in deregulated markets. Since its inception in 2004, GRE has grown to become one of the nation’s largest independent retail energy providers, which are commonly referred to as “REPs”.

Genie Oil and Gas, Inc., (GOGAS), is an oil and gas exploration company. GOGAS projects include an oil and gas exploration project in Israel operated by its subsidiary, Afek Oil and Gas, Ltd. In 2013, the Government of Israel awarded Afek an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. We are in the process of submitting our work plan for the subsequent exploration phases and once submitted, Israel’s National Infrastructure, Energy and Water Ministry is expected to extend our license. Pursuant to that license, Afek is conducting an exploratory drilling program of up to ten wells throughout its license area, as well as a well flow test program. The results of the exploration program to date are consistent with our original theory and demonstrate the existence of significant hydrocarbon resources, although there are still unknowns that will impact the commercial viability of the resource.

CORPORATE STRUCTURE

Genie Energy Ltd., a Delaware corporation, owns 99.3% of its subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of GRE, and 92% of GOGAS. GOGAS holds an 86.5% interest in Afek Oil & Gas Ltd., or Afek. In addition, GOGAS has a 98.3% interest in American Shale Oil Corporation, or AMSO, which holds and manages a 41.3% interest in American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado. GOGAS also holds majority interests in two inactive oil and gas projects: an 86.1% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel, and an 88.4% interest in Genie Mongolia, Inc., an oil shale exploration project in Central Mongolia.

GRE has outstanding deferred stock units granted to directors and employees that represent an interest of 3.9% of the equity of GRE.

REPORTABLE SEGMENTS

We have three reportable business segments: Genie Retail Energy, Afek Oil and Gas, Ltd., and Genie Oil and Gas. Our reportable segments are distinguished by types of service, customers and methods used to provide their services. Financial information by segment and geographic areas is presented in “Note 16—Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

GENERAL BUSINESS INFORMATION

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. Our telephone number is (973) 438-3500 and our web site is www.genie.com.

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

Our web site (www.genie.com) and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

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

In April 2013, the Government of Israel finalized the award to our subsidiary, Afek, of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights in Northern Israel. The initial term of the license expires in April 2016. Afek is taking the required steps to obtain an extension.

In December 2013, GRE acquired Dallas-based Diversegy, LLC, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, and Epiq Energy, LLC (now IDT Energy Network, LLC), its network marketing channel.

In April 2014, Israel’s Northern District Planning and Building Committee issued a one year exploratory drilling permit to Afek. The permit authorized the company to drill up to ten exploratory wells within its exploratory license area.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights pursuant to its petroleum exploration license.

In October 2015, Afek confirmed the presence of hydrocarbons in its license area based on the data gathered from its exploratory drilling program.

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

RECENT DEVELOPMENTS

Afek

In February 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue its oil and gas exploratory drilling program. The original one-year permit would have expired in February 2016. Also, in February 2016, Afek initiated a well flow test program within the previously drilled Nes 3 well.

Mongolia

In 2015, GOGAS halted exploration activities in Mongolia and sharpened its strategic focus on the opportunity at Afek. The regulatory environment in Mongolia remains difficult, and the decline in the price of oil has reduced the attractiveness of the opportunity.

IEI

On September 2, 2014, the Jerusalem District Committee for Planning and Building declined to issue IEI a permit to build and operate a pilot drilling project. IEI had an exclusive Shale Oil Exploration and Production License awarded in 2008 by the Israeli Ministry of National Infrastructure that expired in July 2015. IEI continues to evaluate its options to determine the best course of action to move forward to exploit the abundant oil shale resource in Israel. Operations at IEI are currently on hold.

AMSO

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. We are currently considering our options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs.

Dividends

We pay a quarterly dividend on both of our common and preferred stock. The aggregate dividends paid in the year ended December 31, 2015 on our Class A and Class B common stock (the “Common Stock”) was $3 million, as follows:

•         On March 31, 2015, we paid a quarterly Base Dividend of $0.06 per share on our Common Stock for the fourth quarter of 2014 to stockholders of record at the close of business on March 23, 2015.

•         On May 22, 2015, we paid a quarterly Base Dividend of $0.06 per share on our Common Stock for the first quarter of 2015 to stockholders of record at the close of business on May 15, 2015.

On August 6, 2015, the Company announced that its Board of Directors had suspended dividends on the Company’s common stock for the current time. However, on January 22, 2016, the Company announced that its Board of Directors approved resuming the quarterly dividend on our Common Stock, and on February 12, 2016, we paid a quarterly Dividend of $0.06 per share to stockholders of record as of the close of business on February 5, 2016.

The aggregate dividends paid in the year ended December 31, 2015 on our Preferred Stock was $1.5 million, as follows:

•         On February 15, 2015, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2014 to stockholders of record at the close of business on February 5, 2015 of our Preferred Stock.

•         On May 15, 2015, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2015 to stockholders of record at the close of business on May 6, 2015 of our Preferred Stock.

•         On August 14, 2015, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2015 to stockholders of record at the close of business on August 6, 2015 of our Preferred Stock.

•         On November 16, 2015, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2015 to stockholders of record as of the close of business on November 4, 2015.

On February 16, 2016, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2015 to stockholders of record at the close of business on February 5, 2016, in the aggregate amount of $0.4 million.

Genie Retail Energy

In November 2004, IDT launched a retail energy provider business in New York State, which has grown its geographic footprint and customer base significantly while diversifying its service offerings. Today, GRE operates two active REP businesses which resell natural gas and electricity to residential and small business customers. IDT Energy operates in eight utility markets in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania, four utility territories in Maryland and one utility territory in each of Washington, D.C. and Illinois. Residents Energy operates in eight utility markets in New York, seven utility markets in Pennsylvania and five utility markets in New Jersey.

As discussed more fully below, on February 23, 2016, the New York Public Service Commission (PSC) issued an order that sought to impose significant new restrictions on REPs operating in New York, including GRE. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon GRE’s operations in New York. As of December 31, 2015, New York represented 53% of GRE’s total meters served and 44% of the total residential customer equivalents, or RCEs, of GRE’s customer base.

GRE REPs have applications pending to enter into additional utility service areas, primarily natural gas and dual meter territories, in Pennsylvania, Maryland, Washington, D.C. and Illinois. We continue to evaluate additional, deregulation-driven opportunities in other states.

GRE’s REP businesses, particularly sales of natural gas, are seasonal businesses. Approximately 64% and 59% of our natural gas revenues in the years ended December 31, 2015 and December 31, 2014, respectively were generated during the first quarter, when the demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas, approximately 30% and 20% of total revenues from electricity sales were generated in the third quarter of 2015 and 2014, respectively.

GRE’s revenues represent 100% of our total consolidated revenues since our inception. In the year ended December 31, 2015, GRE generated revenues of $210 million comprised of $167 million from sales of electricity, $41 million from sales of natural gas, and other revenue of $2 million, as compared with revenues of $275 million in the year ended December 31, 2014 comprised of $214 million from the sales of electricity, $58 million from the sales of natural gas and other revenue of $3 million. Electricity sales have become a more significant portion of GRE’s business in recent years. In addition, in the year ended December 31, 2015, GRE had income from operations of $13 million, as compared to income from operations of $4 million in the year ended December 31, 2014.

The weather has a significant impact on GRE’s operations. For example, unusually sustained cold weather in the first quarter of 2014 drove increased demand. Coupled with short reserves of natural gas in the wholesale markets and delivery constrictions beyond our control, this caused a significant increase in revenues and direct cost of revenues in the first quarter of 2014. In addition, many electricity generation plants are in fact natural gas fired. The winter’s “polar vortex” resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE’s REPs and other retail providers purchase their supply.

Because of the resulting dramatic increases in wholesale electricity costs, the retail electricity prices that GRE’s REPs and many other variable rate electricity suppliers charged to their customers also increased sharply. These retail electricity price increases resulted in large numbers of complaints, regulatory actions, and calls for legislation, regulation and litigation. GRE’s subsidiary, IDT Energy, also paid approximately $5 million in rebates to affected customers in the year ended December 31, 2014. These events adversely affected GRE’s REPs customer churn, gross margins and results of operations.

As discussed more fully below in Item 3 “Legal Proceedings” in this Annual Report, IDT Energy reached an agreement in principle on a settlement with the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate terminating litigation with no admission of liability or finding of wrongdoing by IDT Energy.

The settlement must be approved by the Pennsylvania Public Utility Commission, which is expected in the second quarter of 2016.

In December 2013, GRE acquired Dallas-based Diversegy, LLC, or Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers, and its network marketing channel, Epiq Energy, LLC, or Epiq, since renamed IDT Energy Network, or IDTEN. Diversegy connects large commercial and industrial customers with its portfolio of competitive energy products provided by some of the industry’s leading energy suppliers. Diversegy evaluates alternative supply sources based on its customers’ usage patterns and risk profiles in order to provide options that benefit their bottom lines. IDTEN provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. IDTEN offers its direct marketing representatives the opportunity to earn commissions on energy supply based on the consumption of the customers they bring into the program.

During 2015, we worked to integrate Diversegy and IDTEN into our existing operations and platform. We restructured both organizations so that they are both based in our Newark headquarters. Neither company contributed materially to revenues in 2015, but we expect that Diversegy will contribute positive net income and that IDTEN will contribute to meter growth in 2016.

Industry Overview

GRE operates retail energy providers that operate in states with deregulated retail energy markets. Like other REPs, GRE’s REPs purchase electricity and natural gas on the wholesale markets and resell the commodities to its customers, primarily homeowners, renters and small businesses. The incumbent local utilities continue to handle electricity and natural gas distribution, billing, and collections. A portion of the proceeds billed to GRE’s REPs customers for the commodity supply is remitted to the REPs.

GRE has no significant fixed assets and low levels of capital expenditure. Its direct cost of revenues is incurred to purchase electricity and natural gas in their respective wholesale markets. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing and purchase of receivables fees paid to the utilities, and program management.

Customers; Marketing

The services of GRE’s REPs, IDT Energy and Residents Energy, are made available to customers under several categories of terms and conditions. The large majority of our current customer base is enrolled in variable rate programs, the only programs GRE’s REPs offered until 2014, via automatically renewing or month-to-month agreements, which enable us to recover our wholesale costs for electricity and natural gas through adjustments to the rates charged to our customers. The frequency and degree of these rate adjustments are determined by GRE, and are not restricted by regulation.

Variable rate energy supply programs are available to all customers in all states served by GRE’s REPs. Likewise, Renewable (Green) energy supply options exist in all markets served by GRE’s REPs. Renewable (Green) Electricity supply is 100% matched with renewable energy certificates that reflect the generation of electricity from sources like running water, wind, solar and biomass.

For our variable rate product, the amount we charge to our customers changes with our costs for the underlying commodity. During times of rising costs, the number of complaints made to our call center or to the state regulators may increase. We proactively seek to address customer concerns through rebates and incentives, as well as by providing accurate information and through communications with regulators.

In 2014, we began offering fixed electric rates in select utility territories with rates guaranteed for up to one year. These offerings represent a small but growing portion of our business. GRE’s REPs fixed-rate offerings are currently available in seven utility service areas in Pennsylvania, three in New York, three in New Jersey, one in Maryland and one in Illinois.

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

The electricity and natural gas we sell are metered and delivered to customers by the local utilities. Consequently, we do not have a maintenance or service staff for customer locations. The utilities also provide billing and collection services for the majority of our customers. For a small number of direct bill customers, we perform our own billing and collection. Additionally, GRE’s REPs’ receivables are generally purchased by the utilities in whose areas we operate for a percentage of their face value (as of December 31, 2015, approximately 2.0%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against the REP.

GRE’s REP businesses market their energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, network marketing through IDTEN, direct mail and internet signup. As of December 31, 2015, GRE’s REPs serviced 392,000 meters (264,000 electric and 128,000 natural gas), as compared to 363,000 meters (234,000 electric and 129,000 natural gas) as of December 31, 2014.

GRE’s strategy is to acquire profitable customers in low-risk markets, specifically where the utilities have adopted a portfolio of REP-friendly, regulatory-driven programs. Key among these programs is purchase of receivables, or POR, programs, where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility for billing the individual customer and the subsequent collection of the remittances. Additionally, we target markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. This allows GRE to reflect a true market cost base and adjust its rates to its variable rate customers taking into account its competitors who change their commodity prices at longer intervals.

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

We also regularly monitor other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region to facilitate entry into the region contingent upon favorable deregulatory developments.

Acquisition and Management of Gas and Electric Supply

Since 2009, IDT Energy has been party to a Preferred Supplier Agreement with BP Energy Company, or BP. The agreement allows for purchases of electricity and natural gas for customers focused in areas where the utilities have POR programs. Under the arrangement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The agreement with BP has been amended to cover the territories in which we operate. The agreement was modified and extended on November 19, 2015, and is scheduled to terminate on November 30, 2019. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

GRE is required to meet certain minimum green energy supply criteria in some of the markets in which it operates. We meet those thresholds by acquiring renewable energy certificates, or REC’s. In addition, GRE offers green or other renewable energy products to its customers in several territories. GRE acquires green renewable energy conversion rights or attributes and REC’s to satisfy the load requirements for these customers.

As an owner of REPs, GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. GRE’s REPs currently contract with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services, and utilizes the New York Independent System Operator, Inc., or NYISO, and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania, Maryland and Illinois) and the District of Columbia.

For risk management purposes, GRE REPs utilize forward physical delivery contracts for a portion of their purchases of electricity and natural gas, which are defined as commodity derivative contracts. In addition, GRE’s REPs enter into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas.

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

Diversegy and IDT Energy Network (IDTEN)

Diversegy, which we acquired in December 2013, operates as an energy broker and advisor to industrial, commercial and municipal customers across deregulated energy markets in the United States. Customers of all types and size have the ability to leverage Diversegy’s expertise and purchasing power as they evaluate their electricity and natural gas procurement plans. Diversegy allows us to enter more markets around the country as we are not limited to only the markets we operate as a REP, and we are not responsible for assuming the risk associated with procuring and managing the commodity.

IDTEN (formerly Epiq Energy, LLC), which we also acquired in December 2013, has built and operates a network marketing platform that sells GRE’s REPs’ and Diversegy’s services. IDTEN offers an innovative direct sales opportunity to individuals who are seeking to profit from the deregulation of energy in the United States, focusing on residential and small to medium-sized businesses. IDTEN’s sales channel has the potential to reach customers our traditional sales channels of door-door marketing and outbound telemarketing has difficulty in reaching. During 2015, IDTEN recruited active independent representatives in states where GRE operates REPs.

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

In the latter part of 2014, GRE began offering a fixed rate plan for up to one year to electric customers in Pennsylvania, New Jersey and Illinois. This was expanded into New York and Maryland in 2015 and represents approximately 16% of the electric customer base.

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

Regulation

As of December 31, 2015, GRE’s REPs operate in eight utility territories in New York, six utility territories in New Jersey, eight utility territories in Pennsylvania, four utility territories in Maryland, one in Washington D.C. and one in Illinois. IDT Energy recently received regulatory approvals to enter nine new utility territories in Pennsylvania and one new territory covering Maryland and Washington D.C. Residents Energy recently received regulatory approval from the Public Utility Commission of Ohio to sell electricity and gas in the state of Ohio and from the Illinois Commerce Commission to sell electricity in the State of Illinois. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the State of Maryland, the State of Illinois, the District of Columbia, the State of Ohio, the federal government, and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

Like all operators of REPs, GRE is affected by the actions of governmental agencies, mostly on the state level, by the respective state Public Service/Utility Commissions, and other organizations (such as NYISO and PJM) and indirectly the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. GRE’s REPs may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

If GRE’s REPs enter territories outside of the utility regions within which they currently operate in New York, New Jersey, Pennsylvania, Maryland, Illinois and Washington D.C., or territories outside of these states, they would need to be licensed and would be subject to the rules and regulations of such states or municipalities and respective utilities.

As of December 31, 2015, Diversegy was licensed to serve as a broker of electricity in New Jersey, Pennsylvania, Maryland, the District of Columbia, Illinois, Ohio, Rhode Island, New Hampshire, Massachusetts and Delaware, and as a gas broker in New Jersey, Maryland, Ohio, Rhode Island and New Hampshire. IDTEN was licensed as an electricity broker in New Jersey, Illinois, Ohio, the District of Columbia, Maryland and Pennsylvania, and as a gas broker in New Jersey, Ohio, Maryland, Pennsylvania, New Hampshire and the District of Columbia. Both Diversegy and IDTEN serve as brokers in other states that do not require licenses.

Employees

As of March 1, 2016, GRE employed 145 full time employees, 68 of whom are located in the Jamestown, New York office, of which approximately 85% are affiliated with our customer care center, 46 of whom are located in our New Jersey office and 31 of whom are located in the Florida and New York offices performing customer acquisition and support.

Genie Oil and Gas, Inc.

Genie Oil and Gas (GOGAS) is an oil and gas exploration company. GOGAS currently holds our interests in four development projects, two of which are currently inactive and another of which does not currently have a funding source for continued operations: (1) an 86.5% interest in Afek, which operates an exploration project in the southern portion of the Golan Heights in Northern Israel (2) an 88.4% interest in Genie Mongolia, Inc., an inactive oil shale exploration project in Central Mongolia, (3) a 98.3% interest in AMSO, which holds and manages a 41.3% interest in AMSO, LLC, an oil shale development project in Colorado, that is a joint venture with Total, S.A., and (4) an 86.1% interest in IEI, an inactive oil shale development project in Israel’s Shfela Basin.

The Genie Mongolia, AMSO, LLC and IEI projects are early stage oil shale projects. Oil shale is an organic-rich, fine-grained sedimentary rock that contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. However, extracting oil and gas from oil shale is more complex than conventional oil and gas recovery and is more expensive. Rather than pumping it directly out of the ground in the form of liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative which we and others are researching and developing is in-situ retorting, which involves heating the oil shale to a temperature of approximately 660°F while it is still underground, and then pumping the resulting liquid and/or gases to the surface. In-situ retorting is considered to be less environmentally invasive than surface retorting and may offer significant economic advantages.

Afek Oil and Gas Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek is in the process of submitting its work plan for the subsequent exploration phases and is taking the required steps to seek extension of the license, which is currently scheduled to expire in April 2016. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic surveys and the reprocessing of the 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts.

In early 2014, Afek submitted a permit application to the Northern District Planning and Building Committee to conduct an exploration drilling program to further characterize the resource in its license area. In July, the Northern District Planning and Building Committee voted to approve an up to ten-well exploratory drilling program, and subsequently issued the requisite permits.

In October, 2014, the High Court of Justice in Israel issued an interim order to halt Afek’s drilling program until it could rule on a petition filed by the Israel Union for Environmental Defense and some local residents challenging the issuance of the drilling permit. In December 2014, the Court ruled against the petitioners, and lifted its interim order.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In addition, the initial phase of the flow test program is underway which will test multiple target zones within one, or more, of the completed wells. The results of the exploration program to date are consistent with our original theory and demonstrate the existence of significant hydrocarbons in the basin, although there are still unknowns that will impact the commercial viability of the resource. The next step is to execute and analyze the results of flow tests and other data to determine the nature of the hydrocarbons and the potential production methodology and associated costs of potential commercial development. We remain excited about the potential for this project and look forward to gathering more information to determine next steps and the future path. The volume of the resources and to what extent they may be extractable cannot yet be determined. The resources do not constitute proved, probable or possible reserves.

On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploratory program in the area covered by its exploratory license issued by Israel’s National Infrastructure, Energy and Water Ministry.

Afek incurred exploration expenses of $6.6 million, $7.0 million and $4.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. In September 2014, Genie Mongolia signed a prospecting agreement with the Petroleum Authority of Mongolia covering an additional 25,000 square kilometers in Central Mongolia. In light of the progress achieved by Afek in Northern Israel, we suspended our operations in Mongolia.

Genie Mongolia maintains the rights to the acreage it has acquired, however, it has reduced its operating expenses and is looking to divest its assets in Mongolia.

Genie Mongolia incurred research and development expenses of $1.7 million, $2.7 million and $3.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

American Shale Oil Corporation

The U.S. Bureau of Land Management, or BLM, effective January 1, 2007, issued to EGL Resources a lease for research, development and demonstration, or RD&D Lease, in western Colorado, which it assigned to its affiliate, E.G.L. Oil Shale, L.L.C. (or EGL). In April 2008, EGL was acquired by AMSO and IDT (and subsequently renamed AMSO, LLC) in exchange for cash of $5.5 million, certain commitments for future funding of AMSO, LLC’s operations and a 1% override on AMSO, LLC’s future revenue. In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. As a result of dilution resulting from Total funding certain capital calls for AMSO, AMSO currently holds a 41.3% interest in AMSO, LLC.

According to reports from the United States Geological Service, or USGS, oil shale resources in the United States are estimated at over 4 trillion barrels; and based on management estimates, could potentially supply the U.S.’s demand for liquid fuel over the next 100 years. The majority of those deposits are found in the Green River Formation, which spans parts of Colorado, Utah and Wyoming, the Piceance Basin of Colorado, and the Uinta Basin of Utah and Colorado. Colorado’s Piceance Basin, where AMSO, LLC’s RD&D Lease is located, contains some of the richest oil shale resources in the world (as reported by the Department of Energy and USGS sources).

AMSO, LLC’s RD&D Lease covers an area of 160 acres. The RD&D Lease had an initial ten-year term beginning on January 1, 2007 and provides for a five-year extension if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. In November 2015, AMSO, LLC satisfied the extension criteria, and the RD&D Lease was extended effective on January 1, 2017. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres, which overlap and are contiguous with the 160 acres covered by its RD&D Lease. AMSO, LLC’s plan is to target the mining interval where the illite-rich oil shale is located.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. AMSO, LLC constructed surface oil and gas processing facilities and drilled pilot wells for its pilot test in Colorado. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of AMSO, LLC’s proposed in-situ heating and retorting process. In January 2012, AMSO, LLC conducted a fully integrated commissioning test of the above and below ground facilities to determine their readiness for pilot test operations. The underground electric heater did not perform to specifications during the commissioning test. After modifications were made, in March 2013 AMSO, LLC initiated start-up of the oil shale pilot test. After approximately two weeks of operation, the down-hole electric heater failed. Pilot operations were too short to allow conclusions to be drawn about the ultimate viability of AMSO, LLC’s technical approach. AMSO, LLC subsequently decided not to attempt to re-engineer the current downhole electrical heating system. Instead, it initiated a comprehensive review of alternative heating system solutions. From 2013 through 2015, AMSO, LLC continued its review of alternative heating system solutions.

AMSO, LLC incurred $4.8 million, $7.8 million and $8.6 million for research and development in the years ended December 31, 2015, 2014 and 2013, respectively.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. We are currently considering our options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs.

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

IEI is evaluating whether and how to exploit the abundant oil shale resource in Israel in light of the Committee’s decision. Operations at IEI are currently suspended.

IEI incurred $0.2 million, $2.6 million and $3.7 million for research and development in the years ended December 31, 2015, 2014 and 2013, respectively.

Financing

We are considering sales of equity interests in Afek or GOGAS to provide the necessary financing for their activities.

Competition

If GOGAS is successful in developing and producing commercial quantities of oil and gas from oil shale and other conventional and unconventional resources in an environmentally acceptable manner and receives all the necessary regulatory approvals, then, in the commercial production phases of operations, it will likely face competition from conventional and unconventional oil producers, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the volatility of the oil and gas market (including as to price, availability, refining capacity and other factors).

Regulation

The RD&D Lease held by AMSO, LLC covers an area of 160 acres. The RD&D Lease had an initial ten-year term beginning on January 1, 2007 and provides for a five-year extension if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. In November 2015, AMSO, LLC satisfied the extension criteria, and the RD&D Lease was extended effective on January 1, 2017. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres, which overlap and are contiguous with the 160 acres covered by its RD&D Lease.

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

Afek holds an exclusive exploration license in Northern Israel’s Golan Heights, granted by Israel’s National Infrastructure, Energy and Water Ministry. Its up to ten-well exploratory drilling program was approved by the Northern District Planning and Building Committee. The original oil and gas exploration license term expires in April 2016, and Afek is required to file an application to extend the term with the Ministry of Infrastructure, Energy and Water. We believe the extension will be granted. In February 2015, Afek began drilling its first exploratory well. Contingent upon the results of its exploration program, Afek may seek to declare a commercial discovery and apply for a commercial production lease pursuant to Israeli law. The international community considers the Golan Heights an internationally disputed territory, and therefore political risk may affect our ability to execute our plan of operations. This may influence local decision makers, as well as service providers necessary to our operations. On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploratory program in the area covered by it exploratory license issued by Israel’s National Infrastructure, Energy and Water Ministry.

IEI had an exclusive Shale Oil Exploration and Production License that was extended until July 2015 when it expired. Operations at IEI are currently on hold as IEI evaluates whether and how to exploit the abundant oil shale resource in Israel.

Intellectual Property

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for us, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in us automatically by operation of law, the employee is required to assign his or her rights to us.

In connection with its RD&D process and related technologies, some patents are registered in the name of AMSO, LLC and some patents are registered in the name of Genie IP BV., a Dutch subsidiary of our. AMSO, LLC owns five patents issued in the United States, eighteen patents issued abroad, four of which are jointly owned with Lawrence Livermore National Security, LLC (“LLNS”), as well as several pending applications, both in the United States and abroad. The issued or allowed patents include: patent No. 7,743,826 (US), which expires April 16, 2028; patent No. 7,921,907 (US), which expires January 19, 2027; patent No. 8,162,043 (US), which expires January 19, 2027; patent No. 8,464,792 (US), which expires July 27, 2031; patent No. 8,899,331 (US), granted jointly to AMSO, LLC and LLNS, which expires December 29, 2030; patent registration No. 3668 (Mongolia) which expires December 25, 2032; patent registration No. 32691 (Morocco), granted jointly to AMSO, LLC and LLNS on October 1, 2011, which expires September 30, 2029; patent registration No. 3565 (Mongolia), granted jointly to AMSO, LLC and LLNS on April 13, 2012, which expires March 29, 2031; patent No. 508 (Madagascar), granted on December 2, 2011, which expires November 2, 2029; patent No. 606 (Madagascar), granted on April 18, 2014, which expires April 27, 2031; patent registration No. 3590 (Mongolia), granted on April 13, 2012, which expires April 22, 2031; patent No. 32765 (Morocco), granted on November 1, 2011, which expires November 2, 2029; patent registration

No. 2,741,861 (Canada), granted on August 27, 2013, which expires November 2, 2029; patent registration No. 2,738,920 (Canada), granted jointly to AMSO, LLC and LLNS, which expires September 30, 2029; and patent registration No. CN 102209835 (China), granted on April 16, 2014, which expires November 1, 2029; patent No. 3895 (Mongolia), granted January 28, 2015, which expires March 29, 2031; patent No. 222732 (Israel), granted December 25, 2015, which expires March 29, 2031; Patent No. ZL201180031952.4 (China), granted on January 6, 2016, which expires March 30, 2031; Patent No. 212486 (Israel), granted March 1, 2015, which expires Nov. 2, 2029; Patent No. 216332 (Israel), granted April 1, 2015, which expires May 13, 2030; Patent No. 4102/EXT/2012 (DR Congo), granted June 17, 2014, which expires April 26, 2032; Patent No. 34256 (Morocco), granted May 2, 2013, which expires March 30, 2031; Patent No. 34231 (Morocco), granted May 2, 2013, which expires April 27, 2031; and patent No. 9,127,541 (US), which expires November 2, 2029.

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

Employees

GOGAS, excluding AMSO, employs 53 employees, while AMSO (including AMSO, LLC) employs 18 full-time employees, including a secondee assigned by Total. AMSO, IEI and Afek also retain the services of a number of professional consultants, including geologists, hydrologists, drilling and completions engineers, process engineers, environmental experts, permitting consultants, energy experts, legal, and land designation and acquisition consultants.

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

On February 23, 2016, the New York PSC issued an order that sought to impose significant new restrictions on REPs operating in New York, including GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on April 14, 2016. GRE expects that the REP industry will take additional legal action in response to the order seeking a definitive judicial review of the industry’s challenges to the PSC’s order.

We are evaluating the potential impact of the PSC’s order on our New York operations, while preparing to operate in compliance with any new requirements. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon GRE’s operations in New York. As of December 31, 2015, New York represented 53% of GRE’s total meters served and 44% of the total RCEs of GRE’s customer base.

In connection with the events described in the Risk Factor below entitled “Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations”, IDT Energy responded to formal and informal information requests from state utility commissions, state attorneys general, and state legislators related to the wholesale and retail electricity price increases in the winter of 2014. In addition, the Pennsylvania Attorney General’s Office and the Acting Consumer Advocate filed a Joint Complaint against IDT Energy with the Pennsylvania Public Utility Commission in connection with such events. Legislators and regulators may enact or modify laws or regulation to prevent the repetition of the price spikes discussed below or address customer complaints that have come to light in connection with those events. Potential regulatory and/or legislative changes may impact our ability to use our established sales and marketing channels. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current business model.

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

Competitors in the highly competitive REP market have engaged in unfair business practices to sign up new customers. Competitors engaging in unfair business practices create an unfavorable impression about our industry on consumers, regulators or political bodies. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base. The successes, failures or other activities of various REPs within the markets that we serve may impact how we are perceived in the market. Further, such practices can lead to regulatory action, such as the recent New York PSC Order, that can negatively impact us and the industry.

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

A confluence of issues in January and February 2014 associated with the 2013-2014 winter season’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply. In some regions, wholesale prices increased briefly by factors of more than eight times. Because of dramatic increases in wholesale electricity costs, the retail electricity prices that GRE’s REPs and many other variable rate electricity suppliers charged to their customers increased sharply in January and February 2014. The unusually cold weather and resultant high energy costs also adversely affected GRE’s customer churn and customer acquisition efforts. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and issued rebates to hard hit customers.

Repeats of the circumstances described above or similar circumstances could similarly harm margins and profitability in the future, and we could find it necessary to take similar or other actions that would have a negative impact on our financial condition and results of operations.

Because our variable pricing plan resulted in increased prices charged to customers, we experienced an increase in customer churn as utilities and fixed price REPs appeared to have more attractive pricing, although those increased churn levels have peaked. A failure to mitigate an increase in churn could result in decreases in meters served and revenues.

GRE has a twelve-month guaranteed rate residential offering in some utility territories, and a new brand, Residents Energy, to focus on marketing and sales of guaranteed rate offerings. We will face greater commodity risk from guaranteed rate offerings, some of which we may not be able to effectively hedge.

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

Commodity price volatility could have an adverse effect on our direct cost of revenues and our results of operations.

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

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. GRE has a Preferred Supplier Agreement with BP pursuant to which we purchase electricity and natural gas at market rate plus a fee. The agreement was modified and extended on November 19, 2015, and is scheduled to terminate on November 30, 2019. In addition to other advantages of this agreement, we are only required to post security with BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

•         Changes in operating conditions and costs, including costs of third-party equipment or services such as drilling and processing and access to power sources; and

•         Security concerns or acts of terrorism that threaten or disrupt the safe operation of our facilities.

In-situ technology for the extraction of oil and gas from oil shale is in its early stages of development and has not been deployed commercially at large scale. AMSO, LLC, Genie Mongolia and IEI may not be able to develop environmentally acceptable and economically viable technology in connection therewith.

Certain of our projects are predicated on the production and extraction of oil and gas from unconventional resources, defined as any resource other than the traditional oil well. Our initial activity is in the in-situ production of oil and gas from oil shale, which is typically more costly and is less established technically than traditional oil and gas production and therefore, incurs a higher degree of technology risk. The greater cost increases the risk that we will not be profitable given commodity price fluctuations, assuming we enter into commercial production.

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

Due to the lack of available technical resources with in-situ hydrocarbon production experience, the costs for our operations may be more expensive than planned or there could be delays in our operating plans. We are also more likely to incur delays in our drilling and operating schedule and we may not be able to meet our required work schedule. Similarly, some of the professional personnel we need for our planned operations are not available in the locations in which we operate or are not available on short notice for work in such location, and, therefore, we may need to use non-local contractors for various projects. Any or all of the factors specified above may result in increased costs and delays in our work schedule.

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

On February 25, 2016, Total informed AMSO of its decision not to continue funding AMSO, LLC. As a result, we will need to find other sources of funding or otherwise risk shutting down AMSO, LLC’s operations.

Genie Oil and Gas’ success depends on the continuing efforts of key personnel and certain strategic partners, and our efforts may be severely disrupted if we lose their services.

Our future success depends, to a significant extent, on our ability to attract and retain qualified technical personnel, particularly those with expertise in the oil and gas industry and with in-situ hydrocarbon projects. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our qualified technical personnel. Specifically, we heavily rely on the services of Harold Vinegar, Ph.D. at GOGAS, for his technical expertise, assistance in the development of our intellectual property and guidance on building out a pilot/commercial facility for potential commercial production. Specifically, Dr. Vinegar has a long-term employment agreement with us through 2017. In addition, AMSO, LLC was dependent on Total (as discussed more fully in Item 1 to Part I of this Annual Report) for technical expertise, financial support and guidance.

The unexpected loss of the services of one or more of these people and/or the technical expertise and support of certain partners, and the ability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our operations.

There are uncertainties associated with AMSO, LLC’s lease, Afek licenses and Genie Mongolia’s agreements.

The RD&D Lease awarded by the BLM to EGL Resources and acquired by AMSO, LLC covers an area of 160 acres. The lease had an initial ten-year term beginning on January 1, 2007 and provides for a five-year extension if AMSO can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. In November 2015, AMSO satisfied the extension criteria, and the RD&D Lease was extended effective on January 1, 2017. The terms of the RD&D Lease do not guarantee that the BLM will grant a commercial lease. Further, there is significant environmental opposition to the commercial production of shale oil. Under current regulation, there are numerous conditions and requirements, the evaluation of which is subject to considerable discretion by the BLM, that AMSO, LLC will have to satisfy in order to convert its RD&D Lease into a commercial lease prior to the expiration of the RD&D Lease term. These conditions, which are more fully discussed in Item 1to Part I of this Annual Report, require AMSO, LLC to demonstrate, among other things, an economically viable commercial production process which will likely depend upon the prices of competing products, including conventional oil. There can be no assurance that AMSO, LLC will satisfy all of these conditions and requirements. Additionally, there have been proposed changes to the regulations governing commercial leases such as the lease into which AMSO, LLC intends to convert its RD&D Lease. The BLM indicated that it intends to issue new commercial oil shale regulations, which could affect the commercial royalty rates and the conversion criteria. Although the conversion terms of AMSO, LLC’s RD&D Lease provide for applicability of the existing regulatory scheme, we cannot assure you that we will not be subjected to more restrictive or less favorable regulations.

IEI had an exclusive Shale Oil Exploration and Production License that covers approximately 238 square kilometers in the south of the Shfela region in Israel. The license expired in July 2015. Although IEI may apply for a new license, there is no guarantee that a new license would be granted or that the license will not be successfully challenged by environmental or other opposition groups.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Because of the dispute as to the status of the Golan Heights, operations under the license may initiate international criticism, sanctions and boycotts. The political uncertainties surrounding the Golan Heights may result in (i) questions regarding the validity of the license granted to Afek by the State of Israel,; (ii) disputed titles to any resources extracted; (iii) possible sanctions on Afek or us or restrictions on sale of any extracted resources; and (iv) possible negative publicity or other adverse public activities or perceptions of Afek and us. In addition, if the Golan Heights are returned to Syria by Israel, the continuation of Afek’s license would be in doubt.

In February 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploratory program in the southern portion of the area covered by it exploratory license issued by Israel’s National Infrastructure, Energy and Water Ministry. The original oil and gas exploration license term expires in April 2016, and Afek is required to file an application to extend the term with the Ministry of National Infrastructure Energy and Water. We believe the extension will be granted.

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia.

In September 2014, Genie Mongolia signed a prospecting agreement with the Petroleum Authority of Mongolia covering an additional 25,000 square kilometers in Central Mongolia. In light of the progress achieved by Afek in Northern Israel, we suspended our operations in Mongolia.

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

There are other mineral leases which are collocated with AMSO, LLC’s lease interests, including the territory designated for AMSO, LLC’s commercial lease conversion. While some of these other leases are subject to special oil shale stipulations requiring the leaseholders to minimize potential impacts and prevent interference with oil shale development, others are not. Although AMSO, LLC works to coordinate drilling plans and operations with these collocated leaseholders to preserve the integrity of its resource and operations, we cannot guaranty that these collocated leases will not interfere with AMSO, LLC’s operations.

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

Our success depends, among other things, on our ability to use and develop our technology and know-how without infringing on the intellectual property rights of third parties. The validity and scope of claims relating to our technology involve complex scientific, legal and factual questions and analysis. It is therefore difficult to accurately predict whether or not a third party will assert that we are infringing on its intellectual property or whether it would prevail. Although we are not currently aware of any infringement or of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, in many jurisdictions, patent applications remain confidential and are not published for some period after filing. Thus, we may be unaware of other parties’ pending patent applications that relate to our processes. While at present we are unaware of competing patent applications, such applications could potentially surface.

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

Risk Related to Our Financial Condition and Reporting

We hold significant cash and cash equivalents, restricted cash — short-term, and certificates of deposit that are subject to various market risks.

As of December 31, 2015, we had cash and cash equivalents, restricted cash — short-term, and certificates of deposit of $58.5 million. As a result of various market risks, the value of these holdings could be materially and adversely affected.

In the past, we identified material weaknesses in our internal control over financial reporting that could have impaired our ability to produce accurate and timely financial statements and potentially cause investors and other users to lose confidence in our published financial data.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2013, management identified material weaknesses in our internal control over financial reporting.

These material weaknesses were successfully remediated in 2014. We continue to work to improve our internal control process and diligently review our financial reporting controls and procedures. However, if our remedial measures prove to be insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Holders of our Series 2012-A Preferred Stock are entitled to an annual dividend and such payments may have a negative impact on our cash flow.

Holders of our Series 2012-A Preferred Stock are entitled to receive an annual dividend, payable quarterly in cash. The payment of such dividend could have a negative impact on our cash flow and cash balances. If dividends on any shares of the Series 2012-A Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders of the Series 2012-A Preferred Stock shall have the right to elect two (2) additional directors to serve on our Board, and this could have a negative impact on the market price of our equity securities.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

Howard S. Jonas, our Chairman of the Board, has voting power over 6,915,034 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 5,340,708 shares of our Class B common stock), representing approximately 73% of the combined voting power of our outstanding capital stock, as of March 10, 2016. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 520 Broad St., Newark, New Jersey.

IDT Energy’s Jamestown, New York offices are located at 20 West Third Street where we lease approximately 10,000 square feet of space. IDT Energy’s Florida office is located in Holiday, Florida where we lease approximately 4,350 square feet.

AMSO, LLC’s operating office is in Rifle, Colorado. AMSO, LLC is supported by AMSO and other professionals based in our Newark, New Jersey office. AMSO, LLC rents approximately 2,450 square feet of office space and 2,000 square feet of warehouse space in Rifle under operating leases with flexible terms and conditions.

IEI and Afek operate out of IDT Corporation’s offices in Jerusalem. In addition, Afek maintains a research laboratory located on the campus of Ben Gurion University in Be’er Sheva and Afek rents a warehouses in Bnei Yehuda, in the south part of the Golan.

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

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania PUC’s regulations. IDT Energy has reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, if approved by the PUC, IDT Energy will agree to issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also agree to implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement must be approved by the Pennsylvania PUC, which is expected in the second quarter of 2016.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from

July 2, 2008. On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. On December 9, 2015, the Court denied IDT Energy’s motion to dismiss without prejudice so as to allow McLaughlin to file an amended complaint. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. Subsequently, on February 22, 2016, IDT Energy moved to dismiss the amended complaint. The named plaintiff’s opposition papers to the motion to dismiss are due on March 18, 2016 and IDT Energy’s reply is due on April 11, 2016. In the meantime, the parties are engaged in limited discovery. IDT Energy believes that the claims in the amended complaint are without merit and intends to vigorously defend the action.

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

	High	Low
Fiscal year ended December 31, 2014
First Quarter	$11.74	$9.20
Second Quarter	$10.28	$6.76
Third Quarter	$8.75	$6.60
Fourth Quarter	$7.33	$6.01
Fiscal year ended December 31, 2015
First Quarter	$8.06	$5.33
Second Quarter	$14.25	$7.85
Third Quarter	$11.40	$8.06
Fourth Quarter	$14.97	$8.00

On March 10, 2016, there were 174 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 14, 2016, the last sales price reported on the New York Stock Exchange for the Class B common stock was $7.86 per share.

PRICE RANGE OF PREFERRED STOCK

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”. Trading began on the NYSE on October 24, 2012.

The table below sets forth the high and low sales prices for our Series 2012-A Preferred Stock as reported by the NYSE for the fiscal periods indicated which represents the only fiscal periods our Series 2012-A Preferred Stock has been trading on the NYSE.

	High	Low
Fiscal year ended December 31, 2014
First Quarter	$8.43	$7.90
Second Quarter	$8.37	7.25
Third Quarter	$7.87	7.09
Fourth Quarter	$7.43	5.63
Fiscal year ended December 31, 2015
First Quarter	$7.25	$6.27
Second Quarter	$7.50	6.80
Third Quarter	$7.12	6.35
Fourth Quarter	$7.92	6.10

On March 10, 2016, there were 4 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 14, 2016, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $7.34 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 9 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock and our Series 2012-A Preferred Stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Integrated Oil & Gas Index for the period beginning October 26, 2011 and ending December 31, 2015. The graph and table assume that $100 was invested on October 26, 2011 (the first day of trading for the Class B common stock) and on October 24, 2012 with respect to the Series 2012-A Preferred Stock (the first day of trading for the Series 2012-A Preferred stock) with the cumulative total return of the NYSE Composite Index and the S&P Integrated Oil & Gas Index, and that all dividends were reinvested. Cumulative total stockholder returns for our Class B common stock, Series 2012-A Preferred Stock, NYSE Composite Index and the S&P Integrated Oil & Gas Index are based on our fiscal year.

	10/26/11	12/11	3/12	6/12	10/12	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15

Genie Energy Ltd.	100.00	92.79	113.52	91.86	81.55	84.52	110.24	108.93	116.66	121.55	118.69	93.69	83.69	74.23	96.27	127.44	100.18	135.72
Genie Energy Ltd.Series 2012 – A Preferred					100.00	93.75	107.61	110.44	113.18	116.96	115.52	114.78	110.38	98.97	111.83	117.44	112.48	131.60
NYSE Composite	100.00	110.77	122.34	117.23	124.50	128.48	139.46	141.31	149.27	162.24	165.23	173.46	170.05	173.20	175.18	174.83	159.55	166.11
S&P Integrated Oil & Gas	100.00	117.94	121.17	117.65	124.26	120.54	129.19	131.33	131.37	146.49	142.55	152.30	142.48	136.63	127.19	124.16	108.64	117.69

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2015.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2015	—	$—	—	6,896,669
November 1 – 30, 2015	—	$—	—	6,896,669
December 1 – 31, 2015(2)	480	$11.07	—	6,896,669
Total	480	$11.07

____________

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

Item 6. Selected Financial Data.

The selected consolidated financial data presented below as of December 31, 2015, 2014 and 2013, and for each of the three years then ended, has been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by BDO USA, LLP, independent registered public accounting firm. The selected consolidated financial data presented below as of December 31, 2012 and 2011, and for the year ended December 31, 2012 and the five months ended December 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data presented below for the fiscal year ended July 31, 2011 has been derived from our Consolidated Financial Statements, which have been audited by Zwick and Banyai, PLLC, independent registered public accounting firm. The selected consolidated financial data presented below for the five months ended December 31, 2010 is unaudited. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

(in thousands, except per share data)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Five Months ended December 31, 2011	Fiscal year ended July 31, 2011	Five Months ended December 31, 2010 (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues	$210,109	$275,031	$279,174	$229,459	$76,783	$196,018	$74,877
Net (loss) income	(8,636)	(27,407)	(5,341)	(2,535)	(268)	(2,555)	916
(Loss) earnings per common share – basic	(0.40)	(1.31)	(0.36)	(0.17)	0.04	0.08	0.09
(Loss) earnings per common share – diluted	(0.40)	(1.31)	(0.36)	(0.17)	0.04	0.07	0.08
Cash dividend declared per common share	0.12	0.06	—	0.133	0.05	—	—

(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
BALANCE SHEET DATA:
Total assets	$155,815	$152,928	$158,843	$150,306	$150,194
Long-term obligations	2,000	—	—	—	—

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

OVERVIEW

We own 99.3% of our subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. Our principal businesses consist of:

•         GRE operates REPs, including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

•         GOGAS is an oil and gas exploration company that consists of:

•         an 86.5% interest in Afek, which operates an exploration project in the Golan Heights in Northern Israel, and

•         early stage projects including (1) an 88.4% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive (2) a 98.3% interest in AMSO, which holds and manages a 41.3% interest in AMSO, LLC, an oil shale development project in Colorado, and (3) an 86.1% interest in IEI, an oil shale development project in Israel, which is inactive.

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

Genie Retail Energy

GRE operates REPs that resell electricity and natural gas to residential and small business customers in New York, New Jersey, Pennsylvania, Maryland, Washington, D.C. and Illinois. GRE’s revenues represented 100% of our consolidated revenues in the years ended December 31, 2015, 2014 and 2013.

The positive difference between the net sales price of electricity and natural gas sold to its customers and the sum of the cost of its electricity and natural gas supplies, transmission and ancillary services is GRE’s gross profit margin.

GRE’s direct cost of revenues consists primarily of natural gas and electricity purchased for resale. As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP pursuant to which IDT Energy purchases electricity and natural gas at a market rate plus a fee. IDT Energy remits a monthly payment for its purchases and related fees. Any outstanding, unpaid balances accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customers’ receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

As an operator of REPs, GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Instead, GRE’s REPs contract with various pipeline and distribution companies for natural gas pipeline, storage and transportation services, and utilizes NYISO and PJM for electric transmission and distribution. GRE’s direct cost of revenues include scheduling costs, ISO fees, pipeline costs and utility service charges for the purchase of these services. At December 31, 2015, GRE REPs were members of ISO New England, although GRE has not commenced operations in this territory yet. GRE expects to commence operations in this territory in 2016.

For risk management purposes, GRE utilizes put and call options and swaps as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The put and call options and swaps are recorded at fair value as a current asset or liability and any changes in fair value are recorded in direct cost of revenues. The impact of these options and swaps on direct cost of revenues is relatively small in comparison to GRE’s purchases of gas and electricity for resale.

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

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 64% and 59% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2015 and 2014, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% and 20% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2015 and 2014, respectively. As described below, because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that GRE and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2015	2014	2013
Con Edison	23%	23%	25%
National Grid USA	12%	na	10%
West Penn Power	na	10%	11%
Penelec	na	na	10%

na – less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2015 and 2014 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at December 31, 2015 or 2014):

December 31	2015	2014
Con Edison	22%	25%

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

New York Public Service Commission’s Order

On February 23, 2016, the New York PSC issued an order that sought to impose significant new restrictions on REPs operating in New York, including GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on April 14, 2016. GRE expects that the REP industry will take additional legal action in response to the order seeking a definitive judicial review of the industry’s challenges to the PSC’s order.

We are evaluating the potential impact of the PSC’s order on our New York operations while preparing to operate in compliance with any new requirements. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon GRE’s operations in New York. As of December 31, 2015, New York represented 53% of GRE’s total meters served and 44% of the total RCEs of GRE’s customer base.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. Afek is in the process of submitting its work plan for the subsequent exploration phases and is taking the required steps to seek extension of the license, which is currently scheduled to expire in April 2016. Afek has retained oil and gas exploration professionals and has contracted with internationally recognized vendors to provide the services required for its exploration program. In 2013, Afek completed preliminary geophysical work including electromagnetic survey and the reprocessing of 2D seismic data to characterize the subsurface prior to drilling exploration wells. Afek subsequently conducted initial analysis of the acquired data internally and with outside exploration experts.

In early 2014, Afek submitted a permit application to the Northern District Planning and Building Committee to conduct an exploration drilling program to further characterize the resource in its license area. In July, the Northern District Planning and Building Committee voted to approve an up to ten-well exploratory drilling program, and subsequently issued the requisite permits.

In October, 2014, the High Court of Justice in Israel issued an interim order to halt Afek’s drilling program until it could rule on a petition filed by the Israel Union for Environmental Defense and some local residents challenging the issuance of the drilling permit. In December 2014, the Court ruled against the petitioners, and lifted its interim order.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In addition, the initial phase of the flow test program is underway which will test multiple target zones within one, or more, of the completed wells. The next step is to execute and analyze the results of flow tests and other data to determine the nature of the hydrocarbons and the potential production methodology and associated costs of potential commercial development. The volume of the resources and to what extent they may be extractable cannot yet be determined. The resources do not constitute proved, probable or possible reserves.

On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploratory program in the area covered by its exploratory license issued by Israel’s National Infrastructure, Energy and Water Ministry.

Genie Mongolia

In April 2013, Genie Mongolia and the Petroleum Authority of Mongolia entered into an exclusive oil shale development agreement to explore and evaluate the commercial potential of oil shale resources in a 34,470 square kilometer area in Central Mongolia. The five year agreement allows Genie Mongolia to explore, identify and characterize the oil shale resource in the exclusive survey area and to conduct a pilot test using in-situ technology on appropriate oil shale deposits. In September 2014, Genie Mongolia signed a prospecting agreement with the Petroleum Authority of Mongolia covering an additional 25,000 square kilometers in Central Mongolia. In light of the progress achieved by Afek in Northern Israel, we suspended our operations in Mongolia.

Investment in American Shale Oil, LLC

AMSO, LLC holds an RD&D Lease awarded by the BLM that covers an area of 160 acres in western Colorado. The RD&D Lease had an initial ten-year term that began on January 1, 2007 and provides for a five-year extension if AMSO can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. In November 2015, AMSO satisfied the extension criteria, and the RD&D Lease was extended effective on January 1, 2017. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres, which overlap and are contiguous with the 160 acres covered by its RD&D Lease.

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to adjustment in connection with certain changes in the equity ownership of AMSO LLC. As of December 31, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $82.9 million.

AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO did not fund the capital calls for any quarter from the fourth quarter of 2013 through the second quarter of 2015. AMSO funded an aggregate of $0.3 million from the third quarter of 2015 through the first quarter of 2016, which was 28% of its share of the capital calls. In the period from January 2014 through January 2016, Total funded an aggregate of $4.6 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 41.3% and Total’s ownership interest increased to 58.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 28.9% and Total’s share increased to 71.1%.

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

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. We are currently considering our options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs. We estimate that our share of such costs would be in the range of nil to $2.0 million.

We account for our ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we do not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations. In part because of AMSO’s decision not to fund all of its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: $12.1 million of losses were allocated to Total, then it allocates any remaining losses proportionately such that over time AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital will equal their ownership interests.

Israel Energy Initiatives, Ltd.

IEI had an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license covered approximately 238 square kilometers in the south of the Shfela region in Central Israel. Under the terms of the license, IEI was to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant. The initial term of the license was for three years until July 2011. The license was extended until July 2015 when it expired. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Committee for Planning and Building, and on September 2, 2014, the Committee declined to issue IEI a permit to build and operate a pilot drilling project. IEI is evaluating whether and how to exploit the abundant oil shale resource in Israel in light of the Committee’s decision. Operations at IEI are currently suspended.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, oil and gas accounting and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $0.2 million at December 31, 2015 and 2014. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balance of $3.7 million at December 31, 2015 and 2014 was allocated to our GRE segment. IDT Energy is the reporting unit for our goodwill impairment tests. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. We have the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, we may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

IDT Energy’s estimated fair value substantially exceeded its carrying value in Step 1 of our annual impairment tests for the years ended December 31, 2015, 2014 and 2013, therefore it was not necessary to perform Step 2 for these tests. In addition, we do not believe IDT Energy is currently at risk of failing Step 1. In the year ended December 31, 2014, we determined that an impairment of the goodwill from the acquisitions of Diversegy and IDTEN was required. We recorded goodwill impairment of $3.6 million, which reduced the carrying amount of the goodwill related to Diversegy and IDTEN to zero. Calculating the fair value of the reporting unit, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of IDT Energy prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

Oil and Gas Accounting

We account for our oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. At December 31, 2015, our capitalized exploration costs — unproved oil and gas property were $26.9 million. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred. The assessment of unproved properties for impairment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of the unproved properties prove to be incorrect, we may be required to record impairments to our unproved properties in future periods and such impairments could be material.

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

The valuation allowance on our deferred income tax assets was $38.4 million and $27.7 million at December 31, 2015 and 2014, respectively. Subsequent to the Spin-Off, we initiated a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of GRE in 2012, and our current projections, we concluded that we no longer met the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

In July 2015, the FASB issued an Accounting Standards Update, or ASU, that simplifies the subsequent measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The ASU changes the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We measure GRE’s natural gas inventory at weighted average cost. We will adopt the amendments in this ASU on January 1, 2017. We are evaluating the impact that the ASU will have on our consolidated financial statements.

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on January 1, 2018. We are evaluating the impact that the ASU will have on our consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that the new standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Genie Retail Energy Segment

(in millions)			Change
Year ended December 31,	2015	2014	$	%
Revenues:
Electricity	$167.3	$214.5	$(47.2)	(22.0)%
Natural gas	40.8	57.9	(17.1)	(29.8)
Other	2.0	2.6	(0.6)	(24.0)
Total revenues	210.1	275.0	(64.9)	(23.6)
Direct cost of revenues	141.0	223.1	(82.1)	(36.8)
Gross profit	69.1	51.9	17.2	33.0
Selling, general and administrative	55.6	44.7	10.9	24.2
Bad debt	—	0.3	(0.3)	(109.3)
Goodwill impairment	—	3.6	(3.6)	(100.0)
Adjustment to estimated contingent payments	—	(0.2)	0.2	100.0
Income from operations	$13.5	$3.5	$10.0	285.1%

Revenues. GRE’s electricity revenues decreased in 2015 compared to 2014 because of both a 13.7% decrease in the average rate charged to customers and a 9.6% decrease in electricity consumption. The decrease in the average rate charged to customers was mostly due to a 27.8% decrease in the underlying commodity cost in 2015 compared to 2014. In the first quarter of 2014, there were extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchased their supply because of the polar vortex in January and February 2014. The decrease in electricity consumption was the result of a decrease in average meters served, which decreased 3.9% in 2015 compared to 2014, and a 5.9% decrease in average consumption per meter in 2015 compared to 2014. The decrease in average consumption per meter was the result of higher usage in 2014 due to the prolonged cold temperatures as well as the higher levels of churn that followed the polar vortex being concentrated in relatively higher consuming meters.

GRE’s natural gas revenues decreased in 2015 compared to 2014 because of a 21.1% decrease in the average rate charged to customers, and a 10.7% decrease in natural gas consumption. The decrease in the average rate charged to customers for natural gas was due to a 37.1% decrease in the underlying commodity cost in 2015 compared to 2014. The decrease in natural gas consumption was the result of a 8.1% decrease in average meters served, as well as a 2.8% decrease in average consumption per meter, in 2015 compared to 2014. Natural gas consumption in 2014 was upwardly affected by the prolonged cold temperatures during the polar vortex in January and February 2014 and the subsequent churn was concentrated in higher consuming meters.

GRE’s customer base as measured by meters served consisted of the following:

(in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Meters at end of quarter:
Electricity customers	264	261	250	232	234
Natural gas customers	128	127	127	126	129
Total meters	392	388	377	358	363

Gross meter acquisitions in 2015 were 275,000 compared to 213,000 in 2014. GRE had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics. The increase was also partially due to an intentional slowing of customer acquisitions in 2014 in the territories most impacted by the rising wholesale commodity costs during the effects of the polar vortex. During the second and third quarters of 2014, GRE accelerated acquisitions of new customers in Illinois, and reengaged its marketing efforts in certain Pennsylvania utility territories where it had suspended those activities. Net meters served increased by 29,000 or 8.4% in 2015 compared to a decrease of 64,000 or 15.0% in 2014 due to the increases in gross meter acquisitions and a reduction in customer churn. Average monthly churn decreased from 6.8% in 2014 to 6.3% in 2015, reflecting a return to more normalized churn rates following the unusually high rates recorded in the first and second quarters of 2014 following that winter’s polar vortex. Churn rates were also favorably impacted by the successful introduction of the pricing plans with fixed rate characteristics.

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

(in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
RCEs at end of quarter:
Electricity customers	178	178	168	158	160
Natural gas customers	81	82	83	83	83
Total RCEs	259	260	251	241	243

The RCE increase at December 31, 2015 compared to December 31, 2014 primarily reflects the increase in electricity customers in New Jersey and Illinois utility territories that have relatively high per meter consumption rates compared to our total customer base.

Other revenue in 2015 and 2014 includes revenue earned by Diversegy, and IDTEN, both of which were acquired in December 2013. Diversegy and IDTEN earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing business, respectively.

Direct Cost of Revenues and Gross Margin Percentage. GRE’s direct cost of revenues and gross margin percentage were as follows:

(in millions)			Change
Year ended December 31,	2015	2014	$	%
Direct cost of revenues:
Electricity	$107.9	$165.6	$(57.7)	(34.8)%
Natural gas	30.9	55.0	(24.1)	(43.9)
Other	2.2	2.5	(0.3)	(12.9)
Total direct cost of revenues	$141.0	$223.1	$(82.1)	(36.8)%

Year ended December 31,	2015	2014	Change
Gross margin percentage:
Electricity	35.5%	22.8%	12.7%
Natural gas	24.3	4.9	19.4
Other	(9.5)	4.5	(14.0)
Total gross margin percentage	32.9%	18.9%	14.0%

Direct cost of revenues for electricity decreased in 2015 compared to 2014 primarily because of the 27.8% decrease in the average unit cost of electricity in 2015 compared to 2014, as well as the 9.6% decrease in electricity consumption in 2015 compared to 2014. Gross margin on electricity sales increased in 2015 compared to 2014 because the average rate charged to customers decreased less than the average unit cost of electricity.

Direct cost of revenues for natural gas decreased in 2015 compared to 2014 primarily because the average unit cost of natural gas decreased 37.1% in 2015 compared to 2014 and natural gas consumption decreased 10.7% in 2015 compared to 2014. Gross margin on natural gas sales increased in 2015 compared to 2014 because the average rate charged to customers decreased less than the average unit cost of natural gas.

Other direct cost of revenues primarily includes commission expense incurred by Diversegy and IDTEN.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2015 compared to 2014 was due to increases in customer acquisition costs and payroll and related expenses. In addition, in 2015, the increase included an accrual of $2.7 million for regulatory and legal matters including outside counsel fees. These increases were partially offset by a decrease in billing costs in 2015 compared to 2014. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.3% in 2014 to 26.5% in 2015.

Bad Debt. GRE’s bad debt expense in 2014 was $0.3 million compared to expense reversal of $29,000 in 2015. Bad debt expense in 2014 was mostly related to amounts due from a utility company that was under dispute.

Goodwill Impairment. In 2014, our annual goodwill impairment test resulted in the impairment of the goodwill of the Diversegy and IDTEN reporting unit primarily because of continuing losses since the acquisitions of those companies. We recorded goodwill impairment of $3.6 million in 2014, which reduced the carrying amount of the goodwill related to Diversegy and IDTEN to zero. We estimated the fair value of the reporting unit and compared the estimated fair value to the reporting unit’s carrying amount. We measured the fair value of the reporting unit by discounting its estimated future cash flows using an appropriate discount rate. Since the carrying value of the reporting unit including goodwill exceeded the estimated fair value, we performed the required additional steps and determined that the goodwill was fully impaired. Goodwill impairment is not a cash expenditure, therefore the impairment did not impact our liquidity at December 31, 2014, nor will goodwill impairment impact our future liquidity. No impairment was recorded as a result of our 2015 annual impairment test.

Adjustment to Estimated Contingent Payments. In 2014, we reduced our estimate of our contingent payment liability related to our acquisition of Diversegy and IDTEN and recorded a gain of $0.2 million. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. We estimated the acquisition date fair value of the contingent payments based on historical gross profits, customer attrition and contract renewals.

Afek Segment

We have an 86.5% interest in Afek, which operates an exploration project in the Golan Heights in Northern Israel. Afek was included in the Genie Oil and Gas segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented. Afek does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2015	2014	$	%
General and administrative expense	$0.8	$0.2	$0.6	351.9%
Research and development	0.1	0.1	—	(56.0)
Exploration	6.6	7.0	(0.4)	(5.6)
Loss from operations	$7.5	$7.3	$0.2	2.2%

General and Administrative. General and administrative expense increased in 2015 compared to 2014 primarily because of increases in payroll expense and consulting and professional fees.

Exploration. In 2014, Afek was issued a permit by Israel’s Northern District Planning and Building Committee to conduct an up to ten-well exploratory drilling program. In connection with a petition from the Israel Union for Environmental Defense and certain local residents, Israel’s High Court of Justice issued an interim injunction against Afek, restricting Afek from building installations or changing the surface of the ground until the Court ruled on the petition. In December 2014, the High Court rejected the petition challenging the permits, and lifted its injunction on Afek’s exploratory program in Northern Israel. In February 2015, Afek initiated drilling on its first exploratory well pursuant to its up to ten-well exploratory program. To date, Afek has completed drilling five wells and has initiated a well flow test program on one or more of those wells.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2015	2014	$	%
General and administrative expense	$0.7	$1.1	$(0.4)	(31.9)%
Research and development	1.9	5.4	(3.5)	(64.4)
Equity in net loss of AMSO, LLC	0.4	—	0.4	nm
Loss from operations	$3.0	$6.5	$(3.5)	(52.8)%

nm – not meaningful

General and Administrative. General and administrative expense decreased in 2015 compared to 2014 primarily due to decreases in payroll, travel, rent, consulting and professional expenses.

Research and Development. Research and development expense consists of the following:

(in millions) Year ended December 31,	2015	2014
Genie Mongolia	$1.7	$2.7
IEI	0.2	2.6
Other	—	0.1
Total research and development expense	$1.9	$5.4

Genie Mongolia’s research and development expense in 2015 and 2014 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In 2014, Genie Mongolia acquired approximately 40 kilometers of 2D seismic results and drilled in three different basins within the license areas. Genie Mongolia also continued surface mapping and other geophysical evaluation work within the areas. In light of the progress achieved by Afek, we have suspended our operations in Mongolia.

During 2014, the environmental documents portion of IEI’s permit application for the construction and operation of its oil shale pilot test facility was under review by the Ministry of Environment. In addition, as per the required permitting process, IEI continued laboratory work, engineering work and associated preparation of environmental permit applications related to the planned pilot. IEI submitted its application for the construction and operation of its oil shale pilot test facility to the Jerusalem District Committee for Planning and Building, and on September 2, 2014, the Committee declined to issue IEI a permit to build and operate a pilot drilling project. IEI is evaluating whether and how to exploit the abundant oil shale resource in Israel in light of the Committee’s decision. Operations at IEI are currently on hold.

Equity in the Net Loss of AMSO, LLC. Equity in the net loss of AMSO, LLC was $0.4 million in 2015 and nil in 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO did not fund the capital calls for any quarter from the fourth quarter of 2013 through the second quarter of 2015. AMSO funded an aggregate of $0.3 million from the third quarter of 2015 through the first quarter of 2016, which was 28% of its share of the capital calls. In the period from January 2014 through January 2016, Total funded an aggregate of $4.6 million for AMSO’s share of the capital calls that AMSO did not fund. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: $12.1 million of losses were allocated to Total, then it allocates any remaining losses proportionately such that over time AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital will equal their ownership interests. AMSO, LLC’s net loss was $5.2 million and $8.2 million in 2015 and 2014, respectively.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. We are currently considering our options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs. We estimate that our share of such costs would be in the range of nil to $2.0 million.

Corporate

Corporate does not generate any revenues, nor does it incur any direct cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(in millions)			Change
Year ended December 31,	2015	2014	$	%
General and administrative expense and loss from operations	$8.9	$15.4	$(6.5)	(42.0)%

The decrease in Corporate general and administrative expense in 2015 compared to 2014 was mostly due to a decrease in stock-based compensation expense, which decreased to $4.5 million in 2015 from $9.7 million in 2014. Stock-based compensation in 2014 related primarily to the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas, our Chairman of the Board and Chief Executive Officer, and the subsequent amendment of that compensation arrangement. The options were initially vesting in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million. In July and August 2014, in connection with our entry into a Second Amended and Restated Employment Agreement with Mr. Jonas, the options were cancelled and Mr. Jonas purchased an aggregate of 3.6 million shares of our Class B common stock. The decrease in Corporate general and administrative expense in 2015 compared to 2014 was also due to a decrease in payroll expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 5.6% in 2014 to 4.2% in 2015.

Consolidated

Selling, General and Administrative. Pursuant to an agreement between us and IDT, IDT charges us for services it provides, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. In 2015 and 2014, the amounts that IDT charged us, net of the amounts that we charged IDT, were $1.8 million and $2.9 million, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $5.2 million and $10.8 million in 2015 and 2014, respectively. The decrease in stock-based compensation expense was primarily due to unrecognized compensation cost that was fully recognized in 2014. At December 31, 2015, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $12.4 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations.

(in millions)			Change
Year ended December 31,	2015	2014	$	%
(Loss) income from operations	$(5.9)	$(25.6)	$19.7	77.0%
Interest income	0.4	0.5	(0.1)	(12.4)
Financing fees	(2.4)	(2.6)	0.2	4.4
Other (expense) income, net	(0.2)	0.4	(0.6)	(149.6)
Provision for income taxes	(0.5)	(0.1)	(0.4)	(452.6)
Net loss	(8.6)	(27.4)	18.8	68.5
Net loss attributable to noncontrolling interests	1.1	0.9	0.2	28.0
Net loss attributable to Genie	$(7.5)	$(26.5)	$19.0	71.8%

Financing Fees. Financing fees are the volumetric fees charged by BP under the Preferred Supplier Agreement between IDT Energy and BP. Financing fees decreased in 2015 compared to 2014 primarily because of the lower consumption by GRE’s customers.

Other (Expense) Income, net. The change in other (expense) income, net in 2015 compared to 2014 was mainly due to the change in foreign currency translation gains (losses), from gains of $0.4 million in 2014 to losses of $0.1 million in 2015.

Provision for Income Taxes. The increase in the provision for income taxes in 2015 compared to 2014 was primarily due to the change in state income tax expense in GRE. GRE’s income before income taxes and provision for income taxes increased in 2015 compared to 2014. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, and DAD Sales, LLC, or DAD are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

(in millions) Year ended December 31,	2015	2014
Genie Retail Energy:
Aggregate income before income taxes	$11.2	$1.2
Aggregate provision for income taxes	$(2.1)	$(0.4)

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in 2015 compared to 2014 was due to a decrease in the net income of CCE, partially offset by the change in the net loss attributable to noncontrolling interests in GOGAS. CCE is a variable interest entity that is consolidated within our GRE segment. We do not have any ownership interest in CCE, therefore, 100% of the net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net income in 2015 was $0.2 million compared to $0.8 million in 2014. CCE’s net income decreased primarily due to a decrease in gross profit and a reduction in benefit from income taxes.

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

GRE’s natural gas revenues decreased in 2014 compared to 2013 because of a 10.5% decrease in natural gas consumption, partially offset by a 3.5% increase in the average rate charged to customers. The decrease in natural gas consumption was primarily the result of a 14.0% decrease in meters served, although average consumption per meter increased 4.0% in 2014 compared to 2013. The increase in the average rate charged to customers for natural gas was due to a 38.0% increase in the underlying commodity cost in 2014 compared to 2013.

The decreases in GRE’s meters served in 2014 compared to 2013, and the associated decreases in electricity and natural gas consumption, were significantly impacted by a confluence of issues in January and February 2014 associated with that winter’s polar vortex. Sustained, extremely cold weather in much of GRE’s service area, short reserves of natural gas in the wholesale markets, delivery constrictions and unusually volatile commodity trading in the financial markets caused extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchase their supply. GRE responded by reducing its target margins in order to mitigate the severity of the commodity price increases on its customers and subsequently issued an aggregate of approximately $5 million in rebates to customers in 2014. The colder weather adversely affected GRE’s customer churn, gross margins and results of operations in 2014 compared to 2013.

GRE’s customer base as measured by meters served consisted of the following:

(in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Meters at end of quarter:
Electricity customers	234	235	238	256	282
Natural gas customers	129	127	126	135	145
Total meters	363	362	364	391	427

Gross meter acquisitions in 2014 were 213,000 compared to 245,000 in 2013. The decrease was partially due to an intentional slowing of customer acquisition efforts in the territories most impacted by the rising wholesale commodity costs during the effects of the polar vortex. During the second and third quarters of 2014, GRE accelerated acquisitions of new customers in Illinois, and reengaged its marketing efforts in certain Pennsylvania utility territories where it had suspended those activities. In addition, GRE developed and began to trial a twelve-month locked rate residential offering in some utility territories.

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

The average rates of annualized energy consumption as measured by RCEs are presented in the chart below.

(in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
RCEs at end of quarter:
Electricity customers	160	165	174	198	228
Natural gas customers	83	83	86	90	87
Total RCEs	243	248	260	288	315

The RCE decrease at December 31, 2014 compared to December 31, 2013 primarily reflected the decline in meters served. In addition, the Pennsylvania utility territories hardest hit by the polar vortex had relatively high per meter consumption rates compared to our full customer base, including the new territories we serve in Illinois. They experienced higher than average levels of churn and customer acquisition programs in some of these territories were briefly suspended.

Other revenue in 2014 included revenue earned by Diversegy and IDTEN, both of which were acquired in December 2013. Diversegy and IDTEN earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing, respectively.

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

Other direct cost of revenues primarily includes commission expense incurred by Diversegy and IDTEN.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2014 compared to 2013 was due to increases in payroll, consulting and professional fees and computer software licenses expense, primarily all of which related to the acquisitions of Diversegy and IDTEN. The increase in selling, general and administrative expense in 2014 compared to 2013 was also due to increases in customer acquisition costs and purchase of receivable fees. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 14.1% in 2013 to 16.3% in 2014.

Bad Debt. GRE’s bad debt expense in 2014 was $0.3 million compared to $0.8 million in 2013. Bad debt expense in 2014 and 2013 was mostly related to amounts due from a utility company that were under dispute.

Goodwill Impairment. In 2014, our annual goodwill impairment test resulted in the impairment of the goodwill of the Diversegy and IDTEN reporting unit primarily because of continuing losses since the acquisitions of those companies. We recorded goodwill impairment of $3.6 million in 2014, which reduced the carrying amount of the goodwill related to Diversegy and IDTEN to zero. We estimated the fair value of the reporting unit and compared the estimated fair value to the reporting unit’s carrying amount. We measured the fair value of the reporting unit by discounting its estimated future cash flows using an appropriate discount rate. Since the carrying value of the reporting unit including goodwill exceeded the estimated fair value, we performed the required additional steps and determined that the goodwill was fully impaired. Goodwill impairment is not a cash expenditure, therefore the impairment did not impact our liquidity at December 31, 2014, nor will goodwill impairment impact our future liquidity.

Adjustment to Estimated Contingent Payments. In 2014, we reduced our estimate of our contingent payment liability related to our acquisition of Diversegy and IDTEN and recorded a gain of $0.2 million. We estimated the acquisition date fair value of the contingent payments based on historical gross profits, customer attrition and contract renewals.

Afek Segment

Afek was included in the Genie Oil and Gas segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented. Afek does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2014	2013	$	%
General and administrative expense	$0.2	$0.1	$0.1	385.3%
Research and development	0.1	0.2	(0.1)	(22.7)
Exploration	7.0	4.0	3.0	72.9
Loss from operations	$7.3	$4.3	$3.0	71.4%

General and Administrative. General and administrative expense increased in 2014 compared to 2013 primarily because of increases in payroll expense and consulting and professional fees.

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

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended December 31,	2014	2013	$	%
General and administrative expense	$1.1	$1.3	$(0.2)	(18.7)%
Research and development	5.4	7.2	(1.8)	(24.8)
Equity in net loss of AMSO, LLC	—	3.2	(3.2)	(100.0)
Loss from operations	$6.5	$11.7	$(5.2)	(44.6)%

General and Administrative. General and administrative expense decreased in 2014 compared to 2013 primarily due to decreases in stock-based compensation expense and consulting and professional fees.

Research and Development. Research and development expense consists of the following:

(in millions) Year ended December 31,	2014	2013
Genie Mongolia	$2.7	$3.4
IEI	2.6	3.7
Other	0.1	0.1
Total research and development expense	$5.4	$7.2

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

Equity in the Net Loss of AMSO, LLC. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO did not fund the capital calls for any quarter from the fourth quarter of 2013 through the second quarter of 2015. Total funded AMSO’s share of the capital calls that AMSO did not fund in an aggregate amount of $3.6 million through the first quarter of 2015. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures, AMSO, LLC allocated its net loss beginning January 2014 as follows: the first $11.0 million of losses were allocated to Total, then it allocated any remaining losses proportionately such that over time AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital will equal their ownership interests. As a result, equity in the net loss of AMSO, LLC was nil in 2014, and $3.2 million in 2013, which was 35% of AMSO, LLC’s net loss of $9.1 million in 2013.

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

The increase in Corporate general and administrative expense in 2014 compared to 2013 was due to an increase in stock-based compensation. The increase in stock-based compensation was primarily the result of the December 2013 grant of options to purchase 3.0 million shares of our Class B common stock at an exercise price of $10.30 per share to Howard Jonas and the subsequent amendment of that compensation arrangement. The options were initially vesting in five equal annual installments commencing on December 31, 2014. The estimated total value of the options on the grant date was $19.3 million. In July and August 2014, in connection with our entry into a Second Amended and Restated Employment Agreement with Mr. Jonas, the options were cancelled and Mr. Jonas purchased an aggregate of 3.6 million shares of our Class B common stock. Because of the equity arrangement with Mr. Jonas, we recorded Corporate stock-based compensation of $7.9 million and nil in 2014 and 2013, respectively. As a percentage of our consolidated revenues, Corporate general and administrative expense increased from 3.3% in 2013 to 5.6% in 2014.

Consolidated

Selling, General and Administrative. IDT charges us for services it provides pursuant to an agreement, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. In 2014 and 2013, the amounts that IDT charged us, net of the amounts that we charged IDT, were $2.9 million and $3.1 million, respectively, which were included in consolidated selling, general and administrative expense.

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

Provision for Income Taxes. The decrease in the provision for income taxes in 2014 compared to 2013 was primarily due to the changes in federal and state income tax expense in GRE. GRE had significant reductions in its income before income taxes and provision for income taxes in 2014 compared to 2013. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entities. IDT Energy and the limited liability companies are included in our consolidated return. CCE and DAD are our consolidated variable interest entities, which file separate tax returns since we do not have any ownership interest in these variable interest entities. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

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

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, and sales of equity interests in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $47.6 million balance of cash, cash equivalents, and certificates of deposit that we held as of December 31, 2015 will be sufficient to meet our currently anticipated cash requirements for at least the year ending December 31, 2016, including Afek’s anticipated substantial expenditures in the year ending December 31, 2016.

We are considering sales of equity interests in Afek or GOGAS to provide the necessary financing for such activities.

At December 31, 2015, we had working capital (current assets less current liabilities) of $77.1 million.

	Year ended December 31,
(in millions)	2015	2014	2013
Cash flows (used in) provided by:
Operating activities	$(3.1)	$(19.1)	$1.2
Investing activities	(31.6)	(1.8)	3.8
Financing activities	1.6	19.5	(0.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	0.4
(Decrease) increase in cash and cash equivalents	$(33.1)	$(2.0)	$4.5

Operating Activities

Cash used in operating activities was $3.1 million and $19.1 million in 2015 and 2014, respectively. Cash provided by operating activities was $1.2 million in 2013. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE and DAD are consolidated variable interest entities. We determined that since the acquisition of the interest in CCE and DAD, we had the power to direct the activities of these entities that most significantly impact their economic performance, and we have the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE and DAD, and as a result, we consolidate CCE and DAD within our GRE segment. We provided CCE and DAD with all of the cash required to fund their operations. In 2015 and 2013, CCE and DAD repaid to us

$1.0 million and $4.1 million, respectively. In 2014, we provided CCE and DAD with net funding of $0.3 million to finance their operations.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2015, we were in compliance with such covenants. As of December 31, 2015, restricted cash — short-term of $0.8 million and trade accounts receivable of $27.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.3 million as of December 31, 2015.

At December 31, 2015, we had an aggregate of $2.5 million accrued for certain complaints and lawsuits described in Item 3 to Part I of this Annual Report on Form 10-K. In one matter, which is included in this accrual, subject to the approval of the Pennsylvania Public Utility Commission, IDT Energy has agreed to issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014.

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

On February 23, 2016, the New York PSC issued an order that sought to impose significant new restrictions on REPs operating in New York, including GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on April 14, 2016. GRE expects that the REP industry will take additional legal action in response to the order seeking a definitive judicial review of the industry’s challenges to the PSC’s order.

We are evaluating the potential impact of the PSC’s order on our New York operations while preparing to operate in compliance with any new requirements. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon GRE’s operations in New York. As of December 31, 2015, New York represented 53% of GRE’s total meters served and 44% of the total RCEs of GRE’s customer base.

Investing Activities

Our capital expenditures were $0.3 million, $1.4 million and $0.3 million in 2015, 2014 and 2013, respectively. Costs for research and development activities are charged to expense when incurred.

In 2015, 2014 and 2013, we used cash of $27.0 million, nil and nil, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $22.4 million at December 31, 2015 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the year ending December 31, 2016 will be between $15 million and $20 million.

In 2015 and 2013, cash used for capital contributions to AMSO, LLC was $0.3 million and $2.7 million, respectively. No contributions were made in 2014. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO did not fund the capital calls for any quarter from the fourth quarter of 2013 through the second quarter of 2015. AMSO funded an aggregate of $0.3 million from the third quarter of 2015 through the first quarter of 2016, which was 28% of its share of the capital calls. In the period from January 2014 through January 2016, Total funded an aggregate of $4.6 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decision not to fund all of its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 41.3% and Total’s ownership interest increased to 58.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 28.9% and Total’s share increased to 71.1%.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. We are currently considering our options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs. We estimate that our share of such costs would be in the range of nil to $2.0 million.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDTEN. Cash paid for the acquisitions, net of cash acquired, was $0.8 million. In addition, IDT Energy agreed to additional cash payments of $1.2 million and contingent payments that were estimated to be $1.3 million. In 2015 and 2014, we paid an aggregate of $0.4 million and $1.1 million, respectively, in scheduled and contingent payments, which is included in financing activities. In addition, in 2014, we reduced our estimate of our contingent payment liability related to our acquisition of Diversegy and IDTEN and recorded a gain of $0.2 million. At December 31, 2015, there were estimated contingent payments of $0.4 million remaining to be paid. The contingent payments include 100% of the gross profit from each closing customer contract during the remainder of the initial term of such contract and 100% of the gross profit from each post-closing customer contract during the initial term of such contract, plus 25% of the gross profit from the first renewal term of such contracts. A closing customer contract is generally a contract in effect at closing, and a post-closing customer contract is generally a contract that became effective within 60 days following the acquisition. The acquisition date fair value of the contingent payments was estimated based on historical gross profits, customer attrition and contract renewals.

In 2015, 2014 and 2013, we received $0.1 million, nil and nil, respectively, for the repayment of notes receivable. In 2015, 2014 and 2013, we entered into notes receivable for an aggregate of nil, $0.1 million and $0.8 million, respectively.

In 2015, 2014 and 2013, we used cash of $8.8 million, $4.7 million and $4.3 million, respectively, to purchase certificates of deposits, and nil, nil and $3,000, respectively, to purchase marketable securities. In 2015, 2014 and 2013, proceeds from maturities of certificates of deposit were $4.7 million, $4.3 million and $2.2 million, respectively, and proceeds from maturities of marketable securities were nil, nil and $10.4 million, respectively.

Financing Activities

In 2015, 2014 and 2013, we paid aggregate Base Dividends per share of $0.6376, $0.6376, and $0.6099, respectively, on our Series 2012-A Preferred Stock. The aggregate Preferred Stock dividends paid in 2015, 2014 and 2013 were $1.5 million, $1.4 million, and $1.1 million, respectively. On February 16, 2016, we paid a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2015 to stockholders of record as of the close of business on February 5, 2016.

In 2015 and 2014, we paid aggregate dividends per share of $0.12 and $0.06, respectively, to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in 2015 and 2014 were $3.0 million and $1.5 million, respectively. No dividend was declared or paid on our Class A common stock or Class B common stock in 2013. On February 12, 2016, we paid a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the fourth quarter of 2015 to stockholders of record as of the close of business on February 5, 2016, as we have resumed quarterly dividend payments on our common stock.

On December 17, 2015, GRE, IDT Energy and certain affiliates entered into a Credit Agreement with Maple Bank GmbH for a revolving loan facility. On December 17, 2015, GRE borrowed $2.0 million under the facility. In February 2016, the German banking regulator, Bafin, closed Maple Bank GmbH due to impending financial over-indebtedness related to tax-evasion investigations. Therefore, the revolving line of credit is not available for future borrowings. The collateral for the revolving loan consists of the borrowers’ receivables, the balances in certain bank accounts and certain commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 3.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of December 17, 2018. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the Credit Agreement. At December 31, 2015, the borrowers were in compliance with all of the covenants.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2016. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At December 31, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash — short-term” in the consolidated balance sheet. In addition, at December 31, 2015, letters of credit of $7.7 million were outstanding.

On July 30, 2014, we entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard Jonas. Pursuant to these agreements, in July and August 2014, we sold an aggregate of 3.6 million shares of our Class B common stock to Mr. Jonas for an aggregate purchase price of $24.6 million. The 3.6 million shares of our Class B common stock are subject to repurchase by us at $6.82 per share upon certain terminations of Mr. Jonas’ employment by us, and such repurchase right lapses as to 0.6 million shares on December 31, 2016, 2017 and 2018.

In 2013, a consolidated variable interest entity distributed $42,000 to its shareholder, which was classified as a distribution to noncontrolling interests.

In June 2011, GOGAS issued a stock option to Michael Steinhardt at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised. Mr. Steinhardt and an affiliate received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt and the affiliate received an approximately 1.7% interest in AMSO. The exercise price of $5.0 million was paid $2.5 million in cash and $2.5 million in promissory notes due in November 2015. The notes bear interest at 0.43% per annum, and are secured by 50% of the shares received in the exercise. In November 2015, we received cash of $0.8 million to repay one-third of the principal amount of the promissory notes. The remaining notes, an aggregate of $1.7 million, are expected to be repaid in 2016. At December 31, 2015, the notes receivable were included in “Receivables for issuance of equity” in the consolidated balance sheet. In 2013, certain GOGAS subsidiaries sold noncontrolling equity interests for an aggregate of $0.4 million in cash.

We received proceeds from the exercise of our stock options of $0.2 million, $28,000 and $0.1 million in 2015, 2014 and 2013, respectively.

In November 2010, GOGAS sold a 0.5% equity interest to Rupert Murdoch for $1.0 million paid with a promissory note. The note was secured by a pledge of the shares issued in exchange for the note. The note accrued interest at 1.58% per annum. We received an aggregate of $1.1 million for the payment of the principal and accrued interest on the maturity date of November 15, 2015.

In October 2015, GRE paid $0.2 million to the owner of the limited liability company interests in CCE, and loaned CCE $0.5 million in exchange for an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of the $0.5 million loan. The option expires on October 22, 2023.

In 2015, we paid $27,000 to repurchase 4,220 shares of our Class B common stock. In 2014, we paid $0.2 million to repurchase 31,392 shares of our Class B common stock. In 2013, we paid $0.3 million to repurchase 31,776 shares of our Class B common stock. These shares were tendered by employees of ours to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2014, we repurchased 103,331 shares of Class B common stock under this program for an aggregate purchase price of $0.8 million. There were no repurchases under the program in 2015 and 2013. At December 31, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $27.4 million at December 31, 2015 from $31.7 million at December 31, 2014 reflecting mainly the decrease in our revenues in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Inventory of natural gas decreased to $1.6 million at December 31, 2015 from $2.5 million at December 31, 2014 due to a 45% decrease in the average unit cost, partially offset by and a 14% increase in quantity at December 31, 2015 compared to December 31, 2014. Inventory at December 31, 2015 and 2014 also included $9.9 million and $8.7 million, respectively, in renewable energy credits.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments at December 31, 2015:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Commitment to invest in AMSO, LLC(1)	$1.1	$1.1	$—	$—	$—
Purchase obligations	22.4	14.7	7.7	—	—
Renewable energy credits purchase obligations	41.8	13.6	18.1	10.1	—
Revolving credit loan payable(2)	2.0	—	2.0	—	—
Operating leases	0.5	0.3	0.2	—	—
Other liabilities(3)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS(4)	$68.1	$30.0	$28.0	$10.1	$—

____________

(1)      The amount and timing of AMSO’s payments to AMSO, LLC is based on the proposed 2016 budget and is subject to change. AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time.

(2)      The revolving credit loan payable may need to be repaid prior to its scheduled due date as a result of the closure of the lending bank.

(3)      The above table does not include estimated contingent payments of $0.4 million in connection with the acquisition of Diversegy and IDTEN due to the uncertainty of the amount and/or timing of any such payments.

(4)      The above table does not include our unrecognized income tax benefits for uncertain tax positions at December 31, 2015 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letter of credit(1)	$7.7	$4.2	$3.5	$—	$—

____________

(1)      The above table does not include an aggregate of $11.9 million in performance bonds at December 31, 2015 due to the uncertainty of the amount and/or timing of any payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2015, GRE had aggregate performance bonds of $11.9 million outstanding.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in 2015 had remained the same as in 2014, our gross profit from electricity sales would have decreased by $15.2 million in 2015 and our gross profit from natural gas sales would have decreased by $7.3 million in 2015.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these swaps or options, therefore the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2015 was as follows (MWh — Megawatt hour and Dth — Decatherm):

Commodity	Settlement Dates	Volume
Electricity	January 2016	248,000 MWh
Electricity	February 2016	772,800 MWh
Electricity	March 2016	82,800 MWh
Electricity	April 2016	16,800 MWh
Electricity	July 2016	160,000 MWh
Electricity	August 2016	184,000 MWh
Electricity	September 2016	33,600 MWh
Natural gas	February 2016	852,500 Dth
Natural gas	April 2016	200,000 Dth
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2015. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP has provided an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas — Chairman of the Board and Chief Executive Officer

Avi Goldin — Chief Financial Officer

Geoffrey Rochwarger — Vice Chairman

Ira Greenstein — President

Michael Jonas — Executive Vice President

Michael Stein — Executive Vice President

Directors

Howard S. Jonas — Chairman of the Board and Chief Executive Officer of the Company

James A. Courter — Vice Chairman of the Board of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)      The following documents are filed as part of this Report:

1.        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firms

2.        Financial Statement Schedules.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.        The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.03 and 10.04 are management contracts or compensatory plans or arrangements.

(b)      Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Amended and Restated By-Laws of the Registrant.

10.01(4)	Second Amended and Restated Employment Agreement, effective as of July 30, 2014, between the Registrant and Howard S. Jonas.

10.03(5)	Amended and Restated Employment Agreement, effective as of August 19, 2014, between the Registrant and Avi Goldin.

10.04(6)	Addendum to Amended and Restated Employment Agreement, effective as of April 20, 2015, between the Registrant and Avi Golden.

10.05(7)	Employment Agreement, dated June 17, 2015, between the Registrant, Genie Energy E&P Ltd. and Geoffrey Rochwarger.

10.06(8)	2011 Stock Option and Incentive Plan of Genie Energy Ltd.

10.07(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

(2)      Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)      Incorporated by reference to Form 8-K filed August 9, 2012.

(4)      Incorporated by reference to Form 8-K, filed August 1, 2014.

(5)      Incorporated by reference to Form 8-K, filed August 25, 2014.

(6)      Incorporated by reference to Form 8-K/A, filed May 14, 2015.

(7)      Incorporated by reference to Form 8-K/A, filed June 23, 2015.

(8)      Incorporated by reference to Form 10-12G/A, filed October 27, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Howard S. Jonas
Chairman of the Board and Chief Executive Officer

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director and Chief	March 15, 2016
Howard S. Jonas	Executive Officer (Principal Executive Officer)

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer)	March 15, 2016
Avi Goldin

/s/ James A. Courter	Vice Chairman of the Board and Director	March 15, 2016
James A. Courter

/s/ W. Wesley Perry	Director	March 15, 2016
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 15, 2016
Alan B. Rosenthal

/s/ Allan Sass	Director	March 15, 2016
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Genie Energy Ltd.

Newark, New Jersey

We have audited the internal control over financial reporting of Genie Energy Ltd. (a Delaware corporation) and subsidiaries’ (the “Company”) as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 15, 2016

GENIE ENERGY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Genie Energy Ltd.

Newark, New Jersey

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genie Energy Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework (2013), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 15, 2016

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,786	$71,895
Restricted cash—short-term	10,894	10,609
Certificates of deposit	8,850	4,669
Trade accounts receivable, net of allowance for doubtful accounts of $182 and $227 at December 31, 2015 and 2014, respectively	27,222	31,427
Inventory	11,440	11,166
Prepaid expenses	11,328	5,713
Other current assets	6,104	5,430
TOTAL CURRENT ASSETS	114,624	140,909
Property and equipment, net	1,347	1,902
Capitalized exploration costs—unproved oil and gas property	26,878	—
Goodwill	3,663	3,663
Restricted cash—long-term	1,802	1,023
Deferred income tax assets, net	1,642	1,463
Other assets	5,859	3,968
TOTAL ASSETS	$155,815	$152,928
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,642	$14,881
Accrued expenses	19,424	10,913
Advances from customers	1,055	403
Income taxes payable	923	543
Due to IDT Corporation	438	542
Energy hedging contracts	2,192	4,003
Other current liabilities	878	797
TOTAL CURRENT LIABILITIES	37,552	32,082
Revolving credit loan payable	2,000	—
Other liabilities	1,566	1,503
TOTAL LIABILITIES	41,118	33,585
Commitments and contingencies
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at December 31, 2015 and 2014	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at December 31, 2015 and 2014	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,239 and 23,178 shares issued and 23,041 and 22,984 shares outstanding at December 31, 2015 and 2014, respectively	232	232
Additional paid-in capital	124,449	114,322
Treasury stock, at cost, consisting of 198 and 194 shares of Class B common at December 31, 2015 and 2014, respectively	(1,570)	(1,543)
Accumulated other comprehensive income	154	10
Accumulated deficit	(19,647)	(7,759)
Total Genie Energy Ltd. stockholders’ equity	123,377	125,021
Noncontrolling interests:
Noncontrolling interests	(7,013)	(4,678)
Receivable for issuance of equity	(1,667)	(1,000)
Total noncontrolling interests	(8,680)	(5,678)
TOTAL EQUITY	114,697	119,343
TOTAL LIABILITIES AND EQUITY	$155,815	$152,928

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
REVENUES:
Electricity	$167,336	$214,511	$216,668
Natural gas	40,757	57,868	62,506
Other	2,016	2,652	—
Total revenues	210,109	275,031	279,174
Direct cost of revenues	141,015	223,094	213,416
GROSS PROFIT	69,094	51,937	65,758
OPERATING EXPENSES, (GAINS) AND LOSSES:
Selling, general and administrative(i)	66,040	61,372	49,749
Bad debt	(29)	310	800
Research and development	1,985	5,538	7,357
Exploration	6,583	6,971	4,032
Goodwill impairment	—	3,562	—
Adjustment to estimated contingent payments	—	(206)	—
Equity in the net loss of AMSO, LLC	397	—	3,194
(Loss) income from operations	(5,882)	(25,610)	626
Interest income	411	469	449
Financing fees	(2,447)	(2,560)	(3,217)
Other (expense) income, net	(193)	389	(444)
Loss before income taxes	(8,111)	(27,312)	(2,586)
Provision for income taxes	(525)	(95)	(2,755)
NET LOSS	(8,636)	(27,407)	(5,341)
Net loss (income) attributable to noncontrolling interests	1,179	921	(562)
NET LOSS ATTRIBUTABLE TO GENIE ENERGY LTD.	(7,457)	(26,486)	(5,903)
Dividends on preferred stock	(1,481)	(1,416)	(1,223)
NET LOSS ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$(8,938)	$(27,902)	$(7,126)

Basic and diluted loss per share attributable to Genie Energy Ltd. common stockholders:	$(0.40)	$(1.31)	$(0.36)

Weighted-average number of shares used in calculation of basic and diluted loss per share	22,135	21,256	19,668

(i) Stock-based compensation included in selling, general and administrative expenses	$5,229	$10,758	$4,180

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands)	2015	2014	2013
NET LOSS	$(8,636)	$(27,407)	$(5,341)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	—	—	15
Foreign currency translation adjustments	142	(700)	441
Other comprehensive income (loss)	142	(700)	456
COMPREHENSIVE LOSS	(8,494)	(28,107)	(4,885)
Comprehensive loss (income) attributable to noncontrolling interests	1,181	886	(543)
COMPREHENSIVE LOSS ATTRIBUTABLE TO GENIE ENERGY LTD.	$(7,313)	$(27,221)	$(5,428)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Non controlling	Receivable for issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	earnings	Interests	of equity	Equity
BALANCE AT DECEMBER 31, 2012	1,605	$13,639	1,574	$16	19,827	$198	$80,196	$(204)	$270	$28,375	$(3,393)	$(1,000)	$118,097
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(920)	—	—	(920)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(269)	—	—	—	—	(269)
Stock-based compensation	—	—	—	—	—	—	3,841	—	—	—	—	—	3,841
Restricted stock issued to employees and directors	—	—	—	—	227	3	—	—	—	—	—	—	3
Exercise of stock options	—	—	—	—	13	—	93	—	—	—	—	—	93
Grants of equity of subsidiaries	—	—	—	—	—	—	357	—	—	—	(357)	—	—
Sales of equity of subsidiaries	—	—	—	—	—	—	1,129	—	—	—	(707)	—	422
Issuance of preferred stock of subsidiary	—	—	—	—	—	—	(2,000)	—	—	—	2,000	—	—
Issuance of Class B common stock to holders of deferred stock units of subsidiary	—	—	—	—	—	—	1,836	—	—	—	(1,836)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Exchange of Class B common stock for Preferred stock	312	2,664	—	—	(312)	(3)	(2,661)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	475	—	(19)	—	456
Net (loss) income for the year ended December 31, 2013	—	—	—	—	—	—	—	—	—	(5,903)	562	—	(5,341)
BALANCE AT DECEMBER 31, 2013	1,917	16,303	1,574	16	19,755	198	82,791	(473)	745	21,552	(3,792)	(1,000)	116,340

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)-(Continued)

	Genie Energy Ltd. Stockholders										Noncontrolling Interests
	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Non controlling	Receivable for issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	(Loss)	Deficit)	Interests	equity	Equity
BALANCE AT DECEMBER 31, 2013	1,917	16,303	1,574	16	19,755	198	82,791	(473)	745	21,552	(3,792)	(1,000)	116,340
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,352)	—	—	(1,352)
Dividends declared on common stock ($0.06 per share)	—	—	—	—	—	—	—	—	—	(1,473)	—	—	(1,473)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(224)	—	—	—	—	(224)
Stock-based compensation	—	—	—	—	—	—	10,423	—	—	—	—	—	10,423
Restricted stock issued to employees and directors	—	—	—	—	224	2	—	—	—	—	—	—	2
Exercise of stock options	—	—	—	—	4	—	28	—	—	—	—	—	28
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	—	—	(846)	—	—	—	—	(846)
Sales of Class B common stock to Howard S. Jonas	—	—	—	—	3,600	36	24,516	—	—	—	—	—	24,552
Exchange of Class B common stock for Preferred stock	405	3,440	—	—	(405)	(4)	(3,436)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(735)	—	35	—	(700)
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	—	—	(26,486)	(921)	—	(27,407)
BALANCE AT DECEMBER 31, 2014	2,322	19,743	1,574	16	23,178	232	114,322	(1,543)	10	(7,759)	(4,678)	(1,000)	119,343
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	—	(1,481)
Dividends declared on common stock ($0.12 per share)	—	—	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(27)	—	—	—	—	(27)
Stock-based compensation	—	—	—	—	—	—	5,095	—	—	—	—	—	5,095
Restricted stock issued to employees and directors	—	—	—	—	36	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	25	—	174	—	—	—	—	—	174
Exercise of GOGAS stock option	—	—	—	—	—	—	5,979	—	—	—	(979)	(2,500)	2,500
Collection of receivables for issuance of equity	—	—	—	—	—	—	79	—	—	—	—	1,833	1,912
Subsidiary equity grant reclassified to liability	—	—	—	—	—	—	(1,200)	—	—	—	—	—	(1,200)
Payment for option to purchase noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(175)	—	(175)
Other comprehensive income	—	—	—	—	—	—	—	—	144	—	(2)	—	142
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	—	—	(7,457)	(1,179)	—	(8,636)
BALANCE AT DECEMBER 31, 2015	2,322	$19,743	1,574	$16	23,239	$232	$124,449	$(1,570)	$154	$(19,647)	$(7,013)	$(1,667)	$114,697

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net loss	$(8,636)	$(27,407)	$(5,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	428	132	110
Goodwill impairment	—	3,562	—
Gain on adjustment to estimated contingent payments	—	(206)	—
Deferred income taxes	(180)	(622)	(241)
Provision for doubtful accounts receivable	(29)	310	800
Stock-based compensation	5,229	10,758	4,180
Loss on disposal of property	156	—	37
Equity in the net loss of AMSO, LLC	397	—	3,194
Change in assets and liabilities, net of effect of acquisitions:
Restricted cash	(1,062)	3,923	(4,713)
Trade accounts receivable	4,234	11,189	(2,679)
Inventory	(274)	(7,822)	(700)
Prepaid expenses	(5,615)	(2,306)	(93)
Other current assets and other assets	(2,346)	(2,664)	(243)
Trade accounts payable, accrued expenses and other current liabilities	3,689	(5,718)	6,883
Advances from customers	652	(700)	(746)
Due to IDT Corporation	(104)	1	(59)
Income taxes payable	380	(1,532)	831
Net cash (used in) provided by operating activities	(3,081)	(19,102)	1,220
INVESTING ACTIVITIES
Capital expenditures	(324)	(1,437)	(313)
Investments in capitalized exploration costs – unproved oil and gas property	(26,969)	—	—
Capital contributions to AMSO, LLC	(250)	—	(2,700)
Payment for acquisitions, net of cash acquired	—	—	(772)
Repayment of notes receivable	50	—	—
Issuance of notes receivable	—	(82)	(750)
Purchases of certificates of deposit	(8,820)	(4,655)	(4,329)
Proceeds from maturities of certificates of deposit	4,688	4,334	2,205
Purchases of marketable securities	—	—	(3)
Proceeds from maturities of marketable securities	—	—	10,433
Net cash (used in) provided by investing activities	(31,625)	(1,840)	3,771
FINANCING ACTIVITIES
Dividends paid	(4,431)	(2,825)	(1,131)
Payment for acquisitions	(358)	(1,138)	—
Proceeds from revolving credit loan payable	2,000	—	—
Proceeds from sales of Class B common stock to Howard S. Jonas	—	24,552	—
Distributions to noncontrolling interests	—	—	(42)
Proceeds from sales of equity of subsidiaries	2,500	—	422
Proceeds from exercise of stock options	174	28	93
Collection of receivables for issuance of equity	1,912	—	—
Payment for option to purchase noncontrolling interests	(175)	—	—
Repurchases of Class B common stock	(27)	(1,070)	(269)
Net cash provided by (used in) financing activities	1,595	19,547	(927)
Effect of exchange rate changes on cash and cash equivalents	2	(595)	412
Net (decrease) increase in cash and cash equivalents	(33,109)	(1,990)	4,476
Cash and cash equivalents at beginning of period	71,895	73,885	69,409
Cash and cash equivalents at end of period	$38,786	$71,895	$73,885
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$10	$3	$12
Cash payments made for income taxes	$49	$2,647	$2,069
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Subsidiary equity grant reclassified to liability	$1,200	$—	$—
Receivables for issuance of equity of subsidiaries	$2,500	$—	$—
Liabilities incurred for acquisitions	$—	$—	$2,475

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

•         an 86.5% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and

•         early stage projects including (1) an 88.4% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, which is inactive (2) a 98.3% interest in American Shale Oil Corporation (“AMSO”), which holds and manages a 41.3% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel, which is inactive.

GRE has outstanding deferred stock units granted to directors and employees that represent an interest of 3.9% of the equity of GRE.

On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploratory program in the area covered by it exploratory license issued by Israel’s National Infrastructure, Energy and Water Ministry. The exploratory license is set to expire in April 2016, the Company is taking the required steps to seek an extension of this license.

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

Accounting for Investments

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. The Company’s

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

investment in AMSO, LLC is accounted for using the equity method. The Company periodically evaluates its equity method investment for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings would be recorded, and a new basis in the investment is established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Revenues from GRE’s sale of electricity and natural gas are recognized under the accrual method based on deliveries of electricity and natural gas to customers. Revenues from electricity and natural gas delivered but not yet billed are estimated and recorded as accounts receivable. Cash received in advance from customers under billing arrangement is reported as deferred revenue and is included in “Advances from customers” in the accompanying consolidated balance sheets. GOGAS does not yet generate revenues.

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

Direct Cost of Revenues

Direct cost of revenues for GRE consists primarily of the cost of natural gas and electricity sold, and also includes scheduling costs, Independent System Operator (“ISO”) fees, pipeline costs and utility service charges. In addition, the changes in the fair value of GRE’s futures contracts, swaps and put and call options are recorded in direct cost of revenues. GOGAS does not yet incur direct cost of revenues as primarily all of its expenses are classified as either research and development or exploration costs.

Research and Development Costs

Research and development costs are incurred primarily by IEI, Afek and Genie Mongolia. Costs for research and development are charged to expense as incurred.

Oil and Gas Exploration Costs

The Company accounts for its oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred. At December 31, 2015 and 2014, the Company had capitalized exploration costs of $26.9 million and nil, respectively. The Company is in the process of determining if proved reserves have been found. If no proved reserves are found, the related capitalized exploration costs will be expensed.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

In the consolidated statements of operations, expense relating to Afek’s oil and gas exploration activities of $7.0 million and $4.0 million in 2014 and 2013, respectively, previously included in “Research and development expense”, were reclassified to “Exploration expense” to conform to the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company classified its investments in marketable securities as “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the maturities and sales of marketable securities. The Company periodically evaluated its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations included, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determined that a decline in market value was other than temporary, then a charge to operations was recorded in “Other (expense) income, net” in the accompanying consolidated statements of operations and a new cost basis in the investment was established.

Inventory

Inventory consists of natural gas, which is stored at various third parties’ underground storage facilities, of $1.6 million and $2.5 million at December 31, 2015 and 2014, respectively. Inventory also includes renewable energy credits of $9.8 million and $8.7 million at December 31, 2015 and 2014, respectively. Natural gas inventory is valued at a weighted average cost, which is based on the purchase price of the natural gas and the cost to transport, plus or minus injections or withdrawals.

In July 2015, the FASB issued an Accounting Standards Update (“ASU”) that simplifies the subsequent measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The ASU changes the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will adopt the amendments in this ASU on January 1, 2017. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. GRE holds renewable energy credits for both sale and use, and treats the credits as a government incentive to encourage the construction of renewable power plants. Renewable energy credits are valued at cost, which is the purchase price. Gains and losses from the sale of renewable energy credits are recognized in direct cost of revenues when the credits are transferred to the buyer.

Property and Equipment

Computer software and development, computers and computer hardware, laboratory and drilling equipment and office equipment and other are recorded at cost and are depreciated on a straight-line basis over their estimated

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

useful lives, which range as follows: computer software and development—2, 3 or 5 years; computers and computer hardware—5 years, laboratory and drilling equipment—7 years, and office equipment and other —5 or 7 years. Leasehold improvements included in office equipment and other are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

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

Due to the volatility of electricity and natural gas prices, GRE enters into futures contracts, swaps and put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the futures contracts, swaps and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

In addition to the above, GRE utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, thereby these contracts are not adjusted to fair value. Accordingly, GRE recognizes revenue from customer sales, and the related direct cost of revenues at the contracted price, as electricity and natural gas is delivered to retail customers.

In August 2015, the FASB issued an ASU specifying that entities would not be precluded from applying the normal purchases and normal sales exception to derivative accounting to forward contracts for the physical delivery of electricity in nodal energy markets that result in parties incurring locational marginal pricing charges or credits. The ASU states that the use of locational marginal pricing by an ISO to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the ISO during transmission. As a result, these contracts could meet the physical delivery criterion in U.S. GAAP and qualify for the normal purchases and normal sales exception to derivative accounting if they meet all of the other criteria. This ASU was effective in August 2015. The adoption of this ASU did not affect the Company’s financial position, results of operations or cash flows.

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

Advertising Expense

Cost of advertising for customer acquisitions are charged to selling, general and administrative expense in the period in which it is incurred. Most of the advertisements are in print, over the radio, or direct mail. In the years ended December 31, 2015, 2014 and 2013, advertising expense included in selling, general and administrative expense was $0.9 million, $0.3 million and $0.2 million, respectively.

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

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The amendments in the ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position instead of separated into current and noncurrent amounts. The Company adopted the amendments

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

in this ASU on October 1, 2015. As a result, the Company reclassified deferred income tax assets, net of $1.5 million at December 31, 2014 from current to noncurrent.

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

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2015	2014	2013
Stock options	414	438	3,443
Non-vested restricted Class B common stock	1,852	2,473	265
Shares excluded from the calculation of diluted earnings per share	2,266	2,911	3,708

The diluted loss per share equals basic loss per share in the years ended December 31, 2015, 2014 and 2013 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

An entity affiliated with Lord (Jacob) Rothschild has a one-time option, subject to certain conditions and exercisable between November 2017 and February 2018, to exchange its GOGAS shares for shares of the Company with equal fair value as determined by the parties (see Note 9). The number of shares issuable in such an exchange is not

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

currently determinable. If this option is exercised, the shares issued by the Company may dilute the earnings per share in future periods.

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in IEI, Afek, Genie Mongolia and any equity interest that he may acquire in other entities that the Company may create, for shares of the Company. In addition, employees and directors of the Company that were previously granted restricted stock of Afek and Genie Mongolia have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees of the Company in shares of the Company’s Class B common stock or cash. These exchanges and issuances, if elected, would be based on the relative fair value of the shares exchanged or to be issued. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2015	2014	2013
Con Edison	23%	23%	25%
National Grid USA	12%	na	10%
West Penn Power	na	10%	11%
Penelec	na	na	10%

na-less than 10% of consolidated revenue in the period

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at December 31, 2015 and 2014 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at December 31, 2015 or 2014):

December 31	2015	2014
Con Edison	22%	25%

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Deductions(1)	Balance at end of period
Year ended December 31, 2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$227	$(29)	$(16)	$182
Year ended December 31, 2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$930	$310	$(1,013)	$227
Year ended December 31, 2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$130	$800	$—	$930

____________

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies – (Continued)

measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Accounting Standards Updates

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on January 1, 2018. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the new standard on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Note 2—Acquisitions

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy, LLC (“Diversegy”), a retail energy advisory and brokerage company that serves commercial and industrial customers, and Epiq Energy, LLC, which was subsequently renamed IDT Energy Network (“IDTEN”), a network marketing company that provides independent representatives with the opportunity to build sales organizations and to profit from both residential and commercial energy. Operating results of the acquired entities from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

All of the Company’s goodwill at December 31, 2015 and 2014 was attributable to the GRE segment. The table below reconciles the change in the carrying amount of goodwill for the period from December 31, 2012 to December 31, 2015:

(in thousands)
Balance at December 31, 2012	$3,663
Acquisitions	3,686
Balance at December 31, 2013	7,349
Adjustment	(124)
Impairment	(3,562)
Balance at December 31, 2014	3,663
Change in carrying amount	—
Balance at December 31, 2015	$3,663

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions – (Continued)

In the year ended December 31, 2014, the annual goodwill impairment test resulted in the impairment of the goodwill of the Diversegy and IDTEN reporting unit primarily because of continuing losses since the acquisitions. The goodwill impairment of $3.6 million recorded in the year ended December 31, 2014 reduced the carrying amount of the goodwill of the Diversegy and IDTEN reporting unit to zero. The Company estimated the fair value of the reporting unit and compared the estimated fair value to the reporting unit’s carrying amount. The Company measured the fair value of the reporting unit by discounting its estimated future cash flows using an appropriate discount rate. Since the carrying value of the reporting unit including goodwill exceeded the estimated fair value, the Company performed the required additional steps and determined that the goodwill was fully impaired.

The following table presents unaudited pro forma information of the Company as if the acquisition occurred as of the beginning of the period:

(in thousands)	Year ended December 31, 2013
Revenues	$280,307
Net loss	$(6,408)

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2015
Assets:
Derivative contracts	$373	$1,308	$—	$1,681
Liabilities:
Derivative contracts	$609	$1,583	$—	$2,192
December 31, 2014
Assets:
Derivative contracts	$1,001	$1,376	$—	$2,377
Liabilities:
Derivative contracts	$440	$3,563	$—	$4,003

____________

(1)      quoted prices in active markets for identical assets or liabilities

(2)      observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)      no observable pricing inputs in the market

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

The Company’s subsidiary, GOGAS, issued a stock option in June 2011 to Michael Steinhardt, the Chairman of the Board of IEI, at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised (see Note 9). At December 31, 2014 the fair value of the GOGAS stock option was nil.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Fair Value Measurements – (Continued)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the years ended December 31, 2015, 2014 or 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Balance, beginning of period	$—	$62	$—
Total gains (losses) (realized or unrealized) included in earnings in “Direct cost of revenues”	—	(62)	(142)
Purchases, sales, issuances and settlements:
Purchases	—	—	359
Settlement	—	—	(155)
Balance, end of period	$—	$—	$62

The amount of total gains for the period included in earnings in “Direct cost of revenues” attributable to the change in unrealized gains or losses relating to assets held at the end of the period	$—	$—	$62

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

Restricted cash—short-term and long-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At December 31, 2015 and 2014, the carrying amount of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term were classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving credit loan payable and other liabilities. At December 31, 2015 and 2014, other assets included an aggregate of $1.4 million and $1.5 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving credit loan payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2015 and 2014, GRE’s swaps and options were traded on the New York Mercantile Exchange.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Derivative Instruments – (Continued)

The summarized volume of GRE’s outstanding contracts and options as of December 31, 2015 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	January 2016	248,000 MWh
Electricity	February 2016	772,800 MWh
Electricity	March 2016	82,800 MWh
Electricity	April 2016	16,800 MWh
Electricity	July 2016	160,000 MWh
Electricity	August 2016	184,000 MWh
Electricity	September 2016	33,600 MWh
Natural gas	February 2016	852,500 Dth
Natural gas	April 2016	200,000 Dth
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2015	2014
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$1,681	$2,377

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

December 31 (in thousands)		2015	2014
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$2,192	$4,003

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Year ended December 31,
(in thousands)		2015	2014	2013
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Energy contracts and options	Direct cost of revenues	$(1,772)	$(1,674)	$1,177

Note 5—Investment in American Shale Oil, LLC

AMSO, LLC holds a research, development and demonstration lease awarded by the U.S. Bureau of Land Management that covers an area of 160 acres in western Colorado (the “RD&D Lease”). The RD&D Lease had an initial ten-year term that began on January 1, 2007 and provides for a five-year extension if AMSO can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. In

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investment in American Shale Oil, LLC – (Continued)

November 2015, AMSO satisfied the extension criteria, and the RD&D Lease was extended effective on January 1, 2017. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres, which overlap and are contiguous with the 160 acres in its RD&D Lease. (The acreage numbers that appear in this paragraph are unaudited).

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

On February 23, 2016, Total notified the Company of its decision not to continue to fund AMSO, LLC. The Company is currently considering its options with respect to the future of this project. AMSO and Total are obligated to fund certain remediation and reclamation costs. The Company estimates that its share of such costs would be in the range of nil to $2.0 million.

Except as set forth below, AMSO was responsible for funding 20% of the initial $50 million of AMSO, LLC’s approved expenditures, and is responsible for funding 35% of the approved expenditures between $50 million and $100 million, and 40% of the costs of the one-time payment for conversion of AMSO, LLC’s RD&D Lease to a commercial lease, in the event AMSO, LLC’s application for conversion is approved, with the remaining amounts of such expenditures to be funded by Total. All other expenditures are to be borne in proportion to equity ownership. The percentages for expenditures are subject to proportional adjustment in connection with certain changes in the equity ownership of AMSO LLC. At December 31, 2015, the cumulative contributions of AMSO and Total to AMSO, LLC were $82.9 million. AMSO’s allocated share of the net loss of AMSO, LLC is included in “Equity in the net loss of AMSO, LLC” in the accompanying consolidated statements of operations.
AMSO has the right to decide at each capital call whether or not to fund AMSO, LLC, and will make a determination at each such time. AMSO did not fund the capital calls for any quarter from the fourth quarter of 2013 through the second quarter of 2015. AMSO funded an aggregate of $0.3 million from the third quarter of 2015 through the first quarter of 2016, which was 28% of its share of the capital calls. In the period from January 2014 through January 2016, Total funded an aggregate of $4.6 million for AMSO’s share of the capital calls that AMSO did not fund. Because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures, AMSO’s ownership interest in AMSO, LLC was reduced to 41.3% and Total’s ownership interest increased to 58.7%. In addition, AMSO’s share of future funding of AMSO, LLC up to a cumulative $100 million was reduced to 28.9% and Total’s share increased to 71.1%.

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

The Company accounts for its ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it does not control AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company has determined that it is not the

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investment in American Shale Oil, LLC – (Continued)

primary beneficiary, as the Company does not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Year ended December 31,
(in thousands)	2015	2014	2013
Balance, beginning of period	$(252)	$(252)	$242
Capital contributions	250	—	2,700
Equity in net loss of AMSO, LLC	(397)	—	(3,194)
Balance, end of period	$(399)	$(252)	$(252)

At December 31, 2015 and 2014, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

In part because of AMSO’s decision not to fund all of its share of AMSO, LLC’s expenditures, AMSO, LLC allocates its net loss beginning January 2014 as follows: $12.1 million of losses were allocated to Total, then it allocates any remaining losses proportionately such that over time AMSO and Total’s capital accounts as a percentage of AMSO, LLC’s total capital will equal their ownership interests.

Summarized balance sheets of AMSO, LLC are as follows:

December 31 (in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$204	$1,052
Restricted cash and cash equivalents	47	47
Other current assets	85	119
Equipment, net	181	242
Other assets	861	861
TOTAL ASSETS	$1,378	$2,321
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$654	$1,324
Other liabilities	861	861
Members’ interests	(137)	136
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$1,378	$2,321

Summarized statements of operations of AMSO, LLC are as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
REVENUES	$—	$—	$—
OPERATING EXPENSES:
General and administrative	403	456	566
Research and development	4,782	7,755	8,601
TOTAL OPERATING EXPENSES	5,185	8,211	9,167
Loss from operations	(5,185)	(8,211)	(9,167)
Other income	—	—	41
NET LOSS	$(5,185)	$(8,211)	$(9,126)

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property and Equipment

December 31 (in thousands)	2015	2014
Computer software and development	$1,287	$1,038
Computers and computer hardware	221	259
Laboratory and drilling equipment	528	1,195
Office equipment and other	349	365
	2,385	2,857
Less: accumulated depreciation	(1,038)	(955)
Property and equipment, net	$1,347	$1,902

Note 7—Revolving Lines of Credit

On December 17, 2015, GRE, IDT Energy and certain affiliates entered into a Credit Agreement with Maple Bank GmbH for a revolving loan facility. On December 17, 2015, GRE borrowed $2.0 million under the facility. In February 2016, the German banking regulator, Bafin, closed Maple Bank GmbH due to impending financial over-indebtedness related to tax-evasion investigations. Therefore, the revolving line of credit is not available for future borrowings. The collateral for the revolving loan consists of the borrowers’ receivables, the balances in certain bank accounts and certain commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 3.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of December 17, 2018. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the Credit Agreement. At December 31, 2015, the borrowers were in compliance with all of the covenants.

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2016. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At December 31, 2015 and 2014, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at December 31, 2015 and 2014, letters of credit of $7.7 million and $7.6 million, respectively, were outstanding.

Note 8—Income Taxes

The components of (loss) income before income taxes are as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Domestic	$1,517	$(14,900)	$9,467
Foreign	(9,628)	(12,412)	(12,053)
LOSS BEFORE INCOME TAXES	$(8,111)	$(27,312)	$(2,586)

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes – (Continued)

Significant components of the Company’s deferred income tax assets consist of the following:

December 31 (in thousands)	2015	2014
Deferred income tax assets:
Bad debt reserve	$75	$93
Accrued expenses	3,865	2,940
State taxes	91	78
Charitable contributions	402	330
Net operating loss	26,186	17,473
Stock options and restricted stock	7,752	6,163
Depreciation	1,661	2,089
Total deferred income tax assets	40,032	29,166
Valuation allowance	(38,390)	(27,703)
DEFERRED INCOME TAX ASSETS, NET	$1,642	$1,463

The Company has initiated a tax strategy that enables the Company to deduct losses from its foreign subsidiaries against its profitable U.S. operations. Because of this strategy, the decrease in pre-tax earnings of GRE in 2012, and the Company’s current projections, the Company concluded that it no longer met the criteria of more likely than not in order to utilize its deferred federal income tax assets in the foreseeable future. Accordingly, at December 31, 2015 and 2014, only the state portion of GRE deferred tax assets are reflected.

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$—	$—	$1,112
State and local	704	730	1,891
Foreign	—	(12)	(7)
	704	718	2,996
Deferred:
Federal	19	68	—
State and local	(198)	(691)	(241)
Foreign	—	—	—
	(179)	(623)	(241)
PROVISION FOR INCOME TAXES	$525	$95	$2,755

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
U.S. federal income tax at statutory rate	$(2,840)	$(9,559)	$(904)
Valuation allowance	2,982	9,564	2,447
Foreign tax rate differential	31	22	48
Other	20	115	66
State and local income tax, net of federal benefit	332	(47)	1,098
PROVISION FOR INCOME TAXES	$525	$95	$2,755

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes – (Continued)

At December 31, 2015, the Company had U.S. federal and state net operating loss carry-forwards of approximately $26.1 million and $67.2 million, respectively. These carry-forward losses are available to offset future U.S. federal and state taxable income. The federal net operating loss carry-forwards will start to expire in 2032, with the year ended December 31, 2015’s loss expiring in 2036. The state net operating loss carry-forwards will start to expire in 2028, with the year ended December 31, 2015’s loss expiring in 2036.

At December 31, 2015, the Company had foreign net operating loss carry-forwards of approximately $52.0 million, of which $47.4 million will not expire. This carry-forward loss is available to offset future foreign taxable income.

The change in the valuation allowance for deferred income taxes was as follows:

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2015
Reserves for valuation allowances deducted from deferred income taxes, net	$27,703	$10,687	$—	$38,390
Year ended December 31, 2014
Reserves for valuation allowances deducted from deferred income taxes, net	$16,653	$11,050	$—	$27,703
Year ended December 31, 2013
Reserves for valuation allowances deducted from deferred income taxes, net	$11,861	$4,792	$—	$16,653

	Year ended December 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$543	$542	$223
Additions based on tax positions related to the current period	97	209	—
Additions for tax positions of prior periods	10	9	319
Lapses of statutes of limitations	(14)	(217)	—
Balance at end of period	$636	$543	$542

All of the unrecognized income tax benefits at December 31, 2015 and 2014 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

In the years ended December 31, 2015, 2014 and 2013, the Company recorded interest on income taxes of $10,000, $9,000 and $9,000, respectively. As of December 31, 2015 and 2014, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2012 to 2015, state and local tax returns generally for 2011 to 2015 and foreign tax returns generally for 2011 to 2015.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity – (Continued)

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

Dividend Payments

In the year ended December 31, 2015, the Company paid aggregate cash dividends of $0.12 per share on its Class A common stock and Class B common stock, equal to $3.0 million in total dividends paid. In the year ended December 31, 2014, the Company paid aggregate cash dividends of $0.06 per share on its Class A common stock and Class B common stock, equal to $1.5 million in total dividends paid. No dividends were declared or paid on the Company’s Class A common stock and Class B common stock in the year ended December 31, 2013. On February 12, 2016, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the fourth quarter of 2015 to stockholders of record as of the close of business on February 5, 2016, as the Company has resumed quarterly dividend payments on its common stock.

In the year ended December 31, 2015, the Company paid aggregate cash dividends of $0.6376 per share on its Preferred Stock, equal to $1.5 million in total dividends paid. In the year ended December 31, 2014, the Company paid aggregate cash dividends of $0.6376 per share on its Preferred Stock, equal to $1.4 million in total Preferred Stock dividends paid. In the year ended December 31, 2013, the Company paid aggregate cash dividends of $0.6099

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity – (Continued)

per share on its Preferred Stock, equal to $1.1 million in total Preferred Stock dividends paid. On February 16, 2016, the Company paid a quarterly Base Dividend of $0.1594 per share on its Preferred Stock for the fourth quarter of 2015 to stockholders of record as of the close of business on February 5, 2016.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the year ended December 31, 2014, the Company repurchased 103,331 shares of Class B common stock under this program for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the years ended December 31, 2015 and 2013. At December 31, 2015, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas, the Company’s Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, (a) options to purchase 3.0 million shares of the Company’s Class B common stock previously granted to Mr. Jonas, with an exercise price of $10.30 per share were cancelled, (b) the term of the existing employment agreement between the Company and Mr. Jonas was extended for an additional one year period, expiring on December 31, 2019, and (c) Mr. Jonas committed to purchase an aggregate of 3.6 million shares of the Company’s Class B common stock from the Company at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). The 3.6 million Class B shares are subject to repurchase by the Company at $6.82 per share upon certain terminations of Mr. Jonas’ employment by the Company, and such repurchase right lapses as to 0.6 million shares on December 31, 2016, 2017 and 2018. On July 30, 2014 and August 4, 2014, the Company sold an aggregate of 3.6 million shares of the Company’s Class B common stock to Mr. Jonas for an aggregate purchase price of $24.6 million. The Company accounted for the change in the equity arrangements with Mr. Jonas as a modification, with an incremental value of nil. Accordingly, the unrecognized compensation cost as of July 30, 2014 of $17.0 million is being recognized on a straight-line basis over the modified vesting period. The estimated total value of the options on the date of the grant was $19.3 million.

Sales of Equity of Subsidiaries

Per the terms of his employment agreement, Dr. Harold Vinegar, Chief Scientist of the Company (“Vinegar”), has an option to purchase, at fair value, up to 10% of the GOGAS ventures in which he is a key contributor:

•         In November 2008, Vinegar purchased a 10% interest in IEI.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity – (Continued)

•         In October 2013, Vinegar purchased a 9.5% interest in Afek.

•         In November 2013, Vinegar purchased a 9.8% interest in Genie Mongolia.

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

In November 2010, GOGAS sold a 0.5% equity interest to Rupert Murdoch for $1.0 million paid with a promissory note. The note was secured by a pledge of the shares issued in exchange for the note. The note accrued interest at 1.58% per annum. The Company received an aggregate of $1.1 million for the payment of the principal and accrued interest on the maturity date of November 15, 2015.

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

Exercise of GOGAS stock option

GOGAS issued a stock option in June 2011 to Michael Steinhardt at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised. Mr. Steinhardt and an affiliate received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt and the affiliate received an approximately 1.7% interest in AMSO. The exercise price of $5.0 million was paid $2.5 million in cash and $2.5 million in promissory notes due in November 2015. The notes bear interest at 0.43% per annum, and are secured by 50% of the shares received in the exercise. In November 2015, the Company received cash of $0.8 million to repay one-third of the principal amount of the promissory notes, and released one-third of the shares securing the remaining notes. The remaining notes, an aggregate of $1.7 million, are expected to be repaid in 2016. At December 31, 2015, the notes receivable were included in “Receivables for issuance of equity” in the consolidated balance sheet.

Note 10—Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2011 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The plan is administered by the Compensation Committee of the Company’s Board of Directors. On May 5, 2015, the Company’s stockholders approved an amendment and restatement to the Company’s 2011 Stock Option and Incentive Plan that increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 180,000 shares. At December 31, 2015, the Company had 1.3 million shares of Class B common stock reserved for award under its 2011 Stock Option and Incentive Plan and 0.2 million shares were available for future grants.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Stock-Based Compensation – (Continued)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non- vested Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2014	73	$9.83
Granted	38	9.95
Vested	(57)	8.18
Forfeited	(2)	10.01
NON-VESTED SHARES AT DECEMBER 31, 2015	52	$11.72

At December 31, 2015, there was $9.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, including $8.5 million relating to the shares purchased by Howard S. Jonas (see Note 9). The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant date fair value of shares vested in the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $2.5 million and $3.3 million, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $3.6 million, $6.6 million, and $2.0 million in the years ended December 31, 2015, 2014, and 2013, respectively. The compensation cost related to the vesting of the restricted stock included $2.8 million and $5.7 million relating to the shares purchased by Howard S. Jonas in the years ended December 31, 2015 and 2014, respectively.

Effective December 12, 2013, the Company issued 63,917 restricted shares of its Class B common stock to the President of the Company. The restricted shares vest in three years that began in January 2014. The fair value of the restricted shares on the date of the grant was $0.7 million, which is being recognized on a straight-line basis over the vesting period.

Effective January 6, 2014, the Company issued 29,126 restricted shares of its Class B common stock to Michael Stein, Executive Vice President of the Company, and son-in-law of Howard S. Jonas. The restricted shares vest in three equal annual installments commencing on January 5, 2015. The fair value of the restricted shares on the date of the grant was $0.3 million, which is being recognized on a straight-line basis over the vesting period.

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

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in the year ended December 31, 2014.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Stock-Based Compensation – (Continued)

	Year ended December 31,
	2015	2013
ASSUMPTIONS
Average risk-free interest rate	0.93%	2.07%
Expected dividend yield	—	—
Expected volatility	61.0%	65.6%
Expected term	5.5 years	6.5 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	438	$6.85	6.3	$—
Granted	6	0.01
Exercised	(25)	6.85
Cancelled / Forfeited	(5)	6.85
OUTSTANDING AT DECEMBER 31, 2015	414	$6.74	5.6	$1,825
EXERCISABLE AT DECEMBER 31, 2015	268	$6.80	5.4	$1,167

The weighted-average grant date fair value of options granted by the Company during the years ended December 31, 2015 and 2013 was $9.67 and $6.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $12,000, $12,000 and $29,000, respectively. At December 31, 2015, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. The Company recognized compensation cost related to the vesting of the options of $0.3 million, $2.5 million and $0.4 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Grants of Equity of Subsidiaries

On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE to certain of the Company’s officers and employees. Howard S. Jonas was granted deferred stock units representing 2.8% of the outstanding equity in GRE, Avi Goldin, the Company’s Chief Financial Officer and Executive Vice President - Finance was granted deferred stock units representing 0.2% of the outstanding equity in GRE, Michael Stein, the Company’s Executive Vice President and the Chief Executive Officer and a Director of GRE was granted deferred stock units representing 0.3% of the outstanding equity in GRE, and other employees were granted deferred stock units representing an aggregate of 0.6% of the outstanding equity in GRE. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRE deferred stock units on the date of grant was $3.3 million, which is being recognized on a straight-line basis over the vesting period. At December 31, 2015, the unrecognized compensation cost relating to these grants was $2.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. The Company recognized aggregate compensation cost related to the vesting of the GRE deferred stock units and other subsidiary equity interests that were granted in prior years of $1.4 million, $1.6 million and $1.8 million in the years ended December 31, 2015, 2014 and 2013, respectively.

In 2014 and 2013, the Company elected to exchange vested deferred stock units of IDT Energy previously granted to employees and directors of the Company for shares of the Company’s Class B common stock upon the vesting of the deferred stock units based on the relative fair value of the shares exchanged. Accordingly, in August 2014 and 2013, the Company issued 137,738 and 133,758 shares of the Company’s Class B common stock in exchange for 23.6 and 23.6 vested deferred stock units of IDT Energy, respectively. In August 2015, the Company elected to pay cash of

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Stock-Based Compensation – (Continued)

$1.2 million for the remaining 23.6 deferred stock units of IDT Energy that vested in June and July 2015 based on the estimated fair value of the deferred stock units of IDT Energy.

Note 11—Variable Interest Entities

In 2011, an employee of IDT incorporated Citizens Choice Energy, LLC (“CCE”), which is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. In addition, DAD Sales, LLC (“DAD”) used its network of door-to-door sales agents to obtain customers for CCE. In December 2012, DAD ceased to acquire customers for CCE. The Company provided CCE and DAD with substantially all of the cash required to fund their operations. The Company determined that since the acquisition of the interest in CCE and DAD, it had the power to direct the activities of these entities that most significantly impact their economic performance and it has the obligation to absorb losses of CCE and DAD that could potentially be significant to CCE and DAD on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE and DAD, and as a result, the Company consolidates CCE and DAD within its GRE segment. The Company does not own any interest in CCE or DAD and thus the net income or loss incurred by CCE and DAD was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

In October 2015, GRE paid $0.2 million to the owner of the limited liability company interests in CCE, and loaned CCE $0.5 million in exchange for an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of the $0.5 million loan. The option expires on October 22, 2023.

Net income (loss) amounts related to CCE and DAD and aggregate net funding repaid to (provided by) the Company to CCE and DAD in order to finance their operations were as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Net income (loss):
CCE	$201	$763	$2,080
DAD	(167)	(104)	(67)
Aggregate funding repaid to (provided by) the Company, net	950	(266)	4,126

Summarized consolidated balance sheet amounts related to CCE and DAD are as follows:

December 31 (in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$48	$33
Restricted cash	25	20
Trade accounts receivable	844	1,873
Prepaid expenses	479	480
Other current assets	51	178
Other assets	468	459
TOTAL ASSETS	$1,915	$3,043
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$267	$479
Due to IDT Energy	427	1,377
Noncontrolling interests	1,221	1,187
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,915	$3,043

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Variable Interest Entities – (Continued)

The assets of CCE and DAD may only be used to settle obligations of CCE and DAD, and may not be used for other consolidated entities. The liabilities of CCE and DAD are non-recourse to the general credit of the Company’s other consolidated entities.

Note 12—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized loss on available- for-sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)	Location of (Gain) Loss Recognized
Balance at December 31, 2012	$(15)	$285	$270
Other comprehensive (loss) income before reclassifications	(55)	460	405
Amounts reclassified from accumulated other comprehensive income	70	—	70	Interest income
Net other comprehensive income	15	460	475
Balance at December 31, 2013	—	745	745
Other comprehensive loss attributable to Genie	—	(735)	(735)
Balance at December 31, 2014	—	10	10
Other comprehensive income attributable to Genie	—	144	144
BALANCE AT DECEMBER 31, 2015	$—	$154	$154

Note 13—Legal and Regulatory Proceedings

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

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania PUC’s regulations. IDT Energy has reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, if approved by the PUC, IDT Energy will agree to issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also agree to implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement must be approved by the Pennsylvania PUC, which is expected in the second quarter of 2016.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Legal and Regulatory Proceedings – (Continued)

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. On December 9, 2015, the Court denied IDT Energy’s motion to dismiss without prejudice so as to allow McLaughlin to file an amended complaint. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. Subsequently, on February 22, 2016, IDT Energy moved to dismiss the amended complaint. The named plaintiff’s opposition papers to the motion to dismiss are due on March 18, 2016 and IDT Energy’s reply is due on April 11, 2016. In the meantime, the parties are engaged in limited discovery. IDT Energy believes that the claims in the amended complaint are without merit and intends to vigorously defend the action.

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

At December 31, 2015, the Company had an aggregate of $2.5 million accrued for the complaints and lawsuits described above.

On February 23, 2016, the New York Public Service Commission (“PSC”) issued an order that sought to impose significant new restrictions on REPs operating in New York, including GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on April 14, 2016. GRE expects that the REP industry will take additional legal action in response to the order seeking a definitive judicial review of the industry’s challenges to the PSC’s order.

The Company is evaluating the potential impact of the PSC’s order on its New York operations, while preparing to operate in compliance with any new requirements. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon GRE’s operations in New York. As of December 31, 2015, New York represented 53% of GRE’s total meters served and 44% of the total residential customer equivalents of GRE’s customer base.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $22.4 million at December 31, 2015. The purchase commitments outstanding at December 31, 2015 are expected to be paid as follows: $14.7 million in the year ending December 31, 2016, $6.6 million in the year ending December 31, 2017 and $1.1 million in the year ending December 31, 2018.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2015, GRE had commitments to purchase renewable energy credits of $41.8 million.

Environmental Remediation Liability

At December 31, 2015, Afek’s estimated liability for environmental remediation in the Golan Heights in Northern Israel was $0.2 million, which is included in “Exploration expense” in 2015 in the accompanying consolidated statement of operations. The estimated liability is expected to increase as Afek continues its up to ten-well exploratory program.

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

Letters of Credit

At December 31, 2015, the Company had letters of credit outstanding totaling $7.7 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at December 31, 2015 expire as follows: $4.2 million in the year ending December 31, 2016 and $3.5 million in the year ending December 31, 2017.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2015, GRE had aggregate performance bonds of $11.9 million outstanding.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Commitments and Contingencies – (Continued)

Lease Commitments

The future minimum payments for operating leases at December 31, 2015 are as follows:

(in thousands)
Year ending December 31:
2016	$306
2017	165
2018	14
2019	—
2020	—
Thereafter	—
Total payments	$485

Rental expense under operating leases was $1.2 million, $0.8 million and $0.6 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Other Contingencies

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2015, the Company was in compliance with such covenants. At December 31, 2015, restricted cash—short-term of $0.8 million and trade accounts receivable of $27.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.3 million at December 31, 2015.

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

IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The charges for these services are included in “Selling, general and administrative” expense. In addition, the Company provides services to certain of IDT’s subsidiaries. The charges for these services reduce the Company’s

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Related Party Transactions – (Continued)

“Selling, general and administrative” expense. The amounts IDT charged the Company, and the amounts the Company charged IDT, were as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Amount IDT charged the Company	$2,340	$3,447	$3,348
Amount the Company charged IDT	546	530	285

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

The Company had notes receivable outstanding from employees aggregating $1.0 million at December 31, 2015 and 2014, which are included in “Other assets” in the accompanying consolidated balance sheet.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company (including payments from third party brokers) in the aggregate amounts of $14,236, $13,912 and $11,074 in the years ended December 31, 2015, 2014 and 2013, respectively, which fees and commissions inured to the benefit of Mr. Mason, and (2) the total payments made by the Company to IGM for various insurance policies were $143,367, $140,374 and $124,149 in the years ended December 31, 2015, 2014 and 2013, respectively. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 16—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, GOGAS and Afek. GRE operates REPs, including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of early stage oil shale projects including (1) an 88.4% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, (2) a 98.3% interest in AMSO, which holds and manages a 41.3% interest in AMSO, LLC, an oil shale development project in Colorado, and (3) an 86.1% interest in IEI, an oil shale development project in Israel. The Company has an 86.5% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Afek was included in the GOGAS segment from its inception until December 31, 2014. Beginning in the first quarter of 2015, Afek is a separate reportable segment. Comparative results have been reclassified and restated as if Afek was a separate segment in all periods presented.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Business Segment Information – (Continued)

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Year ended December 31, 2015
Revenues	$210,109	$—	$—	$—	$210,109
Income (loss) from operations	13,542	(7,458)	(3,058)	(8,908)	(5,882)
Depreciation	245	104	78	1	428
Research and development	—	63	1,922	—	1,985
Exploration	—	6,583	—	—	6,583
Equity in the net loss of AMSO, LLC	—	—	397	—	397
Year ended December 31, 2014
Revenues	$275,031	$—	$—	$—	$275,031
Income (loss) from operations	3,516	(7,294)	(6,479)	(15,353)	(25,610)
Depreciation	24	8	99	1	132
Research and development	—	144	5,394	—	5,538
Exploration	—	6,971	—	—	6,971
Goodwill impairment	3,562	—	—	—	3,562
Equity in the net loss of AMSO, LLC	—	—	—	—	—
Year ended December 31, 2013
Revenues	$279,174	$—	$—	$—	$279,174
Income (loss) from operations	25,696	(4,255)	(11,700)	(9,115)	626
Depreciation	15	2	92	1	110
Research and development	—	186	7,171	—	7,357
Exploration	—	4,032	—	—	4,032
Equity in the net loss of AMSO, LLC	—	—	3,194	—	3,194

There were no revenues from customers located outside of the United States in all periods presented.

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
December 31, 2015	$80,177	$38,665	$17,770	$19,203	$155,815
December 31, 2014	78,254	6,243	48,899	19,532	152,928
December 31, 2013	76,691	5,597	36,596	39,959	158,843

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Business Segment Information – (Continued)

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel, were as follows:

(in thousands)	United States	Foreign Countries	Total
December 31, 2015
Long-lived assets, net	$763	$646	$1,409
Total assets	114,880	40,935	155,815
December 31, 2014
Long-lived assets, net	$834	$1,230	$2,064
Total assets	143,897	9,031	152,928
December 31, 2013
Long-lived assets, net	$352	$377	$729
Total assets	150,315	8,528	158,843

Note 17—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in 2015 and 2014:

Quarter Ended (in thousands, except per		Direct cost of	(Loss) income from	Net (loss)	Net (loss) income attributable to Genie	(Loss) earnings per common share
share data)	Revenues	revenues	operations	income	Energy Ltd.	Basic	Diluted
2015:
December 31	$43,915	$27,815	$(3,674)	$(4,106)	$(3,794)	$(0.19)	$(0.19)
September 30	52,238	30,420	3,839	2,626	2,845	0.11	0.10
June 30	39,527	25,551	(4,332)	(4,726)	(4,498)	(0.22)	(0.22)
March 31	74,429	57,229	(1,715)	(2,430)	(2,010)	(0.11)	(0.11)
TOTAL	$210,109	$141,015	$(5.882)	$(8,636)	$(7,457)	$(0.40)	$(0.40)
2014:
December 31(1)	$49,687	$36,924	$(10,666)	$(10,428)	$(10,436)	$(0.50)	$(0.50)
September 30	46,186	28,359	(4,107)	(4,825)	(4,395)	(0.22)	(0.22)
June 30	48,810	37,359	(4,344)	(5,007)	(4,871)	(0.24)	(0.24)
March 31(2)	130,348	120,452	(6,493)	(7,147)	(6,784)	(0.33)	(0.33)
TOTAL	$275,031	$223,094	$(25,610)	$(27,407)	$(26,486)	$(1.31)	$(1.31)

____________

(1)      In the fourth quarter of 2014, loss from operations includes goodwill impairment of $3.6 million and gain on adjustment to estimated contingent payments of $0.2 million.

(2)      Unusually cold weather in the first quarter of 2014 that affected the overall demand for electricity and natural gas for heat caused a significant increase in revenues and direct cost of revenues in the first quarter of 2014 compared to the same period in 2015. The winter’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other REPs purchased their supply.