Form 10-Q
period 2016-03-31
Genie Energy Ltd.
filed 2016-05-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

As of May 4, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,055,611 shares outstanding (excluding 201,017 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,899	$38,786
Restricted cash—short-term	10,795	10,894
Certificates of deposit	8,868	8,850
Trade accounts receivable, net of allowance for doubtful accounts of $177 and $182 at March 31, 2016 and December 31, 2015, respectively	27,817	27,222
Inventory	6,799	11,440
Prepaid expenses	9,146	11,328
Other current assets	6,850	6,104

Total current assets	108,174	114,624
Property and equipment, net	1,351	1,347
Capitalized exploration costs—unproved oil and gas property	35,969	26,878
Goodwill	3,663	3,663
Restricted cash—long-term	2,246	1,802
Deferred income tax assets, net	1,642	1,642
Other assets	6,268	5,859

Total assets	$159,313	$155,815

Liabilities and equity
Current liabilities:
Trade accounts payable	$11,681	$12,642
Accrued expenses	19,021	19,424
Advances from customers	613	1,055
Income taxes payable	1,623	923
Due to IDT Corporation	185	438
Energy hedging contracts	1,336	2,192
Other current liabilities	665	878

Total current liabilities	35,124	37,552
Revolving credit loan payable	2,000	2,000
Other liabilities	1,236	1,566

Total liabilities	38,360	41,118

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2016 and December 31, 2015	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2016 and December 31, 2015	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,260 and 23,239 shares issued and 23,059 and 23,041 shares outstanding at March 31, 2016 and December 31, 2015, respectively	233	232
Additional paid-in capital	125,658	124,449
Treasury stock, at cost, consisting of 201 shares and 198 shares of Class B common stock at March 31, 2016 and December 31, 2015, respectively	(1,599)	(1,570)
Accumulated other comprehensive income	1,414	154
Accumulated deficit	(15,010)	(19,647)

Total Genie Energy Ltd. stockholders’ equity	130,455	123,377
Noncontrolling interests:
Noncontrolling interests	(7,835)	(7,013)
Receivable for issuance of equity	(1,667)	(1,667)

Total noncontrolling interests	(9,502)	(8,680)

Total equity	120,953	114,697

Total liabilities and equity	$159,313	$155,815

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Revenues:
Electricity	$44,385	$47,336
Natural gas	13,366	26,164
Other	387	929

Total revenues	58,138	74,429
Cost of revenues	33,274	57,963

Gross profit	24,864	16,466

Operating expenses and losses:
Selling, general and administrative (i)	16,008	16,639
Research and development	127	703
Exploration	1,691	1,573
Equity in the net loss of AMSO, LLC	222	—

Income (loss) from operations	6,816	(2,449)
Interest income	82	99
Other (expense) income, net	(135)	11

Income (loss) before income taxes	6,763	(2,339)
Provision for income taxes	(1,096)	(91)

Net income (loss)	5,667	(2,430)
Net loss attributable to noncontrolling interests	819	420

Net income (loss) attributable to Genie Energy Ltd.	6,486	(2,010)
Dividends on preferred stock	(370)	(370)

Net income (loss) attributable to Genie Energy Ltd. common stockholders.	$6,116	$(2,380)
Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.27	$(0.11)
Diluted	$0.26	$(0.11)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	22,791	22,107
Diluted	23,684	22,107
Dividends declared per common share	$0.06	$0.06
(i) Stock-based compensation included in selling, general and administrative expense	$1,210	$1,237

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$5,667	$(2,430)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,257	(56)
Comprehensive income (loss)	6,924	(2,486)
Comprehensive loss attributable to noncontrolling interests	822	414
Comprehensive income (loss) attributable to Genie Energy Ltd.	$7,746	$(2,072)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$5,667	$(2,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	97	104
Provision for doubtful accounts receivable	(3)	8
Stock-based compensation	1,210	1,237
Equity in the net loss of AMSO, LLC	222	—
Change in assets and liabilities:
Restricted cash	(294)	(1,373)
Trade accounts receivable	(592)	(8,117)
Inventory	4,640	2,646
Prepaid expenses	2,220	(2,648)
Other current assets and other assets	(1,055)	(2,603)
Trade accounts payable, accrued expenses and other current liabilities	(2,998)	4,507
Advances from customers	(442)	(268)
Due to IDT Corporation	(253)	(407)
Income taxes payable	701	58
Net cash provided by (used in) operating activities	9,120	(9,286)
Investing activities
Capital expenditures	(84)	(289)
Investments in capitalized exploration costs—unproved oil and gas property	(8,031)	(4,308)
Capital contributions to AMSO, LLC	(63)	—
Net cash used in investing activities	(8,178)	(4,597)
Financing activities
Dividends paid	(1,849)	(1,840)
Repurchases of Class B common stock from employees	(29)	(22)
Payment for acquisitions	(104)	(63)
Net cash used in financing activities	(1,982)	(1,925)
Effect of exchange rate changes on cash and cash equivalents	153	(64)
Net decrease in cash and cash equivalents	(887)	(15,872)
Cash and cash equivalents at beginning of period	38,786	71,895
Cash and cash equivalents at end of period	$37,899	$56,023

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company’s principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”) and Residents Energy, Inc. (“Residents Energy”), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.3% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation (“AMSO”), which operates American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel, which is inactive.

GRE has outstanding deferred stock units granted to directors and employees that represent an interest of 3.9% of the equity of GRE.

On March 23, 2016, Total S.A. (“Total”) gave AMSO its notice of withdrawal from AMSO, LLC (see Note 5). The withdrawal was effective on April 30, 2016.

On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploration program in the area covered by it exploration license. In April 2016, Afek received an extension of its license from the Israeli Ministry of Energy and Water through April 9, 2017. Afek is conducting its oil and gas exploration program pursuant to that license which was initially granted for a three-year period that expired on April 9, 2016.

Reclassification

In the consolidated statement of operations, $0.7 million previously included in “Financing fees” in the three months ended March 31, 2015 was reclassified to “Cost of revenues” to conform to the current year’s presentation.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 64% and 59% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2015 and 2014, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% and 20% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2015 and 2014, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that the GRE-owned REPs and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. GRE’s revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2016
Assets:
Derivative contracts	$2	$2,817	$—	$2,819
Liabilities:
Derivative contracts	$—	$1,336	$—	$1,336
December 31, 2015
Assets:
Derivative contracts	$373	$1,308	$—	$1,681
Liabilities:
Derivative contracts	$609	$1,583	$—	$2,192

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

Restricted cash—short-term and long-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At March 31, 2016 and December 31, 2015, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving credit loan payable, and other liabilities. At March 31, 2016 and December 31, 2015, other assets included an aggregate of $1.5 million in notes receivable. The carrying amounts of the notes receivable, revolving credit loan payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2016 and December 31, 2015, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2016	33,600 MWh
Electricity	May 2016	33,600 MWh
Electricity	July 2016	272,000 MWh
Electricity	August 2016	312,800 MWh
Electricity	September 2016	33,600 MWh
Electricity	December 2016	67,200 MWh
Electricity	January 2017	134,400 MWh
Electricity	February 2017	128,000 MWh
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$2,819	$1,681

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$1,336	$2,192

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Gain	Three Months Ended
	(Loss) Recognized	March 31,
Derivatives not designated or not qualifying as hedging instruments	on Derivatives	2016	2015
		(in thousands)
Energy contracts and options	Cost of revenues	$361	$(957)

Note 4—Afek Oil and Gas Exploration Activities

The Company accounts for Afek’s oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred. At March 31, 2016 and December 31, 2015, the Company had capitalized exploration costs of $36.0 million and $26.9 million, respectively. At March 31, 2016, $4.3 million of the capitalized exploration costs had been capitalized for a period greater than one year, although drilling has not yet been completed. The Company is in the process of determining if proved reserves have been found. If no proved reserves are found, the related capitalized exploration costs will be charged to expense. In the three months ended March 31, 2016 and 2015, the Company recognized exploration expense of $1.7 million and $1.6 million, respectively.

In April 2016, Afek concluded a well flow test on one of its completed wells (Ness 3) in Northern Israel. Afek continues to execute on its oil and gas exploration program. Well flow testing within the second test well - Devorah 1 (Ness 2) - is currently underway, with testing completed on three of five planned depth level zones. To date, the flow tests at Devorah 1 have yielded gaseous hydrocarbons and Afek has extracted small amounts of heavy hydrocarbons. The gaseous hydrocarbons at Devorah 1 were sufficiently concentrated to flare. Testing at the first site, Ness 3 provided valuable data that has enhanced the quality of subsequent testing and ongoing exploration activities without yielding hydrocarbons demonstrative of a commercially viable resource. Preliminary results from the analysis conducted to date are consistent with Afek’s initial model for the basin. Afek has engaged experts to conduct further analysis on both wells and additional exploratory work in order to better understand the resource and its commercial potential.

Afek assesses the economic and operational viability of its project on an ongoing basis, and to date believes that sufficient progress is being made. The assessment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of the capitalized exploration costs prove to be incorrect, we may be required to record impairments of such costs in future periods and such impairments could be material.

Note 5—Investment in American Shale Oil, LLC

The Company accounted for its ownership interest in AMSO, LLC using the equity method since the Company had the ability to exercise significant influence over its operating and financial matters, although it did not control AMSO, LLC. AMSO, LLC was a variable interest entity, however, the Company determined that it was not the primary beneficiary, as the Company did not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance.

On February 23, 2016, Total notified the Company of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. The Company is currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. AMSO estimates that the decommissioning, winding up and dissolution of AMSO, LLC will cost up to $5.0 million.

Because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, at March 31, 2016, AMSO’s ownership interest in AMSO, LLC was 41.3% and Total’s ownership interest was 58.7%.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$(399)	$(252)
Capital contributions	63	—
Equity in the net loss of AMSO, LLC	(222)	—
Balance, end of period	$(558)	$(252)

At March 31, 2016 and at December 31, 2015, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating expenses:
General and administrative	$87	$119
Research and development	1,050	1,462
Total operating expenses	1,137	1,581
Loss from operations and net loss	$(1,137)	$(1,581)

Note 6—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2016
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2015	$123,377	$(8,680)	$114,697
Dividends on preferred stock	(370)	—	(370)
Dividends declared on common stock ($0.06 per share)	(1,479)	—	(1,479)
Restricted Class B common stock purchased from employees	(29)	—	(29)
Stock-based compensation	1,210	—	1,210
Comprehensive income:
Net income	6,486	(819)	5,667
Foreign currency translation adjustments	1,260	(3)	1,257
Comprehensive income	7,746	(822)	6,924
Balance, March 31, 2016	$130,455	$(9,502)	$120,953

Dividend Payments

On February 16, 2016, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2015. On April 13, 2016, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2016. The dividend will be paid on or about May 16, 2016 to stockholders of record as of the close of business on May 6, 2016. The aggregate dividends declared and paid in the three months ended March 31, 2016 and 2015 were $0.4 million and $0.4 million, respectively.

On February 12, 2016, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock in the aggregate amount of $1.5 million. On March 31, 2015, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the fourth quarter of 2014 in the aggregate amount of $1.5 million. In May 2016, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the first quarter of 2016. The dividend will be paid on or about May 20, 2016 to stockholders of record as of the close of business on May 16, 2016.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2016 and 2015. At March 31, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

Variable Interest Entities

Citizens Choice Energy, LLC (“CCE”), is a REP that resells electricity and natural gas to residential and small business customers in the State of New York, which is not owned by the Company. Since 2011, the Company provided CCE with substantially all of the cash required to fund its operations. The Company determined that it has the power to direct the activities of CCE that most significantly impact its economic performance and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE within its GRE segment. The Company does not own any interest in CCE and thus the net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

In October 2015, GRE paid $0.2 million to the owner of the limited liability company interests in CCE, and loaned CCE $0.5 million in exchange for an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of the $0.5 million loan. The option expires on October 22, 2023.

Net loss related to CCE and aggregate net funding (provided by) repaid to the Company to CCE in order to finance its operations were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net loss	$(571)	$(104)
Aggregate funding (provided by) repaid to the Company, net	$(371)	$313

Summarized combined balance sheet amounts related to CCE is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets
Cash and cash equivalents	$55	$48
Restricted cash	11	25
Trade accounts receivable	792	844
Prepaid expenses	373	479
Other current assets	9	51
Other assets	449	468
Total assets	$1,689	$1,915
Liabilities and noncontrolling interests
Current liabilities	$241	$267
Due to IDT Energy	798	427
Noncontrolling interests	650	1,221
Total liabilities and noncontrolling interests	$1,689	$1,915

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,791	22,107
Effect of dilutive securities:
Stock options	41	—
Non-vested restricted Class B common stock	852	—
Diluted weighted-average number of shares	23,684	22,107

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	March 31,
	2016	2015
	(in thousands)
Stock options	—	436
Non-vested restricted Class B common stock	—	2,453
Shares excluded from the calculation of diluted earnings per share	—	2,889

The diluted loss per share equals basic loss per share in the three months ended March 31, 2015 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Amount IDT charged the Company	$434	$620
Amount the Company charged IDT	$120	$139

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, GOGAS and Afek. GRE owns REPs including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of early stage oil shale projects including (1) an 88.3% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in AMSO, which operates AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in IEI, an oil shale development project in Israel, which is inactive. The Company has an 86.3% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended March 31, 2016
Revenues	$58,138	$—	$—	$—	$58,138
Income (loss) from operations	11,515	(1,827)	(469)	(2,403)	6,816
Research and development	—	—	127	—	127
Exploration	—	1,691	—	—	1,691
Equity in the net loss of AMSO, LLC	—	—	222	—	222

Three Months Ended March 31, 2015
Revenues	$74,429	$—	$—	$—	$74,429
Income (loss) from operations	2,771	(1,799)	(904)	(2,517)	(2,449)
Research and development	—	52	651	—	703
Exploration	—	1,573	—	—	1,573

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
March 31, 2016	$80,474	$46,852	$14,808	$17,179	$159,313

December 31, 2015	80,177	38,665	$17,770	19,203	155,815

Note 10—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. The Company believes that the claims in this lawsuit are without merit and intends to vigorously defend the action.

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

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On December 19, 2014, IDT Energy filed a motion to dismiss the complaint. On December 9, 2015, the Court denied IDT Energy’s motion to dismiss without prejudice so as to allow McLaughlin to file an amended complaint. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). Subsequently, on February 22, 2016, IDT Energy moved to dismiss the amended complaint. The named plaintiff opposed that motion and the parties are currently awaiting a decision from the Court. In the meantime, the parties are engaged in limited discovery. The Company believes that the claims in the amended complaint are without merit and intends to vigorously defend the action.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. On November 6, 2014, the Court denied IDT Energy’s motion to dismiss the complaint and the parties are currently engaged in discovery. Most recently, on April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. To date, only IDT Energy has been served with the amended complaint, for which a response is due on or before May 25, 2016. The Company believes that the claims in the amended complaint are also without merit and intends to vigorously defend the action.

At March 31, 2016, the Company had an aggregate of $2.5 million accrued for the complaints and lawsuits described above.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

New York Public Service Commission Order

On February 23, 2016, the New York Public Service Commission (“PSC”) issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on those parties’ motion for a preliminary injunction. The hearing on that motion was set for April 14, 2016, but has since been adjourned by stipulation of the parties to May 20, 2016. A group of parties from the REP industry also filed motions for reconsideration with the PSC. Those motions remain pending.

The Company is evaluating the potential impact of the PSC’s order on its New York operations, while preparing to operate in compliance with any new requirements.  Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon the operations of GRE-owned REPs in New York. At March 31, 2016, New York represented 50% of the total meters served by GRE-owned REPs and 42% of the total residential customer equivalents of the customer base of those REPs.

Purchase Commitments

The Company had purchase commitments of $14.2 million at March 31, 2016. The purchase commitments outstanding at March 31, 2016 are expected to be paid as follows: $11.0 million in the year ending March 31, 2017 and $3.2 million in the year ending March 31, 2018.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2016, GRE had commitments to purchase renewable energy credits of $42.7 million.

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

Letters of Credit

At March 31, 2016, the Company had letters of credit outstanding totaling $8.1 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at March 31, 2016 expire in the twelve months ending March 31, 2017.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2016, GRE had aggregate performance bonds of $11.9 million outstanding.

Other Contingencies

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2016, the Company was in compliance with such covenants. At March 31, 2016, restricted cash—short-term of $0.7 million and trade accounts receivable of $27.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $6.9 million at March 31, 2016.

Note 11—Revolving Lines of Credit

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

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2016, the Loan Agreement was modified to extend the maturity date from April 30, 2016 to May 31, 2017. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At March 31, 2016 and December 31, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2016 and December 31, 2015, letters of credit of $8.1 million and $7.7 million, respectively, were outstanding.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

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

In July 2015, the FASB issued an Accounting Standards Update (“ASU”) that simplifies the subsequent measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The ASU changes the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company measures GRE’s natural gas inventory at weighted average cost. The Company will adopt the amendments in this ASU on January 1, 2017. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard on January 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 1A to Part II “Risk Factors” in this Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, and Residents Energy, Inc., or Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.3% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc., or Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation, or AMSO, which operates American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel, which is inactive.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 3.9% of the equity of GRE.

On March 23, 2016, Total S.A., or Total, gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 64% and 59% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2015 and 2014, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% and 20% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2015 and 2014, respectively. Because of dramatic increases in wholesale electricity prices in January and February 2014, the retail electricity prices that the GRE-owned REPs and many other variable rate electricity suppliers charged to their customers also increased sharply. As a result, approximately 45% of GRE’s electricity revenues in 2014 were generated in the first quarter of 2014. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Concentration of Customers and Associated Credit Risk

The GRE-owned REPs reduce their customer credit risk by participating in purchase of receivable, or POR, programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. The GRE-owned REPs’ primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for 10% or greater of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2016	2015
Con Edison	18%	20%
ComEd	11%	na
National Grid USA	11%	13%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2016 and December 31, 2015 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at March 31, 2016 or December 31, 2015):

	March 31, 2016	December 31, 2015
Con Edison	20%	22%

New York Public Service Commission Order

On February 23, 2016, the New York Public Service Commission, or PSC, issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on those parties’ motion for a preliminary injunction. The hearing on that motion was set for April 14, 2016, but has since been adjourned by stipulation of the parties to May 20, 2016. A group of parties from the REP industry also filed motions for reconsideration with the PSC. Those motions remain pending.

We are evaluating the potential impact of the PSC’s order on our New York operations while preparing to operate in compliance with any new requirements.  Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon the operations of GRE-owned REPs in New York. At March 31, 2016, New York represented 50% of the total meters served by GRE-owned REPs and 42% of the total residential customer equivalents of the customer base of those REPs.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. The original permit was for a one-year period, which commenced in February 2015. This extension is expected to cover the remainder of Afek’s ongoing exploration program in the area covered by its exploration license. In April 2016, Afek received an extension of its license from the Israeli Ministry of Energy and Water through April 9, 2017. Afek is conducting a multi-well oil and gas exploration program pursuant to that license which was initially granted for a three-year period that expired on April 9, 2016.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In April 2016, Afek concluded a well flow test on one of its completed wells (Ness 3) in Northern Israel. Well flow testing within the second test well - Devorah 1 (Ness 2) - is currently underway, with testing completed on three of five planned depth level zones. To date, the flow tests at Devorah 1 have yielded gaseous hydrocarbons and Afek has extracted small amounts of heavy hydrocarbons. The gaseous hydrocarbons at Devorah 1 were sufficiently concentrated to flare. Testing at the first site, Ness 3 provided valuable data that has enhanced the quality of subsequent testing and ongoing exploration activities without yielding hydrocarbons demonstrative of a commercially viable resource. Preliminary results from the analysis conducted to date are consistent with Afek’s initial model for the basin. Afek has engaged experts to conduct further analysis on both wells and additional exploratory work in order to better understand the resource and its commercial potential.

Afek assesses the economic and operational viability of its project on an ongoing basis, and to date believes that sufficient progress is being made. The assessment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of the capitalized exploration costs prove to be incorrect, we may be required to record impairments of such costs in future periods and such impairments could be material.

Investment in American Shale Oil, LLC

AMSO, LLC holds a research, development and demonstration lease awarded by the U.S. Bureau of Land Management that covers an area of 160 acres in western Colorado. We accounted for our ownership interest in AMSO, LLC using the equity method since we had the ability to exercise significant influence over its operating and financial matters, although we did not control AMSO, LLC. AMSO, LLC was a variable interest entity, however, we determined that we were not the primary beneficiary.

Because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, at March 31, 2016, AMSO’s ownership interest in AMSO, LLC was 41.3% and Total’s ownership interest was 58.7%.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. We estimate that the decommissioning, winding up and dissolution of AMSO, LLC will cost up to $5.0 million.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, oil and gas accounting and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on January 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Genie Retail Energy Segment

In our results of operations, $0.7 million previously included in “Financing fees” in the three months ended March 31, 2015 was reclassified to “Cost of revenues” to conform to the current year’s presentation.

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
Revenues:
Electricity	$44.4	$47.3	$(2.9)	(6.2)%
Natural gas	13.4	26.2	(12.8)	(48.9)
Other	0.3	0.9	(0.6)	(58.3)

Total revenues	58.1	74.4	(16.3)	(21.9)
Cost of revenues	33.2	57.9	(24.7)	(42.6)

Gross profit	24.9	16.5	8.4	51.0
Selling, general and administrative	13.4	13.7	(0.3)	(2.5)

Income from operations	$11.5	$2.8	$8.7	315.5%

Revenues. GRE’s electricity revenues decreased in the three months ended March 31, 2016 compared to the same period in 2015 because of an 8.7% decrease in the average rate charged to customers, partially offset by a 2.8% increase in electricity consumption. The decrease in the average rate charged to customers was due to a 40.3% decrease in the underlying commodity cost in the three months ended March 31, 2016 compared to the same period in 2015. The increase in electricity consumption was primarily the result of an increase in meters served, which increased 13.2% in the three months ended March 31, 2016 compared to the same period in 2015, although average consumption per meter decreased 9.2% in the three months ended March 31, 2016 compared to the same period in 2015.

GRE's natural gas revenues decreased in the three months ended March 31, 2016 compared to the same period in 2015 because of milder winter weather that resulted in a 29.4% decrease in natural gas consumption and a 29.1% decrease in average consumption per meter. In addition, meters served decreased 0.5% in the three months ended March 31, 2016 compared to the same period in 2015. The decrease in GRE's natural gas revenues in the three months ended March 31, 2016 compared to the same period in 2015 was also due to a 27.6% decrease in the average rate charged to customers resulting from a 28.5% decrease in the underlying commodity cost in the three months ended March 31, 2016 compared to the same period in 2015.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
Meters at end of quarter:
Electricity customers	267	264	261	250	232
Natural gas customers	126	128	127	127	126

Total meters	393	392	388	377	358

Gross meter acquisitions in the three months ended March 31, 2016 were 65,000 compared to 52,000 in the same period in 2015. The GRE-owned REPs had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics. Net meters served increased by 35,000 or 9.8% in the three months ended March 31, 2016 compared to a decrease of 5,000 or 1.3% in the three months ended March 31, 2015 due to the increase in gross meter acquisitions, partially offset by an increase in customer churn. Average monthly churn increased from 5.9% in the three months ended March 31, 2015 to 6.4% in the three months ended March 31, 2016. Average monthly churn in the three months ended March 31, 2016 was consistent with the prior three calendar quarters reflecting the successful introduction of the pricing plans with fixed rate characteristics, whereas average monthly churn in the three months ended March 31, 2015 was relatively low.

GRE-owned REPs have applications pending to enter into additional utility service areas, primarily natural gas and dual meter territories, in various locations in the states where we currently operate and in other jurisdictions. We continue to evaluate additional, deregulation-driven opportunities in order to expand our business geographically, and we expect to enter an additional state during the second quarter of 2016.

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

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands)
RCEs at end of quarter:
Electricity customers	175	178	178	168	158
Natural gas customers	72	81	82	83	83

Total RCEs	247	259	260	251	241

The total RCE increase at March 31, 2016 compared to March 31, 2015 primarily reflects the increase in electricity meters served. The decrease in natural gas customers’ RCEs at March 31, 2016 compared to March 31, 2015 was primarily due to unseasonably cold weather in the three months ended March 31, 2015 that caused relatively higher natural gas consumption, whereas unseasonably warm weather in the three months ended March 31, 2016 resulted in relatively lower natural gas consumption that reduced the annualized natural gas consumption.

Other revenue in the three months ended March 31, 2016 and 2015 includes revenue earned by Diversegy, LLC, or Diversegy, and IDT Energy Network, or IDTEN (formerly Epiq Energy, LLC), both of which were acquired in December 2013. Diversegy and IDTEN earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing business, respectively.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
Cost of revenues:
Electricity	$22.7	$37.1	$(14.4)	(38.7)%
Natural gas	10.3	20.4	(10.1)	(49.5)
Other	0.2	0.4	(0.2)	(51.9)

Total cost of revenues	$33.2	$57.9	$(24.7)	(42.6)%

	Three months ended March 31,
	2016	2015	Change
Gross margin percentage:
Electricity	48.7%	21.5%	27.2%
Natural gas	22.8	21.9	0.9
Other	51.7	58.2	(6.5)

Total gross margin percentage	42.8%	22.1%	20.7%

Cost of revenues for electricity decreased in the three months ended March 31, 2016 compared to the same period in 2015 primarily because of the 40.3% decrease in the average unit cost of electricity, partially offset by the 2.8% increase in electricity consumption. Gross margin on electricity sales increased in the three months ended March 31, 2016 compared to the same period in 2015 because the average rate charged to customers decreased less than the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended March 31, 2016 compared to the same period in 2015 primarily because the average unit cost of natural gas decreased 28.5% and natural gas consumption decreased 29.4%. Gross margin on natural gas sales increased in the three months ended March 31, 2016 compared to the same period in 2015 because the average rate charged to customers decreased less than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by Diversegy and IDTEN.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a decrease in regulatory and legal costs, partially offset by an increase in customer acquisition costs. In the three months ended March 31, 2015, we accrued $1.2 million for regulatory and legal matters including outside counsel fees related to certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 18.4% in the three months ended March 31, 2015 to 23.0% in the three months ended March 31, 2016 primarily because of the significant decrease in revenues.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
General and administrative	$0.1	$0.2	$(0.1)	(22.3)%
Exploration	1.7	1.6	0.1	7.5

Loss from operations	$1.8	$1.8	$—	(1.5)%

General and Administrative. General and administrative expense decreased in the three months ended March 31, 2016 compared to the same period in 2015 primarily because of decreases in payroll expense and consulting and professional fees.

Exploration.  In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In April 2016, Afek concluded a well flow test on one of its completed wells (Ness 3) in Northern Israel. Well flow testing within the second test well - Devorah 1 (Ness 2) - is currently underway, with testing completed on three of five planned depth level zones. To date, the flow tests at Devorah 1 have yielded gaseous hydrocarbons and Afek has extracted small amounts of heavy hydrocarbons. The gaseous hydrocarbons at Devorah 1 were sufficiently concentrated to flare. Testing at the first site, Ness 3 provided valuable data that has enhanced the quality of subsequent testing and ongoing exploration activities without yielding hydrocarbons demonstrative of a commercially viable resource. Preliminary results from the analysis conducted to date are consistent with Afek’s initial model for the basin. Afek has engaged experts to conduct further analysis on both wells and additional exploratory work in order to better understand the resource and its commercial potential.

Afek continues to analyze the well test and other data to enhance its model of the reservoir, optimize the well flow tests and determine the next steps in the exploration program. Potential next steps may include flow testing at additional completed wells, undertaking additional seismic work, drilling new exploratory wells or initiating other activities. The exploration program’s next steps are intended to enhance the understanding of the geology and resources present in the license area, identify the locations of the “sweet spots” within the basin, suggest potential approaches to production engineering of the identified reservoir and explore other plays within the license area. The resources do not constitute proved, probable or possible reserves.

Afek assesses the economic and operational viability of its project on an ongoing basis, and to date believes that sufficient progress is being made. The assessment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of the capitalized exploration costs prove to be incorrect, we may be required to record impairments of such costs in future periods and such impairments could be material.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
General and administrative	$0.1	$0.2	$(0.1)	(52.4)%
Research and development	0.2	0.7	(0.5)	(80.4)
Equity in the net loss of AMSO, LLC	0.2	—	0.2	nm

Loss from operations	$0.5	$0.9	$(0.4)	(48.1)%

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreases in stock-based compensation, legal fees and payroll expense.

Research and Development. Research and development expense consist of the following:

	Three months ended March 31,
	2016	2015
	(in millions)
Genie Mongolia	$0.2	$0.6
IEI	—	0.1

Total research and development expense	$0.2	$0.7

Genie Mongolia’s research and development expense in the three months ended March 31, 2016 and 2015 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In late 2015, we scaled back operations in Mongolia, and in 2016 we suspended our operations.

IEI had an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license was extended until July 2015 when it expired. IEI is evaluating whether and how to exploit the abundant oil shale resource in Israel. Operations at IEI are currently suspended.

Equity in the Net Loss of AMSO, LLC. Equity in the net loss of AMSO, LLC was $0.2 million and nil in the three months ended March 31, 2016 and 2015, respectively. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, AMSO, LLC allocated its net loss mostly to Total in the three months ended March 31, 2016 and entirely to Total in the three months ended March 31, 2015. AMSO, LLC’s net loss was $1.1 million and $1.6 million in the three months ended March 31, 2016 and 2015, respectively. On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. We estimate that the decommissioning, winding up and dissolution of AMSO, LLC will cost up to $5.0 million.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
General and administrative expense and loss from operations	$2.4	$2.5	$(0.1)	(4.5)%

The decrease in general and administrative expense in the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to a decrease in professional and consulting fees, partially offset by an increase in payroll and related expense. As a percentage of our consolidated revenues, Corporate general and administrative expense increased from 3.4% in the three months ended March 31, 2015 to 4.1% in the three months ended March 31, 2016 because of the significant decrease in revenues.

Consolidated

Selling, General and Administrative. On October 28, 2011, we were spun-off by IDT Corporation, or IDT, our former parent company (the Spin-Off). Pursuant to an agreement between us and IDT, IDT charges us for services it provides, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. In the three months ended March 31, 2016 and 2015, the amounts that IDT charged us, net of the amounts that we charged IDT, were $0.3 million and $0.5 million, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.2 million in the three months ended March 31, 2016 and 2015. At March 31, 2016, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $11.1 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income (loss) from operations:

	Three months ended March 31,		Change
	2016	2015	$	%
	(in millions)
Income (loss) from operations	$6.8	$(2.4)	$9.2	378.3%
Interest income	0.1	—	0.1	17.2
Other expense, net	(0.1)	—	(0.1)	nm
Provision for income taxes	(1.1)	—	(1.1)	nm

Net income (loss)	5.7	(2.4)	8.1	333.2
Net loss attributable to noncontrolling interests	0.8	0.4	0.4	95.0

Net income (loss) attributable to Genie	$6.5	$(2.0)	$8.5	422.7%

nm not meaningful

Other (Expense) Income, net.  Other (expense) income, net, in the three months ended March 31, 2016 and 2015 consisted primarily of foreign currency translation losses of $0.1 million and gains of $12,000, respectively.

Provision for Income Taxes. The change in provision for income taxes from $91,000 in the three months ended March 31, 2015 to $1.1 million in the three months ended March 31, 2016 was primarily due to the change in income tax expense in GRE. GRE’s income before income taxes and provision for income taxes increased in the three months ended March 31, 2016 compared to the similar period in 2015. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, is our consolidated variable interest entity, which files a separate tax return since we do not have any ownership interest in this variable interest entity. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

	Three months ended March 31,
	2016	2015
	(in millions)
Genie Retail Energy:
Aggregate income before income taxes	$11.6	$2.8

Aggregate provision for income taxes	$(4.6)	$(1.2)

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended March 31, 2016 compared to the similar period in 2015 was primarily due to a decrease in the net income of CCE. CCE is a variable interest entity that is consolidated within our GRE segment. We do not have any ownership interest in CCE, therefore, 100% of the net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net loss in the three months ended March 31, 2016 was $0.6 million compared to net income of $26,000 in the three months ended March 31, 2015. The change was primarily due to a decrease in gross profit and a reduction in benefit from income taxes.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, and sales of equity interests in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $46.8 million balance of cash, cash equivalents, and certificates of deposit that we held at March 31, 2016 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2017, including Afek’s anticipated substantial expenditures in the twelve months ending March 31, 2017.

We are considering sales of equity interests in Afek or GOGAS to provide the necessary financing for such activities. Afek has begun to seek additional financing to support further exploration activities, potentially by accessing the public markets, which could spearhead a process by which Afek would become an independent entity.

At March 31, 2016, we had working capital (current assets less current liabilities) of $73.1 million.

	Three months ended March 31,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$9.1	$(9.3)
Investing activities	(8.2)	(4.6)
Financing activities	(2.0)	(1.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)

Decrease in cash and cash equivalents	$(0.9)	$(15.9)

Operating Activities

Cash provided by operating activities was $9.1 million in the three months ended March 31, 2016 and cash used in operating activities was $9.3 million in the three months ended March 31, 2015. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE is a consolidated variable interest entity. We determined that since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the three months ended March 31, 2016, we provided CCE with net funding of $0.4 million to finance its operations. In the three months ended March 31, 2015, CCE repaid to us $0.3 million.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2016, we were in compliance with such covenants. At March 31, 2016, restricted cash—short-term of $0.7 million and trade accounts receivable of $27.7 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $6.9 million at March 31, 2016.

At March 31, 2016, we had an aggregate of $2.5 million accrued for certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report. In one matter, which is included in this accrual, subject to the approval of the Pennsylvania Public Utility Commission, IDT Energy has agreed to issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014.

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

On February 23, 2016, the New York PSC issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would require that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order until a court hearing on those parties’ motion for a preliminary injunction. The hearing on that motion was set for April 14, 2016, but has since been adjourned by stipulation of the parties to May 20, 2016. A group of parties from the REP industry also filed motions for reconsideration with the PSC. Those motions remain pending.

We are evaluating the potential impact of the PSC’s order on our New York operations while preparing to operate in compliance with any new requirements. Depending on the final language of the order and the outcome of legal appeals, as well as our final response to the order with respect to our relationships with our New York customers, the order will likely have a substantial impact upon the operations of GRE-owned REPs in New York. At March 31, 2016, New York represented 50% of the total meters served by GRE-owned REPs and 42% of the total residential customer equivalents of the customer base of those REPs.

Investing Activities

Our capital expenditures were $0.1 million in the three months ended March 31, 2016 compared to $0.3 million in the three months ended March 31, 2015. Costs for research and development activities are charged to expense when incurred.

In the three months ended March 31, 2016 and 2015, we used cash of $8.0 million and $4.3 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $14.2 million at March 31, 2016 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending March 31, 2017 will be between $10 million and $15 million.

In the three months ended March 31, 2016 and 2015, cash used for capital contributions to AMSO, LLC was $0.1 million and nil, respectively. On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. We estimate that the decommissioning, winding up and dissolution of AMSO, LLC will cost up to $5.0 million.

Financing Activities

In the three months ended March 31, 2016 and 2015, we paid a Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock, or Preferred Stock, for the fourth quarter of 2015 and 2014, respectively. The aggregate amount paid in the three months ended March 31, 2016 and 2015 was $0.4 million. On April 13, 2016, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the first quarter of 2016. The dividend will be paid on or about May 16, 2016 to stockholders of record as of the close of business on May 6, 2016.

In the three months ended March 31, 2016 and 2015, we paid a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the fourth quarter of 2015 and 2014, respectively. The aggregate amount paid in the three months ended March 31, 2016 and 2015 was $1.5 million. In May 2016, our Board of Directors declared a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the first quarter of 2016. The dividend will be paid on or about May 20, 2016 to stockholders of record as of the close of business on May 16, 2016.

In the three months ended March 31, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. In the three months ended March 31, 2015, we paid $22,000 to repurchase 3,740 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDTEN. In the three months ended March 31, 2016 and 2015, we paid $0.1 million related to these acquisitions. At March 31, 2016, the remaining estimated contingent payments were $0.3 million.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended March 31, 2016 and 2015. At March 31, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. In April 2016, the Loan Agreement was modified to extend the maturity date from April 30, 2016 to May 31, 2017. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At March 31, 2016, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2016, letters of credit of $8.1 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $28.0 million at March 31, 2016 from $27.4 million at December 31, 2015 reflecting the increase in our revenues in the three months ended March 31, 2016 compared to the three months ended December 31, 2015. Our revenues increased primarily due to seasonal cold weather that impacted the overall demand for electricity and natural gas for heat.

Inventory of natural gas decreased to $0.3 million at March 31, 2016 from $1.6 million at December 31, 2015 due to a 78% decrease in quantity and a 16% decrease in the average unit cost at March 31, 2016 compared to December 31, 2015. Inventory at March 31, 2016 and December 31, 2015 also included $6.5 million and $9.9 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at March 31, 2016:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$14.2	$11.0	$3.2	$—	$—
Renewable energy credit purchase obligations	42.7	10.2	20.9	11.6	—
Revolving credit loan payable (1)	2.0	—	2.0	—	—
Operating leases	0.5	0.4	0.1	—	—
Other liabilities (2)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$59.7	$21.9	$26.2	$11.6	$—

(1)	The revolving credit loan payable may need to be repaid prior to its scheduled due date as a result of the closure of the lending bank.

(2)	The above table does not include estimated contingent payments of $0.3 million in connection with the acquisition of Diversegy and IDTEN due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include AMSO’s estimated share of the costs to decommission AMSO, LLC due to the uncertainty of the amount and/or timing of any such payments. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. We estimate that the decommissioning, winding up and dissolution of AMSO, LLC will cost up to $5.0 million. In addition, the above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2016 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$8.1	$8.1	$—	$—	$—

(1)	The above table does not include an aggregate of $11.9 million in performance bonds at March 31, 2016 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2016, GRE had aggregate performance bonds of $11.9 million outstanding.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2016 had remained the same as in the three months ended March 31, 2015, our gross profit from electricity sales would have decreased by $11.1 million in the three months ended March 31, 2016 and our gross profit from natural gas sales would have increased by $1.0 million in that same period.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2016	33,600 MWh
Electricity	May 2016	33,600 MWh
Electricity	July 2016	272,000 MWh
Electricity	August 2016	312,800 MWh
Electricity	September 2016	33,600 MWh
Electricity	December 2016	67,200 MWh
Electricity	January 2017	134,400 MWh
Electricity	February 2017	128,000 MWh
Natural gas	July 2016	1,110,000 Dth
Natural gas	August 2016	800,000 Dth

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems.

To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face a risk of a security breach or disruption from unauthorized access to our proprietary or classified information on our systems. Certain of our personnel operate in jurisdictions that could be a target for cyber-attacks. Further, there are political issues related to certain of our activities that could make us a more likely target of hackers related to certain causes. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit our information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without our consent. In the first quarter of 2016, certain of our internet-based systems were subject to concentrated denial of service attacks. We do not believe that any key data of ours or our customers was compromised or that the attacks had any material impact on us.

Our approach is to minimize the amount of information that is stored or available on web-based systems, and to provide that any such information that needs to be on servers that support our internet-based operations, is on such systems for as brief a period as practicable.

Although we continuously make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2016 (2)	3,096	$9.30	—	6,896,669
February 1–29, 2016	—	$—	—	6,896,669
March 1–31, 2016	—	$—	—	6,896,669

Total	3,096	$9.30	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Energy Ltd.

May 10, 2016	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

May 10, 2016	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

