Form 10-Q
period 2016-06-30
Genie Energy Ltd.
filed 2016-08-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No  ☒

As of August 2, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,072,641 shares outstanding (excluding 201,017 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,872	$38,786
Restricted cash—short-term	10,372	10,894
Certificates of deposit	8,885	8,850
Trade accounts receivable, net of allowance for doubtful accounts of $174 and $182 at June 30, 2016 and December 31, 2015, respectively	29,845	27,222
Inventory	7,305	11,440
Prepaid expenses	9,243	11,328
Other current assets	6,149	6,104
Total current assets	110,671	114,624
Property and equipment, net	1,238	1,347
Capitalized exploration costs—unproved oil and gas property	39,965	26,878
Goodwill	3,663	3,663
Restricted cash—long-term	1,836	1,802
Deferred income tax assets, net	1,642	1,642
Other assets	6,228	5,859
Total assets	$165,243	$155,815
Liabilities and equity
Current liabilities:
Trade accounts payable	$15,629	$12,642
Accrued expenses	18,373	19,424
AMSO, LLC retirement obligations	2,155	—
Advances from customers	664	1,055
Income taxes payable	1,913	923
Due to IDT Corporation	111	438
Energy hedging contracts	1,085	2,192
Other current liabilities	772	878
Total current liabilities	40,702	37,552
Revolving credit loan payable	2,000	2,000
Other liabilities	1,051	1,566
Total liabilities	43,753	41,118

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2016 and December 31, 2015	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2016 and December 31, 2015	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,264 and 23,239 shares issued and 23,063 and 23,041 shares outstanding at June 30, 2016 and December 31, 2015, respectively	233	232
Additional paid-in capital	126,785	124,449
Treasury stock, at cost, consisting of 201 shares and 198 shares of Class B common stock at June 30, 2016 and December 31, 2015, respectively	(1,599)	(1,570)
Accumulated other comprehensive income	555	154
Accumulated deficit	(13,406)	(19,647)
Total Genie Energy Ltd. stockholders’ equity	132,327	123,377
Noncontrolling interests:
Noncontrolling interests	(9,170)	(7,013)
Receivable for issuance of equity	(1,667)	(1,667)
Total noncontrolling interests	(10,837)	(8,680)
Total equity	121,490	114,697
Total liabilities and equity	$165,243	$155,815

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues:
Electricity	$37,728	$33,804	$82,112	$81,140
Natural gas	5,781	5,011	19,147	31,175
Other	468	712	856	1,641
Total revenues	43,977	39,527	102,115	113,956
Cost of revenues	(25,171)	(26,106)	(58,444)	(84,069)
Gross profit	18,806	13,421	43,671	29,887
Operating expenses, (gains) and losses:
Selling, general and administrative (i)	15,934	16,469	31,943	33,108
Research and development	83	553	210	1,256
Exploration	1,426	1,286	3,117	2,859
Gain on consolidation of AMSO, LLC	(1,262)	—	(1,262)	—
Equity in the net loss of AMSO, LLC	—	—	222	—
Income (loss) from operations	2,625	(4,887)	9,441	(7,336)
Interest income	104	102	186	201
Other expense, net	(27)	(145)	(162)	(134)
Income (loss) before income taxes	2,702	(4,930)	9,465	(7,269)
(Provision for) benefit from income taxes	(594)	204	(1,690)	113
Net income (loss)	2,108	(4,726)	7,775	(7,156)
Net loss attributable to noncontrolling interests	1,344	228	2,163	648
Net income (loss) attributable to Genie Energy Ltd.	3,452	(4,498)	9,938	(6,508)
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net income (loss) attributable to Genie Energy Ltd. common stockholders.	$3,082	$(4,868)	$9,198	$(7,248)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.14	$(0.22)	$0.40	$(0.33)
Diluted	$0.13	$(0.22)	$0.39	$(0.33)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	22,795	22,125	22,793	22,116
Diluted	23,603	22,125	23,644	22,116

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
(i) Stock-based compensation included in selling, general and administrative expenses	$1,127	$1,595	$2,337	$2,833

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$2,108	$(4,726)	$7,775	$(7,156)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(850)	619	407	563
Comprehensive income (loss)	1,258	(4,107)	8,182	(6,593)
Comprehensive loss attributable to noncontrolling interests	1,335	243	2,157	657
Comprehensive income (loss) attributable to Genie Energy Ltd.	$2,593	$(3,864)	$10,339	$(5,936)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$7,775	$(7,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	196	219
Provision for doubtful accounts receivable	—	(7)
Deferred income taxes	—	(187)
Stock-based compensation	2,337	2,833
Loss on disposal of property	25	—
Gain on consolidation of AMSO, LLC	(1,262)	—
Equity in the net loss of AMSO, LLC	222	—
Change in assets and liabilities:
Restricted cash	540	(817)
Trade accounts receivable	(2,622)	6,465
Inventory	4,135	1,236
Prepaid expenses	2,222	(2,942)
Other current assets and other assets	507	(2,785)
Trade accounts payable, accrued expenses and other current liabilities	(677)	305
Advances from customers	(391)	(262)
AMSO, LLC retirement obligations	(380)	—
Due to IDT Corporation	(327)	(376)
Income taxes payable	991	13

Net cash provided by (used in) operating activities	13,291	(3,461)
Investing activities
Capital expenditures	(135)	(304)
Investments in capitalized exploration costs—unproved oil and gas property	(12,758)	(10,900)
Proceeds from disposal of property	27	—
Cash acquired from consolidation of AMSO, LLC	702	—
Capital contribution to AMSO, LLC received from Total	3,000	—
Capital contributions to AMSO, LLC	(63)	—

Net cash used in investing activities	(9,227)	(11,204)
Financing activities
Dividends paid	(3,697)	(3,690)
Payments for acquisition	(183)	(220)
Proceeds from exercise of stock options	—	81
Proceeds from exercise of GOGAS stock option	—	2,500
Repurchases of Class B common stock from employees	(29)	(22)
Net cash used in financing activities	(3,909)	(1,351)
Effect of exchange rate changes on cash and cash equivalents	(69)	126
Net increase (decrease) in cash and cash equivalents	86	(15,890)
Cash and cash equivalents at beginning of period	38,786	71,895
Cash and cash equivalents at end of period	$38,872	$56,005

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net assets excluding cash and cash equivalents of AMSO, LLC acquired	$560	$—
Subsidiary equity grant reclassified to liability	$—	$1,200
Receivable for issuance of equity of subsidiaries	$—	$2,500

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company’s principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”) and Residents Energy, Inc. (“Residents Energy”), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.2% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation (“AMSO”), which operates American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel, which is inactive.

GRE has outstanding deferred stock units granted to directors and employees that represent an interest of 2.6% of the equity of GRE.

On March 23, 2016, Total S.A. (“Total”) gave AMSO its notice of withdrawal from AMSO, LLC (see Note 5). The withdrawal was effective on April 30, 2016.

On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. This extension is expected to cover the remainder of Afek’s ongoing exploration program in the area covered by it exploration license. In April 2016, Afek received an extension of its license from the Israeli Ministry of Energy and Water through April 9, 2017. Afek is conducting its oil and gas exploration program pursuant to that license.

Reclassification

In the consolidated statement of operations, $0.6 million and $1.3 million previously included in “Financing fees” in the three and six months ended June 30, 2015, respectively, were reclassified to “Cost of revenues” to conform to the current year’s presentation.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2016
Assets:
Derivative contracts	$766	$2,329	$—	$3,095
Liabilities:
Derivative contracts	$254	$831	$—	$1,085
December 31, 2015
Assets:
Derivative contracts	$373	$1,308	$—	$1,681
Liabilities:
Derivative contracts	$609	$1,583	$—	$2,192

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

Restricted cash—short-term and long-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At June 30, 2016 and December 31, 2015, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving credit loan payable, and other liabilities. At June 30, 2016 and December 31, 2015, other assets included an aggregate of $1.5 million in notes receivable. The carrying amounts of the notes receivable, revolving credit loan payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2016 and December 31, 2015, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2016	112,000 MWh
Electricity	August 2016	331,200 MWh
Electricity	September 2016	42,000 MWh
Electricity	December 2016	53,760 MWh
Electricity	January 2017	336,000 MWh
Electricity	February 2017	320,000 MWh
Natural gas	August 2016	1,164,250 Dth
Natural gas	September 2016	75,000 Dth
Natural gas	October 2016	600,000 Dth
Natural gas	February 2017	600,000 Dth
Natural gas	March 2017	800,000 Dth
Natural gas	April 2017	300,000 Dth
Natural gas	February 2018	70,000 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$3,095	$1,681

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$1,085	$2,192

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
qualifying as hedging instruments	Recognized on Derivatives	2016	2015	2016	2015
		(in thousands)
Energy contracts and options	Cost of revenues	$441	$(131)	$802	$(1,088)

Note 4—Afek Oil and Gas Exploration Activities

The Company accounts for Afek’s oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. Unproved properties are assessed for impairment, and if considered impaired, are charged to expense when such impairment is deemed to have occurred. At June 30, 2016 and December 31, 2015, the Company had capitalized exploration costs of $40.0 million and $26.9 million, respectively. At June 30, 2016, $11.3 million of the capitalized exploration costs had been capitalized for a period greater than one year. The Company is in the process of determining if proved reserves have been found. If no proved reserves are found, the related capitalized exploration costs will be charged to expense. In the three months ended June 30, 2016 and 2015, the Company recognized exploration expense of $1.4 million and $1.3 million, respectively, and in the six months ended June 30, 2016 and 2015, the Company recognized exploration expense of $3.1 million and $2.9 million, respectively.

In 2016, Afek completed well-flow test operations at its Devorah 1 (Ness 2) well, its second well-flow test site. The data obtained from the well-flow tests, in conjunction with the results from the five exploratory wells that have been drilled, their log results and core samples, are being evaluated by Afek’s scientific team and independent experts. Their analysis is intended to assess potential techniques to extract oil and gas samples from preserved core samples and to construct an initial reservoir model. The analysis may continue for the remainder of the calendar year. The findings will be used to determine the next steps in the exploratory program.

As part of its analysis, Afek is working to better understand the geology in the lightly explored Northern region of its license area. Afek is now reprocessing the limited seismic data that was run in this region many years ago to incorporate the results to date from its exploratory program. Once the data has been fully reinterpreted, Afek may conduct additional work in this region. Potential next steps could include additional 2-D seismic lines and/or drilling a new exploratory well.

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

Note 5—Investment in American Shale Oil, LLC

Through April 30, 2016, the Company accounted for its ownership interest in AMSO, LLC using the equity method since the Company had the ability to exercise significant influence over its operating and financial matters, although it did not control AMSO, LLC. AMSO, LLC was a variable interest entity, however, the Company determined that it was not the primary beneficiary, as the Company did not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance.

On February 23, 2016, Total notified the Company of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. The Company is currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. Effective April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in the Company’s consolidated financial statements.

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Balance, beginning of period	$(399)	$(252)
Capital contributions	63	—
Equity in the net loss of AMSO, LLC	(222)	—
Elimination of the investment in AMSO, LLC	558	—
Balance, end of period	$—	$(252)

At December 31, 2015, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Summarized unaudited statements of operations of AMSO, LLC through the April 30, 2016 acquisition date are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Operating expenses:
General and administrative	$33	$98	$120	$217
Research and development	2,462	1,103	3,512	2,565
Total operating expenses	2,495	1,201	3,632	2,782
Loss from operations and net loss	$(2,495)	$(1,201)	$(3,632)	$(2,782)

Summarized unaudited balance sheet of AMSO, LLC at April 30, 2016 (in thousands) is as follows:

Assets
Cash and cash equivalents	$750
Receivable from Total	3,000
Other current assets	128
Other assets	860
Total assets	$4,738
Liabilities and member’s interest
Current liabilities	$518
Asset retirement obligations	2,535
Other liabilities	981
Member’s interest	704
Total liabilities and member’s interest	$4,738

The Company accounted for its acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. The Company estimated the fair value of AMSO, LLC to be nil, as it had ceased operations and its shutdown was in progress. The Company recognized a gain from the acquisition of Total’s interest in AMSO, LLC because the Company acquired the net assets of AMSO, LLC while no consideration was transferred by the Company, due to the Company’s assumption of the risk associated with the shutdown obligations. The gain also included the Company’s gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million, which was included in “Gain on consolidation of AMSO, LLC” in the consolidated statements of operations.

Revenue, loss from operations and net loss of AMSO, LLC since the acquisition date included in the Company’s consolidated statement of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$—	$—	$—	$—
Loss from operations and net loss	$(151)	$—	$(151)	$—

Revenue and net (loss) income of the Company as if the acquisition of AMSO, LLC occurred on January 1, 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$43,977	$39,527	$102,115	$113,956
Net (loss) income	$(538)	$(5,927)	$4,213	$(9,938)

In April 2016, AMSO, LLC recorded a liability for the decommissioning of its project and the remediation of the leased area. The following table summarizes the change in the balance of the AMSO, LLC retirement obligations after the consolidation of AMSO, LLC:

(in thousands)
Liability at April 30, 2016 acquisition date	$2,535
Payments	(380)
Balance, June 30, 2016	$2,155

Note 6—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2016
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2015	$123,377	$(8,680)	$114,697
Dividends on preferred stock	(740)	—	(740)
Dividends declared on common stock ($0.12 per share)	(2,957)	—	(2,957)
Restricted Class B common stock purchased from employees	(29)	—	(29)
Stock-based compensation	2,337	—	2,337
Comprehensive income:
Net income	9,938	(2,163)	7,775
Foreign currency translation adjustments	401	6	407
Comprehensive income	10,339	(2,157)	8,182
Balance, June 30, 2016	$132,327	$(10,837)	$121,490

Dividend Payments

On May 16, 2016 and on February 16, 2016, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the first quarter of 2016 and for the fourth quarter of 2015, respectively. The aggregate dividends paid on the Company’s Preferred Stock in each of the six months ended June 30, 2016 and 2015 was $0.7 million. On July 20, 2016, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2016. The dividend will be paid on or about August 15, 2016 to stockholders of record as of the close of business on August 5, 2016.

On May 20, 2016 and on February 12, 2016, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock. On May 22, 2015 and March 31, 2015, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock. The aggregate dividends paid on the Company’s Class A common stock and Class B common stock in each of the six months ended June 30, 2016 and 2015 was $3.0 million. In August 2016, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the second quarter of 2016. The dividend will be paid on or about August 26, 2016 to stockholders of record as of the close of business on August 17, 2016.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the six months ended June 30, 2016 and 2015. At June 30, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

Net (loss) income related to CCE and aggregate net funding (provided by) repaid to the Company by CCE in order to finance its operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) income	$(1,155)	$39	$(1,726)	$64
Aggregate funding (provided by) repaid to the Company, net	$(627)	$529	$(998)	$842

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets
Cash and cash equivalents	$13	$48
Restricted cash	4	25
Trade accounts receivable	638	844
Prepaid expenses	408	479
Other current assets	23	51
Other assets	449	468
Total assets	$1,535	$1,915
Liabilities and noncontrolling interests
Current liabilities	$615	$267
Due to IDT Energy	1,425	427
Noncontrolling interests	(505)	1,221
Total liabilities and noncontrolling interests	$1,535	$1,915

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,795	22,125	22,793	22,116
Effect of dilutive securities:
Stock options	17	—	29	—
Non-vested restricted Class B common stock	791	—	822	—
Diluted weighted-average number of shares	23,603	22,125	23,644	22,116

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	—	423	—	423
Non-vested restricted Class B common stock	—	2,452	—	2,452
Shares excluded from the calculation of diluted earnings per share	—	2,875	—	2,875

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2015 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amount IDT charged the Company	$502	$486	$935	$1,106
Amount the Company charged IDT	$155	$121	$274	$260

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, GOGAS and Afek. GRE owns REPs including IDT Energy and Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of oil shale projects including (1) an 88.3% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in AMSO, which operates AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in IEI, an oil shale development project in Israel, which is inactive. The Company has an 86.2% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 2.6% of the equity of GRE. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended June 30, 2016
Revenues	$43,977	$—	$—	$—	$43,977
Income (loss) from operations	5,859	(1,788)	838	(2,284)	2,625
Research and development	—	—	83	—	83
Exploration	—	1,426	—	—	1,426
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Three Months Ended June 30, 2015
Revenues	$39,527	$—	$—	$—	$39,527
Loss from operations	(505)	(1,409)	(790)	(2,183)	(4,887)
Research and development	—	—	553	—	553
Exploration	—	1,286	—	—	1,286

Six Months Ended June 30, 2016
Revenues	$102,115	$—	$—	$—	$102,115
Income (loss) from operations	17,374	(3,615)	369	(4,687)	9,441
Research and development	—	—	210	—	210
Exploration	—	3,117	—	—	3,117
Equity in the net loss of AMSO, LLC	—	—	222	—	222
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Six Months Ended June 30, 2015
Revenues	$113,956	$—	$—	$—	$113,956
Income (loss) from operations	2,267	(3,209)	(1,694)	(4,700)	(7,336)
Research and development	—	52	1,204	—	1,256
Exploration	—	2,859	—	—	2,859

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
June 30, 2016	$79,971	$47,397	$20,472	$17,403	$165,243

December 31, 2015	80,177	38,665	$17,770	19,203	155,815

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

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania PUC’s regulations. IDT Energy reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, IDT Energy will issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement was approved by the Pennsylvania PUC on July 8, 2016, and in July 2016, the additional customer refunds agreed to in the settlement in the amount of $2.4 million were issued.

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

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. On November 6, 2014, the Court denied IDT Energy’s motion to dismiss the complaint and the parties are currently engaged in discovery. On April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. On June 27, 2016, defendants Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. filed a motion to dismiss the amended complaint. The Company believes that the claims in the amended complaint are also without merit and intends to vigorously defend the action.

At June 30, 2016, the Company had an aggregate of $2.6 million accrued for the complaints and lawsuits described above.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

New York Public Service Commission Orders

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Reset Order, and remitted the matter to the PSC for further proceedings consistent with the court’s order.

The Company is evaluating the potential impact of any new order from the PSC in response to the court’s vacating of the PSC’s order on its New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from servicing low income customers in New York, as that term is defined in the Order. The Company is evaluating the potential impact of that Order on its New York operations, while preparing to operate in compliance with any new requirements.

Purchase Commitments

The Company had purchase commitments of $12.1 million at June 30, 2016. The purchase commitments outstanding at June 30, 2016 are expected to be paid as follows: $11.1 million in the twelve months ending June 30, 2017 and $1.0 million in the twelve months ending June 30, 2018.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2016, GRE had commitments to purchase renewable energy credits of $43.1 million.

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

Letters of Credit

At June 30, 2016, the Company had letters of credit outstanding totaling $8.2 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at June 30, 2016 expire as follows: $7.7 million in the twelve months ending June 30, 2017 and $0.5 million in the twelve months ending June 30, 2018.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2016, GRE had aggregate performance bonds of $12.9 million outstanding.

Other Contingencies

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2016, the Company was in compliance with such covenants. At June 30, 2016, restricted cash—short-term of $0.2 million and trade accounts receivable of $26.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.5 million at June 30, 2016.

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

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At June 30, 2016 and December 31, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2016 and December 31, 2015, letters of credit of $8.2 million and $7.7 million, respectively, were outstanding.

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

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on January 1, 2020. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, and Residents Energy, Inc., or Residents Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.2% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc., or Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation, or AMSO, which operates American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel, which is inactive.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 2.6% of the equity of GRE.

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

Concentration of Customers and Associated Credit Risk

The GRE-owned REPs reduce their customer credit risk by participating in purchase of receivable, or POR, programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. The GRE-owned REPs’ primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for 10% or greater of our consolidated revenues in these periods):

	Six Months Ended June 30,
	2016	2015
Con Edison	20%	21%
ComEd	12%	na
National Grid USA	10%	13%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2016 and December 31, 2015 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2016 or December 31, 2015):

	June 30, 2016	December 31, 2015
Con Edison	24%	25%

New York Public Service Commission Orders

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Reset Order, and remitted the matter to the PSC for further proceedings consistent with the court’s order.

We are evaluating the potential impact of any new order from the PSC in response to the court’s vacating of the PSC’s order on our New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from servicing low income customers in New York, as that term is defined in the Order. We are evaluating the potential impact of that Order on our New York operations, while preparing to operate in compliance with any new requirements.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year permit extension for Afek to continue to conduct its up to ten-well oil and gas exploration program. This extension is expected to cover the remainder of Afek’s ongoing exploration program in the area covered by its exploration license. In April 2016, Afek received an extension of its license from the Israeli Ministry of Energy and Water through April 9, 2017. Afek is conducting a multi-well oil and gas exploration program pursuant to that license.

In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In 2016, Afek completed well-flow test operations at its Devorah 1 (Ness 2) well, its second well-flow test site. The data obtained from the well-flow tests, in conjunction with the results from the five exploratory wells, their log results and core samples, are being evaluated by Afek’s scientific team and independent experts. Their analysis is intended to assess potential techniques to extract oil and gas samples from preserved core samples and to construct an initial reservoir model. The analysis may continue for the remainder of the calendar year. The findings will be used to determine the next steps in the exploratory program. The resources identified to date do not constitute proved, probable or possible reserves.

As part of its analysis, Afek is working to better understand the geology in the lightly explored Northern region of its license area. Afek is now reprocessing the limited seismic data that was run in this region many years ago to incorporate the results to date from its exploratory program. Once the data has been fully reinterpreted, Afek may conduct additional work in this region. Potential next steps could include additional 2-D seismic lines and/or drilling a new exploratory well.

Afek is seeking financing from a variety of sources to support further exploration activities, some of which could result in a process by which Afek would become an independent entity.

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

Investment in American Shale Oil, LLC

AMSO, LLC holds a research, development and demonstration lease awarded by the U.S. Bureau of Land Management that covers an area of 160 acres in western Colorado. Through April 30, 2016, we accounted for our ownership interest in AMSO, LLC using the equity method since we had the ability to exercise significant influence over its operating and financial matters, although we did not control AMSO, LLC. AMSO, LLC was a variable interest entity, however, we determined that we were not the primary beneficiary.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. Effective April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements.

We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We estimated the fair value of AMSO, LLC to be nil, as it had ceased operations and its shutdown was in progress. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million, which was included in “Gain on consolidation of AMSO, LLC” in the consolidated statements of operations.

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

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on January 1, 2020. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Genie Retail Energy Segment

In our results of operations, $0.6 million and $1.3 million previously included in “Financing fees” in the three and six months ended June 30, 2015, respectively, were reclassified to “Cost of revenues” to conform to the current year’s presentation.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues:
Electricity	$37.7	$33.8	$3.9	11.6%	$82.1	$81.2	$0.9	1.2%
Natural gas	5.8	5.0	0.8	15.4	19.1	31.2	(12.1)	(38.6)
Other	0.5	0.7	(0.2)	(34.2)	0.9	1.6	(0.7)	(47.9)
Total revenues	44.0	39.5	4.5	11.3	102.1	114.0	(11.9)	(10.4)
Cost of revenues	25.2	26.1	(0.9)	(3.6)	58.4	84.1	(25.7)	(30.5)
Gross profit	18.8	13.4	5.4	40.1	43.7	29.9	13.8	46.1
Selling, general and administrative expenses	12.9	13.9	(1.0)	(7.0)	26.3	27.6	(1.3)	(4.8)
Income (loss) from operations	$5.9	$(0.5)	$6.4	nm	$17.4	$2.3	$15.1	666.4%

nm—not meaningful

Revenues. GRE’s electricity revenue increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 because of an increase in electricity consumption, which increased 5.4% and 3.9% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in electricity consumption was primarily the result of increases in meters served, which increased 11.5% and 11.1% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in GRE’s electricity revenue in the three months ended June 30, 2016 compared to the same period in 2015 was also due to an increase in the average rate charged to customers for electricity, which increased 5.9% in the three months ended June 30, 2016 compared to the same period in 2015, although average consumption per meter decreased 5.5% in the three months ended June 30, 2016 compared to the same period in 2015. The increase in GRE’s electricity revenue in the six months ended June 30, 2016 compared to the same period in 2015 was partially offset by a decrease in the average rate charged to customers for electricity, which decreased 2.6% in the six months ended June 30, 2016 compared to the same period in 2015. In addition, average consumption per meter decreased 6.4% in the six months ended June 30, 2016 compared to the same period in 2015.

GRE's natural gas revenue increased in the three months ended June 30, 2016 compared to the same period in 2015 because of an increase in natural gas consumption, which increased 17.6% in the three months ended June 30, 2016 compared to the same period in 2015. The increase in natural gas consumption was caused by the 17.9% increase in average consumption per meter in the three months ended June 30, 2016 compared to the same period in 2015. The increase in GRE's natural gas revenue was partially offset by decreases in the average rate charged to customers for natural gas and meters served, which decreased 1.9% and 0.2%, respectively, in the three months ended June 30, 2016 compared to the same period in 2015.

GRE's natural gas revenue decreased in the six months ended June 30, 2016 compared to the same period in 2015 because of decreases in both the average rate charged to customers and natural gas consumption. The average rate charged to customers for natural gas decreased 25.4% in the six months ended June 30, 2016 compared to the same period in 2015. This decrease was mostly due to a 33.3% decrease in the underlying commodity cost in the six months ended June 30, 2016 compared to the same period in 2015. Natural gas consumption decreased 17.7% in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in natural gas consumption was partially the result of a decrease in meters served, which decreased 0.7% in the six months ended June 30, 2016 compared to the same period in 2015, and the 17.1% decrease in average consumption per meter in the six months ended June 30, 2016 compared to the same period in 2015.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(in thousands)
Meters at end of quarter:
Electricity customers	268	267	264	261	250
Natural gas customers	122	126	128	127	127
Total meters	390	393	392	388	377

Gross meter acquisitions in the three months ended June 30, 2016 and 2015 were 58,000 and 79,000, respectively. Gross meter acquisitions in the six months ended June 30, 2016 and 2015 were 123,000 and 131,000, respectively. In 2016 and 2015, the GRE-owned REPs had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics. Net meters served decreased by 3,000 or 0.9% in the three months ended June 30, 2016 compared to an increase of 19,000 or 5.3% in the three months ended June 30, 2015, and decreased by 2,000 or 0.7% in the six months ended June 30, 2016 compared to an increase of 14,000 or 4.0% in the six months ended June 30, 2015 mostly due to the decrease in gross meter acquisitions. Average monthly churn decreased from 6.3% in the three months ended June 30, 2015 to 6.2% in the three months ended June 30, 2016, and increased from 6.1% in the six months ended June 30, 2015 to 6.3% in the six months ended June 30, 2016. Average monthly churn in 2016 was generally consistent with the prior three calendar quarters reflecting the successful introduction of the pricing plans with fixed rate characteristics, whereas average monthly churn in the six months ended June 30, 2015 was relatively low primarily due to the low average monthly churn in the three months ended March 31, 2015.

GRE-owned REPs recently began operations in one utility territory in Ohio, and have applications pending to enter into additional utility service areas, primarily electric and dual meter territories, in various locations in the states where we currently operate and in other jurisdictions. We continue to evaluate additional, deregulation-driven opportunities in order to expand our business geographically.

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

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(in thousands)
RCEs at end of quarter:
Electricity customers	172	175	178	178	168
Natural gas customers	67	72	81	82	83
Total RCEs	239	247	259	260	251

The increase in electricity customers’ RCEs at June 30, 2016 compared to June 30, 2015 primarily reflects the increase in electricity meters served. The decrease in natural gas customers’ RCEs at June 30, 2016 compared to June 30, 2015 was primarily due to changing weather patterns and the decline in natural gas meters served.

Other revenue in the three and six months ended June 30, 2016 and 2015 includes revenue earned by Diversegy, LLC, or Diversegy, and IDT Energy Network, or IDTEN (formerly Epiq Energy, LLC), both of which were acquired in December 2013. Diversegy and IDTEN earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing business, respectively.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Cost of revenues:
Electricity	$22.5	$22.8	$(0.3)	(1.4)%	$45.2	$60.0	$(14.8)	(24.5)%
Natural gas	2.5	3.0	(0.5)	(14.2)	12.9	23.4	(10.5)	(45.0)
Other	0.2	0.3	(0.1)	(57.4)	0.3	0.7	(0.4)	(54.5)
Total cost of revenues	$25.2	$26.1	$(0.9)	(3.6)%	$58.4	$84.1	$(25.7)	(30.5)%

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Gross margin percentage:
Electricity	40.4%	32.6%	7.8%	44.9%	26.1%	18.8%
Natural gas	55.9	40.8	15.1	32.8	24.9	7.9
Other	68.5	51.4	17.1	60.9	55.2	5.7
Total gross margin percentage	42.8%	34.0%	8.8%	42.8%	26.2%	16.6%

Cost of revenue for electricity decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily because of the 6.4% and 27.4% decreases in the average unit cost of electricity in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, partially offset by the 5.4% and 3.9% increases in electricity consumption in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Gross margin on electricity sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 because of the declines in cost of revenues for electricity and in the average unit cost of electricity.

Cost of revenue for natural gas decreased in the three months ended June 30, 2016 compared to the same period in 2015 primarily because the average unit cost of natural gas decreased 27.0% in the three months ended June 30, 2016 compared to the same period in 2015, partially offset by the 17.6% increase in natural gas consumption in the three months ended June 30, 2016 compared to the same period in 2015. Cost of revenue for natural gas decreased in the six months ended June 30, 2016 compared to the same period in 2015 because the average unit cost of natural gas decreased 33.3% in the six months ended June 30, 2016 compared to the same period in 2015, and natural gas consumption decreased 17.7% in the six months ended June 30, 2016 compared to the same period in 2015. Gross margin on natural gas sales increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 because the average rate charged to customers decreased less than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by Diversegy and IDTEN.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to a decrease in regulatory and legal costs, partially offset by increases in customer acquisition costs and payroll and related expense. In the three and six months ended June 30, 2015, we accrued $1.5 million and $2.7 million, respectively, for regulatory and legal matters, including outside counsel fees related to certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 35.2% in the three months ended June 30, 2015 to 29.4% in the three months ended June 30, 2016, and increased from 24.2% in the six months ended June 30, 2015 to 25.8% in the six months ended June 30, 2016.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$0.4	$0.1	$0.3	195.8%	$0.5	$0.3	$0.2	67.8%
Exploration	1.4	1.3	0.1	10.9	3.1	2.9	0.2	9.0
Loss from operations	$1.8	$1.4	$0.4	26.9%	$3.6	$3.2	$0.4	12.7%

General and Administrative. General and administrative expense increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily because of increases in payroll and related expense.

Exploration. In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells. In 2016, Afek completed well-flow test operations at its Devorah 1 (Ness 2) well, its second well-flow test site. The data obtained from the well-flow tests, in conjunction with the results from the five exploratory wells, their log results and core samples, are being evaluated by Afek’s scientific team and independent experts. The analysis may continue for the remainder of the calendar year. As part of its analysis, Afek is working to better understand the geology in the lightly explored Northern region of its license area. Potential next steps could include additional 2-D seismic lines and/or drilling a new exploratory well.

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

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. As a result of Total’s withdrawal, beginning on April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$(0.4)	$(0.2)	$(0.2)	(43.9)%	$(0.5)	$(0.5)	$—	5.9%
Research and development	(0.1)	(0.6)	0.5	85.0	(0.2)	(1.2)	1.0	82.5
Gain on consolidation of AMSO, LLC	1.3	—	1.3	nm	1.3	—	1.3	nm
Equity in net loss of AMSO, LLC	—	—	—	—	(0.2)	—	(0.2)	nm
Income (loss) from operations	$0.8	$(0.8)	$1.6	206.1%	$0.4	$(1.7)	$2.1	121.8%

nm—not meaningful

General and Administrative. General and administrative expense increased in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the consolidation of AMSO, LLC’s general and administrative expense of $0.1 million in the three months ended June 30, 2016. General and administrative expense was substantially unchanged in the six months ended June 30, 2016 compared to the same period in 2015 due to a decrease in stock-based compensation expense that was mostly offset by the consolidation of AMSO, LLC’s general and administrative expense of $0.1 million in the six months ended June 30, 2016. We expect in future periods that AMSO, LLC will incur additional costs, such as severance, that could not be accrued at June 30, 2016.

Research and Development. Research and development expense consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
AMSO, LLC	$0.1	$—	$0.1	$—
Genie Mongolia	—	0.5	0.1	1.0
IEI	—	0.1	—	0.1
Other	—	—	—	0.1
Total research and development expenses	$0.1	$0.6	$0.2	$1.2

Genie Mongolia’s research and development expense in the three and six months ended June 30, 2016 and 2015 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In late 2015, we scaled back operations in Mongolia, and in 2016 we suspended our operations.

IEI had an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Government of Israel. The license was extended until July 2015 when it expired. IEI is evaluating whether and how to exploit the abundant oil shale resource in Israel. Operations at IEI are currently suspended.

Gain on consolidation of AMSO, LLC. On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We estimated the fair value of AMSO, LLC to be nil, as it had ceased operations and its shutdown was in progress. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million.

Equity in the Net Loss of AMSO, LLC. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, AMSO, LLC allocated its net loss mostly to Total in the three and six months ended June 30, 2016 (until April 30, 2016, the effective date of Total’s withdrawal from AMSO, LLC) and entirely to Total in the three and six months ended June 30, 2015. Equity in the net loss of AMSO, LLC was nil in the three months ended June 30, 2016 and 2015, and $0.2 million and nil in the six months ended June 30, 2016 and 2015, respectively. As a result of Total’s withdrawal, beginning on April 30, 2016, AMSO, LLC’s results of operations are included in our consolidated financial statements.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.3	$2.2	$0.1	4.6%	$4.7	$4.7	$—	(0.3)%

The increase in general and administrative expense in the three months ended June 30, 2016 as compared to the same period in 2015 was due primarily to increases in payroll and related expense and professional and consulting fees, partially offset by a decrease in stock-based compensation expense. Corporate general and administrative expense was basically unchanged in the six months ended June 30, 2016 and 2015 because a decrease in stock-based compensation expense was offset by an increase in payroll and related expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 5.5% in the three months ended June 30, 2015 to 5.2% in the three months ended June 30, 2016, and increased from 4.1% in the six months ended June 30, 2015 to 4.6% in the six months ended June 30, 2016 primarily because of the change in revenues.

Consolidated

Selling, General and Administrative. On October 28, 2011, we were spun-off by IDT Corporation, or IDT, our former parent company (the Spin-Off). Pursuant to an agreement between us and IDT, IDT charges us for services it provides to us, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, were $0.3 million and $0.4 million in the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.8 million in the six months ended June 30, 2016 and 2015, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.1 million and $1.6 million in the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.8 million in the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $9.8 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income (loss) from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Income (loss) from operations	$2.6	$(4.9)	$7.5	153.7%	$9.4	$(7.3)	$16.7	228.7%
Interest income	0.1	0.1	—	2.0	0.2	0.2	—	7.5
Other expense, net	—	(0.1)	0.1	81.4	(0.2)	(0.1)	(0.1)	(20.9)
(Provision for) benefit from income taxes	(0.6)	0.2	(0.8)	(391.2)	(1.7)	0.1	(1.8)	nm
Net income (loss)	2.1	(4.7)	6.8	144.6	7.7	(7.1)	14.8	208.7
Net loss attributable to noncontrolling interests	1.4	0.2	1.2	489.5	2.2	0.6	1.6	223.8
Net income (loss) attributable to Genie	$3.5	$(4.5)	$8.0	176.7%	$9.9	$(6.5)	$16.4	252.7%

nm—not meaningful

Other Expense, net. Other expense, net, consisted primarily of foreign currency translation losses in the three and six months ended June 30, 2016 and 2015.

(Provision for) Benefit from Income Taxes. The change in the (provision for) benefit from income taxes in the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to the change in income tax expense in GRE. GRE’s income before income taxes and provision for income taxes increased in the three and six months ended June 30, 2016 compared to the similar periods in 2015. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision. State and local taxes however, have no offset and thus were higher for the three and six months ended June 30, 2016 compared to the similar periods in 2015 due to the increased income before taxes. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, is our consolidated variable interest entity, which files a separate tax return since we do not have any ownership interest in this variable interest entity. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Genie Retail Energy:
Aggregate income (loss) before income taxes	$5.9	$(0.4)	$17.5	$2.4

Aggregate (provision for) benefit from income taxes	$(2.7)	$0.1	$(7.4)	$(1.1)

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and six months ended June 30, 2016 compared to the similar periods in 2015 was primarily due to increases in the net loss of CCE. CCE is a variable interest entity that is consolidated within our GRE segment. We do not have any ownership interest in CCE, therefore, 100% of the net income or loss incurred by CCE has been attributed to noncontrolling interests. CCE’s net loss in the three months ended June 30, 2016 was $1.2 million compared to net income of $32,000 in the three months ended June 30, 2015, and CCE’s net loss in the six months ended June 30, 2016 was $1.7 million compared to $73,000 in the six months ended June 30, 2015. The changes were primarily due to decreases in gross profit and increases in management fees.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, GRE’s cash flow from operating activities, and sales of equity interests in GOGAS and certain of its subsidiaries. We currently expect that our operations in the next twelve months and the $47.8 million balance of cash, cash equivalents, and certificates of deposit that we held at June 30, 2016 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending June 30, 2017, including Afek’s anticipated substantial expenditures in the twelve months ending June 30, 2017.

Afek is seeking financing from a variety of sources to support further exploration activities, some of which could result in a process by which Afek would become an independent entity.

At June 30, 2016, we had working capital (current assets less current liabilities) of $70.0 million.

	Six months ended June 30,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$13.3	$(3.5)
Investing activities	(9.2)	(11.2)
Financing activities	(3.9)	(1.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Increase (decrease) in cash and cash equivalents	$0.1	$(15.9)

Operating Activities

Cash provided by operating activities was $13.3 million in the six months ended June 30, 2016 and cash used in operating activities was $3.5 million in the six months ended June 30, 2015. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE is a consolidated variable interest entity. We determined that since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the six months ended June 30, 2016, we provided CCE with net funding of $1.0 million to finance its operations. In the six months ended June 30, 2015, CCE repaid to us $0.8 million.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2016, we were in compliance with such covenants. At June 30, 2016, restricted cash—short-term of $0.2 million and trade accounts receivable of $26.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.5 million at June 30, 2016.

At June 30, 2016, we had an aggregate of $2.6 million accrued for certain complaints and lawsuits described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report. In July 2016, in accordance with a settlement approved by the Pennsylvania Public Utility Commission, IDT Energy issued an aggregate of $2.4 million in additional refunds to its Pennsylvania customers in January, February and March of 2014 who had variable rates for electricity supply.

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Reset Order, and remitted the matter to the PSC for further proceedings consistent with the court’s order.

We are evaluating the potential impact of any new order from the PSC in response to the court’s vacating of the PSC’s order on our New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from servicing low income customers in New York, as that term is defined in the Order. We are evaluating the potential impact of that Order on our New York operations, while preparing to operate in compliance with any new requirements.

Investing Activities

Our capital expenditures were $0.1 million in the six months ended June 30, 2016 compared to $0.3 million in the six months ended June 30, 2015.

In the six months ended June 30, 2016 and 2015, we used cash of $12.8 million and $10.9 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $12.1 million at June 30, 2016 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending June 30, 2017 will be between $5 million and $8 million.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. Effective April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements. We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We estimated the fair value of AMSO, LLC to be nil, as it had ceased operations and its shutdown was in progress. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million, which was included in “Gain on consolidation of AMSO, LLC” in the consolidated statements of operations.

In the six months ended June 30, 2016 and 2015, cash used for capital contributions to AMSO, LLC was $0.1 million and nil, respectively.

Financing Activities

In each of the six months ended June 30, 2016 and 2015, we paid aggregate Base Dividends of $0.3188 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in each of the six months ended June 30, 2016 and 2015 was $0.7 million. On July 20, 2016, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the second quarter of 2016. The dividend will be paid on or about August 15, 2016 to stockholders of record as of the close of business on August 5, 2016.

In each of the six months ended June 30, 2016 and 2015, we paid aggregate dividends of $0.12 per share on our Class A common stock and Class B common stock. The aggregate amount paid in each of the six months ended June 30, 2016 and 2015 was $3.0 million. In August 2016, our Board of Directors declared a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the second quarter of 2016. The dividend will be paid on or about August 26, 2016 to stockholders of record as of the close of business on August 17, 2016.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDTEN. In each of the six months ended June 30, 2016 and 2015, we paid $0.2 million related to these acquisitions. At June 30, 2016, the remaining estimated contingent payments were $0.2 million.

We received proceeds from the exercise of our stock options of nil and $0.1 million in the six months ended June 30, 2016 and 2015, respectively.

In June 2011, GOGAS issued a stock option to Michael Steinhardt, the Chairman of the Board of IEI, at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised. Mr. Steinhardt and an affiliate received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt and the affiliate received an approximately 1.7% interest in AMSO. The exercise price of $5.0 million was paid $2.5 million in cash and $2.5 million in promissory notes. In November 2015, we received cash of $0.8 million to repay one-third of the principal amount of the promissory notes. At June 30, 2016 and December 31, 2015, the notes receivable of $1.7 million were included in “Receivables for issuance of equity” in the consolidated balance sheet.

In the six months ended June 30, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. In the six months ended June 30, 2015, we paid $22,000 to repurchase 3,740 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended June 30, 2016 and 2015. At June 30, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

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

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At June 30, 2016, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at June 30, 2016, letters of credit of $8.2 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $30.0 million at June 30, 2016 from $27.4 million at December 31, 2015 reflecting the increase in our revenues in the six months ended June 30, 2016 compared to the six months ended December 31, 2015. Our revenues increased primarily due to seasonal cold weather that impacted the demand for natural gas for heat.

Inventory of natural gas decreased to $0.7 million at June 30, 2016 from $1.6 million at December 31, 2015 due to a 51% decrease in quantity and a 12% decrease in the average unit cost at June 30, 2016 compared to December 31, 2015. Inventory at June 30, 2016 and December 31, 2015 also included $6.6 million and $9.9 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at June 30, 2016:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$12.1	$11.1	$1.0	$—	$—
Renewable energy credit purchase obligations	43.1	4.7	21.7	16.7	—
Revolving credit loan payable (1)	2.0	—	2.0	—	—
Operating leases	0.3	0.2	0.1	—	—
Other liabilities (2)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$57.8	$16.3	$24.8	$16.7	$—

(1)	The revolving credit loan payable may need to be repaid prior to its scheduled due date as a result of the closure of the lending bank.

(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDTEN due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2016 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$8.2	$7.7	$0.5	$—	$—

(1)	The above table does not include an aggregate of $12.9 million in performance bonds at June 30, 2016 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2016, GRE had aggregate performance bonds of $12.9 million outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2016 had remained the same as in the six months ended June 30, 2015, our gross profit from electricity sales would have decreased by $14.8 million in the six months ended June 30, 2016 and our gross profit from natural gas sales would have increased by $0.1 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at June 30, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2016	112,000 MWh
Electricity	August 2016	331,200 MWh
Electricity	September 2016	42,000 MWh
Electricity	December 2016	53,760 MWh
Electricity	January 2017	336,000 MWh
Electricity	February 2017	320,000 MWh
Natural gas	August 2016	1,164,250 Dth
Natural gas	September 2016	75,000 Dth
Natural gas	October 2016	600,000 Dth
Natural gas	February 2017	600,000 Dth
Natural gas	March 2017	800,000 Dth
Natural gas	April 2017	300,000 Dth
Natural gas	February 2018	70,000 Dth

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2016	—	$—	—	6,896,669
May 1–31, 2016	—	$—	—	6,896,669
June 1–30, 2016	—	$—	—	6,896,669
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

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

Genie Energy Ltd.

August 9, 2016	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

August 9, 2016	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

