Form 10-Q
period 2016-09-30
Genie Energy Ltd.
filed 2016-11-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 7, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,072,641 shares outstanding (excluding 201,017 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$42,301	$38,786
Restricted cash—short-term	10,315	10,894
Certificates of deposit	—	8,850
Trade accounts receivable, net of allowance for doubtful accounts of $174 and $182 at September 30, 2016 and December 31, 2015, respectively	33,121	27,222
Inventory	6,841	11,440
Prepaid expenses	7,488	11,328
Other current assets	4,920	6,104
Total current assets	104,986	114,624
Property and equipment, net	1,471	1,347
Capitalized exploration costs—unproved oil and gas property	—	26,878
Goodwill	3,663	3,663
Restricted cash—long-term	1,199	1,802
Deferred income tax assets, net	1,642	1,642
Other assets	5,007	5,859
Total assets	$117,968	$155,815
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,942	$12,642
Accrued expenses	17,194	19,424
AMSO, LLC retirement obligations	964	—
Advances from customers	687	1,055
Income taxes payable	2,367	923
Due to IDT Corporation	61	438
Energy hedging contracts	1,142	2,192
Other current liabilities	1,287	878
Total current liabilities	35,644	37,552
Revolving credit loan payable	—	2,000
Other liabilities	911	1,566
Total liabilities	36,555	41,118

Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2016 and December 31, 2015	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2016 and December 31, 2015	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,274 and 23,239 shares issued and 23,073 and 23,041 shares outstanding at September 30, 2016 and December 31, 2015, respectively	233	232
Additional paid-in capital	126,256	124,449
Treasury stock, at cost, consisting of 201 shares and 198 shares of Class B common stock at September 30, 2016 and December 31, 2015, respectively	(1,599)	(1,570)
Accumulated other comprehensive income	1,538	154
Accumulated deficit	(48,901)	(19,647)
Total Genie Energy Ltd. stockholders’ equity	97,286	123,377
Noncontrolling interests:
Noncontrolling interests	(14,206)	(7,013)
Receivable for issuance of equity	(1,667)	(1,667)
Total noncontrolling interests	(15,873)	(8,680)
Total equity	81,413	114,697
Total liabilities and equity	$117,968	$155,815

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Revised see Note 2)	(Revised see Note 2)	(Revised see Note 2)
	(in thousands, except per share data)
Revenues:
Electricity	$55,057	$50,137	$138,494	$132,814
Natural gas	1,766	2,265	20,913	33,440
Other	330	586	1,186	2,227
Total revenues	57,153	52,988	160,593	168,481
Cost of revenues	(36,946)	(31,760)	(98,223)	(117,366)
Gross profit	20,207	21,228	62,370	51,115
Operating expenses, (gains) and losses:
Selling, general and administrative (i)	14,945	15,909	46,888	49,016
Research and development	—	406	210	1,662
Exploration	1,323	1,531	4,439	4,390
Write-off of capitalized exploration costs	41,041	—	41,041	—
Gain on consolidation of AMSO, LLC	—	—	(1,262)	—
Equity in the net loss of AMSO, LLC	—	133	222	133
(Loss) income from operations	(37,102)	3,249	(29,168)	(4,086)
Interest income	70	105	257	306
Other income (expense), net	333	24	171	(110)
(Loss) income before income taxes	(36,699)	3,378	(28,740)	(3,890)
Provision for income taxes	(475)	(752)	(2,165)	(639)
Net (loss) income	(37,174)	2,626	(30,905)	(4,529)
Net loss attributable to noncontrolling interests	5,035	219	7,198	867
Net (loss) income attributable to Genie Energy Ltd.	(32,139)	2,845	(23,707)	(3,662)
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net (loss) income attributable to Genie Energy Ltd. common stockholders.	$(32,509)	$2,475	$(24,818)	$(4,773)

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(1.43)	$0.11	$(1.09)	$(0.22)
Diluted	$(1.43)	$0.10	$(1.09)	$(0.22)

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	22,813	22,146	22,800	22,126
Diluted	22,813	23,622	22,800	22,126

Dividends declared per common share	$0.06	$—	$0.18	$0.12
(i) Stock-based compensation included in selling, general and administrative expenses	$1,161	$1,241	$3,497	$4,074

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
			(Revised see Note 2)
	(in thousands)
Net (loss) income	$(37,174)	$2,626	$(30,905)	$(4,529)
Other comprehensive income (loss):
Foreign currency translation adjustments	982	(612)	1,389	(50)
Comprehensive (loss) income	(36,192)	2,014	(29,516)	(4,579)
Comprehensive loss attributable to noncontrolling interests	5,035	208	7,193	865
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(31,157)	$2,222	$(22,323)	$(3,714)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(30,905)	$(4,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	294	326
Provision for doubtful accounts receivable	5	(18)
Deferred income taxes	—	(85)
Stock-based compensation	3,497	4,074
Write-off of capitalized exploration costs	41,041	—
Gain from repayment of revolving credit loan payable	(200)	—
Loss on disposal of property	25	—
Gain on consolidation of AMSO, LLC	(1,262)	—
Equity in the net loss of AMSO, LLC	222	133
Change in assets and liabilities:
Restricted cash	1,295	(327)
Trade accounts receivable	(5,904)	3,730
Inventory	4,599	(445)
Prepaid expenses	3,996	(1,195)
Other current assets and other assets	2,941	(744)
Trade accounts payable, accrued expenses and other current liabilities	(7,165)	(791)
Advances from customers	(369)	231
AMSO, LLC retirement obligations	(1,571)	—
Due to IDT Corporation	(378)	(462)
Income taxes payable	1,445	662
Net cash provided by operating activities	11,606	560
Investing activities
Capital expenditures	(449)	(324)
Investments in capitalized exploration costs—unproved oil and gas property	(12,884)	(17,765)
Proceeds from disposal of property	27	—
Repayment of notes receivable	50	—
Cash acquired from consolidation of AMSO, LLC	702	—
Capital contribution to AMSO, LLC received from Total	3,000	—
Capital contributions to AMSO, LLC	(63)	(125)
Purchase of certificates of deposit	(2,974)	(8,820)
Proceeds from maturities of certificates of deposit	11,900	4,688
Net cash used in investing activities	(691)	(22,346)
Financing activities
Dividends paid	(5,547)	(4,061)
Payments for acquisition	(227)	(290)
Repayment of revolving credit loan payable	(1,800)	—
Proceeds from exercise of stock options	—	174
Proceeds from exercise of GOGAS stock option	—	2,500
Repurchases of Class B common stock from employees	(29)	(22)
Net cash used in financing activities	(7,603)	(1,699)
Effect of exchange rate changes on cash and cash equivalents	203	(30)
Net increase (decrease) in cash and cash equivalents	3,515	(23,515)
Cash and cash equivalents at beginning of period	38,786	71,895
Cash and cash equivalents at end of period	$42,301	$48,380

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net assets excluding cash and cash equivalents of AMSO, LLC acquired	$560	$—
Subsidiary equity grant reclassified to liability	$1,689	$1,200
Receivable for issuance of equity of subsidiaries	$—	$2,500

See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company’s principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”) and Retail Energy Holdings, LLC (see Note 14), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.2% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc. (“Genie Mongolia”), an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation (“AMSO”), which operated American Shale Oil, L.L.C. (“AMSO, LLC”), an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd. (“IEI”), an oil shale development project in Israel, which is inactive.

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

Note 2—Revised Financial Statements

Reclassifications

In the consolidated statement of operations, $0.6 million and $1.9 million previously included in “Financing fees” in the three and nine months ended September 30, 2015, respectively, have been reclassified to “Cost of revenues” to conform to the current year’s presentation.

Correction of Errors

In the consolidated statement of operations, Pennsylvania gross receipt tax was previously recorded as a reduction to electricity revenue instead of as cost of revenues. Electricity revenues and cost of revenues were adjusted to correct the classification by reflecting additional revenue and cost of revenues in the consolidated statement of operations in the amount of $0.7 million in the three months ended March 31, 2016, $0.6 million in the three months ended June 30, 2016, and $0.8 million and $2.3 million in the three and nine months ended September 30, 2015, respectively.

GRE prepays various electricity costs that are subsequently charged to cost of revenues when the related electricity revenue is recognized. In the third quarter of 2016, the Company concluded that certain of these amounts included in “Prepaid expenses” in its consolidated balance sheet at March 31, 2016 and June 30, 2016 should have been charged to cost of revenues in the first and second quarters of 2016. The amounts that should have been charged to cost of revenues were $0.8 million in the three months ended March 31, 2016 and $0.7 million in the three months ended June 30, 2016. During the third quarter of 2016, the Company revised its first and second quarters of 2016 by reducing prepaid expenses and increasing electricity cost of revenues.

The correction of these errors resulted in adjustments to the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and June 30, 2016, and its consolidated balance sheets at March 31, 2016 and June 30, 2016.

The impact of these adjustments on the Company’s consolidated financial statements was as follows:

	Three Months Ended March 31, 2016
	Previously Reported	Prepaid Expense Error Correction	Gross Receipts Tax Correction	Revised
	(in thousands, except per share data)
Electricity revenues	$44,385	$—	$741	$45,126
Cost of revenues	$33,274	$817	$741	$34,832
Gross profit	$24,864	$(817)	$—	$24,047
Net income	$5,667	$(817)	$—	$4,850
Net income attributable to Genie Energy, Ltd	$6,486	$(817)	$—	$5,669
Comprehensive income	$6,924	$(817)	$—	$6,107
Comprehensive income attributable to Genie Energy, Ltd	$7,746	$(817)	$—	$6,929
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.27	$(0.04)	$—	$0.23
Diluted	$0.26	$(0.04)	$—	$0.22

	Three Months Ended June 30, 2016
	Previously Reported	Prepaid Expense Error Correction	Gross Receipts Tax Correction	Revised
	(in thousands, except per share data)
Electricity revenues	$37,728	$—	$584	$38,312
Cost of revenues	$25,171	$691	$584	$26,446
Gross profit	$18,806	$(691)	$—	$18,115
Net income	$2,108	$(691)	$—	$1,417
Net income attributable to Genie Energy, Ltd	$3,452	$(691)	$—	$2,761
Comprehensive income	$1,258	$(691)	$—	$567
Comprehensive income attributable to Genie Energy, Ltd	$2,593	$(691)	$—	$1,902
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.14	$(0.04)	$—	$0.10
Diluted	$0.13	$(0.03)	$—	$0.10

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2016
Assets:
Derivative contracts	$314	$2,151	$—	$2,465
Liabilities:
Derivative contracts	$114	$1,028	$—	$1,142
December 31, 2015
Assets:
Derivative contracts	$373	$1,308	$—	$1,681
Liabilities:
Derivative contracts	$609	$1,583	$—	$2,192

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

The Company’s derivative contracts consist of natural gas and electricity put and call options and swaps. The underlying asset in the Company’s put and call options is a forward contract. The Company’s swaps are agreements whereby a floating (or market or spot) price is exchanged for a fixed price over a specified period. The Company’s derivatives were classified as Level 1 or Level 2. The Level 1 derivatives were valued using quoted prices in active markets for identical contracts. The Level 2 derivatives were valued using observable inputs based on quoted market prices in active markets for similar contracts.

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

Restricted cash—short-term and long-term, certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities. At September 30, 2016 and December 31, 2015, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and certificates of deposit, prepaid expenses, other current assets, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving credit loan payable, and other liabilities. At September 30, 2016 and December 31, 2015, other assets included an aggregate of $1.0 million and $1.5 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving credit loan payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2016 and December 31, 2015, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	November 2016	157,920 MWh
Electricity	December 2016	164,524 MWh
Electricity	January 2017	504,000 MWh
Electricity	February 2017	480,000 MWh
Electricity	March 2017	73,600 MWh
Electricity	July 2017	70,400 MWh
Electricity	August 2017	80,960 MWh
Electricity	October 2017	88,000 MWh
Electricity	November 2017	84,000 MWh
Electricity	December 2017	80,000 MWh
Natural gas	November 2016	600,000 Dth
Natural gas	February 2017	800,000 Dth
Natural gas	March 2017	1,200,000 Dth
Natural gas	April 2017	300,000 Dth
Natural gas	February 2018	66,500 Dth

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$2,465	$1,681

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$1,142	$2,192

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
qualifying as hedging instruments	Recognized on Derivatives	2016	2015	2016	2015
		(in thousands)
Energy contracts and options	Cost of revenues	$(1,183)	$(427)	$(381)	$(1,516)

Note 5—Afek Oil and Gas Exploration Activities

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

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek continues to analyze data collected from the five wells drilled and from the flow tests conducted at two of the completed wells. In light of the analysis received in the third quarter of 2016 and given current market conditions, Afek determined that, based on current information, it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the three months ended September 30, 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region. Certain analysis and non-field work continues related to the Southern portion of Afek’s license area.

In the three months ended September 30, 2016 and 2015, the Company recognized exploration expense of $1.3 million and $1.5 million, respectively, and in the nine months ended September 30, 2016 and 2015, the Company recognized exploration expense of $4.4 million in both periods.

Afek has turned its operational focus to the Northern region of its license area. Afek views the Northern and Southern regions separately when evaluating its unproved properties. The data analyzed to date suggests that the Southern block resources may extend northward at depths potentially sufficient to have induced a greater level of maturation of the resource. To validate this hypothesis, Afek plans to drill an exploration well at one of the Northern sites in its original drilling permit approvals. Subject to permitting and completion of drilling rig upgrades, Afek expects to spud this well in the first quarter of 2017.

Afek assesses the economic and operational viability of its project on an ongoing basis. The assessment requires significant estimates and assumptions by management. Should Afek’s estimates or assumptions regarding the recoverability of future capitalized exploration costs, if any, prove to be incorrect, Afek may be required to record impairments of such costs in future periods and such impairments could be material.

Note 6—Investment in American Shale Oil, LLC

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

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Balance, beginning of period	$(399)	$(252)
Capital contributions	63	125
Equity in the net loss of AMSO, LLC	(222)	(133)
Elimination of the investment in AMSO, LLC	558	—
Balance, end of period	$—	$(260)

At December 31, 2015, the liability for equity loss in AMSO, LLC was included in “Accrued expenses” in the consolidated balance sheet.

Summarized unaudited statements of operations of AMSO, LLC through the April 30, 2016 acquisition date are as follows:

	Three Months Ended September 30, 2015	Period from January 1, 2016 to April 30, 2016	Nine Months Ended September 30, 2015
	(in thousands)
Operating expenses:
General and administrative	$86	$120	$302
Research and development	1,171	3,512	3,737
Total operating expenses	1,257	3,632	4,039
Loss from operations and net loss	$(1,257)	$(3,632)	$(4,039)

Summarized unaudited balance sheet of AMSO, LLC at April 30, 2016 (in thousands) is as follows:

Assets
Cash and cash equivalents	$750
Receivable from Total	3,000
Other current assets	128
Other assets	860
Total assets	$4,738

Liabilities and member’s interest
Current liabilities	$518
Asset retirement obligations	2,535
Other liabilities	981
Member’s interest	704
Total liabilities and member’s interest	$4,738

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

Revenue, loss from operations and net loss of AMSO, LLC since the acquisition date included in the Company’s consolidated statement of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$—	$—	$—	$—
Loss from operations and net loss	$(55)	$—	$(207)	$—

Revenue and net (loss) income of the Company as if the acquisition of AMSO, LLC occurred on January 1, 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$57,153	$52,988	$160,593	$168,481
Net (loss) income	$(37,174)	$1,502	$(34,315)	$(8,435)

In April 2016, AMSO, LLC recorded a liability for the decommissioning of its project and the remediation of the leased area. The following table summarizes the change in the balance of the AMSO, LLC retirement obligations after the consolidation of AMSO, LLC:

(in thousands)
Liability at April 30, 2016 acquisition date	$2,535
Adjustments	(35)
Payments	(1,536)
Balance, September 30, 2016	$964

Note 7—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2016
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2015	$123,377	$(8,680)	$114,697
Dividends on preferred stock	(1,111)	—	(1,111)
Dividends on common stock ($0.18 per share)	(4,436)	—	(4,436)
Subsidiary equity grant reclassified to liability	(1,689)	—	(1,689)
Restricted Class B common stock repurchased from employees	(29)	—	(29)
Stock-based compensation	3,497	—	3,497
Comprehensive loss:
Net loss	(23,707)	(7,198)	(30,905)
Foreign currency translation adjustments	1,384	5	1,389
Comprehensive loss	(22,323)	(7,193)	(29,516)
Balance, September 30, 2016	$97,286	$(15,873)	$81,413

Dividend Payments

On August 15, 2016, May 16, 2016 and on February 16, 2016, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the second quarter of 2016, the first quarter of 2016 and for the fourth quarter of 2015, respectively. The aggregate dividends paid on the Company’s Preferred Stock in each of the nine months ended September 30, 2016 and 2015 was $1.1 million. On October 14, 2016, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2016. The dividend will be paid on or about November 15, 2016 to stockholders of record as of the close of business on October 28, 2016.

On August 26, 2016, May 20, 2016 and on February 12, 2016, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock. On May 22, 2015 and March 31, 2015, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock. The aggregate dividends paid on the Company’s Class A common stock and Class B common stock in the nine months ended September 30, 2016 and 2015 was $4.4 million and $3.0 million, respectively. In November 2016, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock for the third quarter of 2016. The dividend will be paid on or about December 2, 2016 to stockholders of record as of the close of business on November 21, 2016.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the nine months ended September 30, 2016 and 2015. At September 30, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

Subsidiary Equity Grant Reclassified to Liability

GRE had the right to issue shares of the Company’s Class B common stock or pay cash to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it had previously granted to officers and employees of the Company. GRE elected to pay cash for the deferred stock units that vested in June and July 2016. The Company paid cash in the amount of $1.7 million in August 2016 to satisfy its obligation to issue common stock of GRE.

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

Net income (loss) related to CCE and aggregate net funding repaid to (provided by) the Company by CCE in order to finance its operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$841	$49	$(885)	$(24)
Aggregate funding repaid to (provided by) the Company, net	$617	$28	$(381)	$869

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Cash and cash equivalents	$116	$48
Restricted cash	5	25
Trade accounts receivable	747	844
Prepaid expenses	459	479
Other current assets	19	51
Other assets	448	468
Total assets	$1,794	$1,915
Liabilities and noncontrolling interests
Current liabilities	$650	$267
Due to IDT Energy	808	427
Noncontrolling interests	336	1,221
Total liabilities and noncontrolling interests	$1,794	$1,915

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,813	22,146	22,800	22,126
Effect of dilutive securities:
Stock options	—	57	—	—
Non-vested restricted Class B common stock	—	1,419	—	—
Diluted weighted-average number of shares	22,813	23,622	22,800	22,126

The following shares were excluded from the diluted loss per share computation because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	414	—	414	415
Non-vested restricted Class B common stock	1,829	—	1,829	2,459
Shares excluded from the calculation of diluted earnings per share	2,243	—	2,243	2,874

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2016, and in the nine months ended September 30, 2015 because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Related Party Transactions

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amount IDT charged the Company	$406	$521	$1,342	$1,627
Amount the Company charged IDT	$151	$142	$425	$401

Note 10—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE owns REPs including IDT Energy, Residents Energy and Retail Energy Holdings, LLC (see Note 14), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. The Afek segment is comprised of the Company’s 86.2% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS is an oil and gas exploration company. The GOGAS segment is comprised of oil shale projects including (1) an 88.3% interest in Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in AMSO, which operated AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in IEI, an oil shale development project in Israel, which is inactive. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 2.6% of the equity of GRE. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended September 30, 2016
Revenues	$57,153	$—	$—	$—	$57,153
Income (loss) from operations	7,893	(42,666)	(148)	(2,181)	(37,102)
Exploration	—	1,323	—	—	1,323
Write-off of capitalized exploration costs	—	41,041	—	—	41,041

Three Months Ended September 30, 2015
Revenues	$52,988	$—	$—	$—	$52,988
Income (loss) from operations	7,934	(1,842)	(729)	(2,114)	3,249
Research and development	—	11	395	—	406
Exploration	—	1,531	—	—	1,531
Equity in the net loss of AMSO, LLC	—	—	133	—	133

Nine Months Ended September 30, 2016
Revenues	$160,593	$—	$—	$—	$160,593
Income (loss) from operations	23,760	(46,281)	221	(6,868)	(29,168)
Research and development	—	—	210	—	210
Exploration	—	4,439	—	—	4,439
Write-off of capitalized exploration costs	—	41,041	—	—	41,041
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262
Equity in the net loss of AMSO, LLC	—	—	222	—	222

Nine Months Ended September 30, 2015
Revenues	$168,481	$—	$—	$—	$168,481
Income (loss) from operations	10,201	(5,050)	(2,423)	(6,814)	(4,086)
Research and development	—	63	1,599	—	1,662
Exploration	—	4,390	—	—	4,390
Equity in the net loss of AMSO, LLC	—	—	133	—	133

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
September 30, 2016	$79,025	$7,342	$14,553	$17,048	$117,968

December 31, 2015	80,177	38,665	$17,770	19,203	155,815

Note 11—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. The parties participated in mediation, and entered into a Memorandum of Understanding (“MOU”) with respect to a proposed settlement of the above-captioned putative class action (as well as the other putative class actions referred to in this section). There are a number of material issues not addressed by the MOU that must be resolved before a settlement can be finalized. The parties notified the Court of that development and are working towards finalizing the settlement, which will need to be approved by the Court. The Company believes that the claims in this lawsuit are without merit.

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA allege, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the Pennsylvania PUC’s regulations. IDT Energy reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, IDT Energy will issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement was approved by the Pennsylvania PUC on July 8, 2016. In July 2016, IDT Energy paid the agreed-upon $2.4 million for additional customer refunds to a refund administrator, and that administrator is currently in the process of issuing the additional refunds to customers.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). On February 22, 2016, IDT Energy moved to dismiss the amended complaint, and the named plaintiff opposed that motion. The parties participated in mediation, and entered into a MOU with respect to a proposed settlement of the above-captioned putative class action (as well as the other putative class actions referred to in this section). There are a number of material issues not addressed by the MOU that must be resolved before a settlement can be finalized. The parties notified the Court of that development and are working towards finalizing the settlement, which will need to be approved by the Court. The Company believes that the claims in this lawsuit are without merit.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. The parties were engaged in discovery prior to the mediation described below. On April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. On June 27, 2016, defendants Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. filed a motion to dismiss the amended complaint. On August 26, 2016, the named plaintiff opposed that motion and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. The Court granted the motion to dismiss, but the parties agreed to set aside that decision to give the plaintiff an opportunity to submit opposition papers that had not been considered by the Court in rendering its decision. The parties participated in mediation, and entered into a MOU with respect to a proposed settlement of the above-captioned putative class action (as well as the other putative class actions referred to in this section). There are a number of material issues not addressed by the MOU that must be resolved before a settlement can be finalized. The parties notified the Court of that development and are working towards finalizing the settlement, which will need to be approved by the Court. The Company believes that the claims in this lawsuit are without merit.

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Order, and remitted the matter to the PSC for further proceedings consistent with the court’s order.

The PSC has indicated that it intends to issue a new order to achieve similar objectives without the deficiencies cited by the Court. The Company is evaluating the potential impact of any new order from the PSC in response to the Court’s vacating of the PSC’s order on its New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Most recently, on September 27, 2016, the New York State Supreme Court, Albany County, issued an order temporarily restraining the PSC from implementing the July 14, 2016 Order. Representatives of the REP industry challenged the ruling in Court on both procedural and substantive grounds. The judge set a November 18, 2016 return date for the industry’s request to continue that injunction for the duration of the proceeding, which seeks an order permanently invalidating the PSC’s order.

Purchase Commitments

The Company had purchase commitments of $16.5 million at September 30, 2016. The purchase commitments outstanding at September 30, 2016 are expected to be paid as follows: $12.1 million in the twelve months ending September 30, 2017, $3.3 million in the twelve months ending September 30, 2018 and $1.1 million in the twelve months ending September 30, 2019.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2016, GRE had commitments to purchase renewable energy credits of $42.1 million.

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

Letters of Credit

At September 30, 2016, the Company had letters of credit outstanding totaling $8.2 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at September 30, 2016 expire as follows: $6.5 million in the twelve months ending September 30, 2017 and $1.7 million in the twelve months ending September 30, 2018.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2016, GRE had aggregate performance bonds of $7.4 million outstanding.

Other Contingencies

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2016, the Company was in compliance with such covenants. At September 30, 2016, restricted cash—short-term of $0.2 million and trade accounts receivable of $33.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.7 million at September 30, 2016.

Note 12—Revolving Lines of Credit

On December 17, 2015, GRE, IDT Energy and certain affiliates entered into a Credit Agreement with Maple Bank GmbH for a revolving loan facility. On December 17, 2015, GRE borrowed $2.0 million under the facility. In February 2016, the German banking regulator, Bafin, closed Maple Bank GmbH due to impending financial over-indebtedness related to tax-evasion investigations. In September 2016, GRE, and its affiliates entered into a settlement agreement with the court appointed liquidator of Maple Bank. Under this agreement, GRE paid $1.8 million as a full settlement of all of its obligations, and the revolving loan facility was terminated. Accordingly, GRE recorded a gain from this settlement of $0.2 million.

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At September 30, 2016 and December 31, 2015, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at September 30, 2016 and December 31, 2015, letters of credit of $8.2 million and $7.7 million, respectively, were outstanding.

Note 13—Recently Issued Accounting Standards Not Yet Adopted

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

In July 2015, the FASB issued an Accounting Standards Update (“ASU”) that simplifies the subsequent measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The ASU changes the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company measures GRE’s natural gas inventory at weighted average cost. The Company will adopt the amendments in this ASU on January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The Company will adopt the new standard on January 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Note 14—Subsequent Event

On November 2, 2016, GRE acquired Retail Energy Holdings, LLC (“REH”), a privately held owner of REPs, for $9.5 million plus $1.4 million for REH’s working capital, or an aggregate cash payment of $10.9 million. The amount paid for REH’s working capital is subject to adjustment. REH operates as Town Square Energy in eight Eastern states, serving approximately 47,000 electricity residential customer equivalents. REH’s licenses and customer base expands GRE’s geographic footprint to four new states – New Hampshire, Rhode Island, Massachusetts and Connecticut – and provides additional electricity customers in New Jersey, Maryland, Ohio and Pennsylvania. REH will be operated as a wholly owned subsidiary utilizing the Town Square Energy brand.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	Genie Retail Energy owns retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, and Retail Energy Holdings, LLC, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of:

●	an 86.2% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the Golan Heights in Northern Israel, and

●	other projects including (1) an 88.3% interest in Genie Mongolia, Inc., or Genie Mongolia, an oil shale exploration project in Central Mongolia, which is inactive, (2) a 98.3% interest in American Shale Oil Corporation, or AMSO, which operated American Shale Oil, L.L.C., or AMSO, LLC, an oil shale development project in Colorado that is being decommissioned, and (3) an 86.1% interest in Israel Energy Initiatives, Ltd., or IEI, an oil shale development project in Israel, which is inactive.

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

On November 2, 2016, GRE acquired Retail Energy Holdings, LLC, or REH, a privately held owner of REPs, for $9.5 million plus $1.4 million for REH’s working capital, or an aggregate cash payment of $10.9 million. The amount paid for REH’s working capital is subject to adjustment. REH operates as Town Square Energy in eight Eastern states, serving approximately 47,000 electricity residential customer equivalents, or RCEs. REH’s licenses and customer base expands GRE’s geographic footprint to four new states – New Hampshire, Rhode Island, Massachusetts and Connecticut – and provides additional electricity customers in New Jersey, Maryland, Ohio and Pennsylvania. REH will be operated as a wholly owned subsidiary utilizing the Town Square Energy brand.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for 10% or greater of our consolidated revenues in these periods):

	Nine Months Ended September 30,
	2016	2015
Con Edison	21%	23%
ComEd	13%	na
National Grid USA	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at September 30, 2016 and December 31, 2015 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at September 30, 2016 or December 31, 2015):

	September 30, 2016	December 31, 2015
Con Edison	25%	25%
ComEd	12%	na

na-less than 10% of consolidated gross trade accounts receivable

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Order, and remitted the matter to the PSC for further proceedings consistent with the Court’s order.

The PSC has indicated that it intends to issue a new order to achieve similar objectives without the deficiencies cited by the Court. We are evaluating the potential impact of any new order from the PSC in response to the Court’s vacating of the PSC’s order on our New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Most recently, on September 27, 2016, the New York State Supreme Court, Albany County, issued an order temporarily restraining the PSC from implementing the July 14, 2016 Order. Representatives of the REP industry challenged the ruling in Court on both procedural and substantive grounds. The judge set a November 18, 2016 return date for the industry’s request to continue that injunction for the duration of the proceeding, which seeks an order permanently invalidating the PSC’s order.

Afek Oil and Gas, Ltd.

In April 2013, the Government of Israel finalized the award to Afek of an exclusive three-year petroleum exploration license covering 396.5 square kilometers in the southern portion of the Golan Heights. In April 2016, Afek received an extension of its license from the Israeli Ministry of Energy and Water through April 9, 2017. Israel’s Northern District Planning and Building Committee granted Afek a one-year permit that commenced in February 2015 to conduct an up to ten-well oil and gas exploration program. On February 1, 2016, Israel’s Northern District Planning and Building Committee approved a two-year extension of that permit. This permit extension is expected to cover the remainder of Afek’s ongoing exploration program in the area covered by its exploration license. Afek is conducting a multi-well oil and gas exploration program pursuant to that license.

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek continues to analyze data collected from the five wells drilled and from the flow tests conducted at two of the completed wells. In light of the analysis received in the third quarter of 2016 and given current market conditions, Afek determined that, based on current information, it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the three months ended September 30, 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region. Certain analysis and non-field work continues related to the Southern portion of Afek’s license area.

Afek has turned its operational focus to the Northern region of its license area. The data analyzed to date suggests that the Southern block resources may extend northward at depths potentially sufficient to have induced a greater level of maturation of the resource. To validate this hypothesis, Afek plans to drill an exploration well at one of the Northern sites in its original drilling permit approvals. Subject to permitting and completion of drilling rig upgrades, Afek expects to spud this well in the first quarter of 2017.

Afek is seeking financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

Afek assesses the economic and operational viability of its project on an ongoing basis. The assessment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of future capitalized exploration costs, if any, prove to be incorrect, we may be required to record impairments of such costs in future periods and such impairments could be material.

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

In July 2015, the FASB issued an Accounting Standards Update, or ASU, that simplifies the subsequent measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The ASU changes the measurement of inventory to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We measure GRE’s natural gas inventory at weighted average cost. We will adopt the amendments in this ASU on January 1, 2017. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. We will adopt the new standard on January 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Genie Retail Energy Segment

See Note 2 to the Consolidated Financial Statements included in Item 1to Part I of this Quarterly Report on Form 10-Q for reclassifications and error corrections to GRE’s results of operations. The amounts in the following discussion reflect such reclassifications and corrections for all periods.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues:
Electricity	$55.0	$50.1	$4.9	9.8%	$138.5	$132.8	$5.7	4.3%
Natural gas	1.8	2.3	(0.5)	(22.0)	20.9	33.5	(12.6)	(37.5)
Other	0.3	0.6	(0.3)	(43.7)	1.2	2.2	(1.0)	(46.8)
Total revenues	57.1	53.0	4.1	7.9	160.6	168.5	(7.9)	(4.5)
Cost of revenues	36.9	31.8	5.1	16.3	98.2	117.4	(19.2)	(16.3)
Gross profit	20.2	21.2	(1.0)	(4.8)	62.4	51.1	11.3	22.0
Selling, general and administrative expenses	12.3	13.3	(1.0)	(7.4)	38.6	40.9	(2.3)	(5.6)
Income from operations	$7.9	$7.9	$—	(0.5)%	$23.8	$10.2	$13.6	132.9%

Revenues. GRE’s electricity revenue increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 because of an increase in electricity consumption, which increased 17.6% and 9.1% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in electricity consumption was the result of increases in meters served and average consumption per meter. Electricity meters served increased 5.5% and 7.0% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Average consumption per meter increased 11.5% and 2.0% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in GRE’s electricity revenue in the three and nine months ended September 30, 2016 compared to the same periods in 2015 was partially offset by a decrease in the average rate charged to customers for electricity, which decreased 6.6% and 4.4% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

GRE's natural gas revenue decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 because of decreases in both the average rate charged to customers and natural gas consumption. The average rate charged to customers for natural gas decreased 15.1% and 24.9% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in the average rate charged to customers in the nine months ended September 30, 2016 compared to the same period in 2015 was mostly due to a 30.4% decrease in the underlying commodity cost in the nine months ended September 30, 2016 compared to the same period in 2015. Natural gas consumption decreased 8.2% and 16.8% in the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease in natural gas consumption was partially the result of a decrease in meters served, which decreased 2.3% and 2.6% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, and the 6.0% and 14.6% decrease in average consumption per meter in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(in thousands)
Meters at end of quarter:
Electricity customers	263	268	267	264	261
Natural gas customers	120	122	126	128	127
Total meters	383	390	393	392	388

Gross meter acquisitions in the three months ended September 30, 2016 and 2015 were 58,000 and 74,000, respectively. Gross meter acquisitions in the nine months ended September 30, 2016 and 2015 were 181,000 and 205,000, respectively. In 2016 and 2015, the GRE-owned REPs had success in selling “IDT Energy® SmartBudget” and other offerings with fixed rate characteristics. Net meters served decreased by 7,000 or 1.6% in the three months ended September 30, 2016 compared to an increase of 11,000 or 2.8% in the three months ended September 30, 2015, and decreased by 9,000 or 2.3% in the nine months ended September 30, 2016 compared to an increase of 25,000 or 6.9% in the nine months ended September 30, 2015 mostly due to the decrease in gross meter acquisitions. Average monthly churn decreased from 6.7% in the three months ended September 30, 2015 to 6.4% in the three months ended September 30, 2016, and was basically unchanged at 6.3% in the nine months ended September 30, 2016 and 2015.

GRE-owned REPs began operations in Ohio in the second quarter of 2016, and have applications pending to enter into additional utility service areas, primarily electric and dual meter territories, in various locations in the states where we currently operate and in other jurisdictions. In addition, on November 2, 2016, GRE acquired REH, a privately held owner of REPs that operates as Town Square Energy in eight Eastern states. REH’s licenses and customer base expands GRE’s geographic footprint to four new states – New Hampshire, Rhode Island, Massachusetts and Connecticut – and provides additional electricity customers in New Jersey, Maryland, Ohio and Pennsylvania. REH will be operated as a wholly owned subsidiary utilizing the Town Square Energy brand. We continue to evaluate additional, deregulation-driven opportunities in order to expand our business geographically.

The average rates of annualized energy consumption, as measured by RCEs are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(in thousands)
RCEs at end of quarter:
Electricity customers	174	172	175	178	178
Natural gas customers	67	67	72	81	82
Total RCEs	241	239	247	259	260

The decrease in RCEs at September 30, 2016 compared to September 30, 2015 was primarily due to changing weather patterns as well as the decline in natural gas meters served.

Other revenue in the three and nine months ended September 30, 2016 and 2015 includes revenue earned by Diversegy, LLC, or Diversegy, and IDT Energy Network, or IDTEN (formerly Epiq Energy, LLC), both of which were acquired in December 2013. Diversegy and IDTEN earn commissions, entry fees and other fees from their retail energy advisory and brokerage business and network marketing business, respectively.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Cost of revenues:
Electricity	$35.0	$28.6	$6.4	23.1%	$83.1	$90.0	$(6.9)	(7.6)%
Natural gas	1.8	1.9	(0.1)	(6.7)	14.7	25.3	(10.6)	(42.1)
Other	0.1	1.3	(1.2)	(92.4)	0.4	2.1	(1.7)	(79.0)
Total cost of revenues	$36.9	$31.8	$5.1	16.3%	$98.2	$117.4	$(19.2)	(16.3)%

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Gross margin percentage:
Electricity	36.4%	43.2%	(6.8)%	40.0%	32.3%	7.7%
Natural gas	(2.7)	14.1	(16.8)	29.8	24.2	5.6
Other	68.7	(130.0)	198.7	63.1	6.5	56.6
Total gross margin percentage	35.4%	40.1%	(4.7)%	38.8%	30.3%	8.5%

Cost of revenue for electricity increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily because of the 17.6% increase in electricity consumption in the three months ended September 30, 2016 compared to the same period in 2015 and the 4.6% increase in the average unit cost of electricity in the three months ended September 30, 2016 compared to the same period in 2015. Gross margin on electricity sales decreased in the three months ended September 30, 2016 compared to the same period in 2015 because of the increase in cost of revenues for electricity and in the average unit cost of electricity, as well as competitive factors that did not allow us to pass along these increases to customers. Cost of revenue for electricity decreased in the nine months ended September 30, 2016 compared to the same period in 2015 primarily because of the 15.3% decrease in the average unit cost of electricity in the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by the 9.1% increase in electricity consumption in the nine months ended September 30, 2016 compared to the same period in 2015. Gross margin on electricity sales increased in the nine months ended September 30, 2016 compared to the same period in 2015 because of the declines in cost of revenues for electricity and in the average unit cost of electricity.

Cost of revenue for natural gas decreased in the three months ended September 30, 2016 compared to the same period in 2015 primarily because of the 8.2% decrease in natural gas consumption in the three months ended September 30, 2016 compared to the same period in 2015, partially offset by a 1.6% increase in the average unit cost of natural gas in the three months ended September 30, 2016 compared to the same period in 2015. Gross margin on natural gas sales decreased to negative 2.7% in the three months ended September 30, 2016 compared to the same period in 2015 because the average rate charged to customers decreased and the average unit cost of natural gas increased in the three months ended September 30, 2016 compared to the same period in 2015. Cost of revenue for natural gas decreased in the nine months ended September 30, 2016 compared to the same period in 2015 because the average unit cost of natural gas decreased 30.4% in the nine months ended September 30, 2016 compared to the same period in 2015, and natural gas consumption decreased 16.8% in the nine months ended September 30, 2016 compared to the same period in 2015. Gross margin on natural gas sales increased in the nine months ended September 30, 2016 compared to the same period in 2015 because the average rate charged to customers decreased less than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by Diversegy and IDTEN.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to decreases in customer acquisition costs, POR fees and payroll expense, partially offset by an increase in regulatory and legal fees. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a decrease in costs for regulatory and legal matters, partially offset by increase in customer acquisition costs. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 25.1% in the three months ended September 30, 2015 to 21.5% in the three months ended September 30, 2016, and decreased from 24.3% in the nine months ended September 30, 2015 to 24.0% in the nine months ended September 30, 2016.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$0.3	$0.3	$—	1.3%	$0.8	$0.6	$0.2	34.2%
Exploration	1.3	1.5	(0.2)	(13.7)	4.4	4.4	—	1.1
Write-off of capitalized exploration costs	41.0	—	41.0	nm	41.0	—	41.0	nm
Loss from operations	$42.6	$1.8	$40.8	nm	$46.2	$5.0	$41.2	nm

nm—not meaningful

General and Administrative. General and administrative expense was basically unchanged in the three months ended September 30, 2016 compared to the same period in 2015. General and administrative expense increased in the nine months ended September 30, 2016 compared to the same period in 2015 primarily because of increases in payroll and related expense.

Exploration. In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek continues to analyze data collected from the five wells drilled and from the flow tests conducted at two of the completed wells. Certain analysis and non-field work continues related to the Southern portion of Afek’s license area. Afek has turned its operational focus to the Northern region of its license area. Afek plans to drill an exploration well at one of the Northern sites in its original drilling permit approvals. Subject to permitting and completion of drilling rig upgrades, Afek expects to spud this well in the first quarter of 2017.

Write-Off of Capitalized Exploration Costs. Afek assesses the economic and operational viability of its project on an ongoing basis. The assessment requires significant estimates and assumptions by management. In light of the analysis received in the third quarter of 2016 and given current market conditions, Afek determined that, based on current information, it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the three months ended September 30, 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$(0.1)	$(0.2)	$0.1	26.5%	$(0.7)	$(0.7)	$—	11.9%
Research and development	—	(0.4)	0.4	100.0	(0.2)	(1.6)	1.4	86.8
Gain on consolidation of AMSO, LLC	—	—	—	—	1.3	—	1.3	nm
Equity in net loss of AMSO, LLC	—	(0.1)	0.1	100.0	(0.2)	(0.1)	(0.1)	(66.3)
(Loss) income from operations	$(0.1)	$(0.7)	$0.6	79.7%	$0.2	$(2.4)	$2.6	109.1%

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the suspension of IEI and Genie Mongolia’s operations. General and administrative expense was substantially unchanged in the nine months ended September 30, 2016 compared to the same period in 2015 due to a decrease in stock-based compensation expense that was mostly offset by the consolidation of AMSO, LLC’s general and administrative expense of $0.1 million in the nine months ended September 30, 2016. We expect in future periods that AMSO, LLC will incur additional costs, such as severance, that could not be accrued at April 30, 2016.

Research and Development. Research and development expense consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
AMSO, LLC	$—	$—	$0.1	$—
Genie Mongolia	—	0.4	0.1	1.4
IEI	—	—	—	0.2
Total research and development expenses	$—	$0.4	$0.2	$1.6

Genie Mongolia’s research and development expense in the three and nine months ended September 30, 2016 and 2015 related to the joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In late 2015, we scaled back operations in Mongolia, and in 2016 we suspended our operations.

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

Equity in the Net Loss of AMSO, LLC. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, AMSO, LLC allocated its net loss mostly to Total from January 1, 2016 until April 30, 2016, the effective date of Total’s withdrawal from AMSO, LLC, and in the three and nine months ended September 30, 2015. Equity in the net loss of AMSO, LLC was nil and $0.1 million in the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million in the nine months ended September 30, 2016 and 2015, respectively. As a result of Total’s withdrawal, beginning on April 30, 2016, AMSO, LLC’s results of operations are included in our consolidated financial statements.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.2	$2.1	$0.1	3.2%	$6.9	$6.8	$0.1	0.8%

The increase in general and administrative expense in the three months ended September 30, 2016 as compared to the same period in 2015 was due primarily to increases in payroll and related expense and professional and consulting fees. Corporate general and administrative expense increased in the nine months ended September 30, 2016 as compared to the same period in 2015 primarily because of an increase in payroll and related expense, partially offset by a decrease in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 4.0% in the three months ended September 30, 2015 to 3.8% in the three months ended September 30, 2016, and increased from 4.0% in the nine months ended September 30, 2015 to 4.3% in the nine months ended September 30, 2016 primarily because of the change in revenues.

Consolidated

Selling, General and Administrative. On October 28, 2011, we were spun-off by IDT Corporation, or IDT, our former parent company (the Spin-Off). Pursuant to an agreement between us and IDT, IDT charges us for services it provides to us, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, were $0.3 million and $0.4 million in the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $1.2 million in the nine months ended September 30, 2016 and 2015, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.2 million and $1.2 million in the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $4.1 million in the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $9.4 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below (loss) income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
(Loss) income from operations	$(37.1)	$3.2	$(40.3)	nm	$(29.2)	$(4.1)	$(25.1)	(613.9)%
Interest income	0.1	0.1	—	(33.3)%	0.3	0.3	—	(16.0)
Other income (expense), net	0.3	—	0.3	nm	0.2	(0.1)	0.3	255.5
Provision for income taxes	(0.5)	(0.7)	0.2	36.8	(2.2)	(0.6)	(1.6)	(238.8)
Net (loss) income	(37.2)	2.6	(39.8)	nm	(30.9)	(4.5)	(26.4)	(582.4)
Net loss attributable to noncontrolling interests	5.1	0.2	4.9	nm	7.2	0.8	6.4	730.2
Net (loss) income attributable to Genie	$(32.1)	$2.8	$(34.9)	nm	$(23.7)	$(3.7)	$(20.0)	(547.4)%

nm—not meaningful

Other Income (Expense), net. In the three and nine months ended September 30, 2016, other income (expense), net included $0.2 million gain from the repayment of the Maple Bank GmbH revolving credit loan payable. In addition, other income (expense), net, included foreign currency translation gains of $0.1 million and $21,000 in the three months ended September 30, 2016 and 2015, respectively, foreign currency translation gains of $25,000 in the nine months ended September 30, 2016 and foreign currency translation losses of $0.1 million in the nine months ended September 30, 2015.

Provision for Income Taxes. The change in the provision for income taxes in the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision. Afek’s write-off of capitalized exploration costs of $41.0 million only affected the income tax provision to bring it to zero because the write-off increased Afek’s net operating losses, which are fully offset by a valuation allowance so no additional benefit was recorded. State and local taxes however, have no offset and increased in the three and nine months ended September 30, 2016 compared to the similar periods in 2015. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, is our consolidated variable interest entity, which files a separate tax return since we do not have any ownership interest in this variable interest entity. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Genie Retail Energy:
Aggregate income before income taxes	$8.2	$8.0	$24.2	$10.3

Aggregate provision for income taxes	$2.3	$2.9	$9.6	$4.0

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2016 compared to the similar periods in 2015 was primarily due to the noncontrolling interest’s share of Afek’s write-off of capitalized exploration costs. In the three and nine months ended September 30, 2016, the noncontrolling interest in Afek was 13.8% and the write-off of capitalized exploration costs was $41.0 million.

Liquidity and Capital Resources

General

We currently expect that our operations in the next twelve months and the $42.3 million balance of cash and cash equivalents that we held at September 30, 2016 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending September 30, 2017, including Afek’s anticipated expenditures in the twelve months ending September 30, 2017.

Afek is seeking financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

At September 30, 2016, we had working capital (current assets less current liabilities) of $69.3 million.

	Nine months ended September 30,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$11.6	$0.6
Investing activities	(0.7)	(22.3)
Financing activities	(7.6)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Increase (decrease) in cash and cash equivalents	$3.5	$(23.5)

Operating Activities

Cash provided by operating activities was $11.6 million in the nine months ended September 30, 2016 and $0.6 million in the nine months ended September 30, 2015. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration and research and development activities.

CCE is a consolidated variable interest entity. We determined that since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the nine months ended September 30, 2016, we provided CCE with net funding of $0.4 million to finance its operations. In the nine months ended September 30, 2015, CCE repaid to us $0.9 million.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2016, we were in compliance with such covenants. At September 30, 2016, restricted cash—short-term of $0.2 million and trade accounts receivable of $33.1 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.7 million at September 30, 2016.

In July 2016, in accordance with a settlement approved by the Pennsylvania Public Utility Commission, IDT Energy paid the agreed-upon $2.4 million to a refund administrator for additional refunds to its Pennsylvania customers in January, February and March of 2014 who had variable rates for electricity supply (see Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report).

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

On March 4, 2016, a group of parties from the REP industry sought and won a temporary restraining order to stay implementation of the most restrictive portions of the PSC’s order pending a court hearing on those parties’ motion for a preliminary injunction. On July 25, 2016, the New York State Supreme Court, County of Albany, entered a decision and order granting the Petitioners’ petition, vacated provisions 1 through 3 of the Order, and remitted the matter to the PSC for further proceedings consistent with the Court’s order.

The PSC has indicated that it intends to issue a new order to achieve similar objectives without the deficiencies cited by the Court. We are evaluating the potential impact of any new order from the PSC in response to the Court’s vacating of the PSC’s order on our New York operations, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, the PSC issued an Order restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Most recently, on September 27, 2016, the New York State Supreme Court, Albany County, issued an order temporarily restraining the PSC from implementing the July 14, 2016 Order. Representatives of the REP industry challenged the ruling in Court on both procedural and substantive grounds. The judge set a November 18, 2016 return date for the industry’s request to continue that injunction for the duration of the proceeding, which seeks an order permanently invalidating the PSC’s order.

Investing Activities

Our capital expenditures were $0.4 million in the nine months ended September 30, 2016 compared to $0.3 million in the nine months ended September 30, 2015.

In the nine months ended September 30, 2016 and 2015, we used cash of $12.9 million and $17.8 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $16.5 million at September 30, 2016 that included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending September 30, 2017 will be between $5 million and $8 million.

On February 23, 2016, Total notified AMSO of its decision not to continue to fund AMSO, LLC. On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC. The withdrawal was effective on April 30, 2016. We are currently decommissioning the project. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. Effective April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements. We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We estimated the fair value of AMSO, LLC to be nil, as it had ceased operations and its shutdown was in progress. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million, which was included in the nine months ended September 30, 2016 in “Gain on consolidation of AMSO, LLC” in the consolidated statements of operations.

In each of the nine months ended September 30, 2016 and 2015, cash used for capital contributions to AMSO, LLC was $0.1 million.

In the nine months ended September 30, 2016 and 2015, we used cash of $3.0 million and $8.8 million, respectively, to purchase certificates of deposit. In the nine months ended September 30, 2016 and 2015, proceeds from maturities of certificates of deposit were $11.9 million and $4.7 million, respectively.

On November 2, 2016, GRE acquired REH, a privately held owner of REPs, for $9.5 million plus $1.4 million for REH’s working capital, or an aggregate cash payment of $10.9 million. The amount paid for REH’s working capital is subject to adjustment.

Financing Activities

In each of the nine months ended September 30, 2016 and 2015, we paid aggregate Base Dividends of $0.4782 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in each of the nine months ended September 30, 2016 and 2015 was $1.1 million. On October 14, 2016, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the third quarter of 2016. The dividend will be paid on or about November 15, 2016 to stockholders of record as of the close of business on October 28, 2016.

In the nine months ended September 30, 2016 and 2015, we paid aggregate dividends of $0.18 and $0.12 per share, respectively, on our Class A common stock and Class B common stock. The aggregate amount paid in the nine months ended September 30, 2016 and 2015 was $4.4 million and $3.0 million, respectively. In November 2016, our Board of Directors declared a quarterly dividend of $0.06 per share on our Class A common stock and Class B common stock for the third quarter of 2016. The dividend will be paid on or about December 2, 2016 to stockholders of record as of the close of business on November 21, 2016.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDTEN. In the nine months ended September 30, 2016 and 2015, we paid $0.2 million and $0.3 million, respectively, related to these acquisitions. At September 30, 2016, the remaining estimated contingent payments were $0.2 million.

On December 17, 2015, GRE, IDT Energy and certain affiliates entered into a Credit Agreement with Maple Bank GmbH for a revolving loan facility. On December 17, 2015, GRE borrowed $2.0 million under the facility. In February 2016, the German banking regulator, Bafin, closed Maple Bank GmbH due to impending financial over-indebtedness related to tax-evasion investigations. In September 2016, GRE, and its affiliates entered into a settlement agreement with the court appointed liquidator of Maple Bank. Under this agreement, GRE paid $1.8 million as a full settlement of all of its obligations, and the revolving loan facility was terminated. Accordingly, GRE recorded a gain from this settlement of $0.2 million.

We received proceeds from the exercise of our stock options of nil and $0.2 million in the nine months ended September 30, 2016 and 2015, respectively.

In June 2011, GOGAS issued a stock option to Michael Steinhardt, the Chairman of the Board of IEI, at an exercise price of $5.0 million. The expiration date was April 9, 2015. The expiration date was extended for one month, and on May 9, 2015, the option was exercised. Mr. Steinhardt and an affiliate received interests of approximately 1.5% in each of Afek, Genie Mongolia and IEI. In addition, Mr. Steinhardt and the affiliate received an approximately 1.7% interest in AMSO. The exercise price of $5.0 million was paid $2.5 million in cash and $2.5 million in promissory notes. In November 2015, we received cash of $0.8 million to repay one-third of the principal amount of the promissory notes. At September 30, 2016 and December 31, 2015, the notes receivable of $1.7 million were included in “Receivables for issuance of equity” in the consolidated balance sheet.

In the nine months ended September 30, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. In the nine months ended September 30, 2015, we paid $22,000 to repurchase 3,740 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended September 30, 2016 and 2015. At September 30, 2016, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At September 30, 2016, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at September 30, 2016, letters of credit of $8.2 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $33.3 million at September 30, 2016 from $27.4 million at December 31, 2015 reflecting the increase in our revenues in the three months ended September 30, 2016 compared to the three months ended December 31, 2015.

Inventory of natural gas decreased to $0.8 million at September 30, 2016 from $1.6 million at December 31, 2015 due to a 46% decrease in the average unit cost and a 11% decrease in quantity at September 30, 2016 compared to December 31, 2015. Inventory at September 30, 2016 and December 31, 2015 also included $6.1 million and $9.9 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at September 30, 2016:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$16.5	$12.1	$4.4	$—	$—
Renewable energy credit purchase obligations	42.1	1.2	23.5	17.4	—
Operating leases	0.3	0.2	0.1	—	—
Other liabilities (1)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)	$59.2	$13.8	$28.0	$17.4	$—

(1)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDTEN due to the uncertainty of the amount and/or timing of any such payments.
(2)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at September 30, 2016 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years

Standby letters of credit (1)	$8.2	$6.5	$1.7	$—	$—

(1)	The above table does not include an aggregate of $7.4 million in performance bonds at September 30, 2016 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2016, GRE had aggregate performance bonds of $7.4 million outstanding.

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

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2016 had remained the same as in the nine months ended September 30, 2015, our gross profit from electricity sales would have decreased by $8.6 million in the nine months ended September 30, 2016 and our gross profit from natural gas sales would have increased by $0.5 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at September 30, 2016 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	November 2016	157,920 MWh
Electricity	December 2016	164,524 MWh
Electricity	January 2017	504,000 MWh
Electricity	February 2017	480,000 MWh
Electricity	March 2017	73,600 MWh
Electricity	July 2017	70,400 MWh
Electricity	August 2017	80,960 MWh
Electricity	October 2017	88,000 MWh
Electricity	November 2017	84,000 MWh
Electricity	December 2017	80,000 MWh
Natural gas	November 2016	600,000 Dth
Natural gas	February 2017	800,000 Dth
Natural gas	March 2017	1,200,000 Dth
Natural gas	April 2017	300,000 Dth
Natural gas	February 2018	66,500 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

In the third quarter of 2016, we identified material weaknesses in our internal controls as a result of the following errors in our financial records:

1.

GRE prepays various electricity costs that are subsequently charged to cost of revenues when the related electricity revenue is recognized. In the consolidated statement of operations, Pennsylvania gross receipt tax was recorded as a reduction to electricity revenue instead of as a cost of revenues. Electricity revenues and cost of revenues have been adjusted to correct the classification in prior periods.

2.

In the third quarter of 2016, we concluded that certain amounts included in “Prepaid expenses” in our consolidated balance sheets at March 31, 2016 and June 30, 2016 should have been charged to cost of revenues in the first and second quarters of 2016. During the third quarter of 2016, we revised our financial statements for the first and second quarters of 2016 by reducing prepaid expenses and increasing electricity cost of revenues.

We believe these errors occurred due to inadequate review and approval over the preparation of certain schedules used to record cost of revenues, primarily because of personnel changes made in early 2016. As a result, we implemented the following changes to our processes:

1.	We expanded our general ledger closing checklists to include all transactions, processes and key spreadsheets to ensure completeness of all recurring transactions with documented responsibilities, review, approval and timing of the completion of each item. This represents an improvement to existing preventative controls, which are controls designed to proactively discourage errors or irregularities from occurring.

2.	We implemented a detailed, entity level balance sheet review, identifying supporting schedules and applicable reconciliations for all balance sheet accounts, excluding certain intercompany and equity accounts, which have alternate controls. This represents a new detective control, which is a reactive control designed to find errors and irregularities after they have occurred.

We believe the material weakness related to certain amounts included in “Prepaid expenses” in our consolidated balance sheets at March 31, 2016 and June 30, 2016 was remediated at September 30, 2016. We are currently in the process of remediating the remaining material weakness identified. However, weaknesses or deficiencies in our internal control over financial reporting may be identified when we assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, or during the audit by our independent registered public accounting firm of the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting. As described above, during the quarter ended September 30, 2016, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2016	—	$—	—	6,896,669
August 1–31, 2016	—	$—	—	6,896,669
September 1–30, 2016	—	$—	—	6,896,669
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 9, 2016	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

November 9, 2016	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

