Form 10-Q
period 2017-03-31
Genie Energy Ltd.
filed 2017-05-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

As of May 8, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,101,681 shares outstanding (excluding 204,920 treasury shares)

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$35,971	$35,192
Restricted cash—short-term	10,449	10,813
Trade accounts receivable, net of allowance for doubtful accounts of $169 and $171 at March 31, 2017 and December 31, 2016, respectively	33,385	36,858
Inventory	6,922	5,989
Prepaid expenses	4,577	4,026
Other current assets	6,539	4,932
Total current assets	97,843	97,810
Property and equipment, net	1,723	1,617
Capitalized exploration costs—unproved oil and gas property	1,145	—
Goodwill	8,728	8,728
Other intangibles, net	3,956	4,277
Restricted cash—long-term	1,475	1,047
Deferred income tax assets, net	1,781	1,781
Other assets	6,514	6,553
Total assets	$123,165	$121,813
Liabilities and equity
Current liabilities:
Revolving line of credit	$1,160	$711
Trade accounts payable	14,330	17,274
Accrued expenses	15,993	16,301
Advances from customers	371	781
Income taxes payable	3,176	2,426
Due to IDT Corporation	78	141
Energy hedging contracts	2,546	1,727
Other current liabilities	3,064	1,784
Total current liabilities	40,718	41,145
Other liabilities	805	803
Total liabilities	41,523	41,948
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2017 and December 31, 2016	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2017 and December 31, 2016	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,291 and 23,274 shares issued and 23,086 and 23,073 shares outstanding at March 31, 2017 and December 31, 2016, respectively	233	233
Additional paid-in capital	128,410	128,243
Treasury stock, at cost, consisting of 205 shares and 201 shares of Class B common stock at March 31, 2017 and December 31, 2016, respectively	(1,622)	(1,599)
Accumulated other comprehensive income	2,165	1,465
Accumulated deficit	(50,310)	(51,567)
Total Genie Energy Ltd. stockholders’ equity	98,635	96,534
Noncontrolling interests:
Noncontrolling interests	(15,326)	(15,002)
Receivable for issuance of equity	(1,667)	(1,667)
Total noncontrolling interests	(16,993)	(16,669)
Total equity	81,642	79,865
Total liabilities and equity	$123,165	$121,813

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
		(Revised see Note 2)
	(in thousands, except per share data)
Revenues:
Electricity	$52,474	$45,126
Natural gas	16,467	13,366
Other	499	387
Total revenues	69,440	58,879
Cost of revenues	45,819	34,832
Gross profit	23,621	24,047
Operating expenses and losses:
Selling, general and administrative (i)	18,802	16,008
Research and development	—	127
Exploration	851	1,691
Equity in the net loss of AMSO, LLC	—	222
Income from operations	3,968	5,999
Interest income	86	82
Other expense, net	(287)	(135)
Income before income taxes	3,767	5,946
Provision for income taxes	(733)	(1,096)
Net income	3,034	4,850
Net loss attributable to noncontrolling interests	443	819
Net income attributable to Genie Energy Ltd.	3,477	5,669
Dividends on preferred stock	(370)	(370)
Net income attributable to Genie Energy Ltd. common stockholders.	$3,107	$5,299
Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.13	$0.23
Diluted	$0.13	$0.22
Weighted-average number of shares used in calculation of earnings per share:
Basic	23,450	22,791
Diluted	23,761	23,684
Dividends declared per common share	$0.075	$0.06
(i) Stock-based compensation included in selling, general and administrative expense	$1,238	$1,210

See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
		(Revised see Note 2)
	(in thousands)

Net income	$3,034	$4,850
Other comprehensive income:
Foreign currency translation adjustments	442	1,257
Comprehensive income	3,476	6,107
Comprehensive loss attributable to noncontrolling interests	701	822
Comprehensive income attributable to Genie Energy Ltd.	$4,177	$6,929

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net income	$3,034	$4,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	97
Provision for doubtful accounts receivable	25	(3)
Stock-based compensation	1,238	1,210
Equity in the net loss of AMSO, LLC	—	222
Change in assets and liabilities:
Restricted cash	47	(294)
Trade accounts receivable	3,448	(592)
Inventory	(933)	4,640
Prepaid expenses	(542)	3,037
Other current assets and other assets	(1,855)	(1,055)
Trade accounts payable, accrued expenses and other current liabilities	(1,571)	(2,998)
Advances from customers	(410)	(442)
Due to IDT Corporation	(62)	(253)
Income taxes payable	751	701
Net cash provided by operating activities	3,640	9,120
Investing activities
Capital expenditures	(222)	(84)
Investments in capitalized exploration costs—unproved oil and gas property	(1,127)	(8,031)
Deposit for investment	(94)	—
Repayment of notes receivable	446	—
Capital contributions to AMSO, LLC	—	(63)
Net cash used in investing activities	(997)	(8,178)
Financing activities
Dividends paid	(2,220)	(1,849)
Purchase of equity of subsidiary	(278)	—
Proceeds from revolving line of credit	10,450	—
Repayment of revolving line of credit	(10,001)	—
Repurchases of Class B common stock from employees	(23)	(29)
Payment for acquisitions	—	(104)
Net cash used in financing activities	(2,072)	(1,982)
Effect of exchange rate changes on cash and cash equivalents	208	153
Net increase (decrease) in cash and cash equivalents	779	(887)
Cash and cash equivalents at beginning of period	35,192	38,786
Cash and cash equivalents at end of period	$35,971	$37,899

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company’s principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”) and Town Square Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of an 86.0% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and certain inactive projects.

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

Note 2—Revised Financial Statements

In the consolidated statement of operations for the three months ended March 31, 2016, Pennsylvania gross receipt tax was previously recorded as a reduction to electricity revenue instead of as cost of revenues. Electricity revenues and cost of revenues were adjusted to correct the classification by reflecting additional revenue and cost of revenues in the consolidated statement of operations in the amount of $0.7 million.

GRE prepays various electricity costs that are subsequently charged to cost of revenues when the related electricity revenue is recognized. The Company concluded that certain of these amounts included in “Prepaid expenses” in its consolidated balance sheet at March 31, 2016 should have been charged to cost of revenues in the first quarter of 2016. The Company revised its consolidated financial statements by reducing prepaid expenses and increasing electricity cost of revenues by $0.8 million in the three months ended March 31, 2016.

The impact of these adjustments on the Company’s consolidated financial statements was as follows:

	Three Months Ended March 31, 2016
	Previously Reported	Prepaid Expense Error Correction	Gross Receipts Tax Correction	Revised
	(in thousands, except per share data)

Electricity revenues	$44,385	$—	$741	$45,126
Cost of revenues	$33,274	$817	$741	$34,832
Gross profit	$24,864	$(817)	$—	$24,047
Net income	$5,667	$(817)	$—	$4,850
Net income attributable to Genie Energy, Ltd	$6,486	$(817)	$—	$5,669
Comprehensive income	$6,924	$(817)	$—	$6,107
Comprehensive income attributable to Genie Energy, Ltd	$7,746	$(817)	$—	$6,929
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.27	$(0.04)	$—	$0.23
Diluted	$0.26	$(0.04)	$—	$0.22

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2017
Assets:
Derivative contracts	$389	$4,453	$—	$4,842
Liabilities:
Derivative contracts	$161	$2,385	$—	$2,546
December 31, 2016
Assets:
Derivative contracts	$256	$2,395	$—	$2,651
Liabilities:
Derivative contracts	$60	$1,667	$—	$1,727

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

Restricted cash—short-term and long-term, prepaid expenses, other current assets, revolving line of credit, advances from customers, due to IDT Corporation and other current liabilities. At March 31, 2017 and December 31, 2016, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and prepaid expenses, other current assets, revolving line of credit, advances from customers, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At March 31, 2017 and December 31, 2016, other assets included an aggregate of $0.6 million and $1.5 million, respectively, in notes receivable. The carrying amounts of the notes receivable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2017 and December 31, 2016, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2017	16,000 MWh
Electricity	June 2017	153,120 MWh
Electricity	July 2017	334,000 MWh
Electricity	August 2017	420,900 MWh
Electricity	September 2017	75,200 MWh
Electricity	October 2017	241,120 MWh
Electricity	November 2017	213,360 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	362,560 MWh
Electricity	February 2018	329,600 MWh
Electricity	March 2018	179,520 MWh
Electricity	April 2018	67,200 MWh
Electricity	May 2018	70,400 MWh
Electricity	June 2018	67,200 MWh
Electricity	July 2018	67,200 MWh
Electricity	August 2018	73,600 MWh
Electricity	September 2018	60,800 MWh
Electricity	October 2018	147,200 MWh
Electricity	November 2018	134,400 MWh
Electricity	December 2018	128,000 MWh
Natural gas	October 2017	200,000 Dth
Natural gas	November 2017	1,100,000 Dth
Natural gas	December 2017	700,000 Dth
Natural gas	February 2018	888,400 Dth
Natural gas	March 2018	600,000 Dth

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$4,842	$2,651

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Energy hedging contracts	$2,546	$1,727

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Gain (Loss)	Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Recognized on Derivatives	2017	2016
		(in thousands)
Energy contracts and options	Cost of revenues	$(1,248)	$361

Note 5—Afek Oil and Gas Exploration Activities

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

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. In light of the analysis received on the first five wells and market conditions at the time, in the third quarter of 2016, Afek determined that it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the third quarter of 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region.

Afek has turned its operational focus to the Northern region of its license area. Afek views the Northern and Southern regions separately when evaluating its unproved properties. In 2017, Afek commenced drilling its sixth exploratory well at one of the Northern sites in its license area. Afek expects to complete the well during the third quarter of 2017. At March 31, 2017 and December 31, 2016, the Company had capitalized exploration costs of $1.1 million and nil, respectively. In the three months ended March 31, 2017 and 2016, the Company recognized exploration expense of $0.9 million and $1.7 million, respectively.

Afek assesses the economic and operational viability of its project on an ongoing basis. The assessment requires significant estimates and assumptions by management. Should Afek’s estimates or assumptions regarding the recoverability of its capitalized exploration costs prove to be incorrect, Afek may be required to record impairments of such costs in future periods and such impairments could be material.

Note 6—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2017
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2016	$96,534	$(16,669)	$79,865
Dividends on preferred stock	(370)	—	(370)
Dividends on common stock ($0.075 per share)	(1,850)	—	(1,850)
Restricted Class B common stock purchased from employees	(23)	—	(23)
Purchase of equity of subsidiary	(655)	377	(278)
Stock-based compensation	822	—	822
Comprehensive income:
Net income	3,477	(443)	3,034
Foreign currency translation adjustments	700	(258)	442
Comprehensive income	4,177	(701)	3,476
Balance, March 31, 2017	$98,635	$(16,993)	$81,642

Dividend Payments

On February 15, 2017, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”) for the fourth quarter of 2016. The aggregate dividends paid on the Company’s Preferred Stock in the three months ended March 31, 2017 and 2016 was $0.4 million. On March 29, 2017, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2017. The dividend will be paid on or about May 15, 2017 to stockholders of record as of the close of business on May 4, 2017.

On March 24, 2017, the Company paid a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock in the aggregate amount of $1.9 million. On February 12, 2016, the Company paid a quarterly dividend of $0.06 per share on its Class A common stock and Class B common stock in the aggregate amount of $1.5 million. On May 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the first quarter of 2017. The dividend will be paid on or about May 19, 2017 to stockholders of record as of the close of business on May 15, 2017.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2017 and 2016. At March 31, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

Purchase of Equity of Subsidiary

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

Variable Interest Entities

Citizens Choice Energy, LLC (“CCE”), is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company does not own any interest in CCE. Since 2011, the Company provided CCE with substantially all of the cash required to fund its operations. The Company determined that it has the power to direct the activities of CCE that most significantly impact its economic performance and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE within its GRE segment. The net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

The Company has an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of $0.5 million that the Company loaned to CCE in October 2015. The option expires on October 22, 2023.

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company in order to finance CCE’s operations were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net loss	$(197)	$(571)

Aggregate funding repaid to (provided by) the Company, net	$71	$(371)

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
Cash and cash equivalents	$168	$150
Restricted cash	14	17
Trade accounts receivable	1,047	1,008
Prepaid expenses	377	450
Other current assets	8	26
Other assets	440	439
Total assets	$2,054	$2,090
Liabilities and noncontrolling interests
Current liabilities	$939	$707
Due to IDT Energy	1,227	1,298
Noncontrolling interests	(112)	85
Total liabilities and noncontrolling interests	$2,054	$2,090

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Basic weighted-average number of shares	23,450	22,791
Effect of dilutive securities:
Stock options	6	41
Non-vested restricted Class B common stock	305	852
Diluted weighted-average number of shares	23,761	23,684

The following shares were excluded from the diluted earnings per share computation:

	March 31,
	2017	2016
	(in thousands)
Stock options	408	—
Non-vested restricted Class B common stock	—	—
Shares excluded from the calculation of diluted earnings per share	408	—

In the three months ended March 31, 2017, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted loss per share computation.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amount IDT charged the Company	$377	$434
Amount the Company charged IDT	$109	$120

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE operates REPs, including IDT Energy, Residents Energy and Town Square Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 2.5% of the equity of GRE. The Afek segment is comprised of the Company’s 86.0% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects including AMSO, LLC, Genie Mongolia, and IEI. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended March 31, 2017
Revenues	$69,440	$—	$—	$—	$69,440
Income (loss) from operations	7,746	(1,286)	(97)	(2,395)	3,968
Exploration	—	851	—	—	851

Three Months Ended March 31, 2016
Revenues (revised see Note 2)	$58,879	$—	$—	$—	$58,879
Income (loss) from operations	10,698	(1,827)	(469)	(2,403)	5,999
Exploration	—	1,691	—	—	1,691
Equity in the net loss of AMSO, LLC	—	—	222	—	222

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
March 31, 2017	$88,154	$8,179	$10,487	$16,345	$123,165

December 31, 2016	87,539	6,685	12,224	15,365	121,813

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

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA alleged, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the PUC’s regulations. IDT Energy reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, IDT Energy will issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement was approved by the Pennsylvania PUC on July 8, 2016. In July 2016, IDT Energy paid the agreed-upon $2.4 million for additional customer refunds to a refund administrator, and that administrator is currently in the process of issuing the additional refunds to customers.

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

From time to time, the Company receives inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and the Company responds to those inquiries or requests. The Company cannot predict whether any of those matters will lead to claims or enforcement actions.

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

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued a prohibition on REP service to customers enrolled in New York’s utility low-income assistance programs. As part of a stipulated schedule upon request of the REP industry, the PSC agreed to extend the deadlines for compliance with that order until May 26, 2017. That order is under review in New York State Supreme Court, Albany County.

Purchase Commitments

The Company had purchase commitments of $35.1 million at March 31, 2017, of which $31.0 million was for future purchases of electricity. The purchase commitments outstanding at March 31, 2017 are expected to be paid as follows: $27.8 million in the twelve months ending March 31, 2018, $5.9 million in the twelve months ending March 31, 2019, and $1.4 million in the twelve months ending March 31, 2020.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2017, GRE had commitments to purchase renewable energy credits of $40.0 million.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. In April 2017, the Company was notified that the Afek Oil & Gas Ltd. tax return for 2014 was going to be audited by the U.S. Internal Revenue Service. The audit is expected to commence in May 2017. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Letters of Credit

At March 31, 2017, the Company had letters of credit outstanding totaling $6.2 million primarily for the benefit of regional transmission organizations that coordinate the movement of wholesale electricity and for certain utility companies. The letters of credit outstanding at March 31, 2017 expire as follows: $4.7 million in the twelve months ending March 31, 2018 and $1.5 million in the twelve months ending March 31, 2019.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2017, GRE had aggregate performance bonds of $10.0 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2017, the Company was in compliance with such covenants. At March 31, 2017, restricted cash—short-term of $0.3 million and trade accounts receivable of $27.8 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.6 million at March 31, 2017.

Note 11—Revolving Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC (“Vantage”) for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under a credit facility between Retail Energy Holdings, LLC (“REH”), a subsidiary of the Company that operates as Town Square Energy, and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

REH had a Credit Agreement with Vantage for a revolving line of credit for up to a maximum principal amount of $7.5 million. The principal outstanding incurred interest at one-month LIBOR plus 5.25% per annum, payable monthly. The outstanding principal and any accrued and unpaid interest was due on the maturity date of October 31, 2017. At March 31, 2017 and December 31, 2016, $1.2 million and $0.7 million, respectively, was outstanding under the line of credit.

As of April 23, 2012, the Company and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. The Company is not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. The Company pays a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of the Company and IDT Energy under the Loan Agreement. At March 31, 2017 and December 31, 2016, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2017 and December 31, 2016, letters of credit of $6.1 million and $8.1 million, respectively, were outstanding.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company expects to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements, and has not yet selected a transition method. The Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

In January 2016, the FASB issued an Accounting Standards Update (“ASU”) to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on January 1, 2018. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company will adopt the amendments in this ASU on January 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt this standard for its goodwill impairment test to be performed in 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

●	GRE, which owns and operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, and Town Square Energy, or TSE, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	GOGAS, which is an oil and gas exploration company that consists of an 86.0% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the Golan Heights in Northern Israel, and certain inactive projects.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 2.5% of the equity of GRE.

As part of our ongoing business development efforts, we continuously seek out new opportunities, which may include complementary operations or businesses that reflect horizontal or vertical expansion from our current operations. Some of these potential opportunities are considered briefly and others are examined in further depth. In particular, we seek out acquisitions to expand the geographic scope and size of our REP businesses.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Three Months Ended March 31,
	2017	2016
Con Edison	14%	18%
ComEd	11%	11%
National Grid USA	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2017 and December 31, 2016 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at March 31, 2017 or December 31, 2016):

	March 31, 2017	December 31, 2016
Con Edison	15%	15%
ComEd	na	10%

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

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued a prohibition on REP service to customers enrolled in New York’s utility low-income assistance programs. As part of a stipulated schedule upon request of the REP industry, the PSC agreed to extend the deadlines for compliance with that order until May 26, 2017. That order is under review in New York State Supreme Court, Albany County.

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

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. In light of the analysis received on the first five wells and market conditions at that time, in the third quarter of 2016, Afek determined that it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the third quarter of 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region.

Afek has turned its operational focus to the Northern region of its license area. The data analyzed to date suggests that the Southern block resources may extend Northward at depths potentially sufficient to have induced a greater level of maturation of the resource. To validate this hypothesis, Afek commenced drilling its sixth exploratory well at one of the Northern sites in its license area. Afek expects to complete this well during the third quarter of 2017.

Afek may seek financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

Afek assesses the economic and operational viability of its project on an ongoing basis. The assessment requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the recoverability of its capitalized exploration costs prove to be incorrect, we may be required to record impairments of such costs in future periods and such impairments could be material.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, oil and gas accounting and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We expect to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements, and have not yet selected a transition method. We cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

In January 2016, the FASB issued an Accounting Standards Update, or ASU, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on January 1, 2018. We are evaluating the impact that the ASU will have on our consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on January 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We intend to adopt this standard for the goodwill impairment test to be performed in 2017.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Genie Retail Energy Segment

In the three months ended March 31, 2016, electricity revenues and cost of revenues were adjusted to correct the classification of Pennsylvania gross receipt tax that was previously recorded as a reduction to electricity revenue instead of as cost of revenues, and cost of revenues was adjusted to correct an error at March 31, 2016 in “Prepaid expenses” in the consolidated balance sheet. See Note 2 to the Notes to Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

	Three months ended March 31,		Change
	2017	2016 (Revised)	$	%
	(in millions)
Revenues:
Electricity	$52.5	$45.1	$7.4	16.3%
Natural gas	16.4	13.4	3.0	23.2
Other	0.5	0.3	0.2	28.8
Total revenues	69.4	58.8	10.6	17.9
Cost of revenues	45.8	34.8	11.0	31.5
Gross profit	23.6	24.0	(0.4)	(1.8)
Selling, general and administrative	15.9	13.3	2.6	18.9
Income from operations	$7.7	$10.7	$(3.0)	(27.6)%

On November 2, 2016, GRE acquired Retail Energy Holdings, LLC, or REH, a privately held owner of REPs that operates as Town Square Energy in eight states. TSE’s licenses and customer base expanded GRE’s geographic footprint to four new states — New Hampshire, Rhode Island, Massachusetts and Connecticut — and provided additional electricity customers in New Jersey, Maryland, Ohio and Pennsylvania.

Revenues. GRE’s electricity revenues increased in the three months ended March 31, 2017 compared to the same period in 2016 because of the acquisition of REH in November 2016, which added an average of approximately 51,200 electricity-only customers and $10.7 million in electricity revenues in the three months ended March 31, 2017. This increase in electricity revenues was partially offset by a 4.3% decrease in the average rate charged to customers in the three months ended March 31, 2017 compared to the same period in 2016. GRE’s electricity consumption in the three months ended March 31, 2017 compared to the same period in 2016 increased 21.5%, including the TSE electricity customers. The increase in electricity consumption reflected the increases in average meters served and average consumption per meter, which increased 19.4% and 1.8%, respectively, in the three months ended March 31, 2017 compared to the same period in 2016.

GRE's natural gas revenues increased in the three months ended March 31, 2017 compared to the same period in 2016 because of a 29.1% increase in the average rate charged to customers (related to a 23.0% increase in the underlying commodity cost) in the three months ended March 31, 2017 compared to the same period in 2016. In addition, average consumption per meter increased 1.7% in the three months ended March 31, 2017 compared to the same period in 2016. These increases were partially offset by a 4.5% decrease in natural gas consumption and a 6.1% decrease in meters served in the three months ended March 31, 2017 compared to the same period in 2016.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Meters at end of quarter:
Electricity customers	307	296	263	268	267
Natural gas customers	111	116	120	122	126
Total meters	418	412	383	390	393

The total meters at March 31, 2017 and December 31, 2016 included TSE’s approximately 57,900 and 44,500 electric-only meters, respectively. Gross meter acquisitions in the three months ended March 31, 2017 were 84,000 (including TSE’s gross meter acquisitions) compared to 65,000 in the same period in 2016. In response to the New York PSC developments discussed above, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Net meters served increased by 6,000 or 1.5% in the three months ended March 31, 2017 compared to an increase of 1,000 or 0.2% in the three months ended March 31, 2016. Average monthly churn increased to 6.1% in the three months ended March 31, 2017 from 5.9% in the three months ended March 31, 2016, and improved from 6.4% in the three months ended December 31, 2016. Note that GRE modified its method of calculating churn and the figures for all periods presented reflect the revised methodology.

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

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
RCEs at end of quarter:
Electricity customers	220	218	174	172	175
Natural gas customers	67	65	67	67	72
Total RCEs	287	283	241	239	247

Total RCEs at March 31, 2017 and December 31, 2016 included TSE’s approximately 58,000 and 50,600 electric-only RCEs, respectively. Exclusive of the impact of the TSE acquisition on RCEs and meters, RCEs decreased at March 31, 2017 compared to March 31, 2016 primarily due to the decrease in electricity and natural gas meters served.

Other revenue in the three months ended March 31, 2017 and 2016 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2017	2016 (Revised)	$	%
	(in millions)
Cost of revenues:
Electricity	$33.6	$24.3	$9.3	37.9%
Natural gas	12.1	10.3	1.8	17.4
Other	0.1	0.2	(0.1)	(16.4)
Total cost of revenues	$45.8	$34.8	$11.0	31.5%

	Three months ended March 31,
	2017	2016 (Revised)	Change
Gross margin percentage:
Electricity	36.1%	46.1%	(10.0)%
Natural gas	26.5	22.8	3.7
Other	68.7	51.7	17.0
Total gross margin percentage	34.0%	40.8%	(6.8)%

Cost of revenues for electricity increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily because of the acquisition of REH in November 2016, which added $8.7 million in cost of revenues for electricity in the three months ended March 31, 2017. GRE’s customers’ electricity consumption in the three months ended March 31, 2017 compared to the same period in 2016 increased 21.5%, including consumption from TSE’s electricity customers. The average unit cost of electricity increased 13.5% in the three months ended March 31, 2017 compared to the same period in 2016. Gross margin on electricity sales decreased in the three months ended March 31, 2017 compared to the same period in 2016 because the average rate charged to customers decreased and the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily because the average unit cost of natural gas increased 23.0%, partially offset by a 4.5% decrease in natural gas consumption. Gross margin on natural gas sales increased in the three months ended March 31, 2017 compared to the same period in 2016 because the average rate charged to customers increased more than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to increases in customer acquisition costs, payroll and related expense and amortization of the intangible assets acquired in the REH acquisition. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 22.7% in the three months ended March 31, 2016 to 22.9% in the three months ended March 31, 2017.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
General and administrative	$0.4	$0.1	$0.3	220.4%
Exploration	0.9	1.7	(0.8)	(49.7)
Loss from operations	$1.3	$1.8	$(0.5)	(29.6)%

General and Administrative. General and administrative expense increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily because of a reduction in the amount of costs classified as exploration expense and capitalized exploration costs.

Exploration.  In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek has turned its operational focus to the Northern region of its license area. In 2017, Afek commenced drilling its sixth exploratory well at one of the Northern sites in its license area. Afek expects to complete the well during the third quarter of 2017.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues. As a result of Total S.A.’s withdrawal from AMSO, LLC, beginning on April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements.

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
General and administrative	$0.1	$0.1	$—	(19.3)%
Research and development	—	0.2	(0.2)	(100.0)
Equity in the net loss of AMSO, LLC	—	0.2	(0.2)	(100.0)
Loss from operations	$0.1	$0.5	$(0.4)	(79.3)%

General and Administrative. General and administrative expense was substantially unchanged in the three months ended March 31, 2017 compared to the same period in 2016 primarily because an increase in payroll expense was offset by a reduction in the amount of costs classified as research and development expense.

Research and Development. Research and development expense in the three months ended March 31, 2016 related to Genie Mongolia’s joint geological survey agreement with the Republic of Mongolia, which was executed in April 2013, to explore certain of that country’s oil shale deposits. In 2016, we suspended our operations in Mongolia.

Equity in the Net Loss of AMSO, LLC. Beginning on April 30, 2016, AMSO, LLC’s results of operations are included in our consolidated financial statements. At December 31, 2016, the AMSO, LLC project was substantially decommissioned.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
General and administrative expense and loss from operations	$2.4	$2.4	$—	(0.3)%

Corporate general and administrative expense was substantially unchanged in the three months ended March 31, 2017 compared to the same period in 2016 primarily because a decrease in payroll and related expense was offset by an increase in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 4.1% in the three months ended March 31, 2016 to 3.4% in the three months ended March 31, 2017.

Consolidated

Selling, General and Administrative. Pursuant to an agreement between us and IDT Corporation, or IDT, our former parent company, IDT charges us for services it provides, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. In both the three months ended March 31, 2017 and 2016, the amounts that IDT charged us, net of the amounts that we charged IDT, was $0.3 million, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.2 million in both the three months ended March 31, 2017 and 2016. At March 31, 2017, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $7.3 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2017	2016	$	%
	(in millions)
Income from operations	$4.0	$6.0	$(2.0)	(33.9)%
Interest income	0.1	0.1	—	4.9
Other expense, net	(0.3)	(0.1)	(0.2)	(112.6)
Provision for income taxes	(0.7)	(1.1)	0.4	33.1
Net income	3.1	4.9	(1.8)	(37.4)
Net loss attributable to noncontrolling interests	0.4	0.8	(0.4)	(45.9)
Net income attributable to Genie	$3.5	$5.7	$(2.2)	(38.7)%

Other Expense, net.  Other expense, net in the three months ended March 31, 2017 and 2016 consisted primarily of foreign currency translation losses of $0.3 million and $0.1 million, respectively. In addition, other expense, net in the three months ended March 31, 2017 included interest expense of $39,000 from borrowings under REH’s revolving line of credit.

Provision for Income Taxes. The change in provision for income taxes in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero. The additional net operating losses are fully offset by a valuation allowance so no additional benefit was recorded. State and local taxes, which have no offset, decreased in the three months ended March 31, 2017 compared to the same period in 2016. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

	Three months ended March 31,
	2017	2016
	(in millions)
Genie Retail Energy:
Aggregate income before income taxes	$7.9	$11.6
Aggregate provision for income taxes	$(3.1)	$(4.6)

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended March 31, 2017 compared to the similar period in 2016 was primarily due to the change in the net loss of CCE. We do not have any ownership interest in CCE, therefore, 100% of the net income or loss incurred by CCE was attributed to noncontrolling interests. CCE’s net loss in the three months ended March 31, 2017 was $0.2 million compared to $0.6 million in the three months ended March 31, 2016. The change was primarily due to an increase in gross profit and a reduction in management fees.

Liquidity and Capital Resources

General

We currently expect that our operations in the next twelve months and the $36.0 million balance of unrestricted cash and cash equivalents that we held at March 31, 2017 will be sufficient to meet our currently anticipated cash requirements, including Afek’s anticipated expenditures, for at least the twelve months ending March 31, 2018.

Afek may seek financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

At March 31, 2017, we had working capital (current assets less current liabilities) of $57.1 million.

	Three months ended March 31,
	2017	2016
	(in millions)
Cash flows provided by (used in):
Operating activities	$3.7	$9.1
Investing activities	(1.0)	(8.2)
Financing activities	(2.1)	(2.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2
Increase (decrease) in cash and cash equivalents	$0.8	$(0.9)

Operating Activities

Cash provided by operating activities was $3.7 million and $9.1million in the three months ended March 31, 2017 and 2016, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration activities.

CCE is a consolidated variable interest entity. We determined that, since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the three months ended March 31, 2017, CCE repaid $0.1 million to us. In the three months ended March 31, 2016, we provided CCE with net funding of $0.4 million to finance its operations.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2017, we were in compliance with such covenants. At March 31, 2017, restricted cash—short-term of $0.3 million and trade accounts receivable of $27.8 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.6 million at March 31, 2017.

We are subject to audits in various jurisdictions for various taxes. In April 2017, we were notified that the Afek Oil & Gas Ltd. tax return for 2014 was going to be audited by the U.S. Internal Revenue Service. The audit is expected to commence in May 2017. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

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

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued a prohibition on REP service to customers enrolled in New York’s utility low-income assistance programs. As part of a stipulated schedule upon request of the REP industry, the PSC agreed to extend the deadlines for compliance with that order until May 26, 2017. That order is under review in New York State Supreme Court, Albany County.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.2 million in the three months ended March 31, 2017 compared to $0.1 million in the three months ended March 31, 2016.

In the three months ended March 31, 2017 and 2016, we used cash of $1.1 million and $8.0 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $35.1 million at March 31, 2017, of which $31.0 million was for future purchases of electricity, and the remainder included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending March 31, 2018 will be between $8 million and $10 million.

We received $0.4 million from an employee for the partial repayment of notes receivable in the three months ended March 31, 2017.

In the three months ended March 31, 2017 and 2016, cash used for capital contributions to AMSO, LLC was nil and $0.1 million, respectively.

Financing Activities

In the three months ended March 31, 2017 and 2016, we paid a Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in the three months ended March 31, 2017 and 2016 was $0.4 million. On March 29, 2017, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about May 15, 2017 to stockholders of record as of the close of business on May 4, 2017.

In the three months ended March 31, 2017 and 2016, we paid a quarterly dividend of $0.075 and $0.06 per share, respectively, on our Class A common stock and Class B common stock. The aggregate amount paid in the three months ended March 31, 2017 and 2016 was $1.9 million and $1.5 million, respectively. On May 2, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 19, 2017 to stockholders of record as of the close of business on May 15, 2017.

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

REH had a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a revolving line of credit for up to a maximum principal amount of $7.5 million. The principal outstanding incurred interest at one-month LIBOR plus 5.25% per annum, payable monthly. The outstanding principal and any accrued and unpaid interest was due on the maturity date of October 31, 2017. In the three months ended March 31, 2017, REH borrowed $10.5 million under the line of credit and repaid $10.0 million. At March 31, 2017, $1.2 million was outstanding under the line of credit.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants.

In the three months ended March 31, 2017, we paid $23,000 to repurchase 3,903 shares of our Class B common stock. In the three months ended March 31, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDT Energy Network. In the three months ended March 31, 2017 and 2016, we paid nil and $0.1 million, respectively, related to these acquisitions. At March 31, 2017, the remaining estimated contingent payments were $0.2 million.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended March 31, 2017 and 2016. At March 31, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of April 23, 2012, we and IDT Energy entered into a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The proceeds from the line of credit may be used to provide working capital and for the issuance of letters of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. We are not permitted to withdraw funds or exercise any authority over the required balance in the collateral account. The principal outstanding will bear interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest is payable at least every three months and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 31, 2017. We pay a quarterly unused commitment fee of 0.08% per annum on the difference between $25.0 million and the average daily outstanding principal balance of the note. In addition, as of April 23, 2012, GEIC issued a Corporate Guaranty to JPMorgan Chase Bank whereby GEIC unconditionally guarantees the full payment of all indebtedness of ours and IDT Energy under the Loan Agreement. At March 31, 2017, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at March 31, 2017, letters of credit of $6.1 million were outstanding.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable decreased to $33.6 million at March 31, 2017 from $37.0 million at December 31, 2016 reflecting the seasonal decline in GRE’s monthly revenues in the three months ended March 31, 2017 compared to the three months ended December 31, 2016.

Inventory of natural gas decreased to $0.4 million at March 31, 2017 from $0.6 million at December 31, 2016 due to a 51% decrease in quantity, partially offset by a 16% increase in the average unit cost at March 31, 2017 compared to December 31, 2016. Inventory at March 31, 2017 and December 31, 2016 also included $6.5 million and $5.4 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at March 31, 2017:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years

Purchase obligations	$35.1	$27.8	$7.3	$—	$—
Renewable energy credit purchase obligations	40.0	12.4	19.9	7.7	—
Revolving line of credit (1)	1.2	1.2	—	—	—
Operating leases	0.4	0.2	0.2	—	—
Other liabilities (2)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (3)	$77.0	$41.9	$27.4	$7.7	$—

(1)	The above table includes principal outstanding at March 31, 2017, expected interest payments and expected unused commitment fees.

(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDT Energy Network due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2017 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$6.2	$4.7	$1.5	$—	$—

(1)	The above table does not include an aggregate of $10.0 million in performance bonds at March 31, 2017 due to the uncertainty of the amount and/or timing of any payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2017, GRE had aggregate performance bonds of $10.0 million outstanding.

On October 28, 2011, we were spun-off by IDT (the “Spin-Off”). In connection with our Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of IDT with respect to any taxable period, and we indemnify IDT from all liability for taxes of ours with respect to any taxable period, including, without limitation, the ongoing tax audits related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2017 had remained the same as in the three months ended March 31, 2016, our gross profit from electricity sales would have increased by $6.4 million in the three months ended March 31, 2017 and our gross profit from natural gas sales would have decreased by $1.4 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at March 31, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2017	16,000 MWh
Electricity	June 2017	153,120 MWh
Electricity	July 2017	334,000 MWh
Electricity	August 2017	420,900 MWh
Electricity	September 2017	75,200 MWh
Electricity	October 2017	241,120 MWh
Electricity	November 2017	213,360 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	362,560 MWh
Electricity	February 2018	329,600 MWh
Electricity	March 2018	179,520 MWh
Electricity	April 2018	67,200 MWh
Electricity	May 2018	70,400 MWh
Electricity	June 2018	67,200 MWh
Electricity	July 2018	67,200 MWh
Electricity	August 2018	73,600 MWh
Electricity	September 2018	60,800 MWh
Electricity	October 2018	147,200 MWh
Electricity	November 2018	134,400 MWh
Electricity	December 2018	128,000 MWh
Natural gas	October 2017	200,000 Dth
Natural gas	November 2017	1,100,000 Dth
Natural gas	December 2017	700,000 Dth
Natural gas	February 2018	888,400 Dth
Natural gas	March 2018	600,000 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of a material weakness in our internal control over financial reporting relating to management review controls associated with the completeness and accuracy of computations relating to domestic and foreign income tax accounts and disclosures. This material weakness was initially identified as of December 31, 2016. Notwithstanding this material weakness, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2017.

We have begun implementing the following measures to remediate the material weakness and improve our internal control over financial reporting:

●	Engaged an independent third party to assist in preparation of and perform a comprehensive review of tax calculations and related disclosures;

●	Enhance the review of calculations and disclosure of deferred income tax balances;

●	Implement additional internal analytical procedures to validate tax accounting tax-related balances; and

●	Enhance internal documentation support related to the Company’s tax position.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2017 (2)	3,903	$5.84	—	6,896,669
February 1–28, 2017	—	$—	—	6,896,669
March 1–31, 2017	—	$—	—	6,896,669
Total	3,903	$5.84	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 10, 2017	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

May 10, 2017	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

