Form 10-Q
period 2017-06-30
Genie Energy Ltd.
filed 2017-08-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

As of August 3, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,101,681 shares outstanding (excluding 204,920 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$33,430	$35,192
Restricted cash—short-term	277	10,813
Trade accounts receivable, net of allowance for doubtful accounts of $456 and $171 at June 30, 2017 and December 31, 2016, respectively	37,507	36,858
Inventory	4,719	5,989
Prepaid expenses	6,443	4,026
Other current assets	5,812	4,932
Total current assets	88,188	97,810
Property and equipment, net	4,132	1,617
Capitalized exploration costs—unproved oil and gas property	3,436	—
Goodwill	8,728	8,728
Other intangibles, net	3,653	4,277
Restricted cash—long-term	1,489	1,047
Deferred income tax assets, net	2,324	1,781
Other assets	9,235	6,553
Total assets	$121,185	$121,813

Liabilities and equity
Current liabilities:
Revolving line of credit	$—	$711
Trade accounts payable	15,175	17,274
Accrued expenses	26,555	16,301
Income taxes payable	685	2,426
Due to IDT Corporation	201	141
Other current liabilities	5,969	4,292
Total current liabilities	48,585	41,145
Revolving line of credit	2,506	—
Other liabilities	1,237	803
Total liabilities	52,328	41,948
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2017 and December 31, 2016	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2017 and December 31, 2016	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,307 and 23,274 shares issued and 23,102 and 23,073 shares outstanding at June 30, 2017 and December 31, 2016, respectively	233	233
Additional paid-in capital	129,249	128,243
Treasury stock, at cost, consisting of 205 shares and 201 shares of Class B common stock at June 30, 2017 and December 31, 2016, respectively	(1,622)	(1,599)
Accumulated other comprehensive income	2,784	1,465
Accumulated deficit	(63,993)	(51,567)
Total Genie Energy Ltd. stockholders’ equity	86,410	96,534
Noncontrolling interests:
Noncontrolling interests	(15,886)	(15,002)
Receivable for issuance of equity	(1,667)	(1,667)
Total noncontrolling interests	(17,553)	(16,669)
Total equity	68,857	79,865
Total liabilities and equity	$121,185	$121,813

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Revised see Note 2)		(Revised see Note 2)
	(in thousands, except per share data)
Revenues:
Electricity	$44,972	$38,312	$97,446	$83,438
Natural gas	6,791	5,781	23,258	19,147
Other	449	468	949	856
Total revenues	52,212	44,561	121,653	103,441
Cost of revenues	38,859	26,446	84,678	61,278
Gross profit	13,353	18,115	36,975	42,163
Operating expenses, (gains) and losses:
Selling, general and administrative (i)	24,742	15,934	43,544	31,943
Research and development	—	83	—	210
Exploration	952	1,426	1,803	3,117
Gain on consolidation of AMSO, LLC	—	(1,262)	—	(1,262)
Equity in the net loss of AMSO, LLC	—	—	—	222
(Loss) income from operations	(12,341)	1,934	(8,372)	7,933
Interest income	70	104	156	186
Other expense, net	(274)	(27)	(561)	(162)
(Loss) income before income taxes	(12,545)	2,011	(8,777)	7,957
Benefit from (provision for) income taxes	700	(594)	(33)	(1,690)
Net (loss) income	(11,845)	1,417	(8,810)	6,267
Net loss attributable to noncontrolling interests	381	1,344	824	2,163
Net (loss) income attributable to Genie Energy Ltd.	(11,464)	2,761	(7,986)	8,430
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net (loss) income attributable to Genie Energy Ltd. common stockholders.	$(11,834)	$2,391	$(8,726)	$7,690

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.50)	$0.10	$(0.37)	$0.34
Diluted	$(0.50)	$0.10	$(0.37)	$0.33
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	23,467	22,795	23,458	22,793
Diluted	23,467	23,603	23,458	23,644

Dividends declared per common share	$0.075	$0.06	$0.15	$0.12
(i) Stock-based compensation included in selling, general and administrative expenses	$1,141	$1,127	$2,379	$2,337

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Revised see Note 2)		(Revised see Note 2)
	(in thousands)
Net (loss) income	$(11,845)	$1,417	(8,810)	$6,267
Other comprehensive income (loss):
Foreign currency translation adjustments	440	(850)	882	407
Comprehensive (loss) income	(11,405)	567	(7,928)	6,674
Comprehensive loss attributable to noncontrolling interests	560	1,335	1,261	2,157
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(10,845)	$1,902	(6,667)	$8,831

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
		(Revised see Note 2)
	(in thousands)
Operating activities
Net (loss) income	$(8,810)	$6,267
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,041	196
Provision for doubtful accounts receivable	186	—
Deferred income taxes	(543)	—
Stock-based compensation	1,969	2,337
Loss on disposal of property	—	25
Gain on consolidation of AMSO, LLC	—	(1,262)
Equity in the net loss of AMSO, LLC	—	222
Change in assets and liabilities:
Restricted cash	205	540
Trade accounts receivable	(834)	(2,622)
Inventory	1,271	4,135
Prepaid expenses	(2,401)	3,730
Other current assets and other assets	(3,796)	507
Trade accounts payable, accrued expenses and other current liabilities	10,124	(1,448)
Due to IDT Corporation	60	(327)
Income taxes payable	(1,740)	991
Net cash (used in) provided by operating activities	(3,268)	13,291
Investing activities
Capital expenditures	(2,876)	(135)
Investments in capitalized exploration costs—unproved oil and gas property	(3,311)	(12,758)
Deposit for investment	(94)	—
Repayment of notes receivable	446	—
Proceeds from disposal of property	—	27
Cash acquired from consolidation of AMSO, LLC	—	702
Capital contribution to AMSO, LLC received from Total	—	3,000
Capital contributions to AMSO, LLC	—	(63)
Net cash used in investing activities	(5,835)	(9,227)
Financing activities
Dividends paid	(4,440)	(3,697)
Purchase of equity of subsidiary	(278)	—
Proceeds from revolving line of credit	14,450	—
Repayment of revolving line of credit	(12,655)	—
Decrease in restricted cash	10,000	—
Exercise of stock options	109	—
Repurchases of Class B common stock from employees	(23)	(29)
Payment for acquisitions	—	(183)
Net cash provided by (used in) financing activities	7,163	(3,909)
Effect of exchange rate changes on cash and cash equivalents	178	(69)
Net (decrease) increase in cash and cash equivalents	(1,762)	86
Cash and cash equivalents at beginning of period	35,192	38,786
Cash and cash equivalents at end of period	$33,430	$38,872

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GRE has outstanding deferred stock units granted to officers and employees that represent an aggregate interest of 1.25% of the equity of GRE.

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

Note 2—Revised Financial Statements

In the consolidated statement of operations for the three and six months ended June 30, 2016, Pennsylvania gross receipt tax was previously recorded as a reduction to electricity revenue instead of as cost of revenues. Electricity revenues and cost of revenues were adjusted to correct the classification by reflecting additional revenue and cost of revenues in the consolidated statement of operations in the amount of $0.6 million and $1.3 million in the three and six months ended June 30, 2016, respectively.

GRE prepays various electricity costs that are subsequently charged to cost of revenues when the related electricity revenue is recognized. The Company concluded that certain of these amounts included in “Prepaid expenses” in its consolidated balance sheet at March 31, 2016 and June 30, 2016 should have been charged to cost of revenues in the first and second quarters of 2016. The Company revised its consolidated financial statements by reducing prepaid expenses and increasing electricity cost of revenues by $0.7 million and $1.5 million in the three and six months ended June 30, 2016, respectively.

The impact of these adjustments on the Company’s consolidated financial statements was as follows:

	Three Months Ended June 30, 2016
	Previously Reported	Prepaid Expense Error Correction	Gross Receipts Tax Correction	Revised
	(in thousands, except per share data)

Electricity revenues	$37,728	$—	$584	$38,312
Cost of revenues	$25,171	$691	$584	$26,446
Gross profit	$18,806	$(691)	$—	$18,115
Net income	$2,108	$(691)	$—	$1,417
Net income attributable to Genie Energy, Ltd	$3,452	$(691)	$—	$2,761
Comprehensive income	$1,258	$(691)	$—	$567
Comprehensive income attributable to Genie Energy, Ltd	$2,593	$(691)	$—	$1,902
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.14	$(0.04)	$—	$0.10
Diluted	$0.13	$(0.03)	$—	$0.10

	Six Months Ended June 30, 2016
	Previously Reported	Prepaid Expense Error Correction	Gross Receipts Tax Correction	Revised
	(in thousands, except per share data)

Electricity revenues	$82,112	$—	$1,326	$83,438
Cost of revenues	$58,444	$1,508	$1,326	$61,278
Gross profit	$43,671	$(1,508)	$—	$42,163
Net income	$7,775	$(1,508)	$—	$6,267
Net income attributable to Genie Energy, Ltd	$9,938	$(1,508)	$—	$8,430
Comprehensive income	$8,182	$(1,508)	$—	$6,674
Comprehensive income attributable to Genie Energy, Ltd	$10,339	$(1,508)	$—	$8,831
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.40	$(0.06)	$—	$0.34
Diluted	$0.39	$(0.06)	$—	$0.33

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2017
Assets:
Derivative contracts	$432	$3,620	$—	$4,052
Liabilities:
Derivative contracts	$192	$1,911	$—	$2,103
December 31, 2016
Assets:
Derivative contracts	$256	$2,395	$—	$2,651
Liabilities:
Derivative contracts	$60	$1,667	$—	$1,727

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

Restricted cash—short-term and long-term, prepaid expenses, other current assets, revolving line of credit—current, due to IDT Corporation and other current liabilities. At June 30, 2017 and December 31, 2016, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and prepaid expenses, other current assets, revolving line of credit—current, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit—long-term and other liabilities. At June 30, 2017 and December 31, 2016, other assets included an aggregate of $0.6 million and $1.5 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving line of credit—long-term and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. The carrying amount of the revolving line of credit—long-term approximated fair value because it bears interest at a variable market rate.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2017 and December 31, 2016, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2017	304,000 MWh
Electricity	August 2017	549,700 MWh
Electricity	September 2017	80,000 MWh
Electricity	October 2017	241,120 MWh
Electricity	November 2017	230,160 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	362,560 MWh
Electricity	February 2018	329,600 MWh
Electricity	March 2018	285,120 MWh
Electricity	April 2018	67,200 MWh
Electricity	May 2018	70,400 MWh
Electricity	June 2018	67,200 MWh
Electricity	July 2018	151,200 MWh
Electricity	August 2018	165,600 MWh
Electricity	September 2018	92,800 MWh
Electricity	October 2018	147,200 MWh
Electricity	November 2018	134,400 MWh
Electricity	December 2018	128,000 MWh
Natural gas	September 2017	600,000 Dth
Natural gas	October 2017	200,000 Dth
Natural gas	November 2017	800,000 Dth
Natural gas	December 2017	700,000 Dth
Natural gas	February 2018	929,000 Dth
Natural gas	March 2018	600,000 Dth
Natural gas	April 2018	200,000 Dth
Natural gas	July 2018	800,000 Dth

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$4,052	$2,651

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$2,103	$1,727

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Energy contracts and options	Cost of revenues	$(1,471)	$441	$(2,719)	$802

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

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. Based on the analysis of the first five wells and market conditions at the time, in the third quarter of 2016, Afek determined that it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the third quarter of 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region.

Afek has turned its operational focus to the Northern region of its license area. Afek views the Northern and Southern regions separately when evaluating its unproved properties. In 2017, Afek commenced drilling its sixth exploratory well in the Northern region of its license area. Afek expects to complete drilling of the well during the third quarter of 2017. At June 30, 2017 and December 31, 2016, the Company had capitalized exploration costs of $3.4 million and nil, respectively. In the three months ended June 30, 2017 and 2016, the Company recognized exploration expense of $1.0 million and $1.4 million, respectively, and in the six months ended June 30, 2017 and 2016, the Company recognized exploration expense of $1.8 million and $3.1 million, respectively.

Afek assesses the economic and operational viability of its project on an ongoing basis, and to date believes that sufficient progress is being made in regards to its current project. The assessment requires significant estimates and assumptions by management. Should Afek’s estimates or assumptions regarding the recoverability of its capitalized exploration costs prove to be incorrect, Afek may be required to record impairments of such costs in future periods and such impairments could be material.

Note 6—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2017
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2016	$96,534	$(16,669)	$79,865
Dividends on preferred stock	(740)	—	(740)
Dividends on common stock ($0.15 per share)	(3.700)	—	(3,700)
Exercise of stock options	109	—	109
Restricted Class B common stock purchased from employees	(23)	—	(23)
Purchase of equity of subsidiary	(655)	377	(278)
Stock-based compensation	1,552	—	1,552
Comprehensive loss:
Net loss	(7,986)	(824)	(8,810)
Foreign currency translation adjustments	1,319	(437)	882
Comprehensive loss	(6,667)	(1,261)	(7,928)
Balance, June 30, 2017	$86,410	$(17,553)	$68,857

Dividend Payments

In the six months ended June 30, 2017 and 2016, the Company paid aggregate quarterly Base Dividends of $0.3188 per share on its Series 2012-A Preferred Stock (“Preferred Stock”), or $0.7 million in total. On July 13, 2017, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2017. The dividend will be paid on or about August 15, 2017 to stockholders of record as of the close of business on August 4, 2017.

In the six months ended June 30, 2017, the Company paid aggregate quarterly dividends of $0.15 per share on its Class A common stock and Class B common stock, or $3.7 million in total. In the six months ended June 30, 2016, the Company paid aggregate quarterly dividends of $0.12 per share on its Class A common stock and Class B common stock, or $3.0 million in total. On August 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the second quarter of 2017. The dividend will be paid on or about August 25, 2017 to stockholders of record as of the close of business on August 15, 2017.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the six months ended June 30, 2017 or 2016. At June 30, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

Purchase of Equity of Subsidiary

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

Subsequent Event — Issuance of Class B Common Stock

GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees of the Company in shares of the Company’s Class B common stock or cash. In August 2017, the Company issued 160,748 shares of the Company’s Class B common stock in exchange for 26.1 vested deferred stock units of GRE.

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

Net loss related to CCE and aggregate net funding (provided by) repaid to the Company in order to finance CCE’s operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(136)	$(1,155)	$(333)	$(1,726)
Aggregate funding (provided by) repaid to the Company, net	$(42)	$(627)	$29	$(998)

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Assets
Cash and cash equivalents	$92	$150
Restricted cash	12	17
Trade accounts receivable	909	1,008
Prepaid expenses	385	450
Other current assets	26	26
Other assets	439	439
Total assets	$1,863	$2,090
Liabilities and noncontrolling interests
Current liabilities	$842	$707
Due to IDT Energy	1,269	1,298
Noncontrolling interests	(248)	85
Total liabilities and noncontrolling interests	$1,863	$2,090

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 7—(Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	23,467	22,795	23,458	22,793
Effect of dilutive securities:
Stock options	—	17	—	29
Non-vested restricted Class B common stock	—	791	—	822
Diluted weighted-average number of shares	23,467	23,603	23,458	23,644

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	384	—	384	—
Non-vested restricted Class B common stock	1,206	—	1,206	—
Shares excluded from the calculation of diluted earnings per share	1,590	—	1,590	—

In the three and six months ended June 30, 2017, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

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

An employee of the Company, pursuant to the terms of his employment agreement, has the option to exchange his equity interests in Afek, Genie Mongolia, Inc. (“Genie Mongolia”), Israel Energy Initiatives, Ltd. (“IEI”), and any equity interest that he may acquire in other entities that the Company may create, for shares of the Company. In addition, employees and directors of the Company that were previously granted restricted stock of Afek and Genie Mongolia have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees of the Company in shares of the Company’s Class B common stock or cash. These exchanges and issuances, if elected, would be based on the relative fair value of the shares exchanged or to be issued. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amount IDT charged the Company	$495	$502	$872	$935
Amount the Company charged IDT	$121	$155	$230	$274

Note 9—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE operates REPs, including IDT Energy, Residents Energy and Town Square Energy, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GRE has outstanding deferred stock units granted to officers and employees that represent an aggregate interest of 1.25% of the equity of GRE. The Afek segment is comprised of the Company’s 86.0% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects including AMSO, LLC, Genie Mongolia, and IEI. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended June 30, 2017
Revenues	$52,212	$—	$—	$—	$52,212
Loss from operations	(8,166)	(1,316)	(95)	(2,764)	(12,341)
Exploration	—	952	—	—	952

Three Months Ended June 30, 2016
Revenues (revised see Note 2)	$44,561	$—	$—	$—	$44,561
Income (loss) from operations	5,168	(1,788)	838	(2,284)	1,934
Research and development	—	—	83	—	83
Exploration	—	1,426	—	—	1,426
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Six Months Ended June 30, 2017
Revenues	$121,653	$—	$—	$—	$121,653
Loss from operations	(420)	(2,601)	(192)	(5,159)	(8,372)
Exploration	—	1,803	—	—	1,803

Six Months Ended June 30, 2016
Revenues (revised see Note 2)	$103,441	$—	$—	$—	$103,441
Income (loss) from operations	15,866	(3,615)	369	(4,687)	7,933
Research and development	—	—	210	—	210
Exploration	—	3,117	—	—	3,117
Equity in the net loss of AMSO, LLC	—	—	222	—	222
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
June 30, 2017	$93,061	$11,984	$10,495	$5,645	$121,185

December 31, 2016	87,539	6,685	12,224	15,365	121,813

Note 10—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. The parties participated in mediation, and subsequently entered into a Settlement Agreement, which must be reviewed and approved by the Court (see below).

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). On February 22, 2016, IDT Energy moved to dismiss the amended complaint, and the named plaintiff opposed that motion. The parties participated in mediation, and subsequently entered into a Settlement Agreement, which must be reviewed and approved by the Court (see below).

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. The parties were engaged in discovery prior to the mediation described below. On April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. On June 27, 2016, defendants Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. filed a motion to dismiss the amended complaint. On August 26, 2016, the named plaintiff opposed that motion and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. The Court granted the motion to dismiss, but the parties agreed to set aside that decision to give the plaintiff an opportunity to submit opposition papers that had not been considered by the Court in rendering its decision. The parties participated in mediation, and subsequently entered into a Settlement Agreement, which must be reviewed and approved by the Court (see below).

On July 5, 2017, the Company entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in Pennsylvania, New York, and New Jersey described above. The Company does not believe that there was any wrongdoing on its part, and is entering into this settlement to further its efforts to address its customers’ concerns. Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could be asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs as well as the cost of a claims administrator for administrating the claims process. The Company estimated, based in part on historical participation rates, that its total settlement payment will be approximately $9 million. In the three months ended June 30, 2017, in the consolidated statement of operations, the Company recorded a revenue reduction of $3.6 million and an expense of $5.4 million that is included in “Selling, general and administrative expense”, and a liability of $9.0 million that is included in “Accrued expenses” in the consolidated balance sheet. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement is subject to entry of a final order by the court approving the Settlement Agreement. The parties are preparing a Motion for Preliminary Approval to initiate that process.

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

New York Public Service Commission Orders

On February 23, 2016, the New York Public Service Commission (“PSC”) issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would have required that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. The Company is evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued an order prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. After an agreed-upon delay, on July 5, 2017, the New York State Supreme Court, Albany County, denied interested parties’ efforts to invalidate the PSC’s order and the order went into effect on July 26, 2017. Several REPs have appealed the Supreme Court’s Order to the Appellate Division, Third Department. Pending the outcome of the appeal, low-income customers in New York are forbidden to select a REP for either their electricity or natural gas supply. Additionally, unless a stay of the order is obtained, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility at the end of August 2017. Due to the pending legal activity, the Company is not yet in a position to determine the exact number of customers it will no longer be able to serve. Additionally, this ruling will impact the Company’s ability to sign new customers in New York as the addressable market will be smaller. If challenges to the order as currently structured are not successful, the combination of customers returned to the utility and the smaller addressable market in New York could have a material adverse impact on the Company’s future results.

Purchase Commitments

The Company had purchase commitments of $30.6 million at June 30, 2017, of which $28.7 million was for future purchases of electricity. The purchase commitments outstanding at June 30, 2017 are expected to be paid as follows: $24.6 million in the twelve months ending June 30, 2018, $5.5 million in the twelve months ending June 30, 2019, and $0.5 million in the twelve months ending June 30, 2020.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2017, GRE had commitments to purchase renewable energy credits of $35.7 million.

United Kingdom Joint Venture

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd., entered into a definitive agreement with a partner to launch a joint venture offering electricity and natural gas service to residential and small business customers in the United Kingdom. The Company’s initial funding of the joint venture was £75,000 ($94,000). The Company is committed to provide the joint venture with an additional £910,000 ($1.2 million at June 30, 2017) by late August 2017. The Company will fund an aggregate of £5,065,000 ($6.6 million at June 30, 2017) between September 1, 2017 and August 1, 2018, contingent on the achievement by the joint venture of performance based milestones.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes. The U.S. Internal Revenue Service has commenced an audit of the Afek Oil & Gas Ltd. tax return for 2014. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs and for certain utility companies. At June 30, 2017, GRE had aggregate performance bonds of $12.6 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2017, the Company was in compliance with such covenants. At June 30, 2017, restricted cash—short-term of $0.2 million and trade accounts receivable of $24.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.9 million at June 30, 2017.

Note 11—Revolving Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC (“Vantage”) for a $20 million revolving line of credit. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.7 million that was previously outstanding under a credit facility between Retail Energy Holdings, LLC (“REH”), a subsidiary of the Company that operates as Town Square Energy, and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At June 30, 2017, $2.5 million was outstanding under the revolving line of credit and the effective interest rate was 5.72% per annum. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

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

The Company and IDT Energy had a Loan Agreement with JPMorgan Chase Bank for a revolving line of credit for up to a maximum principal amount of $25.0 million. The principal outstanding incurred interest at the lesser of (a) the LIBOR rate multiplied by the statutory reserve rate established by the Board of Governors of the Federal Reserve System plus 1.0% per annum, or (b) the maximum rate per annum permitted by whichever of applicable federal or Texas laws permit the higher interest rate. Interest was payable at least every three months and any outstanding principal and accrued and unpaid interest was due on the maturity date of May 31, 2017. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to the greater of (a) $10.0 million or (b) the sum of the amount of letters of credit outstanding plus the outstanding principal under the revolving note. At December 31, 2016, there were no amounts borrowed under the line of credit, and cash collateral of $10.0 million was included in “Restricted cash—short-term” in the consolidated balance sheet. In addition, at December 31, 2016, letters of credit of $8.1 million were outstanding. On May 31, 2017, the $10.0 million cash collateral was released upon expiration of the Loan Agreement.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company expects to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is in the process of evaluating the impact that the standard will have on its consolidated financial statements. Based on the Company’s preliminary assessment, the main areas of potential impact of the new standard relate to accounting for customer acquisition costs and rebates programs. The Company plans to use the modified retrospective approach for the adoption of the standard. At this stage of the implementation process, the Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

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

GRE has outstanding deferred stock units granted to officers and employees that represent an aggregate interest of 1.25% of the equity of GRE.

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

	Six Months Ended June 30,
	2017	2016
Con Edison	15%	20%
ComEd	11%	12%
National Grid USA	na	10%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2017 and December 31, 2016 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2017 or December 31, 2016):

	June 30, 2017	December 31, 2016
Con Edison	17%	15%
ComEd	10%	10%

New York Public Service Commission Orders

On February 23, 2016, the New York Public Service Commission, or PSC, issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would have required that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. We are evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued an order prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. After an agreed-upon delay, on July 5, 2017, the New York State Supreme Court, Albany County, denied interested parties’ efforts to invalidate the PSC’s order and the order went into effect on July 26, 2017. Several REPs have appealed the Supreme Court’s Order to the Appellate Division, Third Department. Pending the outcome of the appeal, low-income customers in New York are forbidden to select a REP for either their electricity or natural gas supply. Additionally, unless a stay of the order is obtained, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility at the end of August 2017. Due to the pending legal activity, we are not yet in a position to determine the exact number of customers we will no longer be able to serve. Additionally, this ruling will impact our ability to sign new customers in New York as the addressable market will be smaller. If challenges to the order as currently structured are not successful, the combination of customers returned to the utility and the smaller addressable market in New York could have a material adverse impact on our future results.

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

In February 2015, Afek began drilling its first exploratory well. To date, Afek has completed drilling five wells in the Southern region of its license area. Based on the analysis of the first five wells and market conditions at that time, in the third quarter of 2016, Afek determined that it did not have a clear path to demonstrate probable or possible reserves in the Southern region of its license area over the next 12 to 18 months. Since there was substantial doubt regarding the economic viability of these wells, in the third quarter of 2016, Afek wrote off the $41.0 million of capitalized exploration costs incurred in the Southern region.

Afek has turned its operational focus to the Northern region of its license area. The data analyzed to date suggests that the Southern block resources may extend Northward at depths potentially sufficient to have induced a greater level of maturation of the resource. To validate this hypothesis, Afek commenced drilling its sixth exploratory well in the Northern region of its license area. Afek expects to complete drilling of this well during the third quarter of 2017.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We expect to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are in the process of evaluating the impact that the standard will have on our consolidated financial statements. Based on our preliminary assessment, the main areas of potential impact of the new standard relate to accounting for customer acquisition costs and rebates programs. We plan to use the modified retrospective approach for the adoption of the standard. At this stage of the implementation process, we cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

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

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Genie Retail Energy Segment

In the three and six months ended June 30, 2016, electricity revenues and cost of revenues were adjusted to correct the classification of Pennsylvania gross receipt tax that was previously recorded as a reduction to electricity revenue instead of as cost of revenues, and cost of revenues was adjusted to correct an error at March 31, 2016 and June 30, 2016 in “Prepaid expenses” in the consolidated balance sheet. See Note 2 to the Notes to Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016 (Revised)	$	%	2017	2016 (Revised)	$	%
	(in millions)
Revenues:
Electricity	$45.0	$38.3	$6.7	17.4%	$97.4	$83.4	$14.0	16.8%
Natural gas	6.8	5.8	1.0	17.5	23.3	19.2	4.1	21.5
Other	0.4	0.5	(0.1)	(4.1)	1.0	0.9	0.1	10.8
Total revenues	52.2	44.6	7.6	17.2	121.7	103.5	18.2	17.6
Cost of revenues	38.9	26.5	12.4	46.9	84.7	61.3	23.4	38.2
Gross profit	13.3	18.1	(4.8)	(26.3)	37.0	42.2	(5.2)	(12.3)
Selling, general and administrative expenses	21.5	12.9	8.6	66.2	37.4	26.3	11.1	42.2
(Loss) income from operations	$(8.2)	$5.2	$(13.4)	(258.0)%	$(0.4)	$15.9	$(16.3)	(102.7)%

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

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey. In these actions, which were brought shortly after the winter of 2013-2014, the named plaintiffs alleged that they and other former and current electric or gas customers of ours were injured as a result of our allegedly unlawful sales and marketing practices. We do not believe that there was any wrongdoing on our part, and are entering into this settlement to further our efforts to address our customers’ concerns. Under the Settlement Agreement, we have agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could be asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs as well as the cost of a claims administrator for administrating the claims process. We estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9 million. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement is subject to entry of a final order by the court approving the Settlement Agreement. In the three and six months ended June 30, 2017, we recorded a revenue reduction of $3.6 million for estimated payments to customers, of which $3.1 million reduced electricity revenues and $0.5 million reduced natural gas revenues, and an expense of $5.4 million that is included in “Selling, general and administrative expense”.

Revenues. GRE’s electricity revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because of the acquisition of REH in November 2016, which added an average of approximately 65,000 and 58,300 electricity-only customers in the three and six months ended June 30, 2017, respectively, and $10.5 million and $21.8 million in electricity revenues in the three and six months ended June 30, 2017, respectively. This increase in electricity revenues was partially offset by a reduction of $3.1 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. GRE’s electricity consumption, including TSE’s electricity customers, increased 28.8% and 26.1% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity consumption reflected the increases in average meters served and average consumption per meter. Average meters served increased 23.9% and 20.1% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Average consumption per meter increased 3.9% and 5.0% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity consumption and average meters served more than offset the decrease in the average rate charged to customers, which decreased partially due to the revenue reduction described above. The average rate charged to customers decreased 8.9% and 7.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

GRE's natural gas revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because of an increase in the average rate charged to customers, partially offset by a reduction of $0.5 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. The average rate charged to customers increased 42.4% and 33.0% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily reflecting a significant increase in the underlying commodity cost in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the average rate charged to customers was partially offset by a decrease in natural gas consumption, which decreased 17.5% and 8.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in natural gas consumption reflected decreases in meters served, which decreased 4.5% and 4.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, and in average consumption per meter, which decreased 13.7% and 4.2% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(in thousands)
Meters at end of quarter:
Electricity customers	317	307	296	263	268
Natural gas customers	113	111	116	120	122
Total meters	430	418	412	383	390

The total meters at June 30, 2017 and December 31, 2016 included TSE’s approximately 72,100 and 44,500 electric-only meters, respectively. Gross meter acquisitions in the three months ended June 30, 2017 and 2016 were 97,600 (including TSE’s gross meter acquisitions) and 58,000, respectively. Gross meter acquisitions in the six months ended June 30, 2017 and 2016 were 181,800 (including TSE’s gross meter acquisitions) and 123,000, respectively. In response to the New York PSC developments discussed above, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impact of the PSC’s orders on our New York operations. Net meters served increased by 12,000 or 2.7% in the three months ended June 30, 2017 compared to a decrease of 3,000 or 0.9% in the three months ended June 30, 2016, and increased by 18,000 or 4.3% in the six months ended June 30, 2017 compared to a decrease of 2,000 or 0.7% in the six months ended June 30, 2016. Average monthly churn increased to 6.3% in the three months ended June 30, 2017 from 5.8% in the three months ended June 30, 2016, and increased to 6.2% in the six months ended June 30, 2017 from 5.9% in the six months ended June 30, 2016. Note that GRE modified its method of calculating churn and the figures for all periods presented reflect the revised methodology.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(in thousands)
RCEs at end of quarter:
Electricity customers	219	220	218	174	172
Natural gas customers	70	67	65	67	67
Total RCEs	289	287	283	241	239

Total RCEs at June 30, 2017 and December 31, 2016 included TSE’s approximately 62,400 and 50,600 electric-only RCEs, respectively. Exclusive of the impact of the TSE acquisition on RCEs and meters, RCEs decreased at June 30, 2017 compared to June 30, 2016 primarily due to the decrease in electricity meters served.

Other revenue in the three and six months ended June 30, 2017 and 2016 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016 (Revised)	$	%	2017	2016 (Revised)	$	%
	(in millions)
Cost of revenues:
Electricity	$34.0	$23.8	$10.2	43.0%	$67.5	$48.1	$19.4	40.4%
Natural gas	4.6	2.5	2.1	81.5	16.7	12.9	3.8	30.0
Other	0.3	0.2	0.1	89.6	0.5	0.3	0.2	30.4
Total cost of revenues	$38.9	$26.5	$12.4	46.9%	$84.7	$61.3	$23.4	38.2%

	Three months ended June 30,			Six months ended June 30,
	2017	2016 (Revised)	Change	2017	2016 (Revised)	Change
Gross margin percentage:
Electricity	24.5%	38.0%	(13.5)%	30.7%	42.4%	(11.7)%
Natural gas	31.9	55.9	(24.0)	28.1	32.8	(4.7)
Other	37.7	68.5	(30.8)	54.0	60.9	(6.9)
Total gross margin percentage	25.6%	40.7%	(15.1)%	30.4%	40.8%	(10.4)%

Cost of revenues for electricity increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily because of the acquisition of REH in November 2016, which added $9.2 million and $17.8 million in cost of revenues for electricity in the three and six months ended June 30, 2017, respectively. GRE’s customers’ electricity consumption in the three and six months ended June 30, 2017 compared to the same periods in 2016 increased 28.8% and 26.1%, respectively, including consumption from TSE’s electricity customers. The average unit cost of electricity increased 11.0% and 11.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Gross margin on electricity sales decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because the average rate charged to customers decreased and the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily because the average unit cost of natural gas increased, partially offset by a decrease in natural gas consumption. The average unit cost of natural gas increased 120.0% and 42.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, and natural gas consumption decreased 17.5% and 8.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Gross margin on natural gas sales decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because the average unit cost of natural gas increased more than the average rate charged to customers.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three and six months ended June 30, 2017 compared to the same periods in 2016 was due to the accrual of $5.4 million for the settlement of various class action lawsuits described above, plus an increase in customer acquisition costs due to the increase in gross meter acquisitions, and an increase in amortization expense from the amortization of the intangible assets acquired in the REH acquisition. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 29.1% in the three months ended June 30, 2016 to 41.2% in the three months ended June 30, 2017, and increased from 25.4% in the six months ended June 30, 2016 to 30.7% in the six months ended June 30, 2017.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative	$0.4	$0.4	$—	0.3%	$0.8	$0.5	$0.3	60.2%
Exploration	0.9	1.4	(0.5)	(33.3)	1.8	3.1	(1.3)	(42.2)
Loss from operations	$1.3	$1.8	$(0.5)	(26.5)%	$2.6	$3.6	$(1.0)	(28.1)%

General and Administrative. General and administrative expense was substantially unchanged in the three months ended June 30, 2017 compared to the same period in 2016, and increased in the six months ended June 30, 2017 compared to the same period in 2016 primarily because of a reduction in the amount of costs classified as exploration expense and capitalized exploration costs.

Exploration.  In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek has turned its operational focus to the Northern region of its license area. In 2017, Afek commenced drilling its sixth exploratory well in the Northern region of its license area. In late May 2017, drilling operations at the sixth well were suspended following an accident at the site. Following investigations, equipment repairs and testing of the equipment on the site, Afek was authorized to resume operations and drilling. Afek expects to resume drilling in August 2017 and expects to complete drilling of the well during the third quarter of 2017.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues. As a result of Total S.A.’s withdrawal from AMSO, LLC, beginning on April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative	$(0.1)	$(0.4)	$0.3	72.3%	$(0.2)	$(0.5)	$0.3	58.5%
Research and development	—	(0.1)	0.1	100.0	—	(0.2)	0.2	100.0
Gain on consolidation of AMSO, LLC	—	1.3	(1.3)	(100.0)	—	1.3	(1.3)	(100.0)
Equity in net loss of AMSO, LLC	—	—	—	—	—	(0.2)	0.2	100.0
(Loss) income from operations	$(0.1)	$0.8	$(0.9)	(111.3)%	$(0.2)	$0.4	$(0.6)	(152.0)%

General and Administrative. General and administrative expense decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily because a decrease in payroll expense.

Research and Development. Research and development expense in the three and six months ended June 30, 2016 related to American Shale Oil, LLC, or AMSO, LLC, which was our oil shale development project in Colorado. At December 31, 2016, the AMSO, LLC project was substantially decommissioned. In addition, research and development expense in the six months ended June 30, 2016 included expense related to Genie Mongolia’s joint geological survey agreement with the Republic of Mongolia to explore certain of that country’s oil shale deposits. In 2016, we suspended our operations in Mongolia.

Gain on Consolidation of AMSO, LLC. On March 23, 2016, TOTAL S.A., or Total, gave our subsidiary, American Shale Oil Corporation, or AMSO, its notice of withdrawal from AMSO, LLC, which was effective on April 30, 2016. We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million.

Equity in the Net Loss of AMSO, LLC. In part because of AMSO’s decisions not to fund all of its share of AMSO, LLC’s expenditures in 2014 and 2015, AMSO, LLC allocated its net loss mostly to Total in 2015 and from January 1, 2016 until April 30, 2016, the effective date of Total’s withdrawal from AMSO, LLC. Beginning on April 30, 2016, AMSO, LLC’s results of operations were included in our consolidated financial statements.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.8	$2.3	$0.5	21.0%	$5.2	$4.7	$0.5	10.1%

Corporate general and administrative expense increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to severance expense that we accrued in 2017 for our former President. As a percentage of our consolidated revenues, Corporate general and administrative expense increased from 5.1% in the three months ended June 30, 2016 to 5.3% in the three months ended June 30, 2017, and decreased from 4.5% in the six months ended June 30, 2016 to 4.2% in the six months ended June 30, 2017.

Consolidated

Selling, General and Administrative. Pursuant to an agreement between us and IDT Corporation, or IDT, our former parent company, IDT charges us for services it provides, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, was $0.4 million and $0.3 million in the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.7 million in the six months ended June 30, 2017 and 2016, respectively, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.1 million in both the three months ended June 30, 2017 and 2016 and $2.4 million and $2.3 million in the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $6.2 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
(Loss) income from operations	$(12.3)	$1.9	$(14.2)	(738.1)%	$(8.4)	$7.9	$(16.3)	(205.5)%
Interest income	0.1	0.1	—	(32.7)	0.2	0.2	—	(16.1)
Other expense, net	(0.3)	—	(0.3)	(914.8)	(0.6)	(0.2)	(0.4)	(246.3)
Benefit from (provision for) income taxes	0.7	(0.6)	1.3	217.8	—	(1.7)	1.7	98.0
Net (loss) income	(11.8)	1.4	(13.2)	(935.9)	(8.8)	6.2	(15.0)	(240.6)
Net loss attributable to noncontrolling interests	0.3	1.4	(1.1)	(71.7)	0.8	2.2	(1.4)	(61.9)
Net (loss) income attributable to Genie	$(11.5)	$2.8	$(14.3)	(515.2)%	$(8.0)	$8.4	$(16.4)	(194.7)%

Other Expense, net.  Other expense, net included foreign currency translation loss of $0.1 million and gain of $25,000 in the three months ended June 30, 2017 and 2016, respectively, and losses of $0.4 million and $0.1 million in the six months ended June 30, 2017 and 2016, respectively. In addition, other expense, net in the three and six months ended June 30, 2017 included interest expense of $0.1 million and $0.2 million, respectively, from borrowings under the Vantage Commodities Financial Services II, LLC, or Vantage, revolving line of credit.

Benefit from (Provision for) Income Taxes. The change in benefit from (provision for) income taxes in the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero. The additional net operating losses are fully offset by a valuation allowance so no additional benefit was recorded. State and local taxes, which have no offset, decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE. The following table summarizes GRE’s aggregate income before income taxes and provision for income taxes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Genie Retail Energy:
Aggregate (loss) income before income taxes	$(8.1)	$5.9	$(0.2)	$17.5

Aggregate benefit from (provision for) income taxes	$2.9	$(2.7)	$(0.2)	$(7.4)

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and six months ended June 30, 2017 compared to the similar periods in 2016 was primarily due to the change in the net loss of CCE. We do not have any ownership interest in CCE, therefore, 100% of the net income or loss incurred by CCE was attributed to noncontrolling interests. CCE’s net loss in the three months ended June 30, 2017 was $0.1 million compared to $1.2 million in the three months ended June 30, 2016, and CCE’s net loss in the six months ended June 30, 2017 was $0.3 million compared to $1.7 million in the six months ended June 30, 2016. The changes were primarily due to an increase in gross profit and a reduction in management fees.

Liquidity and Capital Resources

General

We currently expect that our cash flows from operations in the next twelve months and the $33.4 million balance of unrestricted cash and cash equivalents that we held at June 30, 2017 will be sufficient to meet our currently anticipated cash requirements, including Afek’s anticipated expenditures, for at least the twelve months ending June 30, 2018.

Afek may seek financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

At June 30, 2017, we had working capital (current assets less current liabilities) of $39.6 million.

	Six months ended June 30,
	2017	2016
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(3.3)	$13.3
Investing activities	(5.8)	(9.2)
Financing activities	7.2	(3.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
(Decrease) increase in cash and cash equivalents	$(1.8)	$0.1

Operating Activities

Cash used in operating activities was $3.3 million in the six months ended June 30, 2017 and cash provided by operating activities was $13.3 million in the six months ended June 30, 2016. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration activities.

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey. Under the Settlement Agreement, we have agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could be asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs as well as the cost of a claims administrator for administrating the claims process. We estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9 million. The payments pursuant to the Settlement Agreement are expected to be disbursed during the first half of 2018. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement is subject to entry of a final order by the court approving the Settlement Agreement.

CCE is a consolidated variable interest entity. We determined that, since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the six months ended June 30, 2017, CCE repaid $29,000 to us. In the six months ended June 30, 2016, we provided CCE with net funding of $1.0 million to finance its operations.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2017, we were in compliance with such covenants. At June 30, 2017, restricted cash—short-term of $0.2 million and trade accounts receivable of $24.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.9 million at June 30, 2017.

We are subject to audits in various jurisdictions for various taxes. The U.S. Internal Revenue Service has commenced an audit of the Afek Oil & Gas Ltd. tax return for 2014. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

On February 23, 2016, the New York PSC issued an order that sought to impose significant new restrictions on REPs operating in New York, including those owned by GRE. The restrictions described in the PSC’s order, which were to become effective March 4, 2016, would have required that all REPs’ electricity and natural gas offerings to residential and small business customers include an annual guarantee of savings compared to the price charged by the relevant incumbent utility or, for electricity offerings, provide at least 30% of the supply from renewable sources. Customers not enrolled in a compliant program would be relinquished back to the local utility at the end of their contract period or, for variable price customers operating on month to month agreements, at the end of the current monthly billing cycle.

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. We are evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, and on September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued an order prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. After an agreed-upon delay, on July 5, 2017, the New York State Supreme Court, Albany County, denied interested parties’ efforts to invalidate the PSC’s order and the order went into effect on July 26, 2017. Several REPs have appealed the Supreme Court’s Order to the Appellate Division, Third Department. Pending the outcome of the appeal, low-income customers in New York are forbidden to select a REP for either their electricity or natural gas supply. Additionally, unless a stay of the order is obtained, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility at the end of August 2017. Due to the pending legal activity, we are not yet in a position to determine the exact number of customers we will no longer be able to serve. Additionally, this ruling will impact our ability to sign new customers in New York as the addressable market will be smaller. If challenges to the order as currently structured are not successful, the combination of customers returned to the utility and the smaller addressable market in New York could have a material adverse impact on our future results.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $2.9 million in the six months ended June 30, 2017 compared to $0.1 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, our subsidiary Atid Drilling Ltd., or Atid, an on-shore drilling services venture based in Israel, purchased a drilling rig and associated drilling equipment for $2 million. Atid is providing drilling services to Afek for its sixth exploratory well.

In the six months ended June 30, 2017 and 2016, we used cash of $3.3 million and $12.8 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $30.6 million at June 30, 2017, of which $28.7 million was for future purchases of electricity, and the remainder included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending June 30, 2018 will be between $4 million and $6 million.

On July 17, 2017, our subsidiary, Genie Energy UK Ltd., entered into a definitive agreement with a partner to launch a joint venture offering electricity and natural gas service to residential and small business customers in the United Kingdom. Our initial funding of the joint venture was £75,000 ($94,000). We are committed to provide the joint venture with an additional £910,000 ($1.2 million at June 30, 2017) by late August 2017. We will fund an aggregate of £5,065,000 ($6.6 million at June 30, 2017) between September 1, 2017 and August 1, 2018, contingent on the achievement by the joint venture of performance based milestones.

We received $0.4 million from an employee for the partial repayment of notes receivable in the six months ended June 30, 2017.

On March 23, 2016, Total gave AMSO its notice of withdrawal from AMSO, LLC, which was effective on April 30, 2016. As of April 1, 2016, AMSO and Total agreed that Total would pay AMSO, LLC $3.0 million as full payment of its share of all costs associated with the decommissioning, winding up and dissolution of AMSO, LLC. Total will not be refunded any amount if the decommissioning costs are less than $3.0 million. Effective April 30, 2016, AMSO, LLC’s assets, liabilities, results of operations and cash flows are included in our consolidated financial statements. We accounted for our acquisition on April 30, 2016 of Total’s ownership interest in AMSO, LLC as a business combination. We recognized a gain from the acquisition of Total’s interest in AMSO, LLC because we acquired the net assets of AMSO, LLC while no consideration was transferred by us, due to our assumption of the risk associated with the shutdown obligations. The gain also included our gain on the remeasurement of AMSO’s investment in AMSO, LLC at its acquisition date fair value. The aggregate gain recognized was $1.3 million, which was included in 2016 in “Gain on consolidation of AMSO, LLC” in the consolidated statements of operations.

In the six months ended June 30, 2017 and 2016, cash used for capital contributions to AMSO, LLC was nil and $0.1 million, respectively.

Financing Activities

In each of the six months ended June 30, 2017 and 2016, we paid a Base Dividend of $0.3188 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in each of the six months ended June 30, 2017 and 2016 was $0.7 million. On July 13, 2017, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about August 15, 2017 to stockholders of record as of the close of business on August 4, 2017.

In the six months ended June 30, 2017 and 2016, we paid aggregate dividends of $0.15 and $0.12 per share, respectively, on our Class A common stock and Class B common stock. The aggregate amount paid in the six months ended June 30, 2017 and 2016 was $3.7 million and $3.0 million, respectively. On August 2, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 25, 2017 to stockholders of record as of the close of business on August 15, 2017.

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

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage for a $20 million revolving line of credit. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.7 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the six months ended June 30, 2017, including the prior REH Credit Agreement, GRE borrowed $14.5 million under the revolving line of credit and repaid $12.7 million. At June 30, 2017, $2.5 million was outstanding under the revolving line of credit and the effective interest rate was 5.72% per annum.

On May 31, 2017, our Loan Agreement with JPMorgan Chase Bank for a revolving line of credit expired. There were no amounts outstanding under the line of credit. Cash collateral of $10.0 million that was included in “Restricted cash—short-term” in the consolidated balance sheet was released.

In the six months ended June 30, 2017, we received proceeds of $0.1 million from the exercise of stock options for which we issued 15,855 shares of our Class B common stock. There were no stock option exercises in the six months ended June 30, 2016.

In the six months ended June 30, 2017, we paid $23,000 to repurchase 3,903 shares of our Class B common stock. In the six months ended June 30, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDT Energy Network. In the six months ended June 30, 2017 and 2016, we paid nil and $0.2 million, respectively, related to these acquisitions. At June 30, 2017, the remaining estimated contingent payments were $0.2 million.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended June 30, 2017 or 2016. At June 30, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Inventory

Gross trade accounts receivable increased to $38.0 million at June 30, 2017 from $37.0 million at December 31, 2016 reflecting the seasonal increase in GRE’s monthly revenues in the three months ended June 30, 2017 compared to the three months ended December 31, 2016.

Inventory of natural gas increased to $0.8 million at June 30, 2017 from $0.6 million at December 31, 2016 due to a 77% increase in the average unit cost, partially offset by a 29% decrease in quantity at June 30, 2017 compared to December 31, 2016. Inventory at June 30, 2017 and December 31, 2016 also included $3.9 million and $5.4 million, respectively, in renewable energy credits.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at June 30, 2017:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$30.6	$24.6	$6.0	$—	$—
Renewable energy credit purchase obligations	35.7	8.5	19.6	7.6	—
Revolving line of credit (1)	3.5	0.4	3.1	—	—
Operating leases	0.5	0.2	0.2	0.1	—
Other obligations (2)(3)	1.5	1.5	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (4)(5)	$71.8	$35.2	$28.9	$7.7	$—

(1)	The above table includes principal outstanding at June 30, 2017 plus estimated interest and fees.

(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDT Energy Network due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include an aggregate of £5,065,000 ($6.6 million at June 30, 2017) to be funded by our subsidiary, Genie Energy UK Ltd., between September 1, 2017 and August 1, 2018, contingent on the achievement of performance based milestones by our United Kingdom joint venture, due to the uncertainty of the amount and/or timing of any payments.

(4)	The above table does not include an aggregate of $12.6 million in performance bonds at June 30, 2017 due to the uncertainty of the amount and/or timing of any payments.

(5)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2017 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers and for certain utility companies. At June 30, 2017, GRE had aggregate performance bonds of $12.6 million outstanding.

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

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2017 had remained the same as in the six months ended June 30, 2016, our gross profit from electricity sales would have increased by $14.6 million in the six months ended June 30, 2017 and our gross profit from natural gas sales would have decreased by $0.8 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at June 30, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2017	304,000 MWh
Electricity	August 2017	549,700 MWh
Electricity	September 2017	80,000 MWh
Electricity	October 2017	241,120 MWh
Electricity	November 2017	230,160 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	362,560 MWh
Electricity	February 2018	329,600 MWh
Electricity	March 2018	285,120 MWh
Electricity	April 2018	67,200 MWh
Electricity	May 2018	70,400 MWh
Electricity	June 2018	67,200 MWh
Electricity	July 2018	151,200 MWh
Electricity	August 2018	165,600 MWh
Electricity	September 2018	92,800 MWh
Electricity	October 2018	147,200 MWh
Electricity	November 2018	134,400 MWh
Electricity	December 2018	128,000 MWh
Natural gas	September 2017	600,000 Dth
Natural gas	October 2017	200,000 Dth
Natural gas	November 2017	800,000 Dth
Natural gas	December 2017	700,000 Dth
Natural gas	February 2018	929,000 Dth
Natural gas	March 2018	600,000 Dth
Natural gas	April 2018	200,000 Dth
Natural gas	July 2018	800,000 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of a material weakness in our internal control over financial reporting relating to management review controls associated with the completeness and accuracy of computations relating to domestic and foreign income tax accounts and disclosures. This material weakness was initially identified as of December 31, 2016. Notwithstanding this material weakness, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2017	—	$—	—	6,896,669
May 1–31, 2017	—	$—	—	6,896,669
June 1–30, 2017	—	$—	—	6,896,669
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

August 9, 2017	By:	/s/ Howard S. Jonas
Howard S. Jonas Chief Executive Officer

August 9, 2017	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

