Form 10-Q
period 2017-09-30
Genie Energy Ltd.
filed 2017-11-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐  No  ☒

As of November 7, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,270,088 shares outstanding (excluding 330,915 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$29,390	$35,192
Restricted cash—short-term	206	10,813
Trade accounts receivable, net of allowance for doubtful accounts of $730 and $171 at September 30, 2017 and December 31, 2016, respectively	34,699	36,858
Inventory	4,861	5,989
Prepaid expenses	7,249	4,026
Other current assets	3,790	4,932
Total current assets	80,195	97,810
Property and equipment, net	4,194	1,617
Capitalized exploration costs—unproved oil and gas property	5,741	—
Goodwill	9,998	8,728
Other intangibles, net	5,202	4,277
Investment in joint venture	1,116	—
Restricted cash—long-term	1,491	1,047
Deferred income tax assets, net	2,324	1,781
Other assets	9,949	6,553
Total assets	$120,210	$121,813
Liabilities and equity
Current liabilities:
Revolving line of credit	$—	$711
Trade accounts payable	15,341	17,274
Accrued expenses	27,322	16,301
Income taxes payable	1,105	2,426
Due to IDT Corporation	193	141
Other current liabilities	3,256	4,292
Total current liabilities	47,217	41,145
Revolving line of credit	2,512	—
Other liabilities	1,218	803
Total liabilities	50,947	41,948
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2017 and December 31, 2016	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2017 and December 31, 2016	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,601 and 23,274 shares issued and 23,270 and 23,073 shares outstanding at September 30, 2017 and December 31, 2016, respectively	236	233
Additional paid-in capital	131,778	128,243
Treasury stock, at cost, consisting of 331 shares and 201 shares of Class B common stock at September 30, 2017 and December 31, 2016, respectively	(2,428)	(1,599)
Accumulated other comprehensive income	2,813	1,465
Accumulated deficit	(65,449)	(51,567)
Total Genie Energy Ltd. stockholders’ equity	86,709	96,534
Noncontrolling interests:
Noncontrolling interests	(15,779)	(15,002)
Receivable for issuance of equity	(1,667)	(1,667)
Total noncontrolling interests	(17,446)	(16,669)
Total equity	69,263	79,865
Total liabilities and equity	$120,210	$121,813

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues:
Electricity	$66,189	$55,057	$163,636	$138,494
Natural gas	2,787	1,766	26,045	20,913
Other	497	330	1,445	1,186
Total revenues	69,473	57,153	191,126	160,593
Cost of revenues	(47,694)	(36,946)	(132,371)	(98,223)
Gross profit	21,779	20,207	58,755	62,370
Operating expenses, (gains) and losses:
Selling, general and administrative (i)	19,464	14,945	63,008	46,888
Research and development	—	—	—	210
Exploration	753	1,323	2,556	4,439
Gain on consolidation of AMSO, LLC	—	—	—	(1,262)
Equity in the net loss of joint ventures	159	—	159	222
Write-off of capitalized exploration costs	—	41,041	—	41,041
Income (loss) from operations	1,403	(37,102)	(6,968)	(29,168)
Interest income	51	70	207	257
Other (expense) income, net	(58)	333	(620)	171
Income (loss) before income taxes	1,396	(36,699)	(7,381)	(28,740)
Provision for income taxes	(421)	(475)	(453)	(2,165)
Net income (loss)	975	(37,174)	(7,834)	(30,905)
Net (income) loss attributable to noncontrolling interests	(197)	5,035	626	7,198
Net income (loss) attributable to Genie Energy Ltd.	778	(32,139)	(7,208)	(23,707)
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net income (loss) attributable to Genie Energy Ltd. common stockholders.	$408	$(32,509)	$(8,319)	$(24,818)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.02	$(1.43)	$(0.35)	$(1.09)
Diluted	$0.02	$(1.43)	$(0.35)	$(1.09)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	23,567	22,813	23,495	22,800
Diluted	24,158	22,813	23,495	22,800

Dividends declared per common share	$0.075	$0.06	$0.225	$0.18
(i) Stock-based compensation included in selling, general and administrative expenses	$1,411	$1,161	$3,796	$3,497

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$975	$(37,174)	$(7,834)	$(30,905)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(119)	982	763	1,389
Comprehensive income (loss)	856	(36,192)	(7,071)	(29,516)
Comprehensive (income) loss attributable to noncontrolling interests	(50)	5,035	1,211	7,193
Comprehensive income (loss) attributable to Genie Energy Ltd.	$806	$(31,157)	$(5,860)	$(22,323)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(7,834)	$(30,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,528	294
Provision for doubtful accounts receivable	392	5
Deferred income taxes	(543)	—
Stock-based compensation	3,796	3,497
Write-off of capitalized exploration costs	—	41,041
Gain from repayment of revolving credit loan payable	—	(200)
Loss on disposal of property	—	25
Gain on consolidation of AMSO, LLC	—	(1,262)
Equity in the net loss of joint ventures	159	222
Change in assets and liabilities, net of effect of acquisition:
Restricted cash	181	1,295
Trade accounts receivable	2,275	(5,904)
Inventory	1,128	4,599
Prepaid expenses	(3,150)	3,996
Other current assets and other assets	(2,127)	2,941
Trade accounts payable, accrued expenses and other current liabilities	8,840	(9,105)
Due to IDT Corporation	52	(378)
Income taxes payable	(1,320)	1,445
Net cash provided by operating activities	3,377	11,606
Investing activities
Capital expenditures	(3,248)	(449)
Investments in capitalized exploration costs—unproved oil and gas property	(5,531)	(12,884)
Acquisition, net of cash acquired	(3,717)	—
Investment in joint venture	(1,275)	—
Repayment of notes receivable	446	50
Proceeds from disposal of property	—	27
Purchase of certificates of deposit	—	(2,974)
Proceeds from maturities of certificates of deposit	—	11,900
Cash acquired from consolidation of AMSO, LLC	—	702
Capital contribution to AMSO, LLC received from Total	—	3,000
Capital contributions to AMSO, LLC	—	(63)
Net cash used in investing activities	(13,325)	(691)
Financing activities
Dividends paid	(6,674)	(5,547)
Purchases of equity of subsidiary	(312)	—
Proceeds from revolving line of credit	14,450	—
Repayment of revolving line of credit	(12,655)	(1,800)
Decrease in restricted cash	10,000	—
Exercise of stock options	109	—
Repurchases of Class B common stock from employees	(829)	(29)
Payment for acquisitions	—	(227)
Net cash provided by (used in) financing activities	4,089	(7,603)
Effect of exchange rate changes on cash and cash equivalents	57	203
Net (decrease) increase in cash and cash equivalents	(5,802)	3,515
Cash and cash equivalents at beginning of period	35,192	38,786
Cash and cash equivalents at end of period	$29,390	$42,301
Supplemental Schedule of Non-Cash Investing and Financing Activities
Liability incurred for acquisition	$151	$—
Class B common stock issued for GRE deferred stock units	$1,845	$—
Subsidiary equity grant reclassified to liability	$—	$1,689
Net assets excluding cash and cash equivalents of AMSO, LLC acquired	$—	$560

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company’s principal businesses consist of the following:

●	Genie Retail Energy operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, and Mirabito Natural Gas (“Mirabito”) (see Note 2), and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

●	Genie Oil and Gas is an oil and gas exploration company that consists of an 85.9% interest in Afek Oil and Gas, Ltd. (“Afek”), which operates an exploration project in the Golan Heights in Northern Israel, and certain inactive projects.

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

Note 2—Acquisition of Mirabito Natural Gas

On August 10, 2017, GRE acquired Mirabito Natural Gas, a Ft. Lauderdale, Florida-based natural gas supplier, from Angus Partners, LLC (“Angus”) for an aggregate cash payment of $3.9 million. Mirabito serves commercial and government customers throughout Florida. Mirabito’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

Also on August 10, 2017, GRE and Angus entered into a Management Agreement pursuant to which Angus will provide any and all functions required to run and operate Mirabito. The Management Agreement terminates in August 2021, unless otherwise terminated by GRE for failure to achieve the business profit thresholds contained in the Management Agreement. Angus will receive an annual management fee from GRE equal to the greater of 30% of the business profits of Mirabito, as defined, or $250,000.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (in thousands):

Trade accounts receivable	$509
Prepaid expenses	60
Non-compete agreement	5
Customer relationships	1,100
Patents and trademarks	760
Goodwill	1,270
Other assets	465
Trade accounts payable	(299)
Accrued expenses	(2)
Net assets excluding cash acquired	$3,868
Supplemental information:
Cash paid	$3,804
Cash acquired	(87)
Cash paid, net of cash acquired	3,717
Liability for working capital payment	151

Total consideration, net of cash acquired	$3,868

The goodwill resulting from the acquisition is primarily attributable to the existing workforce of the acquired entities and synergies expected from the combination of GRE and Mirabito’s REP businesses. This goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information of the Company as if the acquisition occurred on January 1, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues	$70,038	$58,204	$194,932	$164,308
Net income (loss)	$957	$(37,206)	$(7,734)	$(30,822)

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2017
Assets:
Derivative contracts	$167	$2,525	$—	$2,692
Liabilities:
Derivative contracts	$6	$1,539	$—	$1,545
December 31, 2016
Assets:
Derivative contracts	$256	$2,395	$—	$2,651
Liabilities:
Derivative contracts	$60	$1,667	$—	$1,727

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

Restricted cash—short-term and long-term, prepaid expenses, other current assets, revolving line of credit—current, due to IDT Corporation and other current liabilities. At September 30, 2017 and December 31, 2016, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and prepaid expenses, other current assets, revolving line of credit—current, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit—long-term and other liabilities. At September 30, 2017 and December 31, 2016, other assets included an aggregate of $0.7 million and $1.5 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving line of credit—long-term and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. The carrying amount of the revolving line of credit—long-term approximated fair value because it bears interest at a variable market rate.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2017 and December 31, 2016, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	October 2017	31,680 MWh
Electricity	November 2017	223,440 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	397,760 MWh
Electricity	February 2018	361,600 MWh
Electricity	March 2018	214,720 MWh
Electricity	July 2018	159,600 MWh
Electricity	August 2018	174,800 MWh
Electricity	October 2018	73,600 MWh
Electricity	November 2018	67,200 MWh
Electricity	December 2018	64,000 MWh
Natural gas	November 2017	1,230,000 Dth
Natural gas	December 2017	793,000 Dth
Natural gas	January 2018	155,000 Dth
Natural gas	February 2018	580,000 Dth

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$2,692	$2,651

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$1,545	$1,727

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Energy contracts and options	Cost of revenues	$(763)	$(1,183)	$(3,482)	$(381)

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

Afek has turned its operational focus to the Northern region of its license area. Afek views the Northern and Southern regions separately when evaluating its unproved properties. In 2017, Afek commenced drilling its sixth exploratory well – the first well in the Northern region of its license area. Afek expects to complete drilling of the well during the fourth quarter of 2017. At September 30, 2017 and December 31, 2016, the Company had capitalized exploration costs of $5.7 million and nil, respectively, related to activities at Afek. In the three months ended September 30, 2017 and 2016, the Company recognized exploration expense of $0.8 million and $1.3 million, respectively, and in the nine months ended September 30, 2017 and 2016, the Company recognized exploration expense of $2.6 million and $4.4 million, respectively.

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

Note 6—Investment in Joint Venture

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture that intends to offer electricity and natural gas service to residential and small business customers in the United Kingdom. At September 30, 2017, GEUK had contributed $1.3 million to Shoreditch, and GEUK will contribute an additional aggregate of up to £4.2 million ($5.7 million at September 30, 2017) by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones. EGC will contribute an aggregate of up to £1.7 million ($2.2 million at September 30, 2017) to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones.

GEUK owns 65% of the equity of Shoreditch and EGC owns 35% of the equity. Shoreditch is a separate legal entity under the joint control of GEUK and EGC. GEUK and EGC each appoint two members of Shoreditch’s Board of Directors, and jointly control Shoreditch through their participation on the Board, which makes all operating decisions. GEUK therefore accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch.

GEUK accounts for the difference between the purchase price of Shoreditch’s equity and its share of the underlying equity in the net assets of Shoreditch as if Shoreditch were a consolidated subsidiary. The difference of $0.5 million was allocated to goodwill. The goodwill relates to EGC’s contribution to Shoreditch of their knowledge, experience and detailed business plan for operating a REP in the United Kingdom.

The following table summarizes the change in the balance of GEUK’s investment in Shoreditch in the nine months ended September 30, 2017 (in thousands):

Balance, beginning of period	$—
Capital contributions	1,275
Equity in the net loss of joint venture	(159)
Balance, end of period	$1,116

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating expenses:
Selling, general and administrative	$244	$—	$244	$—
Loss from operations	(244)	—	(244)	—
Other income	—	—	—	—
Net loss	$(244)	$—	$(244)	$—

Note 7—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2017
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2016	$96,534	$(16,669)	$79,865
Dividends on preferred stock	(1,111)	—	(1,111)
Dividends on common stock ($0.225 per share)	(5,563)	—	(5,563)
Exercise of stock options	109	—	109
Restricted Class B common stock purchased from employees	(829)	—	(829)
Purchases of equity of subsidiary	(746)	434	(312)
Class B common stock issued for GRE deferred stock units	1,845	—	1,845
Stock-based compensation	2,330	—	2,330
Comprehensive loss:
Net loss	(7,208)	(626)	(7,834)
Foreign currency translation adjustments	1,348	(585)	763
Comprehensive loss	(5,860)	(1,211)	(7,071)
Balance, September 30, 2017	$86,709	$(17,446)	$69,263

Dividend Payments

In the nine months ended September 30, 2017 and 2016, the Company paid aggregate quarterly Base Dividends of $0.4782 per share on its Series 2012-A Preferred Stock (“Preferred Stock”), or $1.1 million in total. On October 19, 2017, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2017. The dividend will be paid on or about November 15, 2017 to stockholders of record as of the close of business on November 1, 2017.

In the nine months ended September 30, 2017, the Company paid aggregate quarterly dividends of $0.225 per share on its Class A common stock and Class B common stock, or $5.6 million in total. In the nine months ended September 30, 2016, the Company paid aggregate quarterly dividends of $0.18 per share on its Class A common stock and Class B common stock, or $4.4 million in total. On November 1, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the third quarter of 2017. The dividend will be paid on or about November 17, 2017 to stockholders of record as of the close of business on November 13, 2017.

Exercise of Stock Options

In the nine months ended September 30, 2017, the Company received proceeds of $0.1 million from the exercise of stock options for which the Company issued 15,855 shares of its Class B common stock. There were no stock option exercises in the nine months ended September 30, 2016.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the nine months ended September 30, 2017 or 2016. At September 30, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended September 30, 2017, the Company paid $0.8 million to repurchase 129,898 shares of its Class B common stock. In the nine months ended September 30, 2016, the Company paid $29,000 to repurchase 3,096 shares of its Class B common stock. These shares were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Purchases of Equity of Subsidiary

In the nine months ended September 30, 2017, GOGAS purchased from employees of Afek a 1.15% fully vested interest in Afek for $0.3 million in cash.

Issuance of Class B Common Stock

GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees of the Company in shares of the Company’s Class B common stock or cash. In August 2017, the Company issued 287,233 shares of the Company’s Class B common stock in exchange for 26.1 vested deferred stock units of GRE. The aggregate fair value of the shares of the Company’s Class B common stock issued was $1.8 million.

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

Net income (loss) related to CCE and aggregate net funding repaid to (provided by) the Company in order to finance CCE’s operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$312	$841	$(21)	$(885)
Aggregate funding repaid to (provided by) the Company, net	$173	$617	$202	$(381)

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Assets
Cash and cash equivalents	$55	$150
Restricted cash	17	17
Trade accounts receivable	831	1,008
Prepaid expenses	442	450
Other current assets	28	26
Other assets	440	439
Total assets	$1,813	$2,090
Liabilities and noncontrolling interests
Current liabilities	$653	$707
Due to IDT Energy	1,096	1,298
Noncontrolling interests	64	85
Total liabilities and noncontrolling interests	$1,813	$2,090

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 8— Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	23,567	22,813	23,495	22,800
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	591	—	—	—
Diluted weighted-average number of shares	24,158	22,813	23,495	22,800

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	383	414	383	414
Non-vested restricted Class B common stock	—	1,829	1,205	1,829
Shares excluded from the calculation of diluted earnings per share	383	2,243	1,588	2,243

In the three months ended September 30, 2017, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. In the nine months ended September 30, 2017, and the three and nine months ended September 30, 2016, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amount IDT charged the Company	$313	$406	$1,203	$1,342
Amount the Company charged IDT	$116	$151	$346	$425

Note 10—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE operates REPs, including IDT Energy, Residents Energy, Town Square Energy, and Mirabito, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States. GRE has outstanding deferred stock units granted to officers and employees that represent an aggregate interest of 1.25% of the equity of GRE. The Afek segment is comprised of the Company’s 85.9% interest in Afek, which operates an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects including AMSO, LLC, Genie Mongolia, and IEI. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended September 30, 2017
Revenues	$69,473	$—	$—	$—	$69,473
Income (loss) from operations	4,773	(1,011)	(158)	(2,201)	1,403
Exploration	—	753	—	—	753
Equity in the net loss of Shoreditch	159	—	—	—	159

Three Months Ended September 30, 2016
Revenues	$57,153	$—	$—	$—	$57,153
Income (loss) from operations	7,893	(42,666)	(148)	(2,181)	(37,102)
Exploration	—	1,323	—	—	1,323
Write-off of capitalized exploration costs	—	41,041	—	—	41,041

Nine Months Ended September 30, 2017
Revenues	$191,126	$—	$—	$—	$191,126
Income (loss) from operations	4,352	(3,611)	(350)	(7,359)	(6,968)
Exploration	—	2,556	—	—	2,556
Equity in the net loss of Shoreditch	159	—	—	—	159

Nine Months Ended September 30, 2016
Revenues	$160,593	$—	$—	$—	$160,593
Income (loss) from operations	23,760	(46,281)	221	(6,868)	(29,168)
Research and development	—	—	210	—	210
Exploration	—	4,439	—	—	4,439
Write-off of capitalized exploration costs	—	41,041	—	—	41,041
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262
Equity in the net loss of AMSO, LLC	—	—	222	—	222

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
September 30, 2017	$98,181	$13,491	$5,913	$2,625	$120,210

December 31, 2016	87,539	6,685	$12,224	15,365	121,813

Note 11—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. The parties participated in mediation, and subsequently entered into a Settlement Agreement (see below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). On February 22, 2016, IDT Energy moved to dismiss the amended complaint, and the named plaintiff opposed that motion. The parties participated in mediation, and subsequently entered into a Settlement Agreement (see below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. The parties were engaged in discovery prior to the mediation described below. On April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. On June 27, 2016, defendants Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. filed a motion to dismiss the amended complaint. On August 26, 2016, the named plaintiff opposed that motion and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. The Court granted the motion to dismiss, but the parties agreed to set aside that decision to give the plaintiff an opportunity to submit opposition papers that had not been considered by the Court in rendering its decision. The parties participated in mediation, and subsequently entered into a Settlement Agreement (see below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 5, 2017, the Company entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in Pennsylvania, New York, and New Jersey described above. The Company does not believe that there was any wrongdoing on its part, and is entering into this settlement to further its efforts to address its customers’ concerns. Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could be asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs as well as the cost of a claims administrator for administrating the claims process. The Company estimated, based in part on historical participation rates that its total settlement payment will be approximately $9 million, although it is reasonably possible that the total payments could reach $10.1 million. In the nine months ended September 30, 2017, in the consolidated statement of operations, the Company recorded a revenue reduction of $3.6 million and an expense of $5.4 million that is included in “Selling, general and administrative expense”, and a liability of $9.0 million that is included in “Accrued expenses” in the consolidated balance sheet. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement was preliminarily approved by the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On June 20, 2014, the Pennsylvania Attorney General’s Office (“AG”) and the Acting Consumer Advocate (“OCA”) filed a Joint Complaint against IDT Energy, Inc. with the Pennsylvania Public Utility Commission (“PUC”). In the Joint Complaint, the AG and the OCA alleged, among other things, various violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law, the Telemarketing Registration Act and the PUC’s regulations. IDT Energy reached an agreement in principle on a settlement with the AG and the OCA to terminate the litigation with no admission of liability or finding of wrongdoing by IDT Energy. On August 4, 2015, IDT Energy, the AG, and the OCA filed a Joint Petition to the Pennsylvania PUC seeking approval of the settlement terms. Under the settlement, IDT Energy will issue additional refunds to its Pennsylvania customers who had variable rates for electricity supply in January, February and March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. The settlement was approved by the Pennsylvania PUC on July 8, 2016. In July 2016, IDT Energy paid the agreed-upon $2.4 million for additional customer refunds to a refund administrator.

In the fourth quarter of 2015, the Company received a request for information from the New Jersey Office of the Attorney General. The Company responded to the inquiry. The Company has recently been engaged in discussions with the New Jersey Office of the Attorney General regarding concerns raised by the New Jersey Board of Public Utilities and Division of Consumer Affairs related to energy supply charges issued to the Company’s retail customers during the first quarter of 2014 and have reached a tentative agreement in principle. In the three months ended September 30, 2017, the Company accrued $1.5 million of estimated loss related to this matter. The Company recorded a revenue reduction in the consolidated statement of operations of $1.3 million relating to refunds to customers and an expense of $0.2 million for related fees that is included in “Selling, general and administrative expense,” and a liability of $1.5 million that is included in “Accrued expenses” in the consolidated balance sheet.

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in November-December 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. The Company is evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, and September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the Court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued an order (the “2016 Order”) prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. After an agreed-upon delay, on July 5, 2017, the New York State Supreme Court, Albany County, denied interested parties’ efforts to invalidate the 2016 Order, and the 2016 Order began to be implemented on July 26, 2017. Several REPs have appealed the Supreme Court’s Order to the Appellate Division, Third Department. Pending the outcome of the appeal, low-income customers in New York are forbidden to select a REP for either their electricity or natural gas supply.

A putative class action on behalf of the affected low-income assistance program participants was filed in the United States District Court for the Northern District of New York. On October 20, 2017, the plaintiffs secured a temporary stay of the 2016 Order from the Second Circuit Court of Appeals, pending appeal of the district court’s order denying their request to enjoin the PSC from implementing its order. The motion for stay pending appeal is expected to be decided in short order by a three-judge panel.

Unless that temporary stay of the 2016 Order is extended by the United States District Court, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility in the next several weeks. The Company estimates that if the order is implemented in the current form, it will impact customers representing approximately 4-6% of the total volume of electricity and natural gas sold by the REPs operated by the Company. Additionally, this ruling will impact the Company’s ability to sign new customers in New York as the potential customer pool will be smaller. If challenges to the 2016 Order as currently structured are not successful, the combination of customers who have returned to the utility and the potential customer pool market in New York could have a material adverse impact on the Company’s future results.

Purchase Commitments

The Company had purchase commitments of $23.9 million at September 30, 2017, of which $22.2 million was for future purchases of electricity. The purchase commitments outstanding at September 30, 2017 are expected to be paid as follows: $19.0 million in the twelve months ending September 30, 2018, $4.6 million in the twelve months ending September 30, 2019, and $0.3 million in the twelve months ending September 30, 2020.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2017, GRE had commitments to purchase renewable energy credits of $27.1 million.

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

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs and for certain utility companies. At September 30, 2017, GRE had aggregate performance bonds of $11.6 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”). The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, IDT Energy purchases electricity and natural gas at market rate plus a fee. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2017, the Company was in compliance with such covenants. At September 30, 2017, restricted cash—short-term of $0.2 million and trade accounts receivable of $26.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million at September 30, 2017.

Note 12—Revolving Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC (“Vantage”) for a $20 million revolving line of credit. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.7 million that was previously outstanding under a credit facility between Retail Energy Holdings, LLC (“REH”), a subsidiary of the Company that operates as Town Square Energy, and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At September 30, 2017, $2.5 million was outstanding under the revolving line of credit and the effective interest rate was 5.82% per annum. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

REH had a Credit Agreement with Vantage for a revolving line of credit for up to a maximum principal amount of $7.5 million (see above). The principal outstanding incurred interest at one-month LIBOR plus 5.25% per annum, payable monthly. The outstanding principal and any accrued and unpaid interest was due on the maturity date of October 31, 2017. At December 31, 2016, $0.7 million was outstanding under the line of credit.

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

Note 13—Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company expects to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company plans to use the modified retrospective approach for the adoption of the standard. The Company is in the process of evaluating the impact that the standard will have on its consolidated financial statements. Based on the Company’s assessment to date, the main areas of potential impact of the new standard relate to accounting for customer acquisition costs and rebate programs. At this stage of the implementation process, the Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

In January 2016, the FASB issued an Accounting Standards Update (“ASU”) to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on January 1, 2018. The Company does not expect this ASU will have a significant impact on its consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company will adopt the amendments in this ASU on January 1, 2018. The adoption will impact the Company’s accounting for acquisitions and disposals of assets or businesses on a prospective basis, however there will be no impact on the Company’s historical consolidated financial statements.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on January 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. Our principal businesses consist of the following:

•	GRE, which owns and operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, Town Square Energy, or TSE, and Mirabito Natural Gas, or Mirabito, and energy brokerage and marketing services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States; and

•	GOGAS, which is an oil and gas exploration company that consists of an 85.9% interest in Afek Oil and Gas, Ltd., or Afek, which operates an exploration project in the Golan Heights in Northern Israel, and certain inactive projects.

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

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Nine Months Ended September 30,
	2017	2016
Con Edison	16%	21%
ComEd	11%	13%

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at September 30, 2017 and December 31, 2016 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at September 30, 2017 or December 31, 2016):

	September 30, 2017	December 31, 2016
Con Edison	16%	15%
ComEd	na	10%

na - less than 10% of consolidated gross trade accounts receivable

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in November-December 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. We are evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On July 14, 2016, and September 19, 2016, the PSC issued orders restricting REPs, including those owned by GRE, from serving customers enrolled in New York’s utility low-income assistance programs. Representatives of the REP industry challenged the ruling in New York State Supreme Court, Albany County, and, on September 27, 2016, the Court issued an order temporarily restraining the PSC from implementing the July and September orders. On December 16, 2016, the PSC issued an order, the 2016 Order, prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. After an agreed-upon delay, on July 5, 2017, the New York State Supreme Court, Albany County, denied interested parties’ efforts to invalidate the 2016 Order, and the 2016 Order began to be implemented on July 26, 2017. Several REPs have appealed the Supreme Court’s Order to the Appellate Division, Third Department. Pending the outcome of the appeal, low-income customers in New York are forbidden to select a REP for either their electricity or natural gas supply.

A putative class action on behalf of the affected low-income assistance program participants was filed in the United States District Court for the Northern District of New York. On October 20, 2017, the plaintiffs secured a temporary stay of the 2016 Order from the Second Circuit Court of Appeals, pending appeal of the district court’s order denying their request to enjoin the PSC from implementing its order. The motion for stay pending appeal is expected to be decided in short order by a three-judge panel.

Unless that temporary stay of the 2016 Order is extended by the United States District Court, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility in the next several weeks. We estimate that if the order is implemented in the current form, it will impact customers representing approximately 4-6% of the total volume of electricity and natural gas sold by the REPs operated by us. Additionally, this ruling will impact our ability to sign new customers in New York as the potential customer pool will be smaller. If challenges to the 2016 Order as currently structured are not successful, the combination of customers who have returned to the utility and the potential customer pool market in New York could have a material adverse impact on our future results.

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

Afek has turned its operational focus to the Northern region of its license area. The data analyzed to date suggests that the Southern block resources may extend Northward at depths potentially sufficient to have induced a greater level of maturation of the resource. To validate this hypothesis, in 2017, Afek commenced drilling its sixth exploratory well – the first well in the Northern region of its license area. Afek expects to complete drilling of this well during the fourth quarter of 2017.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We expect to adopt this standard on January 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We plan to use the modified retrospective approach for the adoption of the standard. We are in the process of evaluating the impact that the standard will have on our consolidated financial statements. Based on our assessment to date, the main areas of potential impact of the new standard relate to accounting for customer acquisition costs and rebate programs. At this stage of the implementation process, we cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

In January 2016, the FASB issued an Accounting Standards Update, or ASU, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on January 1, 2018. We do not expect this ASU will have a significant impact on our consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on January 1, 2018. The adoption will impact our accounting for acquisitions and disposals of assets or businesses on a prospective basis, however there will be no impact on our historical consolidated financial statements.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for us on January 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. We are evaluating the impact that this ASU will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues:
Electricity	$66.2	$55.0	$11.2	20.2%	$163.6	$138.5	$25.1	18.2%
Natural gas	2.8	1.8	1.0	57.8	26.0	20.9	5.1	24.5
Other	0.5	0.3	0.2	50.8	1.5	1.2	0.3	21.9
Total revenues	69.5	57.1	12.4	21.6	191.1	160.6	30.5	19.0
Cost of revenues	47.7	36.9	10.8	29.1	132.3	98.2	34.1	34.8
Gross profit	21.8	20.2	1.6	7.8	58.8	62.4	(3.6)	(5.8)
Selling, general and administrative expenses	16.8	12.3	4.5	36.8	54.2	38.6	15.6	40.5
Equity in net loss of joint venture	0.2	—	0.2	nm	0.2	—	0.2	nm
Income from operations	$4.8	$7.9	$(3.1)	(39.5)%	$4.4	$23.8	$(19.4)	(81.7)%

nm—not meaningful

On August 10, 2017, GRE acquired Mirabito Natural Gas, a Ft. Lauderdale, Florida-based natural gas supplier that serves commercial and government customers throughout Florida. Mirabito’s operating results from the date of acquisition, which were not significant, are included in our results of operations.

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

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q). We estimated, based in part on historical participation rates that our total settlement payment will be approximately $9 million, although it is reasonably possible that the total payments could reach $10.1 million. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. In the nine months ended September 30, 2017, we recorded a revenue reduction of $3.6 million for estimated payments to customers, of which $3.1 million reduced electricity revenues and $0.5 million reduced natural gas revenues, and an expense of $5.4 million that is included in “Selling, general and administrative expense.”

We have recently been engaged in discussions with the New Jersey Office of the Attorney General regarding concerns raised by the New Jersey Board of Public Utilities and Division of Consumer Affairs related to energy supply charges issued to our retail customers during the first quarter of 2014 (see “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q) and have reached a tentative agreement in principle.  In the three months ended September 30, 2017, we accrued $1.5 million of estimated loss related to this matter. We recorded a revenue reduction of $1.3 million relating to refunds to customers, of which half reduced electricity revenues and half reduced natural gas revenues, and an expense of $0.2 million for related fees that is included in “Selling, general and administrative expense.”

Revenues. GRE’s electricity revenues increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 because of the acquisition of REH in November 2016, which added an average of approximately 75,300 and 61,500 electricity-only customers in the three and nine months ended September 30, 2017, respectively, and $14.1 million and $35.3 million in electricity revenues in the three and nine months ended September 30, 2017, respectively. Electricity consumption by GRE’s REP customers, including by TSE’s electricity customers, increased 13.4% and 20.9% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity consumption reflected the increases in average meters served, which increased 28.3% and 23.6% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, although average consumption per meter decreased 11.6% and 2.1% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity revenues in the three months ended September 30, 2017 compared to the same period in 2016 was also due to an increase in the average rate charged to customers, which increased 6.0% in the three months ended September 30, 2017 compared to the same period in 2016. The increase in electricity revenues in the nine months ended September 30, 2017 compared to the same period in 2016 was partially offset by a reduction of $3.1 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. The average rate charged to customers decreased 2.3% in the nine months ended September 30, 2017 compared to the same period in 2016, mostly due to the this revenue reduction.

GRE's natural gas revenues increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 because of an increase in the average rate charged to customers. In addition, the Mirabito acquisition in August 2017 added $0.7 million in natural gas revenues in the three and nine months ended September 30, 2017, which was offset by the reduction of $0.7 million in the three and nine months ended September 30, 2017 for the pending regulatory matter in New Jersey described above. The average rate charged to customers increased 35.6% and 32.6% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 reflecting an increase in the underlying commodity cost. In addition, in the three months ended September 30, 2017 compared to the same period in 2016, natural gas consumption by customers of GRE’s REPs, including by Mirabito’s natural gas customers, increased 16.4% and average consumption per meter increased 16.8%, although meters served decreased 0.4%. In the nine months ended September 30, 2017 compared to the same period in 2016, the increase in GRE's natural gas revenues was partially offset by a reduction of $0.5 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above, and by a 6.1% decrease in natural gas consumption, including by Mirabito’s natural gas customers. The decrease in natural gas consumption reflected the 2.2% decrease in natural gas meters served in the nine months ended September 30, 2017 compared to the same period in 2016, and lower average consumption per meter, which decreased 4.0% in the nine months ended September 30, 2017 compared to the same period in 2016.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(in thousands)
Meters at end of quarter:
Electricity customers	330	317	307	296	263
Natural gas customers	116	113	111	116	120
Total meters	446	430	418	412	383

The total meters at September 30, 2017 and December 31, 2016 included TSE’s respective approximate 78,500 and 44,500 electric-only meters, and Mirabito’s approximately 900 natural gas-only meters at September 30, 2017. Gross meter acquisitions in the three months ended September 30, 2017 and 2016 were 111,300 (including TSE’s and Mirabito’s gross meter acquisitions) and 58,000, respectively. Gross meter acquisitions in the nine months ended September 30, 2017 and 2016 were 293,100 (including TSE’s and Mirabito’s gross meter acquisitions) and 181,000, respectively. In response to the New York PSC developments discussed above, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impact of the New York PSC’s orders on our New York operations. Meters served increased by 16,000 or 3.7% at September 30, 2017 from June 30, 2017 compared to a decrease of 7,000 or 1.6% at September 30, 2016 from June 30, 2016, and increased by 34,000 or 8.1% at September 30, 2017 from December 31, 2016 compared to a decrease of 9,000 or 2.3% at September 30, 2016 from December 31, 2015. Average monthly churn increased to 6.9% in the three months ended September 30, 2017 from 6.0% in the three months ended September 30, 2016, and increased to 6.4% in the nine months ended September 30, 2017 from 5.9% in the nine months ended September 30, 2016. Note that in 2017, GRE modified its method of calculating churn and the figures for all periods presented reflect the revised methodology.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(in thousands)
RCEs at end of quarter:
Electricity customers	243	219	220	218	174
Natural gas customers	82	70	67	65	67
Total RCEs	325	289	287	283	241

Total RCEs at September 30, 2017 and December 31, 2016 included TSE’s approximately 69,200 and 50,600 electric-only RCEs, respectively, and Mirabito’s approximately 12,800 natural gas-only RCEs at September 30, 2017. Exclusive of the impact of the TSE and Mirabito acquisitions on RCEs and meters, RCEs increased at September 30, 2017 compared to September 30, 2016 primarily due to an increase in natural gas RCEs.

Other revenue in the three and nine months ended September 30, 2017 and 2016 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Cost of revenues:
Electricity	$45.2	$35.0	$10.2	29.2%	$112.7	$83.1	$29.6	35.7%
Natural gas	2.3	1.8	0.5	24.7	19.0	14.7	4.3	29.4
Other	0.2	0.1	0.1	79.1	0.6	0.4	0.2	41.8
Total cost of revenues	$47.7	$36.9	$10.8	29.1%	$132.3	$98.2	$34.1	34.8%

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Gross margin percentage:
Electricity	31.6%	36.4%	(4.8)%	31.1%	40.0%	(8.9)%
Natural gas	18.8	(2.7)	21.5	27.1	29.8	(2.7)
Other	62.9	68.7	(5.8)	57.1	63.1	(6.0)
Total gross margin percentage	31.3%	35.4%	(4.1)%	30.7%	38.8%	(8.1)%

Cost of revenues for electricity increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily because of the acquisition of REH in November 2016, which added $12.4 million and $30.3 million in cost of revenues for electricity in the three and nine months ended September 30, 2017, respectively. Electricity consumption by GRE’s REP customers in the three and nine months ended September 30, 2017 compared to the same periods in 2016 increased 13.4% and 20.9%, respectively, including consumption from TSE’s electricity customers. The average unit cost of electricity increased 13.9% and 12.2% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Gross margin on electricity sales decreased in the three months ended September 30, 2017 compared to the same period in 2016 because the average unit cost of electricity increased more than the average rate charged to customers. Gross margin on electricity sales decreased in the nine months ended September 30, 2017 compared to the same period in 2016 because the average rate charged to customers decreased and the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily because the average unit cost of natural gas increased, and because the Mirabito acquisition in August 2017 added $0.3 million in cost of revenues for natural gas in the three and nine months ended September 30, 2017. The average unit cost of natural gas increased 7.1% and 37.8% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Natural gas consumption by GRE’s REP customers increased 16.4% in the three months ended September 30, 2017 compared to the same period in 2016, and decreased 6.1% in the nine months ended September 30, 2017 compared to the same period in 2016. Gross margin on natural gas sales increased in the three months ended September 30, 2017 compared to the same period in 2016 because the average rate charged to customers increased more than the average unit cost of natural gas. Gross margin on natural gas sales decreased in the nine months ended September 30, 2017 compared to the same period in 2016 because the average unit cost of natural gas increased more than the average rate charged to customers.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was due to an increase in customer acquisition costs, which was reflected in the increase in gross meter acquisitions, and an increase in amortization expense from the amortization of the intangible assets acquired in the REH acquisition, as well as increases in payroll expense and consulting and professional fees. In addition, the increase in selling, general and administrative expense in the nine months ended September 30, 2017 compared to the same period in 2016 was due to the accrual of $5.4 million for the settlement of various class action lawsuits described above. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 21.5% in the three months ended September 30, 2016 to 24.3% in the three months ended September 30, 2017, and increased from 24.0% in the nine months ended September 30, 2016 to 28.4% in the nine months ended September 30, 2017.

Equity in net loss of joint venture. On July 17, 2017, our subsidiary, Genie Energy UK Ltd., or GEUK, entered into a definitive agreement with Energy Global Investments Pty Ltd, or EGC, to launch Shoreditch Energy Limited, or Shoreditch, a joint venture that intends to offer electricity and natural gas service to residential and small business customers in the United Kingdom. GEUK accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch’s net loss from its inception to September 30, 2017 was $0.2 million.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative	$0.2	$0.3	$(0.1)	(14.4)%	$1.0	$0.8	$0.2	32.1%
Exploration	0.8	1.3	(0.5)	(43.0)	2.6	4.4	(1.8)	(42.4)
Write-off of capitalized exploration costs	—	41.0	(41.0)	(100.0)	—	41.0	(41.0)	(100.0)
Loss from operations	$1.0	$42.6	$(41.6)	(97.6)%	$3.6	$46.2	$(42.6)	(92.2)%

General and Administrative. General and administrative expense decreased in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in payroll expense. General and administrative expense increased in the nine months ended September 30, 2017 compared to the same period in 2016 primarily because of a reduction in the amount of costs classified as exploration expense and capitalized exploration costs.

Exploration.  In February 2015, Afek began drilling its first exploratory well in Northern Israel’s Golan Heights. To date, Afek has completed drilling five wells in the Southern region of its license area. Afek has turned its operational focus to the Northern region of its license area. In 2017, Afek commenced drilling its sixth exploratory well – the first well in the Northern region of its license area. In late May 2017, drilling operations at the sixth well were suspended following an accident at the site. Following investigations, equipment repairs and testing of the equipment on the site, Afek was authorized to resume operations and drilling. Afek has resumed drilling and expects to complete drilling of the well during the fourth quarter of 2017.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative	$(0.2)	$(0.1)	$(0.1)	(7.3)%	$(0.3)	$(0.7)	$0.4	42.5%
Research and development	—	—	—	—	—	(0.2)	0.2	100.0
Gain on consolidation of AMSO, LLC	—	—	—	—	—	1.3	(1.3)	(100.0)
Equity in net loss of AMSO, LLC	—	—	—	—	—	(0.2)	0.2	100.0
(Loss) income from operations	$(0.2)	$(0.1)	$(0.1)	(7.3)%	$(0.3)	$0.2	$(0.5)	(258.5)%

General and Administrative. General and administrative expense increased in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in stock-based compensation. General and administrative expense decreased in the nine months ended September 30, 2017 compared to the same period in 2016 primarily because of decreases in payroll and severance expense.

Research and Development. Research and development expense in the nine months ended September 30, 2016 related to American Shale Oil, LLC, or AMSO, LLC, and Genie Mongolia. AMSO, LLC was our oil shale development project in Colorado. At December 31, 2016, the AMSO, LLC project was substantially decommissioned. Genie Mongolia had a joint geological survey agreement with the Republic of Mongolia to explore certain of that country’s oil shale deposits. In 2016, we suspended our operations in Mongolia.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative expenses and loss from operations	$2.2	$2.2	$—	(0.9)%	$7.4	$6.9	$0.5	7.2%

Corporate general and administrative expense was substantially unchanged in the three months ended September 30, 2017 compared to the same period in 2016 primarily because an increase in stock-based compensation was offset by a decrease in payroll expense. Corporate general and administrative expense increased in the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to severance expense that we accrued in 2017 for our former President. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 3.8% in the three months ended September 30, 2016 to 3.1% in the three months ended September 30, 2017, and decreased from 4.3% in the nine months ended September 30, 2016 to 3.8% in the nine months ended September 30, 2017.

Consolidated

Selling, General and Administrative. Pursuant to an agreement between us and IDT Corporation, or IDT, our former parent company, IDT charges us for services it provides, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. The amounts that IDT charged us, net of the amounts that we charged IDT, was $0.2 million and $0.3 million in the three months ended September 30, 2017 and 2016, respectively, and $0.9 million in both the nine months ended September 30, 2017 and 2016, which were included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.4 million and $1.2 million in the three months ended September 30, 2017 and 2016, respectively, and $3.8 million and $3.5 million in the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.1 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Income (loss) from operations	$1.4	$(37.1)	$38.5	103.8%	$(7.0)	$(29.2)	$22.2	76.1%
Interest income	0.1	0.1	—	(27.1)	0.2	0.3	(0.1)	(19.5)
Other (expense) income, net	(0.1)	0.3	(0.4)	(117.4)	(0.6)	0.2	(0.8)	(462.6)
Provision for income taxes	(0.4)	(0.5)	0.1	(11.4)	(0.4)	(2.2)	1.8	79.1
Net income (loss)	1.0	(37.2)	38.2	102.6	(7.8)	(30.9)	23.1	74.7
Net (income) loss attributable to noncontrolling interests	(0.2)	5.1	(5.3)	(103.9)	0.6	7.2	(6.6)	(91.3)
Net income (loss) attributable to Genie	$0.8	$(32.1)	$32.9	102.4%	$(7.2)	$(23.7)	$16.5	69.6%

Other (Expense) Income, net.  Other (expense) income, net included foreign currency translation gains of $47,000 and $0.1 million in the three months ended September 30, 2017 and 2016, respectively, and loss of $0.4 million and a gain of $25,000 in the nine months ended September 30, 2017 and 2016, respectively. In addition, other (expense) income, net in the three and nine months ended September 30, 2017 included interest expense of $0.1 million and $0.2 million, respectively, from borrowings under the Vantage Commodities Financial Services II, LLC, or Vantage, revolving line of credit. Other (expense) income, net in the three and nine months ended September 30, 2016 also included a gain of $0.2 million from the repayment of the Maple Bank GmbH revolving credit loan payable.

Provision for Income Taxes. The change in the provision for income taxes in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero. The additional net operating losses are fully offset by a valuation allowance so no additional benefit for Federal income taxes was recorded. State and local taxes, which have no offset, decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2017 compared to the similar periods in 2016 was primarily due to the noncontrolling interest’s share of Afek’s write-off of capitalized exploration costs in the three and nine months ended September 30, 2016. In the three and nine months ended September 30, 2016, the noncontrolling interest in Afek was 13.8% and the write-off of capitalized exploration costs was $41.0 million.

Liquidity and Capital Resources

General

We currently expect that our cash flows from operations in the next twelve months and the $29.4 million balance of unrestricted cash and cash equivalents that we held at September 30, 2017 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending September 30, 2018.

Afek may seek financing for the next phase of activity from a variety of sources, some of which could result in a process by which Afek would become an independent entity.

At September 30, 2017, we had working capital (current assets less current liabilities) of $33.0 million.

	Nine months ended September 30,
	2017	2016
	(in millions)
Cash flows provided by (used in):
Operating activities	$3.4	$11.6
Investing activities	(13.3)	(0.7)
Financing activities	4.1	(7.6)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
(Decrease) increase in cash and cash equivalents	$(5.8)	$3.5

Operating Activities

Cash provided by operating activities was $3.4 million and $11.6 million in the nine months ended September 30, 2017 and 2016, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration activities.

Gross trade accounts receivable decreased to $35.4 million at September 30, 2017 from $37.0 million at December 31, 2016 reflecting the seasonal decrease in GRE’s estimated receivable for delivered but not billed natural gas and electricity at September 30, 2017 compared to December 31, 2016, partially offset by the seasonal increase in GRE’s billed receivables in the three months ended September 30, 2017 compared to the three months ended December 31, 2016.

Inventory of natural gas increased to $1.1 million at September 30, 2017 from $0.6 million at December 31, 2016 due to a 58% increase in the average unit cost and a 12% increase in quantity at September 30, 2017 compared to December 31, 2016. Inventory at September 30, 2017 and December 31, 2016 also included $3.8 million and $5.4 million, respectively, in renewable energy credits.

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q). We estimated, based in part on historical participation rates that our total settlement payment will be approximately $9 million, although it is reasonably possible that the total payments could reach $10.1 million. The payments pursuant to the Settlement Agreement are expected to be disbursed during the first half of 2018. The actual amount to be paid out will depend on several factors, including the number of customers who claim settlement payments to which they are entitled. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

In the three months ended September 30, 2017, we accrued $1.5 million of estimated loss related to a pending regulatory matter in New Jersey, (see “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q).

CCE is a consolidated variable interest entity. We determined that, since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the nine months ended September 30, 2017, CCE repaid $0.2 million to us. In the nine months ended September 30, 2016, we provided CCE with net funding of $0.4 million to finance its operations.

As of November 19, 2015, IDT Energy and certain of its affiliates entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of IDT Energy’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, IDT Energy must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2017, we were in compliance with such covenants. At September 30, 2017, restricted cash—short-term of $0.2 million and trade accounts receivable of $26.5 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million at September 30, 2017.

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

On December 2, 2016, the PSC noticed an evidentiary hearing scheduled to take place in November-December 2017 to assess the retail energy market in New York. That process is underway and is expected to last for at least several more months. We are evaluating the potential impact of any new order from the PSC that would follow from the evidentiary process, while preparing to operate in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE-owned REPs in New York.

On December 16, 2016, the PSC issued the 2016 Order prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs (see “New York Public Service Commission Orders” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q). The 2016 Order began to be implemented on July 26, 2017. Unless a temporary stay of the 2016 Order is extended by the United States District Court, REPs will be required to return service of their current low-income customers to the relevant local incumbent utility in the next several weeks. We estimate that if the order is implemented in the current form, it will impact customers representing approximately 4-6% of the total volume of electricity and natural gas sold by the REPs operated by us. Additionally, this ruling will impact our ability to sign new customers in New York as the potential customer pool will be smaller. If challenges to the 2016 Order as currently structured are not successful, the combination of customers who have returned to the utility and the potential customer pool market in New York could have a material adverse impact on our future results.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $3.2 million in the nine months ended September 30, 2017 compared to $0.4 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, our subsidiary Atid Drilling Ltd., or Atid, an on-shore drilling services venture based in Israel, purchased a drilling rig and associated drilling equipment for $2 million. Atid is providing drilling services to Afek for its sixth exploratory well.

In the nine months ended September 30, 2017 and 2016, we used cash of $5.5 million and $12.9 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $23.9 million at September 30, 2017, of which $22.2 million was for future purchases of electricity, and the remainder included commitments for capital expenditures and exploration costs. We currently anticipate that our total expenditures for Afek’s exploration costs and other capital expenditures in the twelve months ending September 30, 2018 will be between $4 million and $6 million.

On August 10, 2017, GRE acquired Mirabito for cash of $3.7 million, net of $0.1 million cash acquired. At September 30, 2017, GRE owed the sellers $0.2 million, which was paid in October 2017.

On July 17, 2017, GEUK entered into a definitive agreement with EGC to launch Shoreditch in the United Kingdom. At September 30, 2017, GEUK had contributed $1.3 million to Shoreditch, and GEUK will contribute an additional aggregate of up to £4.2 million ($5.7 million at September 30, 2017) by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones. EGC will contribute an aggregate of up to £1.7 million ($2.2 million at September 30, 2017) to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones.

We received $0.4 million from an employee for the partial repayment of notes receivable in the nine months ended September 30, 2017.

In the nine months ended September 30, 2017 and 2016, we used cash of nil and $3.0 million, respectively, to purchase certificates of deposit. In the nine months ended September 30, 2017 and 2016, proceeds from maturities of certificates of deposit were nil and $11.9 million, respectively.

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

In the nine months ended September 30, 2017 and 2016, cash used for capital contributions to AMSO, LLC was nil and $0.1 million, respectively.

Financing Activities

In each of the nine months ended September 30, 2017 and 2016, we paid aggregate Base Dividends of $0.4782 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in each of the nine months ended September 30, 2017 and 2016 was $1.1 million. On October 19, 2017, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about November 15, 2017 to stockholders of record as of the close of business on November 1, 2017.

In the nine months ended September 30, 2017 and 2016, we paid aggregate dividends of $0.225 and $0.18 per share, respectively, on our Class A common stock and Class B common stock. The aggregate amount paid in the nine months ended September 30, 2017 and 2016 was $5.6 million and $4.4 million, respectively. On November 1, 2017, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 17, 2017 to stockholders of record as of the close of business on November 13, 2017.

In the nine months ended September 30, 2017, GOGAS purchased from employees of Afek a 1.15% fully vested interest in Afek for $0.3 million in cash.

REH had a Credit Agreement with Vantage for a revolving line of credit for up to a maximum principal amount of $7.5 million. The principal outstanding incurred interest at one-month LIBOR plus 5.25% per annum, payable monthly. The outstanding principal and any accrued and unpaid interest was due on the maturity date of October 31, 2017.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage for a $20 million revolving line of credit. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.7 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the nine months ended September 30, 2017, including the prior REH Credit Agreement, GRE borrowed $14.5 million under the revolving line of credit and repaid $12.7 million. At September 30, 2017, $2.5 million was outstanding under the revolving line of credit and the effective interest rate was 5.82% per annum.

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

In the nine months ended September 30, 2017, we received proceeds of $0.1 million from the exercise of stock options for which we issued 15,855 shares of our Class B common stock. There were no stock option exercises in the nine months ended September 30, 2016.

In the nine months ended September 30, 2017, we paid $0.8 million to repurchase 129,898 shares of our Class B common stock. In the nine months ended September 30, 2016, we paid $29,000 to repurchase 3,096 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In December 2013, IDT Energy acquired 100% of the outstanding membership interests of Diversegy and IDT Energy Network. In the nine months ended September 30, 2017 and 2016, we paid nil and $0.2 million, respectively, related to these acquisitions. At September 30, 2017, the remaining estimated contingent payments were $0.2 million.

GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units it granted in July 2015 to officers and employees in shares of our Class B common stock or cash. In August 2017, we issued 287,233 shares of our Class B common stock in exchange for 26.1 vested deferred stock units of GRE. The aggregate fair value of the shares of our Class B common stock issued was $1.8 million.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended September 30, 2017 or 2016. At September 30, 2017, 6.9 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and other commercial commitments at September 30, 2017:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$23.9	$19.0	$4.9	$—	$—
Renewable energy credit purchase obligations	27.1	1.0	18.5	7.6	—
Revolving line of credit (1)	3.4	0.4	3.0	—	—
Operating leases	0.4	0.2	0.2	—	—
Other obligations (2)(3)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (4)(5)	$55.1	$20.9	$26.6	$7.6	$—

(1)	The above table includes principal outstanding at September 30, 2017 plus estimated interest and fees.
(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDT Energy Network due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include an aggregate of up to £4.2 million ($5.7 million at September 30, 2017) to be contributed by GEUK to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones, due to the uncertainty of the amount and/or timing of any payments.
(4)	The above table does not include an aggregate of $11.6 million in performance bonds at September 30, 2017 due to the uncertainty of the amount and/or timing of any payments.
(5)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at September 30, 2017 of $0.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for retail energy providers and for certain utility companies. At September 30, 2017, GRE had aggregate performance bonds of $11.6 million outstanding.

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

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2017 had remained the same as in the nine months ended September 30, 2016, our gross profit from electricity sales would have increased by $16.1 million in the nine months ended September 30, 2017 and our gross profit from natural gas sales would have decreased by $1.2 million in that same period.

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

The summarized volume of GRE’s outstanding contracts and options at September 30, 2017 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	October 2017	31,680 MWh
Electricity	November 2017	223,440 MWh
Electricity	December 2017	283,200 MWh
Electricity	January 2018	397,760 MWh
Electricity	February 2018	361,600 MWh
Electricity	March 2018	214,720 MWh
Electricity	July 2018	159,600 MWh
Electricity	August 2018	174,800 MWh
Electricity	October 2018	73,600 MWh
Electricity	November 2018	67,200 MWh
Electricity	December 2018	64,000 MWh
Natural gas	November 2017	1,230,000 Dth
Natural gas	December 2017	793,000 Dth
Natural gas	January 2018	155,000 Dth
Natural gas	February 2018	580,000 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of material weaknesses in our internal control over financial reporting relating to (1) the estimation of weather impact on our estimated unbilled revenue, and (2) management review controls associated with the completeness and accuracy of computations relating to domestic and foreign income tax accounts and disclosures.

Estimation of Weather Impact on Estimated Unbilled Revenue. On November 1, 2017, the management and Audit Committee of our Board of Directors concluded that our previously issued financial statements for the quarters ended March 31, 2017 and June 30, 2017 should no longer be relied upon because of errors related to the timing of revenues and cost of revenues recorded in these quarters that resulted in material misstatements of income from operations, net income and earnings per share. Additionally, our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to our financial statements for those periods. The errors impacted revenue by $2.0 million, gross profit and income (loss) from operations by $1.2 million, and net income by $1.1 million. The errors caused an understatement by those amounts in the quarter ended March 31, 2017, and an overstatement by the same amounts in the quarter ended June 30, 2017, resulting in no impact for the six-month period ended June 30, 2017.

Management has concluded that there are material weaknesses in internal control over financial reporting, as we did not maintain effective controls over the application of U.S. GAAP related to the estimation of weather impact on our estimated unbilled revenue. This estimation process is performed in an effort to allocate billings to a calendar period using historical consumption data of the customer base of the retail energy providers operated by us and applying a weather factor to estimated unbilled amounts. The weather adjustment was erroneous, causing understated amounts of estimated unbilled commodity consumption, resulting in under estimates of revenues and cost of revenues to be included in the quarter ended March 31, 2017. The nature of the estimation processes is reversing, as actual billings representing the unbilled estimates manifest in the following period, in this case, in April 2017. The reversal of this estimate resulted in commodity consumption and the associated revenues and cost of revenues to be overstated in the quarter ended June 30, 2017. The cumulative operating results for the six months ended June 30, 2017 were unaffected.

We have begun implementing the following measures to remediate the material weakness and improve our internal control over financial reporting:

●	Enhanced the review process of the inputs into the schedules for the weather adjustment to estimated unbilled revenue;

●	Enhanced the schedules used for the weather adjustments to improve the review of the inputs; and

●	Key members of management will meet each month to review the estimated consumption amounts to assess whether results are in-line with expectations.

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

Notwithstanding these material weaknesses, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended September 30, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2017	—	$—	—	6,896,669
August 1–31, 2017 (2)	125,995	$6.43	—	6,896,669
September 1–30, 2017	—	$—	—	6,896,669

Total	125,995	$6.43	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Restricted Stock Agreement between the Registrant and Howard Jonas, dated August 7, 2017.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 9, 2017	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 9, 2017	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

