Form 10-Q/A
period 2017-03-31
Genie Energy Ltd.
filed 2017-11-16
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Genie Energy Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) in order to correct its revenues, cost of revenues, income from operations, net income and earnings per share, and revise the Company’s disclosure in Item 4 of Part I, Controls and Procedures. In addition, the Company is revising Note 11 of Notes to Consolidated Financial Statements (Unaudited) to include additional disclosure as of March 31, 2017 about the pending class action lawsuits in Pennsylvania, New York and New Jersey.

Restatement of Consolidated Financial Statements

The unaudited consolidated statement of operations for the three months ended March 31, 2017 has been restated to properly reflect the Company’s revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The unaudited consolidated balance sheet at March 31, 2017, the unaudited consolidated statement of comprehensive income for the three months ended March 31, 2017, the unaudited consolidated statement of cash flows for the three months ended March 31, 2017, and the notes to consolidated financial statements, were restated to make the associated changes required by the adjustments to the unaudited consolidated statement of operations.

For a discussion of the accounting errors identified, see Note 2 of Notes to Consolidated Financial Statements (Unaudited) included in Part I, Item 1—Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes necessitated by the restatement of the Company’s unaudited consolidated financial statements at March 31, 2017 and for the three months then ended, have been made in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to include additional disclosure about the pending class action lawsuits in Pennsylvania, New York and New Jersey.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of disclosure controls and procedures and our internal control over financial reporting as of March 31, 2017, and concluded that an additional deficiency in the design and operating effectiveness of the Company’s internal controls represents a material weakness in the Company’s internal control over financial reporting and, therefore, that the Company did not maintain effective disclosure controls and procedures or internal control over financial reporting as of March 31, 2017. For a description of the additional material weakness identified by management and management’s plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Amended Reports

The Company is concurrently filing an Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2017, that reflects the effects of the restatement in this Amended Quarterly Report on Form 10-Q/A.

Except as set forth above, no other material changes have been made from the originally filed Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and, except as set forth above, this Amendment No. 1 speaks as of the date of the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and does not reflect events that have occurred subsequent to the date of the original filing on Form 10-Q.

This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

●	Part I, Item 1 — Financial Statements
●	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risks
●	Part I, Item 4 — Controls and Procedures
●	Part II, Item 6 — Exhibits

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

GENIE ENERGY LTD.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Restated see Note 2)	(Note 1)
	(Unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$35,971	$35,192
Restricted cash — short-term	10,449	10,813
Trade accounts receivable, net of allowance for doubtful accounts of $169 and $171 at March 31, 2017 and December 31, 2016, respectively	35,202	36,858
Inventory	6,922	5,989
Prepaid expenses	3,988	4,026
Other current assets	6,539	4,932

Total current assets	99,071	97,810
Property and equipment, net	1,723	1,617
Capitalized exploration costs — unproved oil and gas property	1,145	—
Goodwill	8,728	8,728
Other intangibles, net	3,956	4,277
Restricted cash — long-term	1,475	1,047
Deferred income tax assets, net	1,781	1,781
Other assets	6,514	6,553

Total assets	$124,393	$121,813

Liabilities and equity
Current liabilities:
Revolving line of credit	$1,160	$711
Trade accounts payable	14,330	17,274
Accrued expenses	15,993	16,301
Advances from customers	371	781
Income taxes payable	3,299	2,426
Due to IDT Corporation	78	141
Energy hedging contracts	2,546	1,727
Other current liabilities	3,064	1,784

Total current liabilities	40,841	41,145
Other liabilities	805	803

Total liabilities	41,646	41,948
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2017 and December 31, 2016	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2017 and December 31, 2016	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,291 and 23,274 shares issued and 23,086 and 23,073 shares outstanding at March 31, 2017 and December 31, 2016, respectively	233	233
Additional paid-in capital	128,410	128,243
Treasury stock, at cost, consisting of 205 shares and 201 shares of Class B common stock at March 31, 2017 and December 31, 2016, respectively	(1,622)	(1,599)
Accumulated other comprehensive income	2,165	1,465
Accumulated deficit	(49,205)	(51,567)

Total Genie Energy Ltd. stockholders’ equity	99,740	96,534
Noncontrolling interests:
Noncontrolling interests	(15,326)	(15,002)
Receivable for issuance of equity	(1,667)	(1,667)

Total noncontrolling interests	(16,993)	(16,669)

Total equity	82,747	79,865

Total liabilities and equity	$124,393	$121,813

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Restated see Note 2)	(Revised see Note 3)
	(in thousands, except per share data)
Revenues:
Electricity	$52,966	$45,126
Natural gas	17,940	13,366
Other	499	387

Total revenues	71,405	58,879
Cost of revenues	46,556	34,832

Gross profit	24,849	24,047

Operating expenses and losses:
Selling, general and administrative (i)	18,802	16,008
Research and development	—	127
Exploration	851	1,691
Equity in the net loss of AMSO, LLC	—	222

Income from operations	5,196	5,999
Interest income	86	82
Other expense, net	(287)	(135)

Income before income taxes	4,995	5,946
Provision for income taxes	(856)	(1,096)

Net income	4,139	4,850
Net loss attributable to noncontrolling interests	443	819

Net income attributable to Genie Energy Ltd.	4,582	5,669
Dividends on preferred stock	(370)	(370)

Net income attributable to Genie Energy Ltd. common stockholders	$4,212	$5,299

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.18	$0.23
Diluted	$0.18	$0.22

Weighted-average number of shares used in calculation of earnings per share:
Basic	23,450	22,791
Diluted	23,761	23,684

Dividends declared per common share	$0.075	$0.06
(i) Stock-based compensation included in selling, general and administrative expense	$1,238	$1,210

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Restated see Note 2)	(Revised see Note 3)
	(in thousands)

Net income	$4,139	$4,850
Other comprehensive income:
Foreign currency translation adjustments	442	1,257
Comprehensive income	4,581	6,107
Comprehensive loss attributable to noncontrolling interests	701	822
Comprehensive income attributable to Genie Energy Ltd.	$5,282	$6,929

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Restated see Note 2)	(Revised see Note 3)
	(in thousands)
Operating activities
Net income	$4,139	$4,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	97
Provision for doubtful accounts receivable	25	(3)
Stock-based compensation	1,238	1,210
Equity in the net loss of AMSO, LLC	—	222
Change in assets and liabilities:
Restricted cash	47	(294)
Trade accounts receivable	1,631	(592)
Inventory	(933)	4,640
Prepaid expenses	47	3,037
Other current assets and other assets	(1,855)	(1,055)
Trade accounts payable, accrued expenses and other current liabilities	(1,571)	(2,998)
Advances from customers	(410)	(442)
Due to IDT Corporation	(62)	(253)
Income taxes payable	874	701

Net cash provided by operating activities	3,640	9,120
Investing activities
Capital expenditures	(222)	(84)
Investments in capitalized exploration costs—unproved oil and gas property	(1,127)	(8,031)
Deposit for investment	(94)	—
Repayment of notes receivable	446	—
Capital contributions to AMSO, LLC	—	(63)

Net cash used in investing activities	(997)	(8,178)
Financing activities
Dividends paid	(2,220)	(1,849)
Purchase of equity of subsidiary	(278)	—
Proceeds from revolving line of credit	10,450	—
Repayment of revolving line of credit	(10,001)	—
Repurchases of Class B common stock from employees	(23)	(29)
Payment for acquisitions	—	(104)

Net cash used in financing activities	(2,072)	(1,982)
Effect of exchange rate changes on cash and cash equivalents	208	153

Net increase (decrease) in cash and cash equivalents	779	(887)
Cash and cash equivalents at beginning of period	35,192	38,786

Cash and cash equivalents at end of period	$35,971	$37,899

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

Note 2—Restatement of Unaudited Consolidated Financial Statements and Additional Disclosure

The unaudited consolidated statement of operations for the three months ended March 31, 2017 has been restated to properly reflect the Company’s revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The unaudited consolidated balance sheet at March 31, 2107, the unaudited consolidated statement of comprehensive income for the three months ended March 31, 2017, the unaudited consolidated statement of cash flows for the three months ended March 31, 2017, and the notes to consolidated financial statements, were restated to make the associated changes required by the adjustments to the unaudited consolidated statement of operations.

The error related to the estimation of weather impact on the Company’s estimated unbilled revenue. This estimation process is performed in an effort to allocate billings to a calendar period using historical consumption data of the customer base of the retail energy providers operated by the Company and applying a weather factor to estimated unbilled amounts. The weather adjustment was erroneous, causing understated amounts of estimated unbilled commodity consumption, resulting in under estimates of revenues and cost of revenues to be included in the three months ended March 31, 2017. The errors impacted revenue by $2.0 million, gross profit and income (loss) from operations by $1.2 million, and net income by $1.1 million. The nature of the estimation processes is reversing, as actual billings representing the unbilled estimates manifest in the following period, in this case, in April 2017. The reversal of this estimate resulted in commodity consumption and the associated revenues and cost of revenues to be overstated in the three months ended June 30, 2017. The cumulative operating results for the six months ended June 30, 2017 were unaffected. The Company’s GRE segment was the only segment affected by the misstatement.

The impact of the restatement on the Company’s consolidated financial statements was as follows:

	Three Months Ended March 31, 2017
	Previously Reported	Error Correction	Restated
	(in thousands, except per share data)

Consolidated Statement of Operations:

Electricity revenues	$52,474	$492	$52,966
Natural gas revenues	$16,467	$1,473	$17,940
Cost of revenues	$45,819	$737	$46,556
Gross profit	$23,621	$1,228	$24,849
Provision for income taxes	$733	$123	$856
Net income	$3,034	$1,105	$4,139
Net income attributable to Genie Energy, Ltd	$3,477	$1,105	$4,582
Comprehensive income	$3,476	$1,105	$4,581
Comprehensive income attributable to Genie Energy, Ltd	$4,177	$1,105	$5,282
Earnings per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$0.13	$0.05	$0.18
Diluted	$0.13	$0.05	$0.18

	March 31, 2017
	Previously Reported	Error Correction	Restated
	(in thousands)

Consolidated Balance Sheet:

Trade accounts receivable, net	$33,385	$1,817	$35,202
Prepaid expenses	$4,577	$(589)	$3,988
Total assets	$123,165	$1,228	$124,393
Income taxes payable	$3,176	$123	$3,299
Total liabilities	$41,523	$123	$41,646
Accumulated deficit	$(50,310)	$1,105	$(49,205)
Total liabilities and equity	$123,165	$1,228	$124,393

In addition, the Company is revising Note 11 to include additional disclosure about the pending class action lawsuits in Pennsylvania, New York and New Jersey.

Note 3—Revised Unaudited Consolidated Financial Statements

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

Note 4—Fair Value Measurements

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

Note 5—Derivative Instruments

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

Note 6—Afek Oil and Gas Exploration Activities

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

Note 7—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2017
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)

Balance, December 31, 2016	$96,534	$(16,669)	$79,865
Dividends on preferred stock	(370)	—	(370)
Dividends on common stock ($0.075 per share)	(1,850)	—	(1,850)
Restricted Class B common stock purchased from employees	(23)	—	(23)
Purchase of equity of subsidiary	(655)	377	(278)
Stock-based compensation	822	—	822
Comprehensive income:
Net income (restated see Note 2)	4,582	(443)	4,139
Foreign currency translation adjustments	700	(258)	442
Comprehensive income (restated see Note 2)	5,282	(701)	4,581
Balance, March 31, 2017 (restated see Note 2)	$99,740	$(16,993)	$82,747

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

Note 8—Earnings Per Share

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended March 31, 2017
Revenues (restated see Note 2)	$71,405	$—	$—	$—	$71,405
Income (loss) from operations (restated see Note 2)	8,974	(1,286)	(97)	(2,395)	5,196
Exploration	—	851	—	—	851

Three Months Ended March 31, 2016
Revenues (revised see Note 3)	$58,879	$—	$—	$—	$58,879
Income (loss) from operations	10,698	(1,827)	(469)	(2,403)	5,999
Exploration	—	1,691	—	—	1,691
Equity in the net loss of AMSO, LLC	—	—	222	—	222

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
March 31, 2017 (restated see Note 2)	$89,382	$8,179	$10,487	$16,345	$124,393

December 31, 2016	87,539	6,685	$12,224	15,365	121,813

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

Regarding the class action lawsuits discussed above, there are a number of material issues not addressed by the MOU related to the class action lawsuits that must be resolved before a settlement can be finalized, and thus the Company is not able to assess if it will accept the final terms of the MOU. The Company believes that the claims in these class action lawsuits are without merit. However, based on the tentative terms of the MOU, the Company believes it is reasonably possible that it could incur losses of between $0 to $4 million.

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

Class Action Lawsuits

Regarding the class action lawsuits discussed in “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q/A, the parties participated in mediation, and entered into a Memorandum of Understanding, or MOU, with respect to a proposed settlement of the class action lawsuits. There are a number of material issues not addressed by the MOU that must be resolved before a settlement can be finalized. The parties notified the Court of that development and are working towards finalizing the settlement, which will need to be approved by the Court. We are not able to assess if we will accept the final terms of the MOU. We believe that the claims in these class action lawsuits are without merit. However, based on the tentative terms of the MOU, we believe it is reasonably possible that we could incur losses of between $0 to $4 million.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Genie Retail Energy Segment

Restatement of Unaudited Consolidated Financial Statements

The unaudited consolidated statement of operations for the three months ended March 31, 2017 has been restated to properly reflect our revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The error related to the estimation of weather impact on our estimated unbilled revenue. This estimation process is performed in an effort to allocate billings to a calendar period using historical consumption data of the customer base of the retail energy providers operated by us and applying a weather factor to estimated unbilled amounts. The weather adjustment was erroneous, causing understated amounts of estimated unbilled commodity consumption, resulting in under estimates of revenues and cost of revenues to be included in the three months ended March 31, 2017. The errors impacted revenue by $2.0 million, gross profit and income (loss) from operations by $1.2 million, and net income by $1.1 million. The nature of the estimation processes is reversing, as actual billings representing the unbilled estimates manifest in the following period, in this case, in April 2017. The reversal of this estimate resulted in commodity consumption and the associated revenues and cost of revenues to be overstated in the three months ended June 30, 2017. The cumulative operating results for the six months ended June 30, 2017 were unaffected. Our GRE segment was the only segment affected by the misstatement. See Note 2 to the Notes to Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Revised Unaudited Consolidated Financial Statements

In the three months ended March 31, 2016, electricity revenues and cost of revenues were adjusted to correct the classification of Pennsylvania gross receipt tax that was previously recorded as a reduction to electricity revenue instead of as cost of revenues, and cost of revenues was adjusted to correct an error at March 31, 2016 in “Prepaid expenses” in the consolidated balance sheet. See Note 3 to the Notes to Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

	Three months ended March 31,		Change
	2017 (Restated)	2016 (Revised)	$	%
	(in millions)
Revenues:
Electricity	$53.0	$45.1	$7.9	17.4%
Natural gas	17.9	13.4	4.5	34.2
Other	0.5	0.3	0.2	28.8
Total revenues	71.4	58.8	12.6	21.3
Cost of revenues	46.6	34.8	11.8	33.7
Gross profit	24.8	24.0	0.8	3.3
Selling, general and administrative	15.8	13.3	2.5	18.9
Income from operations	$9.0	$10.7	$(1.7)	(16.1)%

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

Revenues. GRE’s electricity revenues increased in the three months ended March 31, 2017 compared to the same period in 2016 because of the acquisition of REH in November 2016, which added an average of approximately 51,200 electricity-only customers and $10.7 million in electricity revenues in the three months ended March 31, 2017. This increase in electricity revenues was partially offset by a 6.0% decrease in the average rate charged to customers in the three months ended March 31, 2017 compared to the same period in 2016. Electricity consumption by GRE’s REP customers, including the TSE electricity customers, increased 24.8% in the three months ended March 31, 2017 compared to the same period in 2016. The increase in electricity consumption reflected the increases in average meters served and average consumption per meter, which increased 19.4% and 4.5%, respectively, in the three months ended March 31, 2017 compared to the same period in 2016.

GRE's natural gas revenues increased in the three months ended March 31, 2017 compared to the same period in 2016 because of a 30.5% increase in the average rate charged to customers (related to a 19.7% increase in the underlying commodity cost) in the three months ended March 31, 2017 compared to the same period in 2016. Natural gas consumption by GRE’s REP customers increased 2.8% in the three months ended March 31, 2017 compared to the same period in 2016. The increase in natural gas consumption reflected the increases in average consumption per meter of 9.6%, partially offset by a 6.1% decrease in meters served in the three months ended March 31, 2017 compared to the same period in 2016.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Meters at end of quarter:
Electricity customers	307	296	263	268	267
Natural gas customers	111	116	120	122	126
Total meters	418	412	383	390	393

The total meters at March 31, 2017 and December 31, 2016 included TSE’s approximately 57,900 and 44,500 electric-only meters, respectively. Gross meter acquisitions in the three months ended March 31, 2017 were 84,000 (including TSE’s gross meter acquisitions) compared to 65,000 in the same period in 2016. In response to the New York PSC developments discussed above, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served increased by 6,000 or 1.5% at March 31, 2017 from December 31, 2106 compared to an increase of 1,000 or 0.2% at March 31, 2016 from December 31, 2015. Average monthly churn increased to 6.1% in the three months ended March 31, 2017 from 5.9% in the three months ended March 31, 2016, and improved from 6.4% in the three months ended December 31, 2016. Note that in 2017, GRE modified its method of calculating churn and the figures for all periods presented reflect the revised methodology.

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

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2017 (Restated)	2016 (Revised)	$	%
	(in millions)
Cost of revenues:
Electricity	$33.7	$24.3	$9.4	38.5%
Natural gas	12.7	10.3	2.4	23.1
Other	0.2	0.2	—	(16.4)
Total cost of revenues	$46.6	$34.8	$11.8	33.7%

	Three months ended March 31,
	2017 (Restated)	2016 (Revised)	Change
Gross margin percentage:
Electricity	36.4%	46.1%	(9.7)%
Natural gas	29.2	22.8	6.4
Other	68.7	51.7	17.0
Total gross margin percentage	34.8%	40.8%	(6.0)%

Cost of revenues for electricity increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily because of the acquisition of REH in November 2016, which added $8.7 million in cost of revenues for electricity in the three months ended March 31, 2017. GRE’s customers’ electricity consumption in the three months ended March 31, 2017 compared to the same period in 2016 increased 24.8%, including consumption from TSE’s electricity customers. The average unit cost of electricity increased 11.0% in the three months ended March 31, 2017 compared to the same period in 2016. Gross margin on electricity sales decreased in the three months ended March 31, 2017 compared to the same period in 2016 because the average rate charged to customers decreased and the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended March 31, 2017 compared to the same period in 2016 primarily because the average unit cost of natural gas increased 19.7%. In addition GRE’s customers’ natural gas consumption increased 2.8% in the three months ended March 31, 2017 compared to the same period in 2016. Gross margin on natural gas sales increased in the three months ended March 31, 2017 compared to the same period in 2016 because the average rate charged to customers increased more than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to increases in customer acquisition costs, payroll and related expense and amortization of the intangible assets acquired in the REH acquisition. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 22.7% in the three months ended March 31, 2016 to 22.2% in the three months ended March 31, 2017.

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

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2017 (Restated)	2016	$	%
	(in millions)
Income from operations	$5.2	$6.0	$(0.8)	(13.4)%
Interest income	0.1	0.1	—	4.9
Other expense, net	(0.3)	(0.1)	(0.2)	(112.6)
Provision for income taxes	(0.9)	(1.1)	0.2	21.9
Net income	4.1	4.9	(0.8)	(14.7)
Net loss attributable to noncontrolling interests	0.5	0.8	(0.3)	(45.9)
Net income attributable to Genie	$4.6	$5.7	$(1.1)	(19.2)%

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

At March 31, 2017, we had working capital (current assets less current liabilities) of $58.2 million.

	Three months ended March 31,
	2017	2016
	(in millions)
Cash flows provided by (used in):
Operating activities	$3.7	$9.1
Investing activities	(1.0)	(8.2)
Financing activities	(2.1)	(2.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2
Increase (decrease) in cash and cash equivalents	$0.8	$(0.9)

Operating Activities

Cash provided by operating activities was $3.7 million and $9.1 million in the three months ended March 31, 2017 and 2016, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable, including payments relating to our exploration activities.

Gross trade accounts receivable decreased to $35.4 million at March 31, 2017 from $37.0 million at December 31, 2016 reflecting the seasonal decline in GRE’s monthly revenues in the three months ended March 31, 2017 compared to the three months ended December 31, 2016.

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

Regarding the class action lawsuits discussed in “Legal Proceedings” in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q/A, the parties participated in mediation, and entered into a MOU with respect to a proposed settlement of the class action lawsuits. There are a number of material issues not addressed by the MOU that must be resolved before a settlement can be finalized. The parties notified the Court of that development and are working towards finalizing the settlement, which will need to be approved by the Court. We are not able to assess if we will accept the final terms of the MOU. We believe that the claims in these class action lawsuits are without merit. However, based on the tentative terms of the MOU, we believe it is reasonably possible that we could incur losses of between $0 to $4 million.

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

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2017 had remained the same as in the three months ended March 31, 2016, our gross profit from electricity sales would have increased by $6.7 million in the three months ended March 31, 2017 and our gross profit from natural gas sales would have decreased by $2.1 million in that same period.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of material weaknesses in our internal control over financial reporting relating to (1) the estimation of weather impact on our estimated unbilled revenue, and (2) management review controls associated with the completeness and accuracy of computations relating to domestic and foreign income tax accounts and disclosures.

Estimation of Weather Impact on Estimated Unbilled Revenue. On November 1, 2017, the management and Audit Committee of our Board of Directors concluded that our previously issued financial statements for the quarters ended March 31, 2017 and June 30, 2017 should no longer be relied upon because of errors related to the timing of revenues and cost of revenues recorded in these quarters that resulted in material misstatements of income from operations, net income and earnings per share. Additionally, our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to our financial statements for those periods. In the quarter ended March 31, 2017, the errors caused an understatement of revenue by $2.0 million, of gross profit and income (loss) from operations by $1.2 million, and net income by $1.1 million. The errors caused an overstatement by the same amounts in the quarter ended June 30, 2017, resulting in no impact for the six-month period ended June 30, 2017.

Management has concluded that there are material weaknesses in internal control over financial reporting, as we did not maintain effective controls over the process related to the estimation of weather impact on our estimated unbilled revenue. This estimation process is performed in an effort to allocate billings to a calendar period using historical consumption data of the customer base of the retail energy providers operated by us and applying a weather factor to estimated unbilled amounts. The weather adjustment was erroneous, causing understated amounts of estimated unbilled commodity consumption, resulting in under estimates of revenues and cost of revenues to be included in the quarter ended March 31, 2017. The nature of the estimation processes is reversing, as actual billings representing the unbilled estimates manifest in the following period, in this case, in April 2017. The reversal of this estimate resulted in commodity consumption and the associated revenues and cost of revenues to be overstated in the quarter ended June 30, 2017. The cumulative operating results for the six months ended June 30, 2017 were unaffected.

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

Notwithstanding these material weaknesses, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended March 31, 2017.

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

Genie Energy Ltd.

November 16, 2017	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 16, 2017	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

