Form 10-Q/A
period 2017-06-30
Genie Energy Ltd.
filed 2017-11-16
CIK 1528356

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

EXPLANATORY NOTE

Genie Energy Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) in order to correct its revenues, cost of revenues, income from operations, net income and earnings per share, and revise the Company’s disclosure in Item 4 of Part I, Controls and Procedures. In addition, the Company is revising Note 11 of Notes to Consolidated Financial Statements (Unaudited) to include additional disclosure about the pending class action lawsuits in Pennsylvania, New York and New Jersey.

Restatement of Consolidated Financial Statements

The unaudited consolidated statement of operations for the three months ended June 30, 2017 has been restated to properly reflect the Company’s revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The unaudited consolidated statement of comprehensive loss for the three months ended June 30, 2017, and the notes to consolidated financial statements, were restated to make the associated changes required by the adjustments to the unaudited consolidated statement of operations.

For a discussion of the accounting errors identified, see Note 2 of Notes to Consolidated Financial Statements (Unaudited) included in Part I, Item 1—Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes necessitated by the restatement of the Company’s unaudited consolidated financial statements for the three months ended June 30, 2017 have been made in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to include additional disclosure about the pending class action lawsuits in Pennsylvania, New York and New Jersey.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Management reassessed its evaluation of the effectiveness of disclosure controls and procedures and our internal control over financial reporting as of June 30, 2017, and concluded that an additional deficiency in the design and operating effectiveness of the Company’s internal controls represents a material weakness in the Company’s internal control over financial reporting and, therefore, that the Company did not maintain effective disclosure controls and procedures or internal control over financial reporting as of June 30, 2017. For a description of the additional material weakness identified by management and management’s plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Amended Reports

The Company is concurrently filing an Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2017, that reflects the effects of the restatement in this Amended Quarterly Report on Form 10-Q/A.

Except as set forth above, no other material changes have been made from the originally filed Quarterly Report on Form 10-Q for the three months ended June 30, 2017 and, except as set forth above, this Amendment No. 1 speaks as of the date of the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and does not reflect events that may have occurred subsequent to the date of the original filing on Form 10-Q.

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

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated see Note 2)	(Revised see Note 3)		(Revised see Note 3)
	(in thousands, except per share data)
Revenues:
Electricity	$44,480	$38,312	$97,446	$83,438
Natural gas	5,318	5,781	23,258	19,147
Other	449	468	949	856
Total revenues	50,247	44,561	121,653	103,441
Cost of revenues	38,122	26,446	84,678	61,278
Gross profit	12,125	18,115	36,975	42,163
Operating expenses, (gains) and losses:
Selling, general and administrative (i)	24,742	15,934	43,544	31,943
Research and development	—	83	—	210
Exploration	952	1,426	1,803	3,117
Gain on consolidation of AMSO, LLC	—	(1,262)	—	(1,262)
Equity in the net loss of AMSO, LLC	—	—	—	222
(Loss) income from operations	(13,569)	1,934	(8,372)	7,933
Interest income	70	104	156	186
Other expense, net	(274)	(27)	(561)	(162)
(Loss) income before income taxes	(13,773)	2,011	(8,777)	7,957
Benefit from (provision for) income taxes	823	(594)	(33)	(1,690)
Net (loss) income	(12,950)	1,417	(8,810)	6,267
Net loss attributable to noncontrolling interests	381	1,344	824	2,163
Net (loss) income attributable to Genie Energy Ltd.	(12,569)	2,761	(7,986)	8,430
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net (loss) income attributable to Genie Energy Ltd. common stockholders.	$(12,939)	$2,391	$(8,726)	$7,690

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.55)	$0.10	$(0.37)	$0.34
Diluted	$(0.55)	$0.10	$(0.37)	$0.33
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	23,467	22,795	23,458	22,793
Diluted	23,467	23,603	23,458	23,644

Dividends declared per common share	$0.075	$0.06	$0.15	$0.12
(i) Stock-based compensation included in selling, general and administrative expenses	$1,141	$1,127	$2,379	$2,337

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated see Note 2)	(Revised see Note 3)		(Revised see Note 3)
	(in thousands)
Net (loss) income	$(12,950)	$1,417	$(8,810)	$6,267
Other comprehensive income (loss):
Foreign currency translation adjustments	440	(850)	882	407
Comprehensive (loss) income	(12,510)	567	(7,928)	6,674
Comprehensive loss attributable to noncontrolling interests	560	1,335	1,261	2,157
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(11,950)	$1,902	$(6,667)	$8,831

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

Note 2—Restatement of Unaudited Consolidated Financial Statements and Additional Disclosure

The unaudited consolidated statement of operations for the three months ended June 30, 2017 has been restated to properly reflect the Company’s revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The unaudited consolidated statement of comprehensive loss for the three months ended June 30, 2017, and the notes to consolidated financial statements, were restated to make the associated changes required by the adjustments to the unaudited consolidated statement of operations.

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

The impact of the restatement on the Company’s consolidated financial statements was as follows:

	Three Months Ended June 30, 2017
	Previously Reported	Error Correction	Restated
	(in thousands, except per share data)

Consolidated Statement of Operations:
Electricity revenues	$44,972	$(492)	$44,480
Natural gas revenues	$6,791	$(1,473)	$5,318
Cost of revenues	$38,859	$(737)	$38,122
Gross profit	$13,353	$(1,228)	$12,125
Benefit from income taxes	$700	$123	$823
Net loss	$(11,845)	$(1,105)	$(12,950)
Net loss attributable to Genie Energy, Ltd	$(11,464)	$(1,105)	$(12,569)
Comprehensive loss	$(11,405)	$(1,105)	$(12,510)
Comprehensive loss attributable to Genie Energy, Ltd	$(10,845)	$(1,105)	$(11,950)
Loss per share attributable to Genie Energy, Ltd. common stockholders:
Basic	$(0.50)	$(0.05)	$(0.55)
Diluted	$(0.50)	$(0.05)	$(0.55)

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended June 30, 2017
Revenues (restated see Note 2)	$50,247	$—	$—	$—	$50,247
Loss from operations (restated see Note 2)	(9,394)	(1,316)	(95)	(2,764)	(13,569)
Exploration	—	952	—	—	952

Three Months Ended June 30, 2016
Revenues (revised see Note 3)	$44,561	$—	$—	$—	$44,561
Income (loss) from operations	5,168	(1,788)	838	(2,284)	1,934
Research and development	—	—	83	—	83
Exploration	—	1,426	—	—	1,426
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Six Months Ended June 30, 2017
Revenues	$121,653	$—	$—	$—	$121,653
Loss from operations	(420)	(2,601)	(192)	(5,159)	(8,372)
Exploration	—	1,803	—	—	1,803

Six Months Ended June 30, 2016
Revenues (revised see Note 3)	$103,441	$—	$—	$—	$103,441
Income (loss) from operations	15,866	(3,615)	369	(4,687)	7,933
Research and development	—	—	210	—	210
Exploration	—	3,117	—	—	3,117
Equity in the net loss of AMSO, LLC	—	—	222	—	222
Gain on consolidation of AMSO, LLC	—	—	1,262	—	1,262

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
June 30, 2017	$93,061	$11,984	$10,495	$5,645	$121,185

December 31, 2016	87,539	6,685	12,224	15,365	121,813

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

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Genie Retail Energy Segment

Restatement of Unaudited Consolidated Financial Statements

The unaudited consolidated statement of operations for the three months ended June 30, 2017 has been restated to properly reflect our revenues, cost of revenues, income from operations, net income and earnings per share for that three-month period. Certain amounts recorded in the second quarter of 2017 should properly have been recorded in the first quarter. The error related to the estimation of weather impact on our estimated unbilled revenue. This estimation process is performed in an effort to allocate billings to a calendar period using historical consumption data of the customer base of the retail energy providers operated by us and applying a weather factor to estimated unbilled amounts. The weather adjustment was erroneous, causing understated amounts of estimated unbilled commodity consumption, resulting in under estimates of revenues and cost of revenues to be included in the three months ended March 31, 2017. The errors impacted revenue by $2.0 million, gross profit and income (loss) from operations by $1.2 million, and net income by $1.1 million. The nature of the estimation processes is reversing, as actual billings representing the unbilled estimates manifest in the following period, in this case, in April 2017. The reversal of this estimate resulted in commodity consumption and the associated revenues and cost of revenues to be overstated in the three months ended June 30, 2017. The cumulative operating results for the six months ended June 30, 2017 were unaffected. Our GRE segment was the only segment affected by the misstatement. See Note 2 to the Notes to Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

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

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017 (Restated)	2016 (Revised)	$	%	2017	2016 (Revised)	$	%
	(in millions)
Revenues:
Electricity	$44.5	$38.3	$6.2	16.1%	$97.4	$83.4	$14.0	16.8%
Natural gas	5.3	5.8	(0.5)	(8.0)	23.3	19.2	4.1	21.5
Other	0.4	0.5	(0.1)	(4.1)	1.0	0.9	0.1	10.8
Total revenues	50.2	44.6	5.6	12.8	121.7	103.5	18.2	17.6
Cost of revenues	38.1	26.5	11.6	44.2	84.7	61.3	23.4	38.2
Gross profit	12.1	18.1	(6.0)	(33.1)	37.0	42.2	(5.2)	(12.3)
Selling, general and administrative expenses	21.5	12.9	8.6	66.2	37.4	26.3	11.1	42.2
(Loss) income from operations	$(9.4)	$5.2	$(14.6)	(281.8)%	$(0.4)	$15.9	$(16.3)	(102.7)%

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

Revenues. GRE’s electricity revenues increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because of the acquisition of REH in November 2016, which added an average of approximately 65,000 and 58,300 electricity-only customers in the three and six months ended June 30, 2017, respectively, and $10.5 million and $21.8 million in electricity revenues in the three and six months ended June 30, 2017, respectively. This increase in electricity revenues was partially offset by a reduction of $3.1 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. Electricity consumption by GRE’s REP customers, including TSE’s electricity customers, increased 27.6% and 26.1% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity consumption reflected the increases in average meters served and average consumption per meter. Average meters served increased 23.9% and 20.1% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Average consumption per meter increased 2.9% and 5.0% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in electricity consumption and average meters served more than offset the decrease in the average rate charged to customers, which decreased partially due to the revenue reduction described above. The average rate charged to customers decreased 9.0% and 7.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

GRE’s natural gas revenues decreased in the three months ended June 30, 2017 compared to the same period in 2016 due to a reduction of $0.5 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. GRE’s natural gas revenues increased in the six months ended June 30, 2017 compared to the same period in 2016 because of an increase in the average rate charged to customers, partially offset by a reduction of $0.5 million for estimated payments to customers as a result of the settlement of the class action lawsuits described above. The average rate charged to customers increased 38.2% and 33.0% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily reflecting a significant increase in the underlying commodity cost in the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in the average rate charged to customers was partially offset by a decrease in natural gas consumption by GRE’s REP customers, which decreased 33.4% and 8.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in natural gas consumption reflected decreases in meters served, which decreased 4.5% and 4.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, and in average consumption per meter, which decreased 30.3% and 4.2% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

The customer base for the GRE-owned REPs as measured by meters served consisted of the following:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(in thousands)
Meters at end of quarter:
Electricity customers	317	307	296	263	268
Natural gas customers	113	111	116	120	122
Total meters	430	418	412	383	390

The total meters at June 30, 2017 and December 31, 2016 included TSE’s approximately 72,100 and 44,500 electric-only meters, respectively. Gross meter acquisitions in the three months ended June 30, 2017 and 2016 were 97,600 (including TSE’s gross meter acquisitions) and 58,000, respectively. Gross meter acquisitions in the six months ended June 30, 2017 and 2016 were 181,800 (including TSE’s gross meter acquisitions) and 123,000, respectively. In response to the New York PSC developments discussed above, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impact of the PSC’s orders on our New York operations. Meters served increased by 12,000 or 2.7% at June 30, 2017 from March 31, 2017 compared to a decrease of 3,000 or 0.9% at June 30, 2016 from March 31, 2016, and increased by 18,000 or 4.3% at June 30, 2017 from December 31, 2016 compared to a decrease of 2,000 or 0.7% at June 30, 2016 from December 31, 2015. Average monthly churn increased to 6.3% in the three months ended June 30, 2017 from 5.8% in the three months ended June 30, 2016, and increased to 6.2% in the six months ended June 30, 2017 from 5.9% in the six months ended June 30, 2016. Note that in 2017 GRE modified its method of calculating churn and the figures for all periods presented reflect the revised methodology.

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

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017 (Restated)	2016 (Revised)	$	%	2017	2016 (Revised)	$	%
	(in millions)
Cost of revenues:
Electricity	$33.8	$23.8	$10.0	42.4%	$67.5	$48.1	$19.4	40.4%
Natural gas	4.0	2.5	1.5	58.4	16.7	12.9	3.8	30.0
Other	0.3	0.2	0.1	89.6	0.5	0.3	0.2	30.4
Total cost of revenues	$38.1	$26.5	$11.6	44.2%	$84.7	$61.3	$23.4	38.2%

	Three months ended June 30,			Six months ended June 30,
	2017 (Restated)	2016 (Revised)	Change	2017	2016 (Revised)	Change
Gross margin percentage:
Electricity	24.0%	38.0%	(14.0)%	30.7%	42.4%	(11.7)%
Natural gas	24.1	55.9	(31.8)	28.1	32.8	(4.7)
Other	37.7	68.5	(30.8)	54.0	60.9	(6.9)
Total gross margin percentage	24.1%	40.7%	(16.6)%	30.4%	40.8%	(10.4)%

Cost of revenues for electricity increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily because of the acquisition of REH in November 2016, which added $9.2 million and $17.8 million in cost of revenues for electricity in the three and six months ended June 30, 2017, respectively. GRE’s REP customers’ electricity consumption in the three and six months ended June 30, 2017 compared to the same periods in 2016 increased 27.6% and 26.1%, respectively, including consumption from TSE’s electricity customers. The average unit cost of electricity increased 11.6% and 11.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Gross margin on electricity sales decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because the average rate charged to customers decreased and the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily because the average unit cost of natural gas increased, partially offset by a decrease in natural gas consumption by GRE’s REP customers. The average unit cost of natural gas increased 137.9% and 42.4% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, and natural gas consumption by GRE’s REP customers decreased 33.4% and 8.6% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Gross margin on natural gas sales decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 because the average unit cost of natural gas increased more than the average rate charged to customers.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three and six months ended June 30, 2017 compared to the same periods in 2016 was due to the accrual of $5.4 million for the settlement of various class action lawsuits described above, plus an increase in customer acquisition costs, which was reflected in the increase in gross meter acquisitions, and an increase in amortization expense from the amortization of the intangible assets acquired in the REH acquisition. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 29.1% in the three months ended June 30, 2016 to 42.8% in the three months ended June 30, 2017, and increased from 25.4% in the six months ended June 30, 2016 to 30.7% in the six months ended June 30, 2017.

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

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017 (Restated)	2016	$	%	2017	2016	$	%
	(in millions)
(Loss) income from operations	$(13.6)	$1.9	$(15.5)	(801.6)%	$(8.4)	$7.9	$(16.3)	(205.5)%
Interest income	0.1	0.1	—	(32.7)	0.2	0.2	—	(16.1)
Other expense, net	(0.3)	—	(0.3)	(914.8)	(0.6)	(0.2)	(0.4)	(246.3)
Benefit from (provision for) income taxes	0.8	(0.6)	1.4	238.6	—	(1.7)	1.7	98.0
Net (loss) income	(13.0)	1.4	(14.4)	(1,013.9)	(8.8)	6.2	(15.0)	(240.6)
Net loss attributable to noncontrolling interests	0.4	1.4	(1.0)	(71.7)	0.8	2.2	(1.4)	(61.9)
Net (loss) income attributable to Genie	$(12.6)	$2.8	$(15.4)	(555.2)%	$(8.0)	$8.4	$(16.4)	(194.7)%

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of material weaknesses in our internal control over financial reporting relating to (1) the estimation of weather impact on our estimated unbilled revenue, and (2) management review controls associated with the completeness and accuracy of computations relating to domestic and foreign income tax accounts and disclosures.

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

