Form 10-Q
period 2018-03-31
Genie Energy Ltd.
filed 2018-05-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 7, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	23,452,230 shares outstanding (excluding 330,915 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$36,705	$29,913
Trade accounts receivable, net of allowance for doubtful accounts of $1,394 and $1,099 at March 31, 2018 and December 31, 2017, respectively	40,448	44,629
Inventory	5,677	3,986
Prepaid expenses	5,619	6,131
Other current assets	1,418	5,503
Total current assets	89,867	90,162
Property and equipment, net	4,053	4,020
Goodwill	9,998	9,998
Other intangibles, net	4,516	4,859
Investment in joint venture	3,074	3,450
Restricted cash—long-term	1,090	1,496
Deferred income tax assets, net	2,028	2,141
Other assets	10,552	9,652
Total assets	$125,178	$125,778

Liabilities and equity
Current liabilities:
Trade accounts payable	$17,752	$21,068
Accrued expenses	26,115	28,069
Income taxes payable	2,958	2,204
Due to IDT Corporation	135	228
Other current liabilities	2,626	3,172
Total current liabilities	49,586	54,741
Revolving line of credit	2,514	2,513
Other liabilities	1,378	1,396
Total liabilities	53,478	58,650
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2018 and December 31, 2017	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2018 and December 31, 2017	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 23,626 and 23,601 shares issued and 23,295 and 23,270 shares outstanding at March 31, 2018 and December 31, 2017, respectively	236	236
Additional paid-in capital	131,759	130,870
Treasury stock, at cost, consisting of 331 shares of Class B common stock at March 31, 2018 and December 31, 2017	(2,428)	(2,428)
Accumulated other comprehensive income	3,060	3,045
Accumulated deficit	(63,550)	(67,469)
Total Genie Energy Ltd. stockholders’ equity	88,836	84,013
Noncontrolling interests	(17,136)	(16,885)
Total equity	71,700	67,128
Total liabilities and equity	$125,178	$125,778

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues:
Electricity	$65,335	$52,966
Natural gas	23,428	17,940
Other	505	499
Total revenues	89,268	71,405
Cost of revenues	64,810	46,556
Gross profit	24,458	24,849
Operating expenses and losses:
Selling, general and administrative (i)	17,098	18,802
Exploration	227	851
Equity in the net loss of joint venture	506	—
Income from operations	6,627	5,196
Interest income	81	86
Interest expense	(92)	(39)
Other income (expense), net	42	(248)
Income before income taxes	6,658	4,995
Provision for income taxes	(799)	(856)
Net income	5,859	4,139
Net loss attributable to noncontrolling interests	295	443
Net income attributable to Genie Energy Ltd.	6,154	4,582
Dividends on preferred stock	(370)	(370)
Net income attributable to Genie Energy Ltd. common stockholders.	$5,784	$4,212

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.24	$0.18
Diluted	$0.24	$0.18

Weighted-average number of shares used in calculation of earnings per share:
Basic	24,239	23,450
Diluted	24,295	23,761

Dividends declared per common share	$0.075	$0.075

(i) Stock-based compensation included in selling, general and administrative expense	$1,347	$1,238

See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net income	$5,859	$4,139
Other comprehensive income:
Foreign currency translation adjustments	59	442

Comprehensive income	5,918	4,581
Comprehensive loss attributable to noncontrolling interests	251	701

Comprehensive income attributable to Genie Energy Ltd.	$6,169	$5,282

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net income	$5,859	$4,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	470
Deferred income taxes	113	—
Provision for doubtful accounts receivable	295	25
Gain on sale of property and equipment	(18)	—
Stock-based compensation	1,347	1,238
Equity in the net loss of a joint venture	506	—
Change in assets and liabilities:
Trade accounts receivable	3,886	1,631
Inventory	(1,690)	(933)
Prepaid expenses	511	47
Other current assets and other assets	2,903	(1,855)
Trade accounts payable, accrued expenses and other current liabilities	(6,328)	(1,981)
Due to IDT Corporation	(94)	(62)
Income taxes payable	754	874
Net cash provided by operating activities	8,638	3,593
Investing activities
Capital expenditures	(344)	(222)
Proceeds from sale of property and equipment	62	—
Investments in capitalized exploration costs—unproved oil and gas property	—	(1,127)
Deposit for investment	—	(94)
Repayment of notes receivable	54	446
Net cash used in investing activities	(228)	(997)
Financing activities
Dividends paid	(2,235)	(2,220)
Purchase of equity of subsidiary	—	(278)
Proceeds from revolving line of credit	—	10,450
Repayment of revolving line of credit	—	(10,001)
Repurchases of Class B common stock from employees	—	(23)
Net cash used in financing activities	(2,235)	(2,072)
Effect of exchange rate changes on cash and cash equivalents	(19)	319
Net increase in cash, cash equivalents, and restricted cash	6,156	843
Cash, cash equivalents, and restricted cash at beginning of period	31,927	47,052
Cash, cash equivalents, and restricted cash at end of period	$38,083	$47,895

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 92% of Genie Oil and Gas, Inc. (“GOGAS”). The Company is comprised of GRE, which owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, and Mirabito Natural Gas (“Mirabito”), and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Through a joint venture, GRE has begun serving customers in the United Kingdom. Genie also includes Genie Oil and Gas, an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owns Atid Drilling Ltd., an early stage drilling services company operating in Israel.

GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 1.25% of the equity of GRE.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 45% and 43% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2017 and 2016, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarter of 2017 and 2016, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Cash, Cash Equivalents, and Restricted Cash

On January 1, 2018, the Company adopted the Accounting Standards Update (“ASU”) related to the classification and presentation of changes in restricted cash in the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$36,705	$29,913
Restricted cash—short-term included in other current assets	288	518
Restricted cash—long-term	1,090	1,496
Total cash, cash equivalents, and restricted cash	$38,083	$31,927

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 13), and a security deposit for land in western Colorado leased from the U.S. Bureau of Land Management. Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as "ASC 606"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with its historic accounting under ASC Topic 605. The Company determined that the new standard did not have any impact on revenue recognition and measurement in its consolidated financial statements. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which the Company operates. GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

Practical Expedients

The Company’s performance obligations are generally part of contracts for which the estimated customer relationship periods are currently less than one year. Therefore, in accordance with ASC 606, the Company generally expenses sales commissions to acquire customers when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the practical expedient.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended March 31, 2018
Fixed rate	$21,333	$1,800	$—	$23,133
Variable rate	44,002	21,628	—	65,630
Other	—	—	505	505
Total	$65,335	$23,428	$505	$89,268

Three Months Ended March 31, 2017
Fixed rate	$11,995	$40	$—	$12,035
Variable rate	40,971	17,900	—	58,871
Other	—	—	499	499
Total	$52,966	$17,940	$499	$71,405

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended March 31, 2018
Non-Commercial Channel	$62,844	$21,381	$—	$84,225
Commercial Channel	2,491	2,047	—	4,538
Other	—	—	505	505
Total	$65,335	$23,428	$505	$89,268

Three Months Ended March 31, 2017
Non-Commercial Channel	$52,966	$17,940	$—	$70,906
Commercial Channel	—	—	—	—
Other	—	—	499	499
Total	$52,966	$17,940	$499	$71,405

Note 4—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2018
Assets:
Derivative contracts	$155	$196	$—	$351
Liabilities:
Derivative contracts	$382	$19	$—	$401
December 31, 2017
Assets:
Derivative contracts	$3,091	$1,267	$—	$4,358
Liabilities:
Derivative contracts	$693	$535	$—	$1,228

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

Restricted cash—short-term and long-term, prepaid expenses, other current assets, due to IDT Corporation, and other current liabilities. At March 31, 2018 and December 31, 2017, the carrying amounts of these assets and liabilities approximated fair value because of the short period to maturity. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and prepaid expenses, other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, and other liabilities. At March 31, 2018 and December 31, 2017, other assets included an aggregate of $0.5 million and $0.6 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving line of credit, and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy. The carrying amount of the revolving line of credit approximated fair value because it bears interest at a variable market rate.

Note 5—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2018 and December 31, 2017, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2018 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2018	20,160 MWh
Electricity	May 2018	36,960 MWh
Electricity	June 2018	69,600 MWh
Electricity	July 2018	114,480 MWh
Electricity	August 2018	121,840 MWh
Electricity	September 2018	33,440 MWh
Electricity	October 2018	75,440 MWh
Electricity	November 2018	68,880 MWh
Electricity	December 2018	65,600 MWh
Electricity	January 2019	3,520 MWh
Electricity	February 2019	3,200 MWh
Natural gas	May 2018	116,155 Dth
Natural gas	June 2018	107,870 Dth
Natural gas	July 2018	101,900 Dth
Natural gas	August 2018	23,675 Dth
Natural gas	September 2018	23,275 Dth
Natural gas	October 2018	23,075 Dth
Natural gas	November 2018	24,800 Dth
Natural gas	December 2018	29,550 Dth
Natural gas	January 2019	30,030 Dth
Natural gas	February 2019	27,825 Dth
Natural gas	March 2019	23,775 Dth
Natural gas	April 2019	20,725 Dth
Natural gas	May 2019	18,600 Dth
Natural gas	June 2019	13,725 Dth
Natural gas	July 2019	9,450 Dth
Natural gas	August 2019	8,950 Dth
Natural gas	September 2019	8,800 Dth
Natural gas	October 2019	6,850 Dth
Natural gas	November 2019	6,425 Dth
Natural gas	December 2019	5,725 Dth
Natural gas	Calendar 2020	19,025 Dth
Natural gas	Calendar 2021	550 Dth

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$351	$4,358

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$401	$1,228

The effects of derivative instruments on the consolidated statements of income was as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended March 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives	2018	2017
		(in thousands)
Energy contracts and options	Cost of revenues	$(83)	$(1,248)

Note 6—Investment in Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom. At March 31, 2018, GEUK had contributed $4.0 million to Shoreditch, and GEUK is obligated to contribute an additional aggregate of up to £2.2 million ($3.1 million at March 31, 2018) by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones. EGC is obligated to contribute an aggregate of up to £1.7 million ($2.3 million at March 31, 2018) to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones.

GEUK owns 65% of the equity of Shoreditch and EGC owns 35% of the equity. GEUK appoints three members and EGC appoints two members to Shoreditch’s Board of Directors. EGC has several significant participating rights in the management of Shoreditch that limits GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, the Company has determined that it is not the primary beneficiary, as the Company does not have the power to direct the activities of Shoreditch that most significantly impact Shoreditch’s economic performance.

The following table summarizes the change in the balance of GEUK’s investment in Shoreditch:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$3,450	$—
Capital contributions	—	—
Cumulative foreign currency translation adjustment	130	—
Equity in the net loss of Shoreditch	(506)	—
Balance, end of period	$3,074	$—

At March 31, 2018, the Company’s maximum exposure to loss as a result of its involvement with Shoreditch was its $3.1 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues	$114	$—
Operating expenses:
Cost of revenues	133	—
Selling, general and administrative	760	—
Total operating expenses	893	—
Loss from operations	(779)	—
Other	—	—
Net loss	$(779)	$—

Note 7—Equity

Changes in the components of equity were as follows:

	Three Months Ended March 31, 2018
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2017	$84,013	$(16,885)	$67,128
Dividends on preferred stock	(370)	—	(370)
Dividends on common stock ($0.075 per share)	(1,865)	—	(1,865)
Stock-based compensation	889	—	889
Comprehensive income:
Net income	6,154	(295)	5,859
Foreign currency translation adjustments	15	44	59
Comprehensive income	6,169	(251)	5,918
Balance, March 31, 2018	$88,836	$(17,136)	$71,700

Dividend Payments

In the three months ended March 31, 2018 and 2017, the Company paid a quarterly Base Dividend of $0.1594 per share on its Series 2012-A Preferred Stock (“Preferred Stock”), or $0.4 million in total. On April 16, 2018, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2018. The dividend will be paid on or about May 15, 2018 to stockholders of record as of the close of business on May 7, 2018.

In the three months ended March 31, 2018 and 2017, the Company paid a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock in the aggregate amount of $1.9 million. On May 2, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the first quarter of 2018. The dividend will be paid on or about May 23, 2018 to stockholders of record as of the close of business on May 15, 2018.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2018 and 2017. At March 31, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

Proposed Sales of Shares and Warrants

On February 15, 2018, the Company’s Board of Directors approved, and on May 7, 2018, the Company’s stockholders approved the sale of (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million, to Howard S. Jonas, the Chairman of the Company’s Board of Directors, or to his affiliates. The warrants will expire two years from the closing of the sale, which will take place as soon as practicable. In addition, the Board of Directors approved, upon the same terms, the sale of up to 230,415 shares of the Company’s Class B common stock and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock to a third-party investor, subject to agreement of that investor. The price for the sale of the shares is equal to the closing price of the Class B common stock on the day before the transaction was first considered by the Board of Directors. The exercise price of the warrants represents a 10% premium on the sale price.

Proposed Purchase of Equity of Subsidiary

In March 2018, the Company and an entity affiliated with Lord (Jacob) Rothschild agreed in principle that the Rothschild affiliated entity will exercise its option to exchange its 5% equity interest in GOGAS for Class B shares of the Company’s common stock with a fair value of $0.2 million.

Note 8—Variable Interest Entity

Citizens Choice Energy, LLC (“CCE”), is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company does not own any interest in CCE. Since 2011, the Company provided CCE with substantially all of the cash required to fund its operations. The Company determined that it has the power to direct the activities of CCE that most significantly impact its economic performance and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE within its GRE segment. The net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying consolidated statements of income.

The Company has an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of $0.5 million that the Company loaned to CCE in October 2015. The option expires on October 22, 2023.

Net loss related to CCE and aggregate net funding (provided by) repaid to the Company were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net loss	$(268)	$(197)
Aggregate funding (provided by) repaid to the Company, net	$(95)	$71

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$56	$52
Restricted cash	15	31
Trade accounts receivable	876	1,031
Prepaid expenses	349	451
Other current assets	10	31
Other assets	410	439
Total assets	$1,716	$2,035
Liabilities and noncontrolling interests
Current liabilities	$552	$698
Due to IDT Energy	1,235	1,140
Noncontrolling interests	(71)	197
Total liabilities and noncontrolling interests	$1,716	$2,035

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 9 — The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act provides for comprehensive tax legislation that, among other things, reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, broadens the U.S. federal income tax base, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and creates new taxes on certain foreign sourced earnings.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views regarding the FASB Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

The Company has not completed its accounting for the income tax effects of the enactment of the Tax Act; however, the Company made a reasonable estimate of the effect on its existing deferred tax assets and corresponding valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At March 31, 2018, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT). The Company has not recorded any impact associated with either GILTI or BEAT.

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

Note 10—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Basic weighted-average number of shares	24,239	23,450
Effect of dilutive securities:
Stock options	—	6
Non-vested restricted Class B common stock	56	305
Diluted weighted-average number of shares	24,295	23,761

The following shares were excluded from the diluted earnings per share computation:

	March 31,
	2018	2017
	(in thousands)
Stock options	381	408
Non-vested restricted Class B common stock	—	—
Shares excluded from the calculation of diluted earnings per share	381	408

In the three months ended March 31, 2018 and 2017, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted loss per share computation.

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

Note 11—Related Party Transactions

See Note 7 for a description of the proposed sale of shares of the Company’s Class B common stock and warrants to purchase additional shares of the Company’s Class B common stock to Howard S. Jonas.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT (the “Spin-Off”). The Company entered into various agreements with IDT prior to the Spin-Off including an agreement for certain services to be performed by the Company and IDT. Following the Spin-Off, the charges for services provided by IDT are included in “Selling, general and administrative” expense in the consolidated statements of income. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. The charges for these services reduce the Company’s “Selling, general and administrative” expense.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amount IDT charged the Company	$316	$377
Amount the Company charged IDT	$121	$109

Note 12—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 92% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, Town Square Energy, and Mirabito, and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Through a joint venture, GRE has begun serving customers in the United Kingdom. GRE has outstanding deferred stock units granted to officers and employees that represent an interest of 1.25% of the equity of GRE. The Afek segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects. GOGAS also owns Atid Drilling Ltd., an early stage drilling services company operating in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended March 31, 2018
Revenues	$89,268	$—	$—	$—	$89,268
Income (loss) from operations	10,349	(272)	(1,089)	(2,361)	6,627
Exploration	—	227	—	—	227
Equity in the loss of a joint venture	506	—	—	—	506

Three Months Ended March 31, 2017
Revenues	$71,405	$—	$—	$—	$71,405
Income (loss) from operations	8,974	(1,286)	(97)	(2,395)	5,196
Exploration	—	851	—	—	851

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
March 31, 2018	$112,187	$1,772	$7,927	$3,292	$125,178

December 31, 2017	112,521	2,588	$7,887	2,782	125,778

Note 13—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. On October 20, 2014, IDT Energy moved to stay or, alternatively, dismiss the complaint, as amended, by the named plaintiff. On November 10, 2014, the named plaintiff opposed IDT Energy’s motion to dismiss and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. On June 10, 2015, the Court granted IDT Energy’s motion to stay and denied its motion to dismiss without prejudice. The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). On February 22, 2016, IDT Energy moved to dismiss the amended complaint, and the named plaintiff opposed that motion. The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. The parties were engaged in discovery prior to the mediation described below. On April 20, 2016, the named plaintiff filed an amended complaint on behalf of herself and all IDT Energy customers in New Jersey against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. On June 27, 2016, defendants Genie Retail Energy, Genie Energy International Corporation and Genie Energy Ltd. filed a motion to dismiss the amended complaint. On August 26, 2016, the named plaintiff opposed that motion and IDT Energy filed a reply memorandum of law in further support of its motion to dismiss. The Court granted the motion to dismiss, but the parties agreed to set aside that decision to give the plaintiff an opportunity to submit opposition papers that had not been considered by the Court in rendering its decision. The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below), which received preliminary approval from the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement.

On July 5, 2017, the Company entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in Pennsylvania, New York, and New Jersey described above. The Company does not believe that there was any wrongdoing on its part, and is entering into the settlement to further its efforts to address its customers’ concerns. Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could have been asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. In 2017, the Company estimated, based in part on historical participation rates, that its total settlement payment would be approximately $9.0 million. In the second quarter of 2017, the Company recorded a liability of $9.0 million for the settlement payment. The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment will be approximately $7.6 million. In the three months ended March 31, 2018, the Company reduced the liability for the settlement payment by $1.4 million, reversed $1.7 million of the revenue reduction recorded in 2017, and recorded expense of $0.3 million that is included in “Selling, general and administrative expense”. The Settlement Agreement was preliminarily approved by the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement.

From time to time, the Company receives inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and the Company responds to those inquiries or requests. The Company cannot predict whether any of those matters will lead to claims or enforcement actions. In the third quarter of 2017, the Company accrued $1.5 million of estimated loss related to concerns raised by the New Jersey Board of Public Utilities and Division of Consumer Affairs regarding energy supply charges issued to the Company’s retail customers during the first quarter of 2014.

In addition to the above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of March 31, 2018, New York represented 33% of GRE’s total meters served and 25% of the total residential customer equivalents (“RCEs”) of GRE’s customer base.

On December 16, 2016, the PSC issued an order (the “2016 Order”) prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. Temporary stays of the 2016 Order expired, and REPs were required to return service of their low-income customers to the relevant local incumbent utility on the modified schedule set forth in the PSC’s 2016 Order. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018.

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. The Court of Appeals is now set to review a 2017 decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. A briefing schedule was put in place, and the appeal is currently scheduled to be heard in September 2018.

Purchase Commitments

The Company had purchase commitments of $37.0 million at March 31, 2018, of which $35.4 million was for future purchases of electricity. The purchase commitments outstanding at March 31, 2018 are expected to be paid as follows: $34.3 million in the twelve months ending March 31, 2019, and $2.7 million in the twelve months ending March 31, 2020.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2018, GRE had commitments to purchase renewable energy credits of $27.4 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2018, GRE had aggregate performance bonds of $12.4 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2018, the Company was in compliance with such covenants. At March 31, 2018, restricted cash—short-term of $0.3 million and trade accounts receivable of $31.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $8.5 million at March 31, 2018.

Note 14—Revolving Line of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At March 31, 2018 and December 31, 2017, $2.5 million was outstanding under the revolving line of credit. At March 31, 2018 and December 31, 2017, the effective interest rate was 6.52% and 5.99% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

Note 15—Recently Issued Accounting Standards Not Yet Adopted

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 92% of Genie Oil and Gas, Inc., or GOGAS. We are comprised of GRE, which owns and operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, Town Square Energy, or TSE, and Mirabito Natural Gas, or Mirabito, and also offers energy brokerage and advisory services through its Genie Retail Energy Services and Diversegy divisions. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Through a joint venture, GRE has begun serving customers in the United Kingdom. We also include Genie Oil and Gas, or GOGAS, an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd., or Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owns Atid Drilling Ltd., an early stage drilling services company operating in Israel.

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

Concentration of Customers and Associated Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Three Months Ended March 31,
	2018	2017
Con Edison	na	14%
ComEd	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at March 31, 2018 and December 31, 2017 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at March 31, 2018 or December 31, 2017):

	March 31, 2018	December 31, 2017
Con Edison	na	11%

na-less than 10% of consolidated gross trade accounts receivable

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission, or PSC, held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. We are evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of March 31, 2018, New York represented 33% of GRE’s total meters served and 25% of the total residential customer equivalents, or RCEs, of GRE’s customer base.

On December 16, 2016, the PSC issued the 2016 Order prohibiting REP service to customers enrolled in New York’s utility low-income assistance programs. Temporary stays of the 2016 Order expired, and REPs were required to return service of their low-income customers to the relevant local incumbent utility on the modified schedule set forth in the PSC’s 2016 Order. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, oil and gas accounting and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as "ASC 606"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

We adopted ASC 606 as of January 1, 2018, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with its historic accounting under ASC Topic 605. We determined that the new standard did not have any impact on revenue recognition and measurement in our consolidated financial statements. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. GRE’s REPs participate in POR programs for a majority of their receivables. We estimate variable consideration related to our rebate programs using the expected value method and a portfolio approach. Our estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on our sales and collected from customers are excluded from the transaction price.

Our performance obligations are generally part of contracts for which the estimated customer relationship periods are currently less than one year. Therefore, in accordance with ASC 606, we generally expense sales commissions to acquire customers when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We continuously monitor our customer relationship periods to ensure compliance with the application of this practical expedient.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Genie Retail Energy Segment

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Revenues:
Electricity	$65.4	$53.0	$12.4	23.4%
Natural gas	23.4	17.9	5.5	30.6
Other	0.5	0.5	—	1.1

Total revenues	89.3	71.4	17.9	25.0
Cost of revenues	64.8	46.6	18.2	39.2

Gross profit	24.5	24.8	(0.3)	(1.6)
Selling, general and administrative	13.7	15.8	(2.1)	(14.3)
Equity in the net loss of joint venture	0.5	—	0.5	nm

Income from operations	$10.3	$9.0	$1.3	15.3%

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

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report). The Settlement Agreement was preliminarily approved by the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement. In 2017, we estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9.0 million. In the second quarter of 2017, we recorded a revenue reduction of $3.6 million for estimated payments to customers, of which $3.1 million reduced electricity revenues and $0.5 million reduced natural gas revenues, and an expense of $5.4 million that was included in “Selling, general and administrative expense.” The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million. In the three months ended March 31, 2018, we reduced the liability for the settlement payment by $1.4 million, reversed $1.7 million of the revenue reduction recorded in 2017, of which $1.5 million increased electricity revenues in 2018 and $0.2 million increased natural gas revenues in 2018, and recorded expense of $0.3 million that is included in “Selling, general and administrative expense”.

Revenues. GRE’s electricity revenues increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily because of increases in electricity consumption by GRE’s REP’s customers and in the average rate charged to customers. The increase in electricity revenues in the three months ended March 31, 2018 compared to the same period in 2017 also included $1.5 million for the reversal of estimated payments to customers for the settlement of the class action lawsuits described above. Electricity consumption by GRE’s REP’s customers increased 12.2% in the three months ended March 31, 2018 compared to the same period in 2017. The increase in electricity consumption reflected an increase in average consumption per meter, which increased 13.1% in the three months ended March 31, 2018 compared to the same period in 2017, although average meters served decreased 0.8% in the three months ended March 31, 2018 compared to the same period in 2017. The average rate charged to customers increased 9.9% in the three months ended March 31, 2018 compared to the same period in 2017 primarily reflecting an increase in the underlying commodity cost.

GRE's natural gas revenues increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily because of the Mirabito acquisition in August 2017, an increase in natural gas consumption by GRE’s REP’s customers, and an increase in the average rate charged to customers. The increase in natural gas revenues in the three months ended March 31, 2018 compared to the same period in 2017 also included $0.2 million for the reversal of estimated payments to customers for the settlement of the class action lawsuits described above. The Mirabito acquisition added $2.0 million in natural gas revenues in the three months ended March 31, 2018. Natural gas consumption by GRE’s REP’s customers increased 22.9% in the three months ended March 31, 2018 compared to the same period in 2017. The increase in natural gas consumption reflected the increases in average consumption per meter of 41.9%, partially offset by a 13.4% decrease in meters served in the three months ended March 31, 2018 compared to the same period in 2017. The average rate charged to customers increased 6.2% in the three months ended March 31, 2018 compared to the same period in 2017 primarily reflecting an increase in the underlying commodity cost.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Meters at end of quarter:
Electricity customers	284	307	330	317	307
Natural gas customers	89	105	116	113	111
Total meters	373	412	446	430	418

Gross meter acquisitions in the three months ended March 31, 2018 were 55,000 compared to 84,000 in the same period in 2017. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018. In response to the New York PSC developments, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served decreased by 39,000 or 9.4% from December 31, 2017 to March 31, 2018, compared to an increase of 6,000 or 1.5% from December 31, 2016 to March 31, 2017. The return of low-income customers in New York mandated by the 2016 Order drove an increase in average monthly churn to 7.6% in the three months ended March 31, 2018 from 6.1% in the three months ended March 31, 2017.

GRE continues to expand its domestic geographic footprint, including entering its thirteenth and fourteenth states. In addition, GRE is exploring additional growth opportunities in international markets.

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

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
RCEs at end of quarter:
Electricity customers	218	228	243	219	220
Natural gas customers	67	73	82	70	67
Total RCEs	285	301	325	289	287

RCEs decreased 0.6% at March 31, 2018 compared to March 31, 2017 primarily due to the transfer of customer accounts to their respective incumbent utilities in the three months ended March 31, 2018 in accordance with the 2016 Order, and our decision to curtail customer acquisition efforts in certain territories.

Other revenue in the three months ended March 31, 2018 and 2017 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Cost of revenues:
Electricity	$47.0	$33.7	$13.3	39.4%
Natural gas	17.6	12.7	4.9	38.7
Other	0.2	0.2	—	41.4

Total cost of revenues	$64.8	$46.6	$18.2	39.2%

	Three months ended March 31,
	2018	2017	Change
Gross margin percentage:
Electricity	28.1%	36.4%	(8.3)%
Natural gas	24.8	29.2	(4.4)
Other	56.2	68.7	(12.5)

Total gross margin percentage	27.4%	34.8%	(7.4)%

Cost of revenues for electricity increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily because of increases in the average unit cost of electricity and electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 24.2% in the three months ended March 31, 2018 compared to the same period in 2017. Electricity consumption by GRE’s REPs’ customers increased 12.2% in the three months ended March 31, 2018 compared to the same period in 2017. Gross margin on electricity sales decreased in the three months ended March 31, 2018 compared to the same period in 2017 because the increase in the average rate charged to customers was less than the increase in the average unit cost of electricity.

Cost of revenues for natural gas increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily because of the Mirabito acquisition in August 2017, an increase in natural gas consumption, and an increase in the average unit cost of natural gas. The Mirabito acquisition added $1.6 million in cost of revenues for natural gas in the three months ended March 31, 2018. Natural gas consumption by GRE’s REPs’ customers increased 22.9% in the three months ended March 31, 2018 compared to the same period in 2017. The average unit cost of natural gas increased 12.9% in the three months ended March 31, 2018 compared to the same period in 2017. Gross margin on natural gas sales decreased in the three months ended March 31, 2018 compared to the same period in 2017 because the increase in the average rate charged to customers was less than the increase in the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a decrease in customer acquisition costs, reflecting the decrease in gross meter acquisitions. The decrease in selling, general and administrative expense in the three months ended March 31, 2018 compared to the same period in 2017 was partially offset by a $0.3 million increase in the estimated costs for the settlement of the class action lawsuits described above. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 22.2% in the three months ended March 31, 2017 to 15.2% in the three months ended March 31, 2018.

Equity in net loss of joint venture. GEUK accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, GEUK has determined that it is not the primary beneficiary, as GEUK does not have the power to direct the activities that most significantly impact Shoreditch’s economic performance. In December 2017, Shoreditch commenced initial customer acquisition in the United Kingdom under the mandated three-month Controlled Market Entry framework in which new entrants can acquire a limited number of customers in a test environment. The controlled market entry was successfully completed and Shoreditch’s customer acquisition program has commenced. Shoreditch’s net loss in the three months ended March 31, 2018 was $0.8 million.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
General and administrative	$0.1	$0.4	$(0.3)	(89.6)%
Exploration	0.2	0.9	(0.7)	(73.4)
Loss from operations	$0.3	$1.3	$(1.0)	(78.9)%

General and Administrative. General and administrative expense decreased in the three months ended March 31, 2018 compared to the same period in 2017 primarily because of a decrease in payroll and related expense.

Exploration.  Afek accounts for its oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. In 2017, Afek drilled an exploratory well at one of the Northern sites in its license area. In November 2017, Afek announced that the preliminary analysis of results from this completed well suggested that the well’s target zone does not contain commercially producible quantities of oil or natural gas. Afek suspended its drilling operations pending further analysis. Exploration expense in the three months ended March 31, 2018 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek is pursuing a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Subject to regulatory approvals, Afek expects to obtain definitive test results as early as the third quarter.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
General and administrative expense and loss from operations	$1.1	$0.1	$1.0	nm

nm—not meaningful

General and Administrative. General and administrative expense increased in the three months ended March 31, 2018 compared to the same period in 2017 because of increases in payroll and related expense and depreciation expense, primarily due to the operations of Atid Drilling Ltd., GOGAS’ drilling services company operating in Israel.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
General and administrative expense and loss from operations	$2.4	$2.4	$—	(1.4)%

Corporate general and administrative expense was substantially unchanged in the three months ended March 31, 2018 compared to the same period in 2017 primarily because a decrease in payroll and related expense was mostly offset by an increase in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 3.4% in the three months ended March 31, 2017 to 2.7% in the three months ended March 31, 2018.

Consolidated

Selling, General and Administrative. Pursuant to an agreement between us and IDT Corporation, or IDT, our former parent company, IDT charges us for services it provides to us, and we charge IDT for services that we provide to certain of IDT’s subsidiaries. In the three months ended March 31, 2018 and 2017, the amounts that IDT charged us, net of the amounts that we charged IDT, was $0.2 million and $0.3 million, respectively, which was included in consolidated selling, general and administrative expense.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.3 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.6 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
	2018	2017	$	%
	(in millions)
Income from operations	$6.6	$5.2	$1.4	27.5%
Interest income	0.1	0.1	—	(5.8)
Interest expense	(0.1)	—	(0.1)	(135.9)
Other income (expense), net	0.1	(0.3)	0.4	116.9
Provision for income taxes	(0.8)	(0.9)	0.1	6.7
Net income	5.9	4.1	1.8	41.6
Net loss attributable to noncontrolling interests	0.3	0.5	(0.2)	(33.4)
Net income attributable to Genie	$6.2	$4.6	$1.6	34.3%

Interest Expense.  On April 4, 2017, we entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving line of credit. In the three months ended March 31, 2018, we incurred interest expense from borrowings under the Vantage revolving line of credit. In November 2016, GRE acquired Retail Energy Holdings, LLC, or REH, a retail electricity provider operating as TSE. In the three months ended March 31, 2017, REH incurred interest expense of $39,000 from borrowings under its revolving line of credit with Vantage. The REH credit agreement with Vantage was terminated in April 2017.

Other Income (Expense), net.  Other income, net in the three months ended March 31, 2018 consisted of nonoperating gains of $29,000 and foreign currency transaction gains of $13,000. Other expense, net in the three months ended March 31, 2017 consisted primarily of foreign currency transaction losses of $0.3 million.

Provision for Income Taxes. The change in provision for income taxes in the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero. The additional net operating losses are fully offset by a valuation allowance so no additional benefit for Federal income taxes was recorded. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE.

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

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended March 31, 2018 compared to the similar period in 2017 was primarily due to the reduction in the net loss of Afek, partially offset by an increase in the net loss of CCE. Afek’s net loss in the three months ended March 31, 2018 was $0.1 million compared to $1.1 million in the three months ended March 31, 2017. CCE’s net loss in the three months ended March 31, 2018 was $0.3 million compared to $0.2 million in the three months ended March 31, 2017.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations in the next twelve months and the $36.7 million balance of unrestricted cash and cash equivalents that we held at March 31, 2018 will be sufficient to meet our currently anticipated cash requirements for at least the twelve months ending March 31, 2018.

At March 31, 2018, we had working capital (current assets less current liabilities) of $40.3 million.

	Three months ended March 31,
	2018	2017
	(in millions)
Cash flows provided by (used in):
Operating activities	$8.6	$3.6
Investing activities	(0.2)	(1.0)
Financing activities	(2.2)	(2.1)
Effect of exchange rate changes on cash and cash equivalents	—	0.3
Increase in cash, cash equivalents, and restricted cash	$6.2	$0.8

Operating Activities

Cash provided by operating activities was $8.6 million and $3.6 million in the three months ended March 31, 2018 and 2017, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Inventory of natural gas decreased to $0.3 million at March 31, 2018 from $1.0 million at December 31, 2017 due to a 73% decrease in quantity and a 5% decrease in the average unit cost at March 31, 2018 compared to December 31, 2017. The decrease in the quantity of natural gas reflects the end of the heating season. Inventory at March 31, 2018 and December 31, 2017 also included $5.4 million and $3.0 million, respectively, in renewable energy credits.

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits currently pending in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report). The Settlement Agreement was preliminarily approved by the Court on October 16, 2017. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. The final approval hearing took place on April 9, 2018. The parties are awaiting a report and recommendation with respect to final approval of the settlement. In 2017, we estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9.0 million. The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million. In the three months ended March 31, 2018, we reduced the liability for the settlement payment by $1.4 million. The payments pursuant to the Settlement Agreement are expected to be disbursed during the third quarter of 2018.

CCE is a consolidated variable interest entity. We determined that, since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the three months ended March 31, 2018, we provided CCE with net funding of $0.1 million. In the three months ended March 31, 2017, CCE repaid $0.1 million to us.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP. The agreement’s termination date is November 30, 2019, except either party may terminate the agreement on November 30, 2018 by giving the other party notice by May 31, 2018. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2018, we were in compliance with such covenants. At March 31, 2018, restricted cash—short-term of $0.3 million and trade accounts receivable of $31.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $8.5 million at March 31, 2018.

In December 2017, the New York PSC held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. We are evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of March 31, 2018, New York represented 33% of GRE’s total meters served and 25% of the total residential customer equivalents, or RCEs, of GRE’s customer base.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.3 million in the three months ended March 31, 2018 compared to $0.2 million in the three months ended March 31, 2017.

In the three months ended March 31, 2018 and 2017, we used cash of nil and $1.1 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel. We had purchase commitments of $37.0 million at March 31, 2018, of which $35.4 million was for future purchases of electricity. We currently anticipate that our total capital expenditures in the twelve months ending March 31, 2019 will be between $1 million and $2 million.

We received $0.1 million and $0.4 million from an employee for the repayment of notes receivable in the three months ended March 31, 2018 and 2017, respectively.

On July 17, 2017, GEUK entered into a definitive agreement with EGC to launch Shoreditch in the United Kingdom. At March 31, 2018, GEUK had contributed $4.0 million to Shoreditch, and GEUK is obligated to contribute an additional aggregate of up to £2.2 million ($3.1 million at March 31, 2018) by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones. EGC is obligated to contribute an aggregate of up to £1.7 million ($2.3 million at March 31, 2018) to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones.

Financing Activities

In the three months ended March 31, 2018 and 2017, we paid a Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in the three months ended March 31, 2018 and 2017 was $0.4 million. On April 16, 2018, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about May 15, 2018 to stockholders of record as of the close of business on May 7, 2018.

In the three months ended March 31, 2018 and 2017, we paid a quarterly dividend of $0.075 per share to stockholders of our Class A common stock and Class B common stock. The aggregate amount paid in the three months ended March 31, 2018 and 2017 was $1.9 million. On May 2, 2018, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 23, 2018 to stockholders of record as of the close of business on May 15, 2018.

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the three months ended March 31, 2018, there were no amounts borrowed or repaid under the line of credit. At March 31, 2018 and December 31, 2017, $2.5 million was outstanding under the line of credit and the effective interest rate was 6.52% and 5.99% per annum, respectively.

REH had a Credit Agreement with Vantage for a revolving line of credit for up to a maximum principal amount of $7.5 million. The principal outstanding incurred interest at one-month LIBOR plus 5.25% per annum, payable monthly. The REH Credit Agreement was terminated on April 4, 2017. In the three months ended March 31, 2017, REH borrowed $10.5 million under the line of credit and repaid $10.0 million.

In the three months ended March 31, 2017, we paid $23,000 to repurchase 3,903 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. There were no stock repurchases in the three months ended March 31, 2018.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended March 31, 2018 and 2017. At March 31, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

On February 15, 2018, our Board of Directors approved, and on May 7, 2018, our stockholders approved the sale of (1) 1,152,074 shares of our Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of our Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million, to Howard S. Jonas, the Chairman of our Board of Directors, or to his affiliates. The warrants will expire two years from the closing of the sale, which will take place as soon as practicable. In addition, the Board of Directors approved, upon the same terms, the sale of up to 230,415 shares of our Class B common stock and warrants to purchase an additional 209,644 shares of our Class B common stock to a third-party investor, subject to agreement of that investor. The price for the sale of the shares is equal to the closing price of the Class B common stock on the day before the transaction was first considered by the Board of Directors. The exercise price of the warrants represents a 10% premium on the sale price.

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at March 31, 2018:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$37.0	$34.3	$2.7	$—	$—
Renewable energy credit purchase obligations	27.4	8.0	19.4	—	—
Revolving line of credit (1)	3.3	0.4	2.9	—	—
Operating leases	1.7	0.4	0.5	0.4	0.4
Other liabilities (2) (3)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (4) (5)	$69.7	$43.4	$25.5	$0.4	$0.4

(1)	The above table includes principal outstanding at March 31, 2018 plus estimated interest and fees.
(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDT Energy Network due to the uncertainty of the amount and/or timing of any such payments.
(3)	The above table does not include an aggregate of up to £2.2 million ($3.1 million at March 31, 2018) to be contributed by GEUK to Shoreditch by August 1, 2018, contingent on Shoreditch’s achievement of performance based milestones, due to the uncertainty of the amount and/or timing of any payments.
(4)	The above table does not include an aggregate of $12.4 million in performance bonds at March 31, 2018 due to the uncertainty of the amount and/or timing of any payments.
(5)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at March 31, 2018 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2018, GRE had aggregate performance bonds of $12.4 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2018 had remained the same as in the three months ended March 31, 2017, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $3.3 million in the three months ended March 31, 2018 and our gross profit from natural gas sales would have increased by $0.6 million in the three months ended March 31, 2018.

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

The summarized volume of GRE’s outstanding contracts and options at March 31, 2018 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	April 2018	20,160 MWh
Electricity	May 2018	36,960 MWh
Electricity	June 2018	69,600 MWh
Electricity	July 2018	114,480 MWh
Electricity	August 2018	121,840 MWh
Electricity	September 2018	33,440 MWh
Electricity	October 2018	75,440 MWh
Electricity	November 2018	68,880 MWh
Electricity	December 2018	65,600 MWh
Electricity	January 2019	3,520 MWh
Electricity	February 2019	3,200 MWh
Natural gas	May 2018	116,155 Dth
Natural gas	June 2018	107,870 Dth
Natural gas	July 2018	101,900 Dth
Natural gas	August 2018	23,675 Dth
Natural gas	September 2018	23,275 Dth
Natural gas	October 2018	23,075 Dth
Natural gas	November 2018	24,800 Dth
Natural gas	December 2018	29,550 Dth
Natural gas	January 2019	30,030 Dth
Natural gas	February 2019	27,825 Dth
Natural gas	March 2019	23,775 Dth
Natural gas	April 2019	20,725 Dth
Natural gas	May 2019	18,600 Dth
Natural gas	June 2019	13,725 Dth
Natural gas	July 2019	9,450 Dth
Natural gas	August 2019	8,950 Dth
Natural gas	September 2019	8,800 Dth
Natural gas	October 2019	6,850 Dth
Natural gas	November 2019	6,425 Dth
Natural gas	December 2019	5,725 Dth
Natural gas	Calendar 2020	19,025 Dth
Natural gas	Calendar 2021	550 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2018:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2018	—	$—	—	6,896,669
February 1-28, 2018	—	$—	—	6,896,669
March 1-31, 2018	—	$—	—	6,896,669

Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*       Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 10, 2018	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 10, 2018	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

