Form 10-Q
period 2018-06-30
Genie Energy Ltd.
filed 2018-08-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 7, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding
Class B common stock, $.01 par value:	24,876,386 shares outstanding (excluding 100,500 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

 i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$43,175	$29,913
Trade accounts receivable, net of allowance for doubtful accounts of $1,601 and $1,099 at June 30, 2018 and December 31, 2017, respectively	31,019	44,629
Inventory	7,765	3,986
Prepaid expenses	6,110	6,131
Other current assets	3,769	5,503
Total current assets	91,838	90,162
Property and equipment, net	702	4,020
Goodwill	9,998	9,998
Other intangibles, net	4,918	4,859
Investment in joint venture	2,203	3,450
Restricted cash—long-term	984	1,496
Deferred income tax assets, net	2,028	2,141
Other assets	11,714	9,652
Total assets	$124,385	$125,778

Liabilities and equity
Current liabilities:
Trade accounts payable	$16,424	$21,068
Accrued expenses	25,254	28,069
Income taxes payable	1,300	2,204
Due to IDT Corporation	154	228
Other current liabilities	3,696	3,172
Total current liabilities	46,828	54,741
Revolving line of credit	2,514	2,513
Other liabilities	1,356	1,396
Total liabilities	50,698	58,650
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000: Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2018 and December 31, 2017	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2018 and December 31, 2017	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 24,977 and 23,601 shares issued and 24,876 and 23,270 shares outstanding at June 30, 2018 and December 31, 2017, respectively	250	236
Additional paid-in capital	133,037	130,870
Treasury stock, at cost, consisting of 101 and 331 shares of Class B common stock at June 30, 2018 and December 31, 2017, respectively	(735)	(2,428)
Accumulated other comprehensive income	2,401	3,045
Accumulated deficit	(67,715)	(67,469)
Total Genie Energy Ltd. stockholders’ equity	86,997	84,013
Noncontrolling interests	(13,310)	(16,885)
Total equity	73,687	67,128
Total liabilities and equity	$124,385	$125,778

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Electricity	$48,514	$44,480	$113,849	$97,446
Natural gas	7,362	5,318	30,791	23,258
Other	557	449	1,062	949
Total revenues	56,433	50,247	145,702	121,653
Cost of revenues	40,361	38,122	105,171	84,678
Gross profit	16,072	12,125	40,531	36,975
Operating expenses and losses:
Selling, general and administrative (i)	15,369	24,742	32,467	43,544
Write-down of assets held for sale to fair value	2,291	—	2,291	—
Exploration	17	952	244	1,803
Equity in the net loss of joint venture	716	—	1,221	—
(Loss) income from operations	(2,321)	(13,569)	4,308	(8,372)
Interest income	108	70	189	156
Interest expense	(81)	(116)	(173)	(155)
Other income (expense), net	58	(158)	100	(406)
(Loss) income before income taxes	(2,236)	(13,773)	4,424	(8,777)
(Provision for) benefit from income taxes	(258)	823	(1,057)	(33)
Net (loss) income	(2,494)	(12,950)	3,367	(8,810)
Net loss attributable to noncontrolling interests	575	381	870	824
Net (loss) income attributable to Genie Energy Ltd.	(1,919)	(12,569)	4,237	(7,986)
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net (loss) income attributable to Genie Energy Ltd. common stockholders	$(2,289)	$(12,939)	$3,497	$(8,726)

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.09)	$(0.55)	$0.14	$(0.37)
Diluted	$(0.09)	$(0.55)	$0.14	$(0.37)
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	24,584	23,467	24,440	23,458
Diluted	24,584	23,467	24,598	23,458

Dividends declared per common share	$0.075	$0.075	$0.15	$0.15
(i) Stock-based compensation included in selling, general and administrative expenses	$1,257	$1,141	$2,605	$2,379

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(2,494)	$(12,950)	$3,367	$(8,810)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(397)	440	(338)	882
Comprehensive (loss) income	(2,891)	(12,510)	3,029	(7,928)
Comprehensive loss attributable to noncontrolling interests	313	560	564	1,261
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(2,578)	$(11,950)	$3,593	$(6,667)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net income (loss)	$3,367	$(8,810)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,183	1,041
Write-down of assets held for sale to fair value	2,291	—
Deferred income taxes	113	(543)
Provision for doubtful accounts receivable	502	186
Gain on sale of property and equipment	(18)	—
Stock-based compensation	2,605	1,969
Equity in the net loss of a joint venture	1,221	—
Change in assets and liabilities:
Trade accounts receivable	13,088	(834)
Inventory	(3,779)	1,271
Prepaid expenses	(7)	(2,401)
Other current assets and other assets	120	(3,796)
Trade accounts payable, accrued expenses and other current liabilities	(7,639)	10,124
Due to IDT Corporation	(74)	60
Income taxes payable	(904)	(1,740)
Net cash provided by (used in) operating activities	12,069	(3,473)
Investing activities
Capital expenditures	(370)	(2,876)
Proceeds from sale of property and equipment	62	—
Payments for acquisitions	(745)	—
Investments in capitalized exploration costs—unproved oil and gas property	—	(3,311)
Deposit for investment	—	(94)
Repayment of notes receivable	54	446
Net cash used in investing activities	(999)	(5,835)
Financing activities
Dividends paid	(4,483)	(4,440)
Purchase of equity of subsidiary	—	(278)
Proceeds from sales of Class B common stock and warrants	6,000	—
Proceeds from revolving line of credit	—	14,450
Repayment of revolving line of credit	—	(12,655)
Exercise of stock options	—	109
Repurchases of Class B common stock from employees	—	(23)
Net cash provided by (used in) financing activities	1,517	(2,837)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	289

Net increase (decrease) in cash, cash equivalents, and restricted cash	12,510	(11,856)
Cash, cash equivalents, and restricted cash at beginning of period	31,927	47,052

Cash, cash equivalents, and restricted cash at end of period	$44,437	$35,196
Supplemental Schedule of Non-Cash Financing Activities
Purchase of equity of subsidiary (see Note 9)	$(4,139)	$—

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 97% of Genie Oil and Gas, Inc. (“GOGAS”). The Company is comprised of GRE, which owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, and Mirabito Natural Gas (“Mirabito”), and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan (see Notes 7 and 8). The Company also includes Genie Oil and Gas, an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owns Atid Drilling Ltd., a drilling services company operating in Israel (see Note 4).

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

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$43,175	$29,913
Restricted cash—short-term included in other current assets	278	518
Restricted cash—long-term	984	1,496
Total cash, cash equivalents, and restricted cash	$44,437	$31,927

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16), and a security deposit for land in western Colorado leased from the U.S. Bureau of Land Management. Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended June 30, 2018
Fixed rate	$12,944	$497	$—	$13,441
Variable rate	35,570	6,865	—	42,435
Other	—	—	557	557
Total	$48,514	$7,362	$557	$56,433

Three Months Ended June 30, 2017
Fixed rate	$12,257	$41	$—	$12,298
Variable rate	32,223	5,277	—	37,500
Other	—	—	449	449
Total	$44,480	$5,318	$449	$50,247

Six Months Ended June 30, 2018
Fixed rate	$34,277	$2,297	$—	$36,574
Variable rate	79,572	28,494	—	108,066
Other	—	—	1,062	1,062
Total	$113,849	$30,791	$1,062	$145,702

Six Months Ended June 30, 2017
Fixed rate	$24,252	$81	$—	$24,333
Variable rate	73,194	23,177	—	96,371
Other	—	—	949	949
Total	$97,446	$23,258	$949	$121,653

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended June 30, 2018
Non-Commercial Channel	$45,386	$6,316	$—	$51,702
Commercial Channel	3,128	1,046	—	4,174
Other	—	—	557	557
Total	$48,514	$7,362	$557	$56,433

Three Months Ended June 30, 2017
Non-Commercial Channel	$44,476	$5,318	$—	$49,794
Commercial Channel	4	—	—	4
Other	—	—	449	449
Total	$44,480	$5,318	$449	$50,247

Six Months Ended June 30, 2018
Non-Commercial Channel	$108,230	$27,698	$—	$135,928
Commercial Channel	5,619	3,093	—	8,712
Other	—	—	1,062	1,062
Total	$113,849	$30,791	$1,062	$145,702

Six Months Ended June 30, 2017
Non-Commercial Channel	$97,442	$23,258	$—	$120,700
Commercial Channel	4	—	—	4
Other	—	—	949	949
Total	$97,446	$23,258	$949	$121,653

Note 4—Atid Drilling Ltd. Assets and Liabilities Held for Sale

As a result of the Company’s decision to suspend its oil and gas exploration drilling activities, in June 2018, the Company initiated a plan to sell primarily all Atid’s assets. At June 30, 2018, Atid’s assets and liabilities were reported at fair value less cost to sell. In the three months ended June 30, 2018, the Company recorded a $2.3 million write-down to fair value of Atid’s assets held for sale. The Company used the market approach to estimate the fair values of assets and liabilities held for sale. The related inputs were corroborated by observable market data for similar assets and liabilities, therefore the estimated fair values were classified as Level 2 of the fair value hierarchy.

The pending disposition of Atid did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The Atid assets and liabilities held for sale at June 30, 2018 included the following (in thousands):

Current assets held for sale:
Trade accounts receivable	$20
Prepaid expenses	26
Other current assets	608
Property and equipment, net	689
Other assets	30

Total included in other current assets	$1,373

Current liabilities held for sale:
Trade accounts payable	$4
Accrued expenses	196

Total included in other current liabilities	$200

Note 5—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2018
Assets:
Derivative contracts	$1,160	$447	$—	$1,607
Liabilities:
Derivative contracts	$619	$142	$—	$761
December 31, 2017
Assets:
Derivative contracts	$3,091	$1,267	$—	$4,358
Liabilities:
Derivative contracts	$693	$535	$—	$1,228

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

Restricted cash—short-term and long-term, other current assets, due to IDT Corporation, and other current liabilities. At June 30, 2018 and December 31, 2017, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, and other liabilities. At June 30, 2018 and December 31, 2017, other assets included an aggregate of $0.5 million and $0.6 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving line of credit, and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 6—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2018 and December 31, 2017, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2018 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2018	68,000 MWh
Electricity	August 2018	136,640 MWh
Electricity	September 2018	43,840 MWh
Electricity	October 2018	75,440 MWh
Electricity	November 2018	68,880 MWh
Electricity	December 2018	65,600 MWh
Electricity	January 2019	173,360 MWh
Electricity	February 2019	157,120 MWh
Natural gas	August 2018	209,225 Dth
Natural gas	September 2018	206,000 Dth
Natural gas	October 2018	109,375 Dth
Natural gas	November 2018	385,750 Dth
Natural gas	December 2018	396,400 Dth
Natural gas	January 2019	476,430 Dth
Natural gas	February 2019	451,275 Dth
Natural gas	March 2019	469,725 Dth
Natural gas	April 2019	33,175 Dth
Natural gas	May 2019	27,650 Dth
Natural gas	June 2019	22,225 Dth
Natural gas	July 2019	17,650 Dth
Natural gas	August 2019	16,800 Dth
Natural gas	September 2019	16,300 Dth
Natural gas	October 2019	15,450 Dth
Natural gas	November 2019	91,875 Dth
Natural gas	December 2019	94,425 Dth
Natural gas	Calendar 2020	92,325 Dth
Natural gas	Calendar 2021	8,300 Dth

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2018	December 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$1,607	$4,358

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$761	$1,228

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	Derivatives	2018	2017	2018	2017
		(in thousands)
Energy contracts and options	Cost of revenues	$532	$(1,471)	$449	$(2,719)

Note 7—Investment in Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy. At June 30, 2018, GEUK had contributed $4.0 million to Shoreditch. In August 2018, the parties agreed to provide additional funding for Shoreditch in September 2018. GEUK is obligated to contribute up to an additional £2.2 million ($3.0 million at June 30, 2018) in the aggregate, and EGC is obligated to contribute up to an aggregate of £1.7 million ($2.2 million at June 30, 2018), to Shoreditch.

GEUK owns 65% of the equity of Shoreditch and EGC owns the remaining 35%. EGC has several significant participating rights in the management of Shoreditch that limits GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, the Company has determined that it is not the primary beneficiary, as the Company does not have the power to direct the activities of Shoreditch that most significantly impact Shoreditch’s economic performance.

The following table summarizes the change in the balance of GEUK’s investment in Shoreditch:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$3,450	$—
Capital contributions	—	—
Cumulative foreign currency translation adjustment	(26)	—
Equity in the net loss of Shoreditch	(1,221)	—

Balance, end of period	$2,203	$—

At June 30, 2018, the Company’s maximum exposure to loss as a result of its involvement with Shoreditch was its $2.2 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues	$215	$—	$329	$—
Operating expenses:
Cost of revenues	237	—	370	—
Selling, general and administrative	1,004	—	1,764	—
Loss from operations	(1,026)	—	(1,805)	—
Other	—	—	—	—
Net loss	$(1,026)	$—	$(1,805)	$—

Note 8—Acquisition of Smile Energy G.K.

On June 7, 2018, Genie Japan, LLC (“Genie Japan”), a wholly-owned indirect subsidiary of the Company, acquired 100% of the equity of Smile Energy G.K., (“Smile Energy”) from Capital Sixty, LLC (“Capital Sixty”) and Flower Denryoku (“Flower”). Smile Energy is a Japanese company licensed to provide electricity to end-use customers in Japan. The aggregate purchase price was $745,000. In addition, Capital Sixty received an option to purchase a 5% membership interest in Genie Japan at an exercise price of $1. The option is exercisable on the earlier of 18 months from the start of enrolling retail energy customers in Japan or June 7, 2020. At any time before exercise, Genie Japan may cancel the option in exchange for a payment of $250,000 to Capital Sixty. The estimated fair value of the option on the date of grant was not material.

The Company accounted for the Smile Energy acquisition as an asset acquisition. The aggregate purchase price was recorded as license to operate as a REP in Japan. The carrying value of the license is included in “Other intangibles, net” in the accompanying consolidated balance sheet. The carrying value of the license will be amortized on a straight-line basis over its estimated 10-year life.

Smile Energy entered into a Power Service Agreement with Flower, pursuant to which, Flower will provide certain services to Smile Energy including wholesale power supply and electricity sales service. Smile Energy incurred set-up fees of $0.4 million for the implementation of the Power Service Agreement. The Power Service Agreement has an initial term of three years. Smile Energy is charging the set-up fees to expense on a straight-line basis over three years.

Note 9—Equity

Changes in the components of equity were as follows:

	Six Months Ended June 30, 2018
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2017	$84,013	$(16,885)	$67,128
Dividends on preferred stock	(740)	—	(740)
Dividends on common stock ($0.15 per share)	(3,743)	—	(3,743)
Sales of Class B common stock and warrants	6,000	—	6,000
Purchase of equity of subsidiary	(4,139)	4,139	—
Stock-based compensation	2,013	—	2,013
Comprehensive income:
Net income	4,237	(870)	3,367
Foreign currency translation adjustments	(644)	306	(338)
Comprehensive income	3,593	(564)	3,029
Balance, June 30, 2018	$86,997	$(13,310)	$73,687

Dividend Payments

In the six months ended June 30, 2018 and 2017, the Company paid aggregate quarterly Base Dividends of $0.3188 per share on its Series 2012-A Preferred Stock (“Preferred Stock”), or $0.7 million in total. On July 25, 2018, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2018. The dividend will be paid on or about August 15, 2018 to stockholders of record as of the close of business on August 8, 2018.

In the six months ended June 30, 2018 and 2017, the Company paid aggregate quarterly dividends of $0.15 per share on its Class A common stock and Class B common stock in the aggregate amount of $3.7 million. On July 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the second quarter of 2018. The dividend will be paid on or about August 24, 2018 to stockholders of record as of the close of business on August 15, 2018.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the six months ended June 30, 2018 and 2017. At June 30, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million.

Purchase of Equity of Subsidiary

In June 2018, an entity affiliated with Lord (Jacob) Rothschild exercised its option to exchange its 5% equity interest in GOGAS for 41,667 shares of the Company’s Class B common stock. The fair value of the shares of Class B common stock at the time of the exchange was $0.22 million. The Company’s ownership of GOGAS increased from 92% to 97% upon the completion of the exchange.

Stock-Based Compensation

On May 7, 2018, the Company’s stockholders approved an amendment to the Company’s 2011 Stock Option and Incentive Plan to reserve an additional 974,199 shares of the Company’s Class B common stock for issuance thereunder.

Also, on May 7, 2018, the Company’s stockholders approved a grant of options to Howard S. Jonas to purchase 256,818 shares of the Company’s Class B common stock at an exercise price of $4.34 per share in lieu of a cash bonus of $0.3 million. These options vest in five equal annual installments beginning on February 15, 2019.

Also, on May 7, 2018, Michael M. Stein, the Company’s Chief Executive Officer, was granted 157,344 restricted shares of the Company’s Class B common stock. These restricted shares vest in three equal annual installments beginning on November 1, 2018. The fair value of the restricted shares on the date of grant was $0.9 million, which is being recognized on a straight-line basis over the vesting period.

Note 10— Concentrations and Associated Credit Risk

The Company holds cash, cash equivalents, and restricted cash at several major financial institutions, which may exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

Utility companies offer purchase of receivable programs in most of the service territories in which GRE’s REPs operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of GRE’s REPs’ revenues and gross trade accounts receivable balance and such concentrations increase the risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of the Company’s consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Six Months Ended June 30,
	2018	2017
Con Edison	11%	15%
ComEd	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2018 and December 31, 2017 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2018 or December 31, 2017):

	June 30, 2018	December 31, 2017
Con Edison	12%	11%

Note 11—Variable Interest Entity

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(253)	$(136)	$(520)	$(333)
Aggregate funding repaid to (provided by) the Company, net	$152	$(42)	$57	$29

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$44	$52
Restricted cash	9	31
Trade accounts receivable	544	1,031
Prepaid expenses	366	451
Other current assets	23	31
Other assets	359	439
Total assets	$1,345	$2,035
Liabilities and noncontrolling interests
Current liabilities	$585	$698
Due to IDT Energy	1,083	1,140
Noncontrolling interests	(323)	197
Total liabilities and noncontrolling interests	$1,345	$2,035

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 12 — The Tax Cuts and Jobs Act

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

The Company has not completed its accounting for the income tax effects of the enactment of the Tax Act; however, at December 31, 2017, the Company made a reasonable estimate of the effect on its existing deferred tax assets and corresponding valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At June 30, 2018, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT). The Company has not recorded any impact associated with either GILTI or BEAT, nor does it expect to have to.

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

Note 13—(Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	24,584	23,467	24,440	23,458
Effect of dilutive securities:
Stock options and warrants	—	—	10	—
Non-vested restricted Class B common stock	—	—	148	—
Diluted weighted-average number of shares	24,584	23,467	24,598	23,458

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options and warrants	1,855	384	361	384
Non-vested restricted Class B common stock	762	1,206	—	1,206
Shares excluded from the calculation of diluted earnings per share	2,617	1,590	361	1,590

In the three months ended June 30, 2018, and in the three and six months ended June 30, 2017, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and warrants, and the vesting of restricted stock would have been anti-dilutive. In the six months ended June 30, 2018, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted loss per share computation.

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

Note 14—Related Party Transactions

On June 8, 2018, the Company sold shares of its Class B common stock and warrants to purchase shares of its Class B common stock to Howard S. Jonas (see Note 9).

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries.

On March 26, 2018, IDT completed a pro rata distribution of the common stock that IDT held in IDT’s subsidiary, Rafael Holdings, Inc. (“Rafael”) to IDT’s stockholders. Howard S. Jonas is the Chairman of the Board of Directors and the Chief Executive Officer of Rafael. The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, NJ. The Company also leases office space in Israel from Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amount IDT charged the Company	$380	$495	$696	$872
Amount the Company charged IDT	$107	$121	$228	$230
Amount Rafael charged the Company	$54	$—	$54	$—

Note 15—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 97% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, Town Square Energy, and Mirabito, and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan. GRE’s international operations have not been material to date. The Afek segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects. GOGAS also owns Atid Drilling Ltd., a drilling services company operating in Israel. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended June 30, 2018
Revenues	$56,433	$—	$—	$—	$56,433
Income (loss) from operations	3,268	(216)	(3,156)	(2,217)	(2,321)
Write-down of assets held for sale to fair value	—	—	2,291	—	2,291
Exploration	—	17	—	—	17
Equity in the net loss of joint venture	716	—	—	—	716

Three Months Ended June 30, 2017
Revenues	$50,247	$—	$—	$—	$50,247
Loss from operations	(9,394)	(1,316)	(95)	(2,764)	(13,569)
Exploration	—	952	—	—	952

Six Months Ended June 30, 2018
Revenues	$145,702	$—	$—	$—	$145,702
Income (loss) from operations	13,618	(487)	(4,246)	(4,577)	4,308
Write-down of assets held for sale to fair value	—	—	2,291	—	2,291
Exploration	—	244	—	—	244
Equity in the net loss of joint venture	1,221	—	—	—	1,221

Six Months Ended June 30, 2017
Revenues	$121,653	$—	$—	$—	$121,653
Loss from operations	(420)	(2,601)	(192)	(5,159)	(8,372)
Exploration	—	1,803	—	—	1,803

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
June 30, 2018	$116,794	$1,019	$5,106	$1,466	$124,385

December 31, 2017	112,521	2,588	7,887	2,782	125,778

Note 16—Commitments and Contingencies

Legal Proceedings

On March 13, 2014, named plaintiff, Anthony Ferrare, commenced a putative class-action lawsuit against IDT Energy, Inc. in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint was served on IDT Energy on July 16, 2014. The named plaintiff filed the suit on behalf of himself and other former and current electric customers of IDT Energy in Pennsylvania with variable rate plans, whom he contends were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. On August 7, 2014, IDT Energy removed the case to the United States District Court for the Eastern District of Pennsylvania. The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below). On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 2, 2014, named plaintiff, Louis McLaughlin, filed a putative class-action lawsuit against IDT Energy, Inc. in the United States District Court for the Eastern District of New York, contending that he and other class members were injured as a result of IDT Energy’s allegedly unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of himself and two subclasses: all IDT Energy customers who were charged a variable rate for their energy from July 2, 2008, and all IDT Energy customers who participated in IDT Energy’s rebate program from July 2, 2008. On January 22, 2016, the named plaintiff filed an amended complaint on behalf of himself and all IDT Energy customers in New York State against IDT Energy, Inc., Genie Retail Energy, Genie Energy International Corporation, and Genie Energy Ltd. (collectively, “IDT Energy”). The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below). On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 15, 2014, named plaintiff, Kimberly Aks, commenced a putative class-action lawsuit against IDT Energy, Inc. in New Jersey Superior Court, Essex County, contending that she and other class members were injured as a result of IDT Energy’s alleged unlawful sales and marketing practices. The named plaintiff filed the suit on behalf of herself and all other New Jersey residents who were IDT Energy customers at any time between July 11, 2008 and the present. The parties participated in mediation, and subsequently entered into a Settlement Agreement (discussed below). On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

On July 5, 2017, the Company entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits filed in Pennsylvania, New York, and New Jersey described above. The Company does not believe that there was any wrongdoing on its part, and is entering into the settlement to further its efforts to address its customers’ concerns. Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were asserted or could have been asserted in the lawsuits or that are related to or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely make a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. In 2017, the Company estimated, based in part on historical participation rates, that its total settlement payment would be approximately $9.0 million. In the second quarter of 2017, the Company recorded a liability of $9.0 million for the settlement payment. The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment will be approximately $7.6 million. In the six months ended June 30, 2018, the Company reduced the liability for the settlement payment by $1.4 million, reversed $1.7 million of the revenue reduction recorded in 2017, and recorded expense of $0.3 million that is included in “Selling, general and administrative expense”. On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement.

From time to time, the Company receives inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and the Company responds to those inquiries or requests. The Company cannot predict whether any of those matters will lead to claims or enforcement actions. On May 22, 2018, IDT Energy entered into a Consent Order with the New Jersey Attorney General and the New Jersey Board of Public Utilities to resolve an investigation related to IDT Energy’s pricing and business practices during the winter of 2014. Under the terms of the Consent Order, IDT Energy agreed to make payments totaling $1.4 million, including $1.2 million in restitution to consumers who received electricity and/or natural gas supply from IDT Energy in January, February and/or March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. IDT Energy has made full payment of the amount agreed upon in the Consent Order to a settlement administrator, who will process the restitution payments. In the third quarter of 2017, the Company accrued $1.5 million for this investigation.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of June 30, 2018, New York represented 31% of GRE’s total meters served and 23% of the total residential customer equivalents (“RCEs”) of GRE’s customer base.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. The Court of Appeals is now set to review a 2017 decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. A briefing schedule was put in place, and the appeal is currently scheduled to be heard sometime after November 2018.

Purchase Commitments

The Company had purchase commitments of $55.7 million at June 30, 2018, of which $53.7 million was for future purchases of electricity. The purchase commitments outstanding at June 30, 2018 are expected to be paid as follows: $43.0 million in the twelve months ending June 30, 2019, and $12.7 million in the twelve months ending June 30, 2020.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2018, GRE had commitments to purchase renewable energy credits of $25.9 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2018, GRE had aggregate performance bonds of $12.4 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2018, the Company was in compliance with such covenants. At June 30, 2018, restricted cash—short-term of $0.3 million and trade accounts receivable of $22.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $9.4 million at June 30, 2018.

Note 17—Revolving Line of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At June 30, 2018 and December 31, 2017, $2.5 million was outstanding under the revolving line of credit. At June 30, 2018 and December 31, 2017, the effective interest rate was 6.87% and 5.99% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

Note 18—Recently Issued Accounting Standards Not Yet Adopted

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

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for the Company on January 1, 2019. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 97% of Genie Oil and Gas, Inc., or GOGAS. We are comprised of GRE, which owns and operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, Town Square Energy, or TSE, and Mirabito Natural Gas, or Mirabito, and also offers energy brokerage and advisory services through its Genie Retail Energy Services and Diversegy divisions. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan. We also include Genie Oil and Gas, or GOGAS, an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd., or Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owns Atid Drilling Ltd., or Atid, a drilling services company operating in Israel that is currently held for sale.

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

	Six Months Ended June 30,
	2018	2017
Con Edison	11%	15%
ComEd	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2018 and December 31, 2017 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2018 or December 31, 2017):

	June 30, 2018	December 31, 2017
Con Edison	12%	11%

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission, or PSC, held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. We are evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of June 30, 2018, New York represented 31% of GRE’s total meters served and 23% of the total residential customer equivalents, or RCEs, of GRE’s customer base.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. The Court of Appeals is now set to review a 2017 decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. A briefing schedule was put in place, and the appeal is currently scheduled to be heard sometime after November 2018.

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

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers, or ASC 606. The amendments in this ASU are effective for us on January 1, 2019. We are evaluating the impact that this ASU will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

In May 2014, the FASB issued ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues:
Electricity	$48.5	$44.5	$4.0	9.1%	$113.8	$97.4	$16.4	16.8%
Natural gas	7.4	5.3	2.1	38.5	30.8	23.3	7.5	32.4
Other	0.6	0.4	0.2	24.0	1.1	1.0	0.1	12.0
Total revenues	56.5	50.2	6.3	12.3	145.7	121.7	24.0	19.8
Cost of revenues	40.4	38.1	2.3	5.9	105.2	84.7	20.5	24.2
Gross profit	16.1	12.1	4.0	32.6	40.5	37.0	3.5	9.6
Selling, general and administrative expenses	12.1	21.5	(9.4)	(43.8)	25.7	37.4	(11.7)	(31.3)
Equity in the net loss of joint venture	0.7	—	0.7	nm	1.2	—	1.2	nm
Income (loss) from operations	$3.3	$(9.4)	$12.7	134.8%	$13.6	$(0.4)	$14.0	nm %

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

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits filed in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report). On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. In 2017, we estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9.0 million. In the second quarter of 2017, we recorded a revenue reduction of $3.6 million for estimated payments to customers, of which $3.1 million reduced electricity revenues and $0.5 million reduced natural gas revenues, and an expense of $5.4 million that was included in “Selling, general and administrative expense.” The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million. In the six months ended June 30, 2018, we reduced the liability for the settlement payment by $1.4 million, reversed $1.7 million of the revenue reduction recorded in 2017, of which $1.5 million increased electricity revenues in 2018 and $0.2 million increased natural gas revenues in 2018, and recorded expense of $0.3 million that is included in “Selling, general and administrative expense”.

Revenues. GRE’s electricity revenues increased in the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase in electricity revenues in the three and six months ended June 30, 2018 compared to the same periods in 2017 was partially the result of the $3.1 million reduction to electricity revenues in the three months ended June 30, 2017 for estimated payments to customers for the settlement of the class action lawsuits described above. The increase in electricity revenues in the six months ended June 30, 2018 compared to the same period in 2017 also includes the impact of the $1.5 million reversal in the six months ended June 30, 2018 of estimated payments to customers for the settlement of the class action lawsuits described above. Electricity consumption by GRE’s REP’s customers increased 0.1% and 6.5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in electricity consumption reflected an increase in average consumption per meter, which increased 10.3% and 9.6% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, although average meters served decreased 9.3% and 2.8% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The average rate per kilowatt hour sold increased 9.0% and 9.7% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 reflecting an increase in the underlying commodity cost as well as the revenue adjustments related to the settlement of the class action lawsuits.

GRE’s natural gas revenues increased in the three and six months ended June 30, 2018 compared to the same periods in 2017. Mirabito, which was acquired in August 2017, had $1.5 million and $3.5 million in natural gas revenues in the three and six months ended June 30, 2018, respectively. The increase in natural gas revenues in the three and six months ended June 30, 2018 compared to the same periods in 2017 was partially the result of the $0.5 million reduction to natural gas revenues in the three months ended June 30, 2017 for estimated payments to customers for the settlement of the class action lawsuits described above. The increase in natural gas revenues in the six months ended June 30, 2018 compared to the same period in 2017 also included $0.2 million for the reversal, in the six months ended June 30, 2018, of estimated payments to customers for the settlement of the class action lawsuits described above. The average rate per therm sold increased 42.0% and 14.5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 reflecting an increase in the underlying commodity cost as well as the revenue adjustments related to the settlement of the class action lawsuits. Natural gas consumption by GRE’s REP’s customers decreased 2.5% in the three months ended June 30, 2018 compared to the same period in 2017, which reflected the 24.2% decrease in meters served in the three months ended June 30, 2018 compared to the same period in 2017, partially offset by a 28.7% increase in average consumption per meter in the three ended June 30, 2018 compared to the same period in 2017. Natural gas consumption by GRE’s REP’s customers increased 15.7% in the six months ended June 30, 2018 compared to the same period in 2017, which reflected the 39.7% increase in average consumption per meter in the six months ended June 30, 2018 compared to the same period in 2017, partially offset by a 17.2% decrease in natural gas meters served in the six months ended June 30, 2018 compared to the same period in 2017.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(in thousands)
Meters at end of quarter:
Electricity customers	282	284	307	330	317
Natural gas customers	81	89	105	116	113

Total meters	363	373	412	446	430

Gross meter acquisitions in the three months ended June 30, 2018 were 56,500 compared to 97,600 in the same period in 2017. Gross meter acquisitions in the six months ended June 30, 2018 were 111,300 compared to 181,800 in the same period in 2017. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018. In response to the New York PSC developments, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served decreased by 10,000 or 2.5% from March 31, 2018 to June 30, 2018, compared to an increase of 12,000 or 2.7% from March 31, 2017 to June 30, 2017, and decreased by 49,000 or 11.7% from December 31, 2017 to June 30, 2018, compared to an increase of 18,000 or 4.3% from December 31, 2016 to June 30, 2017. In the three months ended June 30, 2018, average monthly churn decreased to 5.7% from 6.3% in the three months ended June 30, 2017. The decrease reflects the reduction in gross meter acquisitions in recent periods, as new customers exhibit higher churn rates than longer tenured customers, and the impact of our customer retention programs. The return of low-income customers in New York mandated by the 2016 Order drove an increase in average monthly churn to 6.6% in the six months ended June 30, 2018 from 6.2% in the six months ended June 30, 2017.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(in thousands)
RCEs at end of quarter:
Electricity customers	219	218	228	243	219
Natural gas customers	64	67	73	82	70
Total RCEs	283	285	301	325	289

RCEs decreased 2.1% at June 30, 2018 compared to June 30, 2017 primarily due to the transfer of customer accounts to their respective incumbent utilities in the three months ended March 31, 2018 in accordance with the 2016 Order, and our decision to curtail customer acquisition efforts in certain territories.

Other revenue in the three and six months ended June 30, 2018 and 2017 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Cost of revenues:
Electricity	$35.5	$33.8	$1.7	5.0%	$82.5	$67.5	$15.0	22.2%
Natural gas	4.6	4.0	0.6	13.6	22.2	16.7	5.5	32.7
Other	0.3	0.3	—	2.7	0.5	0.5	—	16.5
Total cost of revenues	$40.4	$38.1	$2.3	5.9%	$105.2	$84.7	$20.5	24.2%

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Gross margin percentage:
Electricity	26.8%	24.0%	2.8%	27.6%	30.7%	(3.1)%
Natural gas	37.8	24.1	13.7	27.9	28.1	(0.2)
Other	48.4	37.7	10.7	52.1	54.0	(1.9)
Total gross margin percentage	28.5%	24.1%	4.4%	27.8%	30.4%	(2.6)%

Cost of revenues for electricity increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily because of increases in the average unit cost of electricity and in electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 4.9% and 14.7% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Electricity consumption by GRE’s REPs’ customers increased 0.1% and 6.5% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Gross margin on electricity sales increased in the three months ended June 30, 2018 compared to the same period in 2017 because the average rate charged to customers increased more than the average unit cost of electricity. Gross margin on electricity sales decreased in the six months ended June 30, 2018 compared to the same period in 2017 because the increase in the average rate charged to customers was less than the increase in the average unit cost of electricity.

Cost of revenues for natural gas increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily because of Mirabito and an increase in the average unit cost of natural gas. Mirabito, which was acquired in August 2017, had $1.2 million and $2.8 million in cost of revenues for natural gas in the three and six months ended June 30, 2018, respectively. The average unit cost of natural gas increased 16.5% and 14.7% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Natural gas consumption by GRE’s REPs’ customers decreased 2.5% in the three months ended June 30, 2018 compared to the same period in 2017 and increased 15.7% in the six months ended June 30, 2018 compared to the same period in 2017. Gross margin on natural gas sales increased in the three months ended June 30, 2018 compared to the same period in 2017 because the average rate charged to customers increased more than the average unit cost of natural gas. Gross margin on natural gas sales decreased in the six months ended June 30, 2018 compared to the same period in 2017 because the increase in the average rate charged to customers was slightly less than the increase in the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to an expense of $5.4 million in the three months ended June 30, 2017 for the settlement of the class action lawsuits described above, as well as a decrease in customer acquisition costs, reflecting the decrease in gross meter acquisitions. The decrease in selling, general and administrative expense in the six months ended June 30, 2018 compared to the same period in 2017 was partially offset by a $0.3 million increase in the estimated costs for the settlement of the class action lawsuits described above. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 42.8% in the three months ended June 30, 2017 to 21.4% in the three months ended June 30, 2018 and decreased from 30.7% in the six months ended June 30, 2017 to 17.6% in the six months ended June 30, 2018.

Equity in net loss of joint venture. GEUK accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, GEUK has determined that it is not the primary beneficiary, as GEUK does not have the power to direct the activities that most significantly impact Shoreditch’s economic performance. In December 2017, Shoreditch commenced initial customer acquisition in the United Kingdom under the mandated three-month Controlled Market Entry framework in which new entrants can acquire a limited number of customers in a test environment. Shoreditch uses the trade name Orbit Energy. The controlled market entry was successfully completed and Shoreditch’s customer acquisition program has commenced. Shoreditch’s net loss in the three and six months ended June 30, 2018 was $1.0 million and $1.8 million, respectively.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative	$0.2	$0.4	$(0.2)	(45.4)%	$0.3	$0.8	$(0.5)	(69.5)%
Exploration	—	0.9	(0.9)	(98.2)	0.2	1.8	(1.6)	(86.5)
Loss from operations	$0.2	$1.3	$(1.1)	(83.6)%	$0.5	$2.6	$(2.1)	(81.3)%

General and Administrative. General and administrative expense decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily because of a decrease in payroll and related expense.

Exploration.  Afek accounts for its oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. In 2017, Afek drilled an exploratory well at one of the Northern sites in its license area. In November 2017, Afek announced that the preliminary analysis of results from this completed well suggested that the well’s target zone does not contain commercially producible quantities of oil or natural gas. Afek suspended its drilling operations pending further analysis. Exploration expense in the three and six months ended June 30, 2018 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Afek is in the process of securing the permits and other regulatory approvals needed to perform the testing.

Genie Oil and Gas Segment

Genie Oil and Gas does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative	$0.9	$0.1	$0.8	817.3%	$2.0	$0.2	$1.8	920.6%
Write-down of assets held for sale to fair value	2.3	—	2.3	nm	2.3	—	2.3	nm
Loss from operations	$3.2	$0.1	$3.1	nm	$4.3	$0.2	$4.1	nm

nm—not meaningful

General and Administrative. General and administrative expense increased in the three and six months ended June 30, 2018 compared to the same periods in 2017 because of increases in payroll and related expense and depreciation expense, primarily due to the operations of Atid, GOGAS’ drilling services company operating in Israel.

Write-down of Assets Held for Sale to Fair Value. As a result of our decision to suspend our oil and gas exploration drilling activities, in June 2018, we initiated a plan to sell primarily all Atid’s assets. At June 30, 2018, Atid’s assets and liabilities were reported at fair value less cost to sell. In the three months ended June 30, 2018, we recorded a $2.3 million write-down to fair value of Atid’s assets held for sale. In August 2018, we negotiated a tentative agreement in principle to restructure the ownership of Atid.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative and loss from operations	$2.2	$2.8	$(0.6)	(19.8)%	$4.6	$5.2	$(0.6)	(11.3)%

Corporate general and administrative decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily because of decreases in severance expense and payroll and related expense, partially offset by increases in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 5.5% in the three months ended June 30, 2017 to 3.9% in the three months ended June 30, 2018 and decreased from 4.2% in the six months ended June 30, 2017 to 3.1% in the six months ended June 30, 2018.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.3 million and $1.1 million in the three months ended June 30, 2018 and 2017, respectively, and $2.6 million and $2.4 million in the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.3 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
(Loss) income from operations	$(2.3)	$(13.6)	$11.3	82.9%	$4.3	$(8.4)	$12.7	151.5%
Interest income	0.1	0.1	—	54.3	0.2	0.2	—	21.2
Interest expense	(0.1)	(0.1)	—	30.2	(0.2)	(0.2)	—	(11.6)
Other income (expense), net	0.1	(0.2)	0.3	136.7	0.1	(0.4)	0.5	124.6
(Provision for) benefit from income taxes	(0.3)	0.8	(1.1)	(131.3)	(1.0)	—	(1.0)	nm
Net (loss) income	(2.5)	(13.0)	10.5	80.7	3.4	(8.8)	12.2	138.2
Net loss attributable to noncontrolling interests	0.6	0.4	0.2	50.9	0.8	0.8	—	5.6
Net (loss) income attributable to Genie	$(1.9)	$(12.6)	$10.7	84.7%	$4.2	$(8.0)	$12.2	153.1%

nm—not meaningful

Other Income (Expense), net.  Other income, net in the three and six months ended June 30, 2018 consisted primarily of foreign currency transaction gains. Other expense, net in the three and six months ended June 30, 2017 consisted primarily of foreign currency transaction losses.

(Provision for) Benefit from Income Taxes. The change in provision for income taxes in the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing Federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero. The additional net operating losses are fully offset by a valuation allowance so no additional benefit for Federal income taxes was recorded. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE.

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

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and six months ended June 30, 2018 compared to the similar periods in 2017 was primarily due to the reduction in the net loss of Afek, partially offset by an increase in the net loss of CCE. Afek’s net loss in the three and six months ended June 30, 2018 was $0.3 million and $0.4 million, respectively, compared to $0.9 million and $2.0 million in the three and six months ended June 30, 2017, respectively. CCE’s net loss in the three and six months ended June 30, 2018 was $0.3 million and $0.5 million, respectively, compared to $0.1 million and $0.3 million in the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $44.4 million balance of unrestricted cash and cash equivalents that we held at June 30, 2018 will be sufficient to meet our currently anticipated cash requirements for at least the period from July 1, 2018 to August 9, 2019.

At June 30, 2018, we had working capital (current assets less current liabilities) of $45.0 million.

	Six months ended June 30,
	2018	2017
	(in millions)
Cash flows provided by (used in):
Operating activities	$12.1	$(3.5)
Investing activities	(1.0)	(5.8)
Financing activities	1.5	(2.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2
Increase (decrease) in cash, cash equivalents, and restricted cash	$12.5	$(11.9)

Operating Activities

Cash provided by operating activities was $12.1 million and cash used in operating activities was $3.5 million in the six months ended June 30, 2018 and 2017, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Inventory of natural gas decreased to $0.7 million at June 30, 2018 from $1.0 million at December 31, 2017 due to a 47% decrease in quantity, partially offset by a 29% increase in the average unit cost at June 30, 2018 compared to December 31, 2017. The decrease in the quantity of natural gas reflects the end of the heating season. Inventory at June 30, 2018 and December 31, 2017 also included $7.1 million and $3.0 million, respectively, in renewable energy credits.

On July 5, 2017, we entered into a class action Settlement Agreement with the class action plaintiffs acting individually and on behalf of the entire class, in the lawsuits filed in New York, Pennsylvania and New Jersey (see “Legal Proceedings” in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report). On July 31, 2018, the Magistrate Court issued a report that recommended approval of the settlement. The Settlement Agreement is subject to entry of a final order by the Court approving the Settlement Agreement. In 2017, we estimated, based in part on historical participation rates, that our total settlement payment will be approximately $9.0 million. The period for class members to make claims has since expired, and in 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million. In the six months ended June 30, 2018, we reduced the liability for the settlement payment by $1.4 million. The payments pursuant to the Settlement Agreement are expected to be disbursed during 2018.

CCE is a consolidated variable interest entity. We determined that, since the acquisition of the interest in CCE, we had the power to direct the activities of CCE that most significantly impact its economic performance, and we have the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. We therefore determined that we are the primary beneficiary of CCE, and as a result, we consolidate CCE within our GRE segment. We provided CCE with all of the cash required to fund its operations. In the six months ended June 30, 2018 and 2017, CCE repaid to us $57,000 and $29,000, respectively.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2018, we were in compliance with such covenants. At June 30, 2018, restricted cash—short-term of $0.3 million and trade accounts receivable of $22.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $9.4 million at June 30, 2018.

In December 2017, the New York PSC held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. We are evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of June 30, 2018, New York represented 31% of GRE’s total meters served and 23% of the total RCEs of GRE’s customer base.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.4 million in the six months ended June 30, 2018 compared to $2.9 million in the six months ended June 30, 2017. We had purchase commitments of $55.7 million at June 30, 2018, of which $53.7 million was for future purchases of electricity. We currently anticipate that our total capital expenditures in the twelve months ending June 30, 2019 will be between $1 million and $2 million.

On June 7, 2018, Genie Japan, LLC, or Genie Japan, a wholly-owned indirect subsidiary of ours, acquired 100% of the equity of Smile Energy G.K., or Smile Energy, from Capital Sixty, LLC, or Capital Sixty, and Flower Denryoku, or Flower. Smile Energy is a Japanese company licensed to provide electricity to end-use customers in Japan. The aggregate purchase price was $745,000. In addition, Capital Sixty received an option to purchase a 5% membership interest in Genie Japan at an exercise price of $1. The option is exercisable on the earlier of 18 months from the start of enrolling retail energy customers in Japan or June 7, 2020. At any time before exercise, Genie Japan may cancel the option in exchange for a payment of $250,000 to Capital Sixty. Smile Energy entered into a Power Service Agreement with Flower, pursuant to which, Flower will provide certain services to Smile Energy including wholesale power supply and electricity sales service. Smile Energy incurred set-up fees of $0.4 million for the implementation of the Power Service Agreement. The Power Service Agreement has an initial term of three years.

In the six months ended June 30, 2018 and 2017, we used cash of nil and $3.3 million, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel.

We received $0.1 million and $0.4 million from an employee for the repayment of notes receivable in the six months ended June 30, 2018 and 2017, respectively.

On July 17, 2017, GEUK entered into a definitive agreement with EGC to launch Shoreditch in the United Kingdom. At June 30, 2018, GEUK had contributed $4.0 million to Shoreditch. In August 2018, the parties agreed to provide additional funding for Shoreditch in September 2018. GEUK is obligated to contribute up to an additional £2.2 million ($3.0 million at June 30, 2018) in the aggregate, and EGC is obligated to contribute up to an aggregate of £1.7 million ($2.2 million at June 30, 2018), to Shoreditch.

Financing Activities

In the six months ended June 30, 2018 and 2017, we paid aggregate quarterly Base Dividends of $0.3188 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in the six months ended June 30, 2018 and 2017 was $0.7 million. On July 25, 2018, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about August 15, 2018 to stockholders of record as of the close of business on August 8, 2018.

In the six months ended June 30, 2018 and 2017, we paid aggregate quarterly dividends of $0.15 per share to stockholders of our Class A common stock and Class B common stock. The aggregate amount paid in both the six months ended June 30, 2018 and 2017 was $3.7 million. On July 31, 2018, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 24, 2018 to stockholders of record as of the close of business on August 15, 2018.

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

On June 8, 2018, the Company sold to Howard S. Jonas (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the six months ended June 30, 2018, there were no amounts borrowed or repaid under the line of credit. In the six months ended June 30, 2017, including the prior REH Credit Agreement, GRE borrowed $14.5 million under the revolving line of credit and repaid $12.7 million. At June 30, 2018 and December 31, 2017, $2.5 million was outstanding under the line of credit and the effective interest rate was 6.87% and 5.99% per annum, respectively.

In the six months ended June 30, 2017, we received proceeds of $0.1 million from the exercise of stock options for which we issued 15,855 shares of our Class B common stock. There were no stock option exercises in the six months ended June 30, 2018.

In the six months ended June 30, 2017, we paid $23,000 to repurchase 3,903 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. There were no stock repurchases in the six months ended June 30, 2018.

On March 11, 2013, our Board of Directors approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended June 30, 2018 and 2017. At June 30, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at June 30, 2018:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase obligations	$55.7	$43.0	$12.7	$—	$—
Renewable energy credit purchase obligations	25.9	6.3	19.6	—	—
Revolving line of credit (1)	3.2	0.4	2.8	—	—
Operating leases	1.7	0.4	0.5	0.4	0.4
Other liabilities (2) (3)	0.3	0.3	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (4) (5)	$86.8	$50.4	$35.6	$0.4	$0.4

(1)	The above table includes principal outstanding at June 30, 2018 plus estimated interest and fees.
(2)	The above table does not include estimated contingent payments of $0.2 million in connection with the acquisition of Diversegy and IDT Energy Network due to the uncertainty of the amount and/or timing of any such payments.
(3)	The above table does not include an aggregate of up to £2.2 million ($3.0 million at June 30, 2018) to be contributed by GEUK to Shoreditch in September 2018, due to the lack of an obligation at June 30, 2018, as well as the uncertainty of the amount and/or timing of any payments.
(4)	The above table does not include an aggregate of $12.4 million in performance bonds at June 30, 2018 due to the uncertainty of the amount and/or timing of any payments.
(5)	The above table does not include our unrecognized income tax benefits for uncertain tax positions at June 30, 2018 of $0.6 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2018, GRE had aggregate performance bonds of $12.4 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended June 30, 2018 had remained the same as in the six months ended June 30, 2017, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $0.5 million in the six months ended June 30, 2018 and our gross profit from natural gas sales would have decreased by $1.0 million in the six months ended June 30, 2018.

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

The summarized volume of GRE’s outstanding contracts and options at June 30, 2018 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Commodity	Settlement Dates	Volume
Electricity	July 2018	68,000 MWh
Electricity	August 2018	136,640 MWh
Electricity	September 2018	43,840 MWh
Electricity	October 2018	75,440 MWh
Electricity	November 2018	68,880 MWh
Electricity	December 2018	65,600 MWh
Electricity	January 2019	173,360 MWh
Electricity	February 2019	157,120 MWh
Natural gas	August 2018	209,225 Dth
Natural gas	September 2018	206,000 Dth
Natural gas	October 2018	109,375 Dth
Natural gas	November 2018	385,750 Dth
Natural gas	December 2018	396,400 Dth
Natural gas	January 2019	476,430 Dth
Natural gas	February 2019	451,275 Dth
Natural gas	March 2019	469,725 Dth
Natural gas	April 2019	33,175 Dth
Natural gas	May 2019	27,650 Dth
Natural gas	June 2019	22,225 Dth
Natural gas	July 2019	17,650 Dth
Natural gas	August 2019	16,800 Dth
Natural gas	September 2019	16,300 Dth
Natural gas	October 2019	15,450 Dth
Natural gas	November 2019	91,875 Dth
Natural gas	December 2019	94,425 Dth
Natural gas	Calendar 2020	92,325 Dth
Natural gas	Calendar 2021	8,300 Dth

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2018:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2018	—	$—	—	6,896,669
May 1-31, 2018	—	$—	—	6,896,669
June 1-30, 2018	—	$—	—	6,896,669
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

August 9, 2018	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 9, 2018	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

