Form 10-Q
period 2018-09-30
Genie Energy Ltd.
filed 2018-11-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares
Class B common stock, $.01 par value:	25,296,325 shares (excluding 249,558 treasury shares)

GENIE ENERGY LTD.

TABLE OF CONTENTS

 i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$45,916	$29,913
Trade accounts receivable, net of allowance for doubtful accounts of $1,709 and $1,099 at September 30, 2018 and December 31, 2017, respectively	37,371	44,629
Inventory	7,912	3,986
Prepaid expenses	5,984	6,131
Other current assets	3,810	5,503
Total current assets	100,993	90,162
Property and equipment, net	739	4,020
Goodwill	9,998	9,998
Other intangibles, net	4,556	4,859
Investment in equity method investees	2,969	3,450
Restricted cash—long-term	997	1,496
Deferred income tax assets, net	2,028	2,141
Other assets	9,183	9,652
Total assets	$131,463	$125,778
Liabilities and equity
Current liabilities:
Trade accounts payable	$17,286	$21,068
Accrued expenses	27,597	28,069
Income taxes payable	1,976	2,204
Due to IDT Corporation	90	228
Other current liabilities	1,880	3,172
Total current liabilities	48,829	54,741
Revolving line of credit	2,514	2,513
Other liabilities	1,170	1,396
Total liabilities	52,513	58,650
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2018 and December 31, 2017	19,743	19,743
Class A common stock, $.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2018 and December 31, 2017	16	16
Class B common stock, $.01 par value; authorized shares—200,000; 25,547 and 23,601 shares issued and 25,318 and 23,270 shares outstanding at September 30, 2018 and December 31, 2017, respectively	255	236
Additional paid-in capital	135,793	130,870
Treasury stock, at cost, consisting of 229 and 331 shares of Class B common stock at September 30, 2018 and December 31, 2017, respectively	(1,518)	(2,428)
Accumulated other comprehensive income	2,437	3,045
Accumulated deficit	(64,186)	(67,469)
Total Genie Energy Ltd. stockholders’ equity	92,540	84,013
Noncontrolling interests	(13,590)	(16,885)
Total equity	78,950	67,128
Total liabilities and equity	$131,463	$125,778

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues:
Electricity	$67,292	$66,189	$181,141	$163,636
Natural gas	3,702	2,787	34,492	26,045
Other	848	497	1,911	1,445
Total revenues	71,842	69,473	217,544	191,126
Cost of revenues	50,572	47,694	155,743	132,371
Gross profit	21,270	21,779	61,801	58,755
Operating expenses and losses:
Selling, general and administrative (i)	13,912	19,464	46,379	63,008
Write-down of assets held for sale to fair value	451	—	2,742	—
Exploration	—	753	244	2,556
Equity in the net loss of equity method investees	861	159	2,082	159
Income (loss) from operations	6,046	1,403	10,354	(6,968)
Interest income	195	51	384	207
Interest expense	(89)	(67)	(261)	(199)
Gain on extinguishment of liability	164	—	164	—
Other income (expense), net	25	9	123	(421)
Income (loss) before income taxes	6,341	1,396	10,764	(7,381)
Provision for income taxes	(675)	(421)	(1,733)	(453)
Net income (loss)	5,666	975	9,031	(7,834)
Net loss (income) attributable to noncontrolling interests	251	(197)	1,122	626
Net income (loss) attributable to Genie Energy Ltd.	5,917	778	10,153	(7,208)
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$5,547	$408	$9,042	$(8,319)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.21	$0.02	$0.36	$(0.35)
Diluted	$0.21	$0.02	$0.36	$(0.35)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,805	23,567	24,895	23,495
Diluted	26,442	24,158	25,225	23,495

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$1,082	$1,411	$3,686	$3,796

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$5,666	$975	$9,031	$(7,834)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(119)	(330)	763
Comprehensive income (loss)	5,674	856	8,701	(7,071)
Comprehensive loss attributable to noncontrolling interests	280	(50)	845	1,211
Comprehensive income (loss) attributable to Genie Energy Ltd.	$5,954	$806	$9,546	$(5,860)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net income (loss)	$9,031	$(7,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,645	1,528
Write-down of assets held for sale to fair value	2,742	—
Deferred income taxes	113	(543)
Provision for doubtful accounts receivable	610	392
Gain on sale of property and equipment	(18)	—
Stock-based compensation	3,686	3,796
Equity in the net loss of equity method investees	2,082	159
Gain on extinguishment of liability	(164)	—
Change in assets and liabilities:
Trade accounts receivable	6,648	2,275
Inventory	(3,926)	1,128
Prepaid expenses	143	(3,150)
Other current assets and other assets	2,417	(2,127)
Trade accounts payable, accrued expenses and other current liabilities	(4,404)	8,840
Due to IDT Corporation	(138)	52
Income taxes payable	(228)	(1,320)
Net cash provided by operating activities	20,239	3,196
Investing activities
Capital expenditures	(575)	(3,248)
Proceeds from sale of property and equipment	62	—
Payments for business acquisition, net of cash acquired	—	(3,717)
Payments for intangible acquisition	(745)	—
Investment in equity method investee	(658)	(1,275)
Investments in capitalized exploration costs—unproved oil and gas property	—	(5,531)
Investments in notes receivable	(1,225)	—
Cash transferred from Atid	(209)	—
Repayment of notes receivable	80	446
Net cash used in investing activities	(3,270)	(13,325)
Financing activities
Dividends paid	(6,870)	(6,674)
Purchase of equity of subsidiary	—	(312)
Proceeds from sales of Class B common stock and warrants	6,000	—
Proceeds from revolving line of credit	—	14,450
Repayment of revolving line of credit	—	(12,655)
Exercise of stock options	—	109
Repurchases of Class B common stock from employees	(783)	(829)
Net cash used in financing activities	(1,653)	(5,911)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36)	75
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,280	(15,965)
Cash, cash equivalents, and restricted cash at beginning of period	31,927	47,052
Cash, cash equivalents, and restricted cash at end of period	$47,207	$31,087
Supplemental Schedule of Non-Cash Financing Activities
Purchase of equity of subsidiary (see Note 10)	$(4,139)	$—
Carrying value of assets contributed to New Atid (see Note 4)	$1,000	$—
Liability incurred for acquisitions	$—	$151
Class B common stock issued for GRE deferred units	$1,886	$1,845

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and 97% of Genie Oil and Gas, Inc. (“GOGAS”). The Company is comprised of GRE, which owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, and Mirabito Natural Gas (“Mirabito”), and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan (see Notes 7 and 8). The Company also includes Genie Oil and Gas (“GOGAS”), an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owned Atid Drilling Ltd., a drilling services company operating in Israel. In September 2018, the Company divested a majority interest in Atid (see Note 4).

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 45% and 43% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2017 and 2016, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% and 31% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2017 and 2016, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$45,916	$29,913
Restricted cash—short-term included in other current assets	294	518
Restricted cash—long-term	997	1,496
Total cash, cash equivalents, and restricted cash	$47,207	$31,927

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 17), and a security deposit for land in western Colorado leased from the U.S. Bureau of Land Management. Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

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

The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with its historic accounting under ASC Topic 605. The Company determined that the new standard did not have any impact on revenue recognition and measurement in its consolidated financial statements. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which the Company operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

Practical Expedients

The Company’s performance obligations are generally pursuant to contracts for which the estimated customer relationship periods are currently less than one year. Therefore, in accordance with ASC 606, the Company generally expenses sales commissions to acquire customers when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the practical expedient.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended September 30, 2018
Fixed rate	$23,382	$250	$—	$23,632
Variable rate	43,910	3,452	—	47,362
Other	—	—	848	848
Total	$67,292	$3,702	$848	$71,842

Three Months Ended September 30, 2017
Fixed rate	$19,318	$258	$—	$19,576
Variable rate	46,871	2,529	—	49,400
Other	—	—	497	497
Total	$66,189	$2,787	$497	$69,473

Nine Months Ended September 30, 2018
Fixed rate	$61,572	$2,547	$—	$64,119
Variable rate	119,569	31,945	—	151,514
Other	—	—	1,911	1,911
Total	$181,141	$34,492	$1,911	$217,544

Nine Months Ended September 30, 2017
Fixed rate	$43,570	$339	$—	$43,909
Variable rate	120,066	25,706	—	145,772
Other	—	—	1,445	1,445
Total	$163,636	$26,045	$1,445	$191,126

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended September 30, 2018
Non-Commercial Channel	$63,904	$3,177	$—	$67,081
Commercial Channel	3,388	525	—	3,913
Other	—	—	848	848
Total	$67,292	$3,702	$848	$71,842

Three Months September 30, 2017
Non-Commercial Channel	$65,740	$2,191	$—	$67,931
Commercial Channel	449	596	—	1,045
Other	—	—	497	497
Total	$66,189	$2,787	$497	$69,473

Nine Months Ended September 30, 2018
Non-Commercial Channel	$172,819	$30,876	$—	$203,695
Commercial Channel	8,322	3,616	—	11,938
Other	—	—	1,911	1,911
Total	$181,141	$34,492	$1,911	$217,544

Nine Months Ended September 30, 2017
Non-Commercial Channel	$163,183	$25,448	$—	$188,631
Commercial Channel	453	597	—	1,050
Other	—	—	1,445	1,445
Total	$163,636	$26,045	$1,445	$191,126

Note 4—Divestiture of Majority Interest in Atid Drilling Ltd.

Following the Company’s decision to suspend its oil and gas exploration drilling activities, in June 2018, the Company initiated a plan to sell primarily all of Atid’s assets and liabilities. In the three and nine months ended September 30, 2018, the Company recorded a write-down to fair value of Atid’s assets held for sale in the amounts of $0.5 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. On September 1, 2018, Genie Israel Holdings Ltd., a wholly-owned subsidiary of GOGAS (“Genie Israel”) contributed to Atid Drilling 613 Ltd., (the “New Atid”) the equity of Atid with net book value of $1.0 million as of September 1, 2018 in exchange for 37.5% interest in New Atid. The remaining interest in New Atid are held by Howard Jonas, the Company’s Chairman (37.5%) and by Geoffrey Rochwarger, the Company’s former Vice Chairman (25.0%) and the Chief Executive Officer of New Atid.

Genie Israel also entered into a Shareholder Agreement with New Atid and the other shareholders of New Atid to govern certain issues regarding management of New Atid. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available New Atid a working capital financing up to $0.4 million (“Credit Facility”). The Credit Facility bears a variable interest rate as defined in the Shareholder Agreement.

As of September 30, 2018, the outstanding balance of Credit Facility was $0.2 million, included in other assets account in the consolidated balance sheet.

The divestiture of majority interest in Atid does not represent a strategic shift that is expected to have a major effect on the Company’s operations or financial statements.

Genie Israel accounts for its investments in New Atid using the equity method of accounting. At September 30, 2018, the Company’s maximum exposure to loss as a result of its involvement with New Atid were its net book value of investment of $0.9 million and notes receivable of $0.2 million, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

The following is the summarized unaudited statements of operations of New Atid for the period from September 1, 2018 to September 30, 2018:

Revenues	$—
Operating expenses:
Cost of revenues	—
Selling, general and administrative expenses	256
Loss from operations	256
Other expense	(7)
Net loss	$249
Genie’s equity in net loss	$94

Note 5—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2018
Assets:
Derivative contracts	$1,701	$784	$—	$2,485
Liabilities:
Derivative contracts	$589	$112	$—	$701
December 31, 2017
Assets:
Derivative contracts	$3,091	$1,267	$—	$4,358
Liabilities:
Derivative contracts	$693	$535	$—	$1,228

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

Restricted cash—short-term and long-term, other current assets, due to IDT Corporation, and other current liabilities. At September 30, 2018 and December 31, 2017, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, and other liabilities. At September 30, 2018 and December 31, 2017, other assets included an aggregate of $1.7 million and $0.6 million, respectively, in notes receivable. The carrying amounts of the notes receivable, revolving line of credit, and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

Note 6—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815—Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2018 and December 31, 2017, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2018 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (In MWH)	Gas (in Dth)
October 2018	96,960	—
November 2018	68,880	538,650
December 2018	86,800	554,600
January 2019	173,360	812,530
February 2019	157,120	694,825
March 2019	36,960	627,875
April 2019	3,520	36,175
May 2019	3,520	30,450
June 2019	3,200	24,975
July 2019	7,040	20,100
August 2019	7,040	18,200
September 2019	3,200	17,750
October 2019	3,680	16,900
November 2019	3,200	18,575
December 2019	3,360	18,625
Calendar 2020	—	112,375
Calendar 2021	—	19,850

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2018	December 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$2,485	$4,358

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current liabilities	$701	$1,228

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2018	2017	2018	2017
		(in thousands)
Energy contracts and options	Cost of revenues	$1,462	$(763)	$1,911	$(3,482)

Note 7—Investment in Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy (the “JV Agreement”). In August 2018, the parties confirmed that the relevant conditions described in the JV Agreement were satisfied, triggering additional funding obligations, albeit at a lower level than in the JV Agreement due to the revised budgets and forecasts. In September 2018, the Company contributed $0.7 million to Shoreditch, which increased GEUK’s total contribution to $4.7 million as of September 30, 2018. In January 2019, GEUK is obligated to contribute an additional £0.5 million ($0.7 million at September 30, 2018) and EGC is obligated to contribute £0.4 million ($0.5 million at September 30, 2018), to Shoreditch in January 2019. In connection with the revised contributions and obligations, the GEUK’s ownership of Shoreditch increased from 65% to 67% and EGC’s ownership reduced from 35% to 33% as of September 30, 2018.

EGC has several significant participation rights in the management of Shoreditch that limits GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, the Company has determined that it is not the primary beneficiary, as the Company does not have the power to direct the activities of Shoreditch that most significantly impact Shoreditch’s economic performance.

On September 17, 2018, the Company extended a $0.1 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2% and is due, together with the principal amount on September 17, 2023. As of September 30, 2018, the outstanding balance, including accrued interest, of the EGC Loan was $0.1 million.

At September 30, 2018, the Company’s maximum exposure to loss as a result of its involvement with Shoreditch was its net book value of investments of $2.0 million, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues	$437	$—	$766	$—
Operating expenses:
Cost of revenues	455	—	825	—
Selling, general and administrative	1,152	244	2,916	244
Loss from operations	(1,170)	(244	(2,975)	(244)
Other	—	—	—	—
Net loss	$(1,170)	$(244)	$(2,975)	$(244)
Genie’s equity in net loss	$(767)	$(159)	$(1,988)	$(159)

Note 8—Acquisition of Smile Energy G.K.

On June 7, 2018, Genie Japan, LLC (“Genie Japan”), a wholly-owned indirect subsidiary of the Company, acquired 100% of the equity of Smile Energy G.K., (“Smile Energy”) from Capital Sixty, LLC (“Capital Sixty”) and Flower Denryoku (“Flower”). Smile Energy is a Japanese company licensed to provide electricity to end-use customers in Japan. The aggregate purchase price was $0.7 million. In addition, Capital Sixty received an option to purchase a 5% membership interest in Genie Japan at an exercise price of $1. The option is exercisable on the earlier of 18 months from the start of enrolling retail energy customers in Japan or June 7, 2020. At any time before exercise, Genie Japan may cancel the option in exchange for a payment of $0.3 million to Capital Sixty. The estimated fair value of the option on the date of grant was not material.

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

Note 9—Loan Receivable from Prism Solar Technologies, Inc.

On August 14, 2018, the Company extended a $1.0 million bridge loan to Prism Solar Technologies, Inc. (“Prism”), in connection with a possible equity investment in Prism (“Initial Bridge Loan”). The Initial Bridge Loan, which is secured by a subordinated security interest in Prism’s assets as well as a second mortgage and assignment of rents on Prism’s plant and facility, bears a fixed annual interest rate of 12%, until the Bridge Loan is converted into the equity investment as described above, or until it is repaid. The Initial Bridge Loan has a term of 150 days until maturity.

On September 28, 2018, the Company extended an additional $0.2 million loan to Prism (“Second Bridge Loans”) with similar terms as the Initial Bridge Loan described above with term of 90 days until maturity (see Note 20 – Subsequent Events).

At September 30, 2018, there were $1.2 million loan receivables from Prism, including minimal amount of accrued interest, included in other assets in consolidated balance sheet.

Note 10—Equity

Changes in the components of equity were as follows:

	Nine Months Ended September 30, 2018
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2017	$84,013	$(16,885)	$67,128
Dividends on preferred stock	(1,111)	—	(1,111)
Dividends on common stock ($0.225 per share)	(5,759)	—	(5,579)
Restricted Class B common stock purchased from employees	(783)	—	(783)
Sales of Class B common stock and warrants	6,000	—	6,000
Purchase of equity of subsidiary	(4,139)	4,139	—
Class B common stock issued for GRE deferred stock units	1,886	—	1,886
Stock-based compensation	2,887	—	2,887
Comprehensive income:
Net income	10,153	(1,122)	9,031
Foreign currency translation adjustments	(607)	278	(329)
Comprehensive income	9,546	(844)	8,702
Balance, September 30, 2018	$92,540	$(13,590)	$78,950

	Nine Months Ended September 30, 2017
	Attributable to Genie	Noncontrolling Interests	Total
	(in thousands)
Balance, December 31, 2016	$96,534	$(16,669)	$79,865
Dividends on preferred stock	(1,111)	—	(1,111)
Dividends on common stock ($0.225 per share)	(5,563)	—	(5,563)
Exercise of stock options	109	—	109
Restricted Class B common stock purchased from employees	(829)	—	(829)
Purchase of equity of subsidiary	(746)	434	(312)
Class B common stock issued for GRE deferred stock units	1,845	—	1,845
Stock-based compensation	2,330	—	2,330
Comprehensive income:
Net loss	(7,208)	(626)	(7,834)
Foreign currency translation adjustments	1,438	(585)	763
Comprehensive income	(5,860)	(1,211)	(7,071)
Balance, September 30, 2017	$86,709	$(17,446)	$69,263

Dividend Payments

The following table summarizes the quarterly dividend paid by the Company during the nine months ended September 30, 2018:

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 16, 2018	$0.1594	$370	February 6, 2018	February 15, 2018
April 16, 2018	0.1594	370	May 7, 2018	May 15, 2018
July 25, 2018	0.1594	370	August 8, 2018	August 15, 2018

Class A Common Stock and Class B Common Stock
March 7, 2018	$0.0750	$1,865	March 19, 2018	March 23, 2018
May 2, 2018	0.0750	1,877	May 15, 2018	May 23, 2018
July 31, 2018	0.0750	2,017	August 15, 2018	August 24, 2018

On October 25, 2018, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2018. The dividend will be paid on or about November 15, 2018 to stockholders of record as of the close of business November 6, 2018.

On November 5, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the third quarter of 2018. The dividend will be paid on or about November 30, 2018 to stockholders of record as of the close of business on November 19, 2018.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock.  There were no repurchases under this program in the nine months ended September 30, 2018 and 2017. At September 30, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and a principal owner, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of September 30, 2018, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

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

Issuance of Class B Common Stock

In July 2015, GRE granted deferred stock units to certain officers and employees. GRE has the right, at its option, to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units in shares of the Company’s Class B common stock or cash. In August 2018, the Company issued 310,467 shares of the Company’s Class B common stock in exchange for vested deferred stock units of GRE. The aggregate fair value of the shares of the Company’s Class B common stock issued was $1.9 million. The Company acquired 128,865 shares of Class B Common Stock with aggregate cost of $0.8 million, tendered by the Company’s officers and employees to satisfy tax withholding obligations related to the vesting of the deferred stock units.

In August 2017, the Company issued 287,233 shares of the Company’s Class B common stock in exchange for vested deferred stock units of GRE. The aggregate fair value of the shares of the Company’s Class B common stock issued was $1.8 million. The Company acquired 129,898 shares of Class B Common Stock with aggregate cost of $0.8 million, tendered by the Company’s officers and employees to satisfy tax withholding obligations related to the vesting of the deferred stock units.

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

As of September 30, 2018, there were approximately $2.7 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 2 years.

Note 11—Concentrations and Associated Credit Risk

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

	Nine Months Ended September 30,
	2018	2017
Con Edison	12%	16%
ComEd	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by a utility company that equaled or exceeded 10% of consolidated gross trade accounts receivable at September 30, 2018 and December 31, 2017 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at September 30, 2018 or December 31, 2017):

	September 30, 2018	December 31, 2017
Con Edison	12%	11%

Note 12—Variable Interest Entity

Citizens Choice Energy, LLC (“CCE”), is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company does not own any interest in CCE. Since 2011, the Company has provided CCE with substantially all of the cash required to fund its operations. The Company determined that it has the power to direct the activities of CCE that most significantly impact its economic performance and it has the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE within its GRE segment. The net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

The Company has an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of $0.5 million that the Company loaned to CCE in October 2015. The option expires on October 22, 2023.

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(392)	$312	$(913)	$(21)
Aggregate funding (provided by) repaid to the Company, net	$(479)	$173	$(422)	$202

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$51	$52
Restricted cash	7	31
Trade accounts receivable	576	1,031
Prepaid expenses	402	451
Other current assets	29	31
Other assets	358	439
Total assets	$1,423	$2,035
Liabilities and noncontrolling interests
Current liabilities	$576	$698
Due to IDT Energy	1,562	1,140
Noncontrolling interests	(715)	197
Total liabilities and noncontrolling interests	$1,423	$2,035

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—The Tax Cuts and Jobs Act

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

The Company has completed its accounting for the income tax effects of the enactment of the Tax Act. At December 31, 2017, the Company made a reasonable estimate of the effect on its existing deferred tax assets and corresponding valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At September 30, 2018, the Company did not have any undistributed earnings of its foreign subsidiaries. As a result, no additional income or withholding taxes have been provided, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. The Company reviewed the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and has not recorded any impact associated with either.

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

Note 14—Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	24,805	23,567	24,895	23,495
Effect of dilutive securities:
Stock options and warrants	181	—	68	—
Non-vested restricted Class B common stock	456	591	262	—
Diluted weighted-average number of shares	25,442	24,158	25,225	23,495

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock options and warrants	341	383	341	383
Non-vested restricted Class B common stock	—	—	—	1,205
Shares excluded from the calculation of diluted earnings per share	341	383	341	1,588

In the nine months ended September 30, 2017, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. In the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 , stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted loss per share computation.

Employees of the Company that were previously granted restricted stock of Afek and Genie Mongolia, Inc. have the right to exchange the restricted stock, upon vesting of such shares, into shares of the Company’s Class B common stock. These exchanges, if elected, would be based on the relative fair value of the shares exchanged. The number of shares of the Company’s stock issuable in an exchange is not currently determinable. If shares of the Company’s stock are issued upon such exchange, the Company’s earnings per share may be diluted in future periods.

Note 15—Related Party Transactions

On June 8, 2018, the Company sold shares of its Class B common stock and warrants to purchase shares of its Class B common stock to Howard S. Jonas (see Note 10).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amount IDT charged the Company	$224	$313	$920	$1,203
Amount the Company charged IDT	$73	$116	$302	$346
Amount Rafael charged the Company	$53	$—	$107	$—

The following table presents the balance of receivables and payables to IDT and Rafael:

	September 30, 2018	December 31, 2017
	(in thousands)
Due to IDT	$142	$360
Due from IDT	52	132
Due to Rafael	—	—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There is minimal amount due from Zedge at September 30, 2018 and December 31, 2017

On August 31, 2018, the Company settled an option issued to an employee to purchase shares of the Company’s various subsidiaries with a net book value of $1.0 million and was included as other liabilities in the consolidated balance sheet. The Company paid the employee $0.8 million and recognized a gain from extinguishment of liability of $0.2 for the three and nine months ended September 30, 2018.

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Based on the Loan Modification Agreement, the employee will pay $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest will be restated in a single promissory note (“New Note”). The New Note requires scheduled payments starting on December 31, 2020 until December 31, 2052. The New Note bear the same interest as the Promissory Notes and will be compounded annually. The Company recorded minimal amounts of interest income for the three and nine months ended September 30, 2018 and 2017 related to the Promissory Notes and New Notes. The outstanding balance of the New Notes, including accrued interest was $0.1 million as of September 30, 2018.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.2 million in October 2017 related to premium of various insurance policies (for the period from November 2017 to October 2018) that were brokered by IGM. There was no outstanding payable to IGM was as of September 30, 2018. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Michael Jonas is the son of Howard Jonas, the Company’s Chairman of the Board and controlling stockholder. Until November 6, 2018, Michael Jonas served as Executive Vice President of the Company and in other capacities with certain subsidiaries of the Company. From November 6, 2018, Michael Jonas no longer serves as an executive officer of the Company, although he continues to serve as Vice President of GOGAS.

Note 16—Business Segment Information

The Company owns 99.3% of its subsidiary, GEIC, which owns 100% of GRE and 97% of GOGAS. The Company has three reportable business segments: GRE, Afek and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, Town Square Energy, and Mirabito, and also offers energy brokerage and advisory services. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan. GRE’s international operations have not been material to date. The Afek segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. The GOGAS segment is comprised of inactive oil shale projects. GOGAS also owns Atid Drilling Ltd., a drilling services company operating in Israel. In September 2018, the Company divested a majority interest in Atid (see Note 4). Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Three Months Ended September 30, 2018
Revenues	$71,672	$—	$170	$—	$71,842
Income (loss) from operations	9,208	(54)	(1,062)	(2,046)	6,046
Write-down of assets held for sale to fair value	—	—	451	—	451
Exploration	—	—	—	—	—
Equity in the net loss of equity method investee	767	—	94	—	861

Three Months Ended September 30, 2017
Revenues	$69,473	$—	$—	$—	$69,473
Income (loss) from operations	4,773	(1,011)	(158)	(2,201)	1,403
Exploration	—	753	—	—	753
Equity in net loss of Shoreditch	159	—	—	—	159

Nine Months Ended September 30, 2018
Revenues	$217,373	$—	$171	$—	$217,544
Income (loss) from operations	22,826	(541)	(5,307)	(6,624)	10,354
Write-down of assets held for sale to fair value	—	—	2,742	—	2,742
Exploration	—	244	—	—	244
Equity in the net loss of joint venture	1,988	—	94	—	2,082

Nine Months Ended September 30, 2017
Revenues	$191,126	$—	$—	$—	$191,126
Income (loss) from operations	4,352	(3,611)	(350)	(7,359)	(6,968)
Exploration	—	2,256	—	—	2,256
Equity in net loss of Shoreditch	159	—	—	—	159

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Afek	GOGAS	Corporate	Total
Total assets:
September 30, 2018	$122,992	$1,228	$4,516	$2,727	$131,463

December 31, 2017	112,521	2,588	$7,887	2,782	125,778

Note 17—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. IDT Energy’s response to the complaint is due on or before November 30, 2018. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. Although IDT Energy is still investigating the allegations contained in the complaint, IDT Energy has made a preliminary determination that they are without merit and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2018.

On March 13, 2014, July 2, 2014 and July 15, 2014, named plaintiffs in Pennsylvania, New York and New Jersey commenced three separate putative class-action lawsuits against IDT Energy, GRE, GEIC, and Genie (collectively, “IDTE”) contending, among other things, that they and other former and current customers of IDTE were injured as a result of IDTE’s allegedly unlawful sales and marketing practices. The Company denied any basis for those allegations and/or wrongdoing. On July 5, 2017, the Company entered into a settlement of all three actions to further its efforts to address its customers’ concerns. On July 31, 2018, the Magistrate Court issued a report and recommendation recommending approval of the settlement and reduction of the attorneys’ fees. On October 18, 2018, the Court entered a final order approving the Settlement Agreement.

Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. In 2017, the Company estimated, based in part on historical participation rates, that its total settlement payment would be approximately $9.0 million, and in the second quarter of 2017, the Company recorded a liability in that amount for the settlement. The period for class members to make claims has since expired, and in first quarter of 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment will be approximately $7.6 million.

In the three and nine months ended September 30, 2018, the Company reduced the liability for the settlement payment by $1.7 million and $3.4 million, respectively, reversed nil amount and $1.7 million of the related revenue reduction recorded in 2017, respectively, and reversed $1.7 million and $1.7 million of the related legal settlement fees that is included in selling, general and administrative expense in the statement of operations.

In addition to the matters disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made.

New Jersey Attorney General and New Jersey Board of Public Utilities

On May 22, 2018, IDT Energy entered into a Consent Order with the New Jersey Attorney General and the New Jersey Board of Public Utilities to resolve an investigation related to IDT Energy’s pricing and business practices during the winter of 2014. Under the terms of the Consent Order, IDT Energy agreed to make payments totaling $1.4 million, including $1.2 million in restitution to consumers who received electricity and/or natural gas supply from IDT Energy in January, February and/or March of 2014. IDT Energy will also implement certain modifications to its sales, marketing and customer service processes, along with additional compliance and reporting requirements. In the third quarter of 2017, the Company accrued $1.5 million for this matter.  IDT Energy has made full payment of the amount agreed upon in the Consent Order to a settlement administrator, who will process the restitution payments.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of September 30, 2018, New York represented 31.1% of GRE’s total meters served and 23.2% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and nine months ended September 30, 2018, New York gross revenues were $17.1 million and $58.2 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

On December 16, 2016, the PSC issued an order (the “2016 Order”) prohibiting REPs to service to customers enrolled in New York’s utility low-income assistance programs. Temporary stays of the 2016 Order expired, and REPs were required to return service of their low-income customers to the relevant local incumbent utility on the modified schedule set forth in the PSC’s 2016 Order. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018.

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. The Court of Appeals is now set to review a 2017 decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. A briefing schedule was put in place, and the appeal is currently scheduled to be heard sometime after January 2019.

 Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of the Company’s subsidiary Town Square Energy. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Town Square has entered into settlement negotiations with the PUCO. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. In connection with the foregoing, the Company has accrued $0.2 million. As of September 30, 2018, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.4% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, Town Square in Ohio gross revenues were $0.3 million and $1.2 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with PURA’s investigation. As of September 30, 2018, Town Square’s Connecticut customer base represented 9.5% of GRE’s total meters served and 11.6% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, Town Square’s gross revenues from sales in Connecticut were $8.4 million and $18.9 million, respectively. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2018.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act and the Illinois Telephone Solicitations Act. Although IDT Energy denies any wrongdoing in connection with those allegations, it is currently working with the IL AG to settle the matter pursuant to a Final Order and Consent Decree to be approved by the Circuit Court of Cook County that may include restitution payments in the amount of $3 million, suspension of all marketing activities directed at new customers, and implementation of various compliance and reporting procedures.

For the three and nine months ended September 30, 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of September 30, 2018, Illinois represented 5.8% of GRE’s total meters served and 4.4% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, IDT Energy’s gross revenues from sales in Illinois were $4.7 million and $13.7 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments to purchase electricity of $69.6 million at September 30, 2018, which are expected to be paid as follows: $50.7 million in the twelve months ending September 30, 2019; $17.5 million in the twelve months ending September 30, 2020 and $1.4 million in the twelve months ending September 30, 2021.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2018, GRE had commitments to purchase renewable energy credits of $15.2 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2018, GRE had aggregate performance bonds of $12.7 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2018, the Company was in compliance with such covenants. At September 30, 2018, restricted cash—short-term of $2.5 million and trade accounts receivable of $38.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.4 million at September 30, 2018.

Note 18—Revolving Line of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At September 30, 2018 and December 31, 2017, $2.5 million was outstanding under the revolving line of credit. At September 30, 2018 and December 31, 2017, the effective interest rate was 6.81% and 5.99% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, FASB issued an ASU to an alternative transition option to allow entities to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. Entities that elect this transition option still adopt the new leases standard using the modified retrospective transition method, but will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The Company will adopt the new standard on January 1, 2019 using the alternative transition option. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

In August 2018, the FASB issued an ASU that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The amendments in this ASU are effective for the Company on January 1, 2020. Early application is permitted. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

Note 20—Subsequent Events

On October 5, 2018, the Company extended an additional $0.1 million bridge loan to Prism, (together with Initial Bridge Loan and Second Bridge Loan, the “Bridge Loans”) with similar terms as the Initial Bridge Loan described above.

On October 25, 2018, GRE completed its transaction to acquire a 60.0% interest in Prism in exchange for a total consideration of $4.0 million, which include (i) the conversion of $1.4 million of principal amount of Bridge Loans, including any accrued interest, to Prism into equity, (ii) $1.1 million in cash, and (iii) an obligation to fund an additional $1.5 million within 60 days.

Prism is a solar solutions company that is engaged in US based panel manufacturing, solar installation design and project management.  Prism’s solar panels feature high efficiency N-type silicon solar cells designed into bifacial solar modules which result in systems with a reduction in the average cost per kilowatt hour, while their glass-on-glass design increases the durability and lifetime value of Prism’s panels.

The Prism Acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete due to the timing of the acquisition, therefore, the Company is unable to disclose certain information required by ASC 805. The Company will provide preliminary purchase price allocation information in the Company’s Annual Report on Form 10-K for year ending December 31, 2018.

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

Overview

We own 99.3% of our subsidiary, Genie Energy International Corporation, or GEIC, which owns 100% of Genie Retail Energy, or GRE, and 97% of Genie Oil and Gas, Inc., or GOGAS. We are comprised of GRE, which owns and operates retail energy providers, or REPs, including IDT Energy, Inc., or IDT Energy, Residents Energy, Inc., or Residents Energy, Town Square Energy, or TSE, and Mirabito Natural Gas, or Mirabito, and also offers energy brokerage and advisory services through its Genie Retail Energy Services and Diversegy divisions. Its REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States. Internationally, GRE has begun serving customers in the United Kingdom through a joint venture and acquired a license to service customers in Japan. We also include Genie Oil and Gas, or GOGAS, an oil and gas exploration company. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd., or Afek, an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in other inactive oil and gas projects. GOGAS also owned Atid Drilling Ltd., or Atid, a drilling services company operating in Israel. In September 2018, we divested a majority interest in Atid, as discussed below.

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

The following table summarizes the percentage of consolidated revenues from customers by utility companies that equaled or exceeded 10% of our consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Nine Months Ended September 30,
	2018	2017
Con Edison	12%	16%
ComEd	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by a utility company that equaled or exceeded 10% of consolidated gross trade accounts receivable at September 30, 2018 and December 31, 2017 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at September 30, 2018 or December 31, 2017):

	September 30, 2018	December 31, 2017
Con Edison	12%	11%

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission, or PSC, held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. We are evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as our ability to modify our relationships with our New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of September 30, 2018, New York represented 31.1% of GRE’s total meters served and 23.2% of the total residential customer equivalents, or RCEs (as described below), of GRE’s customer base. For the three and nine months ended September 30, 2018, New York gross revenues were $17.1 million and $58.2 million, respectively.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. The Court of Appeals is now set to review a 2017 decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. A briefing schedule was put in place, and the appeal is currently scheduled to be heard sometime after January 2019.

Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of our subsidiary Town Square Energy. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Town Square has entered into settlement negotiations with the PUCO. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. In connection with the foregoing, we accrued $0.2 million. As of September 30, 2018, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.4% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, Town Square in Ohio gross revenues were $0.3 million and $1.2 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with PURA’s investigation. As of September 30, 2018, Town Square’s Connecticut customer base represented 9.5% of GRE’s total meters served and 11.6% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, Town Square’s gross revenues from sales in Connecticut were $8.4 million and $18.9 million, respectively. Based upon our preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2018.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act and the Illinois Telephone Solicitations Act. Although IDT Energy denies any wrongdoing in connection with those allegations, it is currently working with the IL AG to settle the matter pursuant to a Final Order and Consent Decree to be approved by the Circuit Court of Cook County that may include restitution payments in the amount of $3 million, suspension of all marketing activities directed at new customers, and implementation of various compliance and reporting procedures.

For the three and nine months ended September 30, 2018, we recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of September 30, 2018, Illinois represented 5.8% of GRE’s total meters served and 4.4% of the total residential customer equivalents of GRE’s customer base. For the three and nine months ended September 30, 2018, IDT Energy’s gross revenues from sales in Illinois were $4.7 million and $13.7 million, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

Information regarding new accounting pronouncements is included in Note 19—Recently Issued Accounting Standards Not Yet Adopted, to the current period’s consolidated financial statements.

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

Our performance obligations are generally pursuant to contracts for which the estimated customer relationship periods are currently less than one year. Therefore, in accordance with ASC 606, we generally expense sales commissions to acquire customers when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. We continuously monitor our customer relationship periods to ensure compliance with the application of this practical expedient.

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues:
Electricity	$67.3	$66.2	$1.1	1.7%	$181.1	$163.6	$17.5	10.7%
Natural gas	3.7	2.8	0.9	32.8	34.5	26.0	8.5	32.4
Other	0.7	0.5	0.2	36.4	1.7	1.5	0.2	20.4
Total revenues	71.7	69.5	2.2	3.2	217.3	191.1	26.2	13.7
Cost of revenues	50.6	47.7	2.9	6.0	155.7	132.3	23.4	17.7
Gross profit	21.1	21.8	(0.7)	3.1	61.6	58.8	2.8	4.9
Selling, general and administrative expenses	11.1	16.8	(5.7)	(34.0)	36.8	54.2	(17.4)	(32.1)
Equity in the net loss of joint venture	0.8	0.2	0.6	382.9	2.0	0.2	1.8	nm
Income (loss) from operations	$9.2	$4.8	$4.4	92.9%	$22.8	$4.4	$18.4	424.4%

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

On March 13, 2014, July 2, 2014 and July 15, 2014, named plaintiffs in Pennsylvania, New York and New Jersey commenced three separate putative class-action lawsuits against IDT Energy, GRE, GEIC, and Genie (collectively, “IDTE”) contending, among other things, that they and other former and current customers of IDTE were injured as a result of IDTE’s allegedly unlawful sales and marketing practices. We denied any basis for those allegations and/or wrongdoing. On July 5, 2017, we entered into a settlement of all three actions to further our efforts to address our customers’ concerns. On July 31, 2018, the Magistrate Court issued a report and recommendation recommending approval of the settlement and reduction of the attorneys’ fees. On October 18, 2018, the Court entered a final order approving the Settlement Agreement.

Under the Settlement Agreement, we has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. In 2017, we estimated, based in part on historical participation rates, that its total settlement payment would be approximately $9.0 million, and in the second quarter of 2017, we recorded a liability in that amount for the settlement. The period for class members to make claims has since expired, and in first quarter of 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million.

In the three and nine months ended September 30, 2018, we reduced the liability for the settlement payment by $1.7 million and $3.4 million, respectively, reversed nil amount and $1.7 million of the revenue reduction recorded in 2017, respectively, and reverse $1.7 million and $1.7 million of the related legal settlement fees that is included in selling, general and administrative expense in the statement of operations.

Revenues. GRE’s electricity revenues increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase in electricity revenues in the three and nine months ended September 30, 2018 compared to the same periods in 2017 was the result of increase in consumption. Electricity consumption by GRE REP’s customers increased by 7.3% and 6.8% in the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. The increase was partially offset by the $3.0 million reduction to electricity revenues in the three months ended September 30, 2018 for estimated payments to customers for the investigation in Illinois. The increase in electricity revenues in the nine months ended September 30, 2018 compared to the same period in 2017 also includes the impact of the $1.7 million reversal in the nine months ended September 30, 2018 of estimated payments to customers for the settlement of the class action lawsuits described above. The increase in electricity consumption reflected an increase in average consumption per meter, which increased 26.0% and 14.8% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, although average meters served decreased 14.8% and 6.9% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The average rate per kilowatt hour sold decreased 5.3% and increased 3.3% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 reflecting similar changes in the underlying commodity cost.

GRE’s natural gas revenues increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017. Mirabito, which was acquired in August 2017, generated $1.2 million and $4.7 million in natural gas revenues in the three and nine months ended September 30, 2018, respectively. The average rate per therm sold increased 30.5% and 10.1% in the three and nine months ended June 30, 2018, respectively, compared to the same periods in 2017 reflecting an increase in the underlying commodity cost as well as the revenue adjustments related to the settlement of the class action lawsuits. Natural gas consumption by GRE’s REP’s customers increased by 1.8% and 13.9% in the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. Average meters served decreased 32.2% and 21.6% in the three months ended September 30, 2018 compared to the same period in 2017, however, average consumption per meter increased by 50.2% and 45.4% in the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(in thousands)
Meters at end of quarter:
Electricity customers	269	282	284	307	330
Natural gas customers	73	81	89	105	116
Total meters	342	363	373	412	446

Gross meter acquisitions in the three months ended September 30, 2018 were 45,000 compared to 111,300 in the same period in 2017. Gross meter acquisitions in the nine months ended September 30, 2018 were 156,800 compared to 293,100 in the same period in 2017. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters in New York, representing approximately 10,600 RCEs, to their respective incumbent utilities in the three months ended March 31, 2018. In response to the New York PSC developments, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served decreased by 21,000 or 5.8% from June 30, 2018 to September 30, 2018, compared to an increase of 16,000 or 3.7% from June 30, 2017 to September 30, 2017, and decreased by 70,000 or 16.9% from December 31, 2017 to September 30, 2018, compared to an increase of 34,000 or 8.1% from December 31, 2016 to September 30, 2017. In the three months ended September 30, 2018, average monthly churn decreased to 5.7% from 6.9% in the three months ended September 30, 2017. The decrease reflects the reduction in gross meter acquisitions in recent periods, as new customers exhibit higher churn rates than longer tenured customers, and the impact of our customer retention programs. The return of low-income customers in New York mandated by the 2016 Order drove an increase in average monthly churn to 6.3% in the nine months ended September 30, 2018 from 6.6% in the nine months ended September 30, 2017.

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

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(in thousands)
RCEs at end of quarter:
Electricity customers	216	219	218	228	243
Natural gas customers	59	64	67	73	82
Total RCEs	275	283	285	301	325

RCEs decreased 15.1% at September 30, 2018 compared to September 30, 2017 primarily due to the transfer of customer accounts to their respective incumbent utilities in the three months ended March 31, 2018 in accordance with the 2016 Order, and our decision to curtail customer acquisition efforts in certain territories.

Other revenue in the three and nine months ended September 30, 2018 and 2017 included commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Cost of revenues:
Electricity	$48.0	$45.2	$2.8	5.9%	$130.4	$112.7	$17.7	15.7%
Natural gas	2.2	2.3	(0.1)	(1.8)	24.4	19.0	5.4	28.6
Other	0.4	0.2	0.2	125.5	0.9	0.6	0.3	48.9
Total cost of revenues	$50.6	$47.7	$2.9	6.1%	$155.7	$132.3	$23.4	17.7%

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Gross margin percentage:
Electricity	28.8%	31.6%	(2.8)%	28.0%	31.1%	(3.1)%
Natural gas	40.0	18.8	21.1	29.2	27.1	2.1
Other	38.7	62.9	(24.2)	46.9	57.1	(10.2)
Total gross margin percentage	29.4%	31.3%	(1.9)%	28.4%	30.7%	(2.3)%

Cost of revenues for electricity increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily because of increases in the electricity consumption by GRE’s REPs’ customers. Electricity consumption by GRE’s REPs’ customers increased 7.3% and 6.8% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The average unit cost of electricity decreased by 1.4% and increased by 8.1% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Gross margin on electricity sales decreased in the three and nine months ended September 30, 2018 compared to the same period in 2017 because the average rate charged to customers decreased more than the average unit cost of electricity.

Cost of revenues for natural gas increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily because of cost of revenues at Mirabito and an increase in the average unit cost of natural gas. Mirabito, which was acquired in August 2017, had $1.1 million and $3.9 million in cost of revenues for natural gas in the three and nine months ended September 30, 2018, respectively. Natural gas consumption by GRE’s REPs’ customers increased 1.8% and 13.9% in the three and nine months ended September 30, 2018 compared to the same period in 2017. The average unit cost of natural gas decreased 3.5% and increased 9.5% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Gross margin on natural gas sales increased 182.0% and 26.9% in the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017 because the increase in the average rate charged to customers increased more than the average unit cost of natural gas.

Other cost of revenues primarily includes commission expense incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to decrease in customer acquisitions costs, related to the decrease in gross meter acquisitions and for the reduction in the accruals for the settlement of the class action lawsuits described above. Commission expenses decreased $3.6 million and $10.0 million in the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 24.3% in the three months ended September 30, 2017 to 15.5% in the three months ended September 30, 2018 and decreased from 23.4% in the nine months ended September 30, 2017 to 16.9% in the nine months ended September 30, 2018.

Equity in net loss of joint venture. GEUK accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. Shoreditch is a variable interest entity, however, GEUK has determined that it is not the primary beneficiary, as GEUK does not have the power to direct the activities that most significantly impact Shoreditch’s economic performance. In December 2017, Shoreditch commenced initial customer acquisition in the United Kingdom under the mandated three-month Controlled Market Entry framework in which new entrants can acquire a limited number of customers in a test environment. Shoreditch uses the trade name Orbit Energy. The controlled market entry was successfully completed and Shoreditch’s customer acquisition program has commenced. Shoreditch’s net loss in the three and nine months ended September 30, 2018 was $1.2 million and $3.0 million, respectively.

Afek Segment

Afek does not currently generate any revenues, nor does it incur any cost of revenues.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative	$0.1	$0.2	$(0.1)	(79.3)%	$0.3	$1.0	$(0.7)	(71.8)%
Exploration	—	0.8	(0.8)	(100.0)	0.2	2.6	(2.4)	(90.5)
Loss from operations	$0.1	$1.0	$(0.9)	(94.7)%	$0.5	$3.6	$(3.1)	(85.0)%

General and Administrative. General and administrative expense decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily because of a decrease in payroll and related expense.

Exploration.  Afek accounts for its oil and gas activities under the successful efforts method of accounting. Under this method, the costs of drilling exploratory wells and exploratory-type stratigraphic test wells are capitalized, pending determination of whether the well has found proved reserves. Other exploration costs are charged to expense as incurred. In 2017, Afek drilled an exploratory well at one of the Northern sites in its license area. In November 2017, Afek announced that the preliminary analysis of results from this completed well suggested that the well’s target zone does not contain commercially producible quantities of oil or natural gas. Afek suspended its drilling operations pending further analysis. Exploration expense in the three and nine months ended September 30, 2018 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Afek is in the process of securing the permits and other regulatory approvals needed to perform the testing.

Genie Oil and Gas Segment

	Three months ended September 30,		Change		Six months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenue	$0.2	$—	$0.2	100.0	$0.2	$—	$0.2	100.0

General and administrative	0.7	0.2	$0.5	333.9	2.7	$0.3	2.3	766.7%
Write-down of assets held for sale to fair value	0.5	—	0.5	100.0	2.7	—	2.7	100.0
Equity in the net loss of equity method investee	$0.1	$—	$0.1	100.0	$0.1	$0.3	$0.2	66.7%
Loss from operations	$1.1	$0.2	$0.9	569.9%	$5.3	$0.3	$5.0	nm

nm—not meaningful

Revenue. Revenue includes fees related to drilling services performed by Atid in July and August 2018.

General and Administrative. General and administrative expense increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 because of increases in payroll and related expense and depreciation expense, primarily due to the operations of Atid.

Divestment of Atid. As a result of our decision to suspend our oil and gas exploration drilling activities, in June 2018, we initiated a plan to sell primarily all of Atid’s assets and liabilities. In the three and nine months ended September 30, 2018, we recorded a write-down to fair value of Atid’s assets held for sale in the amount of $0.5 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. On September 1, 2018, Genie Israel Holdings Ltd., a wholly-owned subsidiary of GOGAS (“Genie Israel”) contributed to Atid Drilling 613 Ltd., (the “New Atid”) the equity of Atid with net book value of $1.0 million as of September 1, 2018 in exchange for 37.5% interest in New Atid. The remaining interest in New Atid are held by Howard Jonas, our Chairman (37.5%) and by Geoffrey Rochwarger, our Vice Chairman (25.0%).

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative and loss from operations	$2.0	$2.2	$(0.2)	(7.0)%	$6.6	$7.4	$(0.8)	(10.0)%

Corporate general and administrative decreased in the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily because of decreases in severance expense and payroll and related expense, partially offset by increases in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 4.0% in the three months ended September 30, 2017 to 2.9% in the three months ended September 30, 2018 and decreased from 3.9% in the nine months ended September 30, 2017 to 3.0% in the nine months ended September 30, 2018.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.1 million and $1.4 million in the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $3.8 million in the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.7 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Income (loss) from operations	$6.0	$1.4	$4.6	330.9%	$10.4	$(7.0)	$17.4	248.6%
Interest income	0.2	0.1	0.1	282.4	0.4	0.2	0.2	85.5
Interest expense	(0.1)	(0.1)	—	32.8	(0.3)	(0.2)	(0.1)	31.2
Gain on extinguishment of liability	0.2	—	0.2	100.0	0.2	—	0.2	100.0
Other (expense) income, net	—	—	—	nm	—	(0.4)	0.4	129.2
(Provision for) benefit from income taxes	(0.7)	(0.4)	(0.3)	60.3	(1.7)	(0.4)	(1.3)	282.6
Net income (loss)	5.6	1.0	4.6	481.1	9.0	(7.8)	16.8	215.3
Net loss (income) attributable to noncontrolling interests	0.3	(0.2)	0.5	277.4	1.1	0.6	0.5	79.2
Net income (loss) attributable to Genie	$5.9	$0.8	$5.1	660.5%	$10.1	$(7.2)	$17.3	240.9%

nm—not meaningful

Other (Expense) income, net.  Other expense, net in the three and nine months ended September 30, 2018 consisted primarily foreign currency transaction gains.

(Provision for) Benefit from Income Taxes. The change in provision for income taxes in the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to the change in income tax expense in GRE. GRE includes IDT Energy, certain limited liability companies and our consolidated variable interest entity. For purposes of computing federal income taxes, we consolidate the GOGAS and Afek entities so that the losses from those businesses offset the taxable income from GRE and reduce the consolidated tax provision to zero . The additional net operating losses are fully offset by a valuation allowance so no additional benefit for federal income taxes was recorded. IDT Energy and the limited liability companies are included in our consolidated return. Citizen’s Choice Energy, LLC, or CCE, a consolidated variable interest entity, files a separate tax return since we do not have any ownership interest in CCE.

On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act, which makes various changes to the U.S. tax code, including a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018. We have completed our accounting for the income tax effects of the enactment of the Tax Cuts and Jobs Act. At December 31, 2017, we adjusted our deferred income tax assets and related valuation allowance in equal and offsetting amounts to reflect the new rate. The enactment of the Tax Cuts and Jobs Act did not have any other material impact on our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2018 compared to the similar periods in 2017 was primarily due to the reduction in the net loss of Afek, partially offset by an increase in the net loss of CCE. Afek’s net loss in the three and nine months ended September 30, 2018 was $0.1 million and $0.5 million, respectively, compared to $1.0 million and $3.1 million in the three and nine months ended September 30, 2017, respectively. CCE’s net loss in the three and nine months ended September 30, 2018 was $0.4 million and $0.9 million, respectively, compared to net income of $0.3 million and minimal amount in the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $45.9 million balance of unrestricted cash and cash equivalents that we held at September 30, 2018 will be sufficient to meet our currently anticipated cash requirements for at least the period from October 1, 2018 to November 9, 2019.

At September 30, 2018, we had working capital (current assets less current liabilities) of $52.3 million.

	Nine months ended September 30,
	2018	2017
	(in millions)
Cash flows provided by (used in):
Operating activities	$20.2	$3.2
Investing activities	(3.2)	(13.3)
Financing activities	(1.7)	(5.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Increase (decrease) in cash, cash equivalents, and restricted cash	$15.3	$(16.0)

Operating Activities

Cash provided by operating activities was $20.2 million and $3.2 million in the nine months ended September 30, 2018 and 2017, respectively. Net income after non-cash adjustments increased cash flows by $22.2 for the nine months ended September 30, 2018, compared to the same period in 2017. The increase mainly resulted from reductions in customer acquisition costs and legal accruals in 2018 as discussed above.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $8.9 million for the nine months ended September 30, 2018, compared to the same period in 2017. Changes in other assets increased cash flows by $3.8 million for the nine months ended September 30, 2018, compared to the same period in 2017.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2018, we were in compliance with such covenants. At September 30, 2018, restricted cash—short-term of $2.5 million and trade accounts receivable of $38.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.4 million at September 30, 2018.

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

Investing Activities

Our capital expenditures were $0.6 million in the nine months ended September 30, 2018 compared to $3.2 million in the nine months ended September 30, 2017. We had purchase commitments for the future purchases of electricity of $69.6 million at September 30, 2018. We currently anticipate that our total capital expenditures in the twelve months ending September 30, 2019 will be between $0.5 million and $1.0 million.

On June 7, 2018, Genie Japan, LLC, or Genie Japan, a wholly-owned indirect subsidiary of ours, acquired 100% of the equity of Smile Energy G.K., or Smile Energy, from Capital Sixty, LLC, or Capital Sixty, and Flower Denryoku, or Flower. Smile Energy is a Japanese company licensed to provide electricity to end-use customers in Japan. The aggregate purchase price was $0.7 million. In addition, Capital Sixty received an option to purchase a 5% membership interest in Genie Japan at an exercise price of $1. The option is exercisable on the earlier of 18 months from the start of enrolling retail energy customers in Japan or June 7, 2020. At any time before exercise, Genie Japan may cancel the option in exchange for a payment of $0.03 million to Capital Sixty. Smile Energy entered into a Power Service Agreement with Flower, pursuant to which, Flower will provide certain services to Smile Energy including wholesale power supply and electricity sales service. Smile Energy incurred set-up fees of $0.4 million for the implementation of the Power Service Agreement. The Power Service Agreement has an initial term of three years.

In the nine months ended September 30, 2018 and 2017, we used nil amount and $5.5 million of cash, respectively, for investments in Afek’s unproved oil and gas property in the Golan Heights in Northern Israel.

We received $0.1 million and $0.4 million from an employee for the repayment of notes receivable in the nine months ended September 30, 2018 and 2017, respectively.

On August 14, 2018, we extended a $1.0 million bridge loan to Prism Solar Technologies, Inc. (“Prism”), in connection with a possible equity investment in Prism (“Initial Bridge Loan”). The Initial Bridge Loan, which was secured by a subordinated security interest in Prism’s personal assets as well as a second mortgage and assignment of rents on Prism’s plant and facility, had a fixed annual interest rate of 12%, until the Bridge Loan is converted into the equity investment as described above, or until it is repaid. The Initial Bridge Loan had a term of 150 days until maturity.

On September 28, 2018, we extended an additional $0.2 million loan to Prism (“Second Bridge Loans”) with similar terms as the Initial Bridge Loan described above with term of 90 days until maturity.

On October 5, 2018, we extended an additional $0.1 million bridge loan to Prism, (together with Initial Bridge Loan and Second Bridge Loan, the “Bridge Loans”) with similar terms as the Initial Bridge Loan described above, except, it’s for a term of 90 days from the date of issuance.

On October 25, 2018 GRE completed its transaction to acquire a 60.0% interest in Prism in exchange for a total consideration of $4.0 million, which include (i) the conversion of $1.4 million Bridge Loans, including any accrued interest, to Prism into equity, (ii) $1.1 million in cash, and (iii) an obligation to fund an additional $1.5 million within 60 days.

On July 17, 2017, GEUK entered into a definitive agreement with EGC to launch Shoreditch in the United Kingdom. In September 2018, we contributed an $0.7 million to Shoreditch, which increased GEUK’s total contribution to $4.7 million as of September 30, 2018. In January 2019, GEUK is obligated to contribute an additional £0.5 million ($0.7 million at September 30, 2018) and EGC is obligated to contribute £0.4 million ($0.5 million at September 30, 2018), to Shoreditch.

Financing Activities

In the nine months ended September 30, 2018 and 2017, we paid aggregate quarterly Base Dividends of $0.4782 per share on our Series 2012-A Preferred Stock, or Preferred Stock. The aggregate amount paid in the nine months ended September 30, 2018 and 2017 was $1.1 million. On August 25, 2018, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about November 15, 2018 to stockholders of record as of the close of business on November 6, 2018.

In the nine months ended September 30, 2018 and 2017, we paid aggregate quarterly dividends of $0.225 per share to stockholders of our Class A common stock and Class B common stock. The aggregate amount paid in both the nine months ended September 30, 2018 and 2017 were $5.6 million. On November 5, 2018, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 30, 2018 to stockholders of record as of the close of business on November 19, 2018.

In March 2017, GOGAS purchased from an employee of Afek a 1% fully vested interest in Afek for $0.3 million in cash.

On June 8, 2018, we sold to Howard S. Jonas (1) 1,152,074 shares of our Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of our Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, we sold to a third-party investor (1) 230,415 treasury shares of our Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of our Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the nine months ended September 30, 2018, there were no amounts borrowed or repaid under the line of credit. In the nine months ended September 30, 2017, including the prior REH Credit Agreement, GRE borrowed $14.5 million under the revolving line of credit and repaid $12.7 million. At September 30, 2018 and December 31, 2017, $2.5 million was outstanding under the line of credit and the effective interest rate was 6.81% and 5.99% per annum, respectively.

In the nine months ended September 30, 2017, we received proceeds of $0.1 million from the exercise of stock options for which we issued 15,855 shares of our Class B common stock. There were no stock option exercises in the nine months ended September 30, 2018.

In the nine months ended September 30, 2018, we paid $0.8 million to repurchase 128,865 shares of our Class B common stock. In the nine months ended September 30, 2017, we paid $0.8 million to repurchase 129,898 shares of our Class B common stock. These shares were tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended September 30, 2018 and 2017. At September 30, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2018, GRE had aggregate performance bonds of $12.7 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2018 had remained the same as in the nine months ended September 30, 2017, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $4.0 million in the nine months ended September 30, 2018 and our gross profit from natural gas sales would have decreased by $1.0 million in the nine months ended September 30, 2018.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. Refer to Note 6 – Derivative Instruments, for details of the hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2018:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2018	—		$—	—	6,896,669
August 1-31, 2018	128,865	(2)	$6.068	—	6,896,669
September 1-30, 2018	—		$—	—	6,896,669
Total	128,865		$6.068	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 9, 2018	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 9, 2018	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

