Form 10-Q
period 2019-03-31
Genie Energy Ltd.
filed 2019-05-10
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b)-2 of the Exchange Act:

Title of each Class	Trading Symbol	Name of exchange of which registered
Class B common stock, par value $0.1 per share	GNE	New York Stock Exchange
Series 2012-A Preferred stock, par value $0.1 per share	GNE-PA	New York Stock Exchange

As of May 9, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares
Class B common stock, $.01 par value:	25,517,003 shares (excluding 249,558 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,540	$41,601
Restricted cash—short-term	6,058	1,653
Trade accounts receivable, net of allowance for doubtful accounts of $2,139 and $2,003 at March 31, 2019 and December 31, 2018, respectively	41,921	35,920
Inventory	9,685	9,893
Prepaid expenses	4,874	6,167
Other current assets	2,126	2,670
Total current assets	102,204	97,904
Property and equipment, net	4,371	4,301
Goodwill	13,023	11,082
Other intangibles, net	8,509	6,321
Investment in equity method investees	1,470	2,208
Restricted cash—long-term	865	943
Deferred income tax assets, net	13,184	15,625
Other assets	10,610	8,480
Total assets	$154,236	$146,864
Liabilities and equity
Current liabilities:
Notes payable	$918	$923
Trade accounts payable	20,044	18,508
Accrued expenses	24,402	25,242
Income taxes payable	1,923	1,463
Due to IDT Corporation	138	234
Other current liabilities	3,082	4,416
Total current liabilities	50,507	50,786
Revolving line of credit	2,516	2,516
Other liabilities	2,842	900
Total liabilities	55,865	54,202
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2019 and December 31, 2018	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2019 and December 31, 2018	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,767 and 25,544 shares issued and 25,517 and 25,294 shares outstanding at March 31, 2019 and December 31, 2018, respectively	257	255
Additional paid-in capital	137,884	136,629
Treasury stock, at cost, consisting of 250 shares of Class B common stock at March 31, 2019 and December 31, 2018	(1,624)	(1,624)
Accumulated other comprehensive income	2,881	2,591
Accumulated deficit	(50,558)	(53,939)
Total Genie Energy Ltd. stockholders’ equity	108,599	103,671
Noncontrolling interests	(10,228)	(11,009)
Total equity	98,371	92,662
Total liabilities and equity	$154,236	$146,864

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Revenues:
Electricity	$62,614	$65,335
Natural gas	18,706	23,428
Other	5,297	505
Total revenues	86,617	89,268
Cost of revenues	61,026	64,810
Gross profit	25,591	24,458
Operating expenses and losses:
Selling, general and administrative (i)	15,708	17,098
Research and development	49	—
Exploration	—	227
Income from operations	9,834	7,133
Interest income	93	81
Interest expense	(140)	(92)
Equity in the net loss in equity method investees, net	(797)	(506)
Other income, net	73	42
Income before income taxes	9,063	6,658
Provision for income taxes	(2,903)	(799)
Net income	6,160	5,859
(Net income) loss attributable to noncontrolling interests	(91)	295
Net income attributable to Genie Energy Ltd.	6,069	6,154
Dividends on preferred stock	(370)	(370)
Net income attributable to Genie Energy Ltd. common stockholders	$5,699	$5,784

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.21	$0.24
Diluted	$0.21	$0.24
Weighted-average number of shares used in calculation of earnings per share:
Basic	26,532	24,239
Diluted	27,240	24,295

Dividends declared per common share	$0.075	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$448	$1,347

See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$6,160	$5,859
Other comprehensive income:
Foreign currency translation adjustments	96	59
Comprehensive income	6,256	5,918
Comprehensive income attributable to noncontrolling interests	103	251
Comprehensive income attributable to Genie Energy Ltd.	$6,359	$6,169

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2019	2,322	19,743	1,574	16	25,544	255	136,629	(1,624)	2,591	(53,939)	(11,009)	92,662
Adoption of ASU 2018-07 ($0.1594 per share)	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for the three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
BALANCE AT MARCH 31, 2019	2,322	19,743	1,574	16	25,767	257	137,884	(1,624)	2,881	(50,558)	(10,228)	98,371

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2018	2,322	19,743	1,574	16	23,601	236	130,870	(2,428)	3,045	(67,469)	(16,885)	67,128
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,865)	—	(1,865)
Stock-based compensation	—	—	—	—	25	—	889	—	—	—	—	889
Other comprehensive income	—	—	—	—	—	—	—	—	15	—	44	59
Net income for three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	6,154	(295)	5,859
BALANCE AT MARCH 31, 2018	2,322	$19,743	1,574	$16	23,626	$236	$131,759	$(2,428)	$3,060	$(63,550)	$(17,136)	$71,700

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net income	$6,160	$5,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	921	594
Deferred income taxes	2,442	113
Provision for doubtful accounts receivable	72	295
Gain on sale of property and equipment	—	(18)
Stock-based compensation	448	1,347
Equity in the net loss in equity method investees	797	506
Change in assets and liabilities:
Trade accounts receivable	(3,554)	3,886
Inventory	208	(1,690)
Prepaid expenses	1,320	511
Other current assets and other assets	(1,041)	2,903
Trade accounts payable, accrued expenses and other current liabilities	(1,115)	(6,328)
Due to IDT Corporation	(100)	(94)
Income taxes payable	460	754
Net cash provided by operating activities	7,018	8,638
Investing activities
Capital expenditures	(325)	(344)
Proceeds from sale of property and equipment	—	62
Payments for business acquisition, net of cash acquired	(1,852)	—
Investments in notes receivables	(177)	—
Repayment of notes receivable	122	54
Net cash used in investing activities	(2,232)	(228)
Financing activities
Dividends paid	(2,377)	(2,235)
Repayment of short-term debt—Lumo Energia	(2,260)	—
Exercise of stock options	172	—
Repayment of notes payable	(20)	—
Net cash used in financing activities	(4,485)	(2,235)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	(19)
Net increase in cash, cash equivalents, and restricted cash	266	6,156
Cash, cash equivalents, and restricted cash at beginning of period	44,197	31,927
Cash, cash equivalents, and restricted cash at end of period	$44,463	$38,083
Supplemental Schedule of Non-Cash Financing Activities
Liability incurred for acquisitions	$2,260	$—

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Energy Services ("GES"), 60% of Prism Solar Technology, Inc. ("Prism") and 97% of Genie Oil and Gas, Inc. (“GOGAS”).

GRE owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States.

Genie Retail Energy International, LLC ("GREI") holds the Company's interest in its joint venture that serves retail customers in the United Kingdom ("U.K.") and its venture in Japan, which recently launched commercial operations. In January 2019, the Company acquired an 80% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland (see Note 5).

          GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60% interest in Prism (see Note 5), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and project management.

GOGAS is an oil and gas exploration company and owns an interest in a contracted drilling services operation. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in inactive oil and gas projects. GOGAS also holds a 37.5% interest in a newly formed contracting drilling services company in Israel ("Atid 613").

GREI and GES have outstanding deferred stock units granted to officers, employees and a contractor that represent an aggregate interest of 4.0% and 4.5% of the equity of GEIC and GRES, respectively. The deferred stock units are subject to vesting up to 2020.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2018 and 2017, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Reclassifications

Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$37,540	$41,601
Restricted cash—short-term	6,058	1,653
Restricted cash—long-term	865	943
Total cash, cash equivalents, and restricted cash	$44,463	$44,197

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 17) and Credit Agreement with JPMorgan Chase (see Note 19). Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Natural gas	$203	$1,116
Renewable credits	8,863	8,654
Solar Panels:
Finished goods	564	40
Raw materials	55	83
Total solar panels inventory	619	123
Totals	$9,685	$9,893

Note 4—Revenue Recognition

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended March 31, 2019
Fixed rate	$23,317	$1,062	$—	$24,379
Variable rate	39,297	17,644	—	56,941
Other	—	—	5,297	5,297
Total	$62,614	$18,706	$5,297	$86,617

Three Months Ended March 31, 2018
Fixed rate	$21,333	$1,800	$—	$23,133
Variable rate	44,002	21,628	—	65,630
Other	—	—	505	505
Total	$65,335	$23,428	$505	$89,268

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended March 31, 2019
Non-Commercial Channel	$60,341	$16,527	$—	$76,868
Commercial Channel	2,273	2,179	—	4,452
Other	—	—	5,297	5,297
Total	$62,614	$18,706	$5,297	$86,617

Three Months Ended March 31, 2018
Non-Commercial Channel	$62,844	$21,381	$—	$84,225
Commercial Channel	2,491	2,047	—	4,538
Other	—	—	505	505
Total	$65,335	$23,428	$505	$89,268

Note 5—Acquisitions and Divestiture

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (“Closing Date”), pursuant to a Stock Purchase Agreement date December 17, 2018, the Company completed the purchase of an 80% controlling interest in Lumo Energia Oyj ("Lumo"), a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo's working capital requirements. The Company also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace its remaining debt. The secured loan is payable in 4 years and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its Class B common stock to certain of the sellers which are subject to restrictions as described in the agreement (the “Lumo Restricted Shares”). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to three years. The Lumo Restricted Shares are accounted for as a share-based compensation and is amortized to the consolidated statement of income over the vesting period of three years

Of the remaining 20.0% noncontrolling interest retained by the sellers, 12.5% is subject to restrictions, which will lapse in three annual installments, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Closing Date and ending three years later.

The sellers, as a group, have a one-time option to sell a portion or all if their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the Closing Date.

 The Company recorded revenue for Lumo of approximately $4.8 million in its consolidated statements of operations and comprehensive income for three months ended March 31, 2019. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

 The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Cash	$1,539
Trade accounts receivable	2,520
Other current assets	411
Intangible assets:
Trademark (5-year useful life)	294
Non-compete agreements (3-year useful life)	34
Customer relationship (2-year useful life)	2,150
Goodwill	2,090
Other assets	95
Accounts and other current liabilities	(2,403)
Short-term debts	(2,260)
Other liabilities	(195)
Noncontrolling interest	(884)
Net assets	$3,391

(in thousands)
Supplemental information
Cash paid to Sellers	$1,869
Cash contributed to Lumo	1,522
Total consideration	$3,391

The short-term debt, which was repaid in January 2019, pertained to loans incurred by Lumo from a financial institution and its equityholders in an aggregate amount of $2.3 million and bore weighted average interest rate of 3.75%.

Goodwill was allocated to the GRE International segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The preliminary allocations of the purchase prices for acquisitions are based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities, noncontrolling interest and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

Acquisition of Prism

         Prism is a solar solutions company that is engaged in US based panel manufacturing, installation design and project management. Prism’s solar panels feature high efficiency N-type silicon solar cells designed into bifacial solar modules which result in systems with a reduction in the average cost per kilowatt hour, while their glass-on-glass design increases the durability and lifetime value of Prism’s panels.

        Between August and October 2018, the Company extended an aggregate of $1.3 million in bridge loans to Prism. The bridge loans, which were secured by a subordinated security interest in Prism’s assets as well as a second mortgage and assignment of rents on Prism’s plant and facility, bore fixed annual interest rate of 12%.

         On October 25, 2018, the Company acquired a 60.0% controlling interest in Prism in exchange for a total consideration of $4.0 million, which includes (i) the conversion of $1.4 million of principal amount and accrued interest on the bridge loans into equity of Prism, (ii) a $1.1 million cash contribution to Prism, and (iii) an obligation to fund Prism with an additional $1.5 million within 60 days.

         The Company recorded revenue for Prism of approximately $3.3 million in its consolidated statements of operations and comprehensive income for three months March 31, 2019. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

         The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Cash	$931
Trade accounts receivable	11
Inventories	1,142
Other current assets	260
Property plant and equipment (19-year weighted average useful life)	3,564
Intangible assets:
Trademark (10-year useful life)	320
Patent (10-year useful life)	370
Customer contract (3-year useful life)	1,600
Goodwill	804
Accounts payable accrued expenses	(1,723)
Notes payable — current portion	(63)
Notes payable — net of current portion	(885)
Other current liabilities	(1,164)
Noncontrolling interest	(2,667)
Net assets	$2,500

(in thousands)
Supplemental information
Cash contributed to Prism	$899
Notes receivable from Prism, including accrued interest, converted to Prism's equity	1,351
Cash payment to previous equity holders of Prism	250
2,500
Notes payable issued to Prism	1,500
Total considerations	$4,000

         Goodwill was allocated to the GES segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

         During the first quarter of 2019, the Company obtained information relevant to determining the fair values of certain intangible assets acquired related to acquisition of Prism and adjusted its purchase price allocation. Based on this information, the Company recognized increased allocation of the purchase price:in a minimal amount in trademark, of $0.1 million to patent and $0.2 million to customer contract and a decrease in goodwill of $0.3 million.

         Prism's notes payable consisted of the following:

	March 31, 2019	December 31, 2018	October 25, 2018
	(in thousands)
5.95% note payable, due in monthly payments of $7,184 including interest, through November 2019 when the balloon payment is due, collateralized by Prism's assets	$888	$893	$918
20.00% demand note payable, uncollaterlized	30	30	30
Total notes payable	918	923	948
Less: Current maturities	918	923	63
Noncurrent portion	$—	$—	$885

On April 12, 2019, Prism’s restructured its ownership. The Company now holds a 60% interest Plus EnerG, Inc. ("Plus EnerG") which owns 100% of Prism.

Divestiture of Majority Interest in Atid Drilling Ltd.

Following the Company’s decision to suspend its oil and gas exploration drilling activities, in June 2018, the Company initiated a plan to sell primarily all of Atid Drilling Ltd.'s ("Atid") assets and liabilities. In 2018, the Company recorded a write-down to fair value of Atid’s net assets in the amount of $2.7 million. On September 1, 2018, Genie Israel Holdings Ltd., a wholly-owned subsidiary of GOGAS (“Genie Israel”) contributed to Atid 613, the equity of Atid with net book value of $1.0 million in exchange for 37.5% interest in Atid 613. The remaining interest in Atid 613 are held by Howard Jonas, the Company’s Chairman (37.5%) and by Geoffrey Rochwarger, the Company’s former Vice Chairman (25.0%) and the Chief Executive Officer of Atid 613.

Genie Israel also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 a working capital financing up to $0.4 million (“Credit Facility”). The Credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of March 31, 2019, the outstanding balance of Credit Facility was $0.2 million, included in other assets account in the consolidated balance sheet.

Genie Israel accounts for its investments Atid 613 using the equity method of accounting.

Pro Forma Results (unaudited)

         The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2018 as if the acquisitions of Lumo and Prism and divestiture of majority interest in Atid 613, had been completed as of the beginning 2018. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible asset amortization, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, (iii) impairment of assets related to Atid, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Three Months Ended March 31, 2018
(in thousands, except earnings per share)
Total revenues	$93,112
Net income	3,162
Net income attributable to Genie Energy Ltd. common stockholders	3,562
Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	0.15
Diluted	0.15

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2019
Assets:
Derivative contracts	$370	$111	$—	$481
Liabilities:
Derivative contracts	$892	$219	$—	$1,111
December 31, 2018
Assets:
Derivative contracts	$1,107	$467	$—	$1,574
Liabilities:
Derivative contracts	$2,100	$248	$—	$2,348

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2019 and 2018.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, and other current liabilities. At March 31, 2019 and December 31, 2018, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, notes payable and other liabilities. At March 31, 2019 and December 31, 2018, other assets included an aggregate of $0.5 million in notes receivable. The carrying amounts of the notes receivable, revolving line of credit, notes payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2019 and 2018.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of  cash and cash equivalents, restricted cash, derivatives and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 31, 2019.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2019, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through a counterparty.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2019 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2019	28,864	80,125
Third quarter 2019	44,608	86,300
Fourth quarter 2019	35,344	1,163,050
First quarter 2020	186,560	1,101,477
Second quarter 2020	5,120	67,550
Third quarter 2020	22,800	34,850
Fourth quarter 2020	5,120	38,800
First quarter 2021	—	40,300
Second quarter 2021	—	29,650
Third quarter 2021	—	21,500
Fourth quarter 2021	—	15,750
First quarter 2022	—	9,750

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2019	December 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$282	$1,116
Energy contracts and options	Other assets	199	458
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$481	$1,574

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$856	2,028
Energy contracts and options	Other liabilities	255	320
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$1,111	$2,348

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss) Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2019	2018
		(in thousands)
Energy contracts and options	Cost of revenues	$(2,909)	$(83)

Note 8—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy (the “JV Agreement”). Through March 31, 2019, the Company contributed a total of $5.3 million to Shoreditch and owns 67% of the equity.

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

In 2018, the Company extended $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2% and is due, together with the principal amount on September 17, 2023. As of March 31, 2019, the outstanding balance, including accrued interest, of the EGC Loan was $0.2 million.

At March 31, 2019, the Company’s maximum exposure to loss as a result of its involvement with Shoreditch was its net book value of investments of $0.6 million, excluding the balance of EGC Loan, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues	$3,911	$114
Operating expenses:
Cost of revenues	3,700	133
Selling, general and administrative	1,807	760
Loss from operations	(1,596)	(779)
Other	—	—
Net loss	$(1,596)	$(779)
Genie’s equity in net loss	$(1,070)	$(506)

Investment in Atid 613

As discussed in Note 5, Acquisitions and Divestitures, in September 2018, the Company divested a majority interest in Atid in exchange for 37.5% interest in Atid 613 which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows for the three months ended March 31, 2019 (in thousands):

Revenues	$2,055
Operating expenses:
Cost of revenues	1,340
Selling, general and administrative	—
Loss from operations	715
Other	(8)
Net income	$707
Genie’s equity in net income	$274

At March 31, 2019, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was its net book value of investment of $0.8 million and notes receivable of $0.1 million, excluding the undrawn balance of the Credit Facility, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2018 to March 31, 2018:

(in thousands)	GRE	GRE International	GES	Total
Balance at January 1, 2019	$9,998	$—	$1,084	$11,082
Prisim acquisition purchase price allocation adjustment (see Note 5)	—	—	(280)	(280)
Acquisition of Lumo (see Note 5)	—	2,090	—	2,090
Translation adjustment	—	131	—	131
Balance at March 31, 2019	$9,998	$2,221	$804	$13,023

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
March 31, 2019
Patents and trademarks	17.1 years	$3,838	$357	$3,481
Non-compete agreements	1.6 years	148	117	31
Customer relationships	3.9 years	6,945	2,783	4,162
Licenses	10.0 years	895	60	835
TOTAL		$11,826	$3,317	$8,509
December 31, 2018
Trademark	17.3 years	$3,470	$288	$3,182
Non-compete agreement	2.0 years	115	112	3
Customer relationships	4.0 years	4,612	2,334	2,278
Licenses	10.0 years	895	37	858
TOTAL		$9,092	$2,771	$6,321

Amortization expense of intangible assets (including minimal amount reported in cost of revenues) was $0.7 million and $0.3 million in three months ended March 31, 2019 and 2018, respectively. The Company estimates that amortization expense of intangible assets will be $1.5 million, $2.1 million, $1.0 million, $0.5 million, $0.5 million and $2.9 million for the remaining of 2019, 2020, 2021, 2022, 2023 and 2024 and thereafter, respectively.

Note 10—Leases

The Company entered into operating lease agreements primarily for offices throughout the world with lease periods expiring between 2019 and 2030. The Company has no finance leases.
The Company determine if a contract is a lease at inception. Operating lease assets and liabilities are included on our consolidated balance sheet beginning January 1, 2019. Righ-of-Use- ("ROU") assets were included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities were included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheet.
ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized borrowing rate based on information available at the lease commencement date. ROU assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

(in thousands)	March 31, 2019

ROU Assets	$2,293

Current portion of operating lease liabilities	370
Noncurrent portion of operating lease liabilities	1,941
Total	$2,311

At March 31, 2019 the weighted average remaining lease term is 8.9 years and the weighted average discounts rate is 7.2%.

Supplemental cash flow information to leases was a follows for the three months ended March 31, 2019:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$136

ROU assets obtained in the exchange for lease liabilities
Operating leases	$80

Future lease payments under operating leases as of March 31, 2019 were as follows:

(in thousands)
Remainder of 2019	$406
2020	426
2021	376
2022	217
2023	221
Thereafter	1,530
Total future lease payments	3,176
Less imputed interest	865
Total operating lease liabilities	$2,311

Rental expense under operating leases was $0.2 million and $0.1 million in the three months period March 31, 2019 and 2018, respectively.

Note 11—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the three months ended March 31, 2019:

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 16, 2018	$0.1594	$370	February 6, 2018	February 15, 2018

Class A Common Stock and Class B Common Stock
March 7, 2018	$0.0750	$2,006	March 19, 2018	March 23, 2018

On April 10, 2019, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2019. The dividend will be paid on or about May 15, 2019 to stockholders of record as of the close of business May 6, 2019.

On May 2, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on its Class A common stock and Class B common stock for the first quarter of 2019. The dividend will be paid on or about May 31, 2019 to stockholders of record as of the close of business on May 20, 2019.

The Delaware General Corporation Law, allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock.  There were no repurchases under this program in the three months ended March 31, 2019 and 2018. At March 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and a principal owner, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of March 31, 2019, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

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

Issuance of Class B Common Stock

In January 2, 2019, as part of the acquisition of Lumo, the Company issued 176,104 shares of it's Class B common stock to the sellers which are subject to restrictions that lapse over time (see Note 5 — Acquisition and Divestitures).

Stock-Based Compensation

On May 7, 2018, the Company’s stockholders approved an amendment to the Company’s 2011 Stock Option and Incentive Plan to reserve an additional 974,199 shares of the Company’s Class B common stock for issuance thereunder.

On February 11, 2019, the Company issued options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million. These options vest in three equal annual installments beginning on February 11, 2020.

As of March 31, 2019, there was approximately $2.6 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

GRES and GREI Equity Grants

In August 2017, Genie Retail Energy International, LLC ("GREI"), a subsidiary of GRE, which holds the Company's interests in ventures in the U. K., Japan and Finland, granted deferred stock units in GREI representing an aggregate of 4.0% of the outstanding equity in GREI to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GREI deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GREI recognized minimal amount of compensation costs related to the vesting of the GREI deferred stock for the three months ended March 31, 2019 and 2018. At March 31, 2019, the unrecognized compensation cost relating to these grants was $0.1 million, which is expected to be recognized over a period of 1.7 years.

In August 2017, Genie Retail Energy Services, LLC ("GRES"), a subsidiary of GRE, granted deferred stock units in GES representing an aggregate of 4.5% of the outstanding equity in GRES to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRES deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GRES recognized minimal compensation costs related to the vesting of the GRES deferred stock units the three months ended March 31, 2019 and 2018. At March 31, 2019, the unrecognized compensation cost relating to these grants was minimal, which is expected to be recognized over a period of 1.6 years.

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss)	$149	$(268)
Aggregate funding repaid to (provided by) the Company, net	$176	$(95)

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Assets
Cash and cash equivalents	$29	$70
Trade accounts receivable	667	623
Prepaid expenses and other current assets	356	411
Other assets	359	359
Total assets	$1,411	$1,463
Liabilities and noncontrolling interests
Current liabilities	$489	$513
Due to IDT Energy	1,773	1,949
Noncontrolling interests	(851)	(999)
Total liabilities and noncontrolling interests	$1,411	$1,463

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Income Taxes

The consolidated effective tax rate for three months ended March 31, 2019 and 2018 was 32.0% and 12.0%, respectively. The increase in effective tax rate results from the release of the valuation allowance on the deferred tax assets in fourth quarter of 2018.  For the three months ended March 31, 2018, the provision for income tax relates to recorded state income taxes on its GRE segment while the federal tax was offset by the existing valuation allowance. For the three months ended March 31, 2019, provision for income taxes relates to both federal as well as state income taxes. Federal tax expense reduces the deferred tax assets that are fully recognized in the balance sheet.

Note 14—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Basic weighted-average number of shares	26,532	24,239
Effect of dilutive securities:
Stock options and warrants	540	—
Non-vested restricted Class B common stock	168	56
Diluted weighted-average number of shares	27,240	24,295

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options and warrants	—	381

In the three months ended March 31, 2018, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted loss per share computation.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amount IDT charged the Company	$182	$316
Amount the Company charged IDT	$37	$121
Amount Rafael charged the Company	$54	$—

The following table presents the balance of receivables and payables to IDT and Rafael:

	March 31, 2019	December 31, 2018
	(in thousands)
Due to IDT	$174	$267
Due from IDT	37	33
Due to Rafael	—	—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There is minimal amount due from Zedge at March 31, 2019 and December 31, 2018

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the three months ended March 31, 2019 and 2018 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of March 31, 2019.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in fourth quarter of 2018 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of March 31, 2019. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 16—Business Segment Information

In the first quarter of 2019 the Company revised its reportable segments in connection with the acquisition of Lumo and continuous expansion of activities in Japan and the U.K. Specifically, the Company now treats GRE International as a separate reportable segment which includes overseas retail energy supply businesses, currently consisting of interests in Lumo, Genie Japan and the Company's share of operations of Shoreditch. There are no other changes in other reportable segments.

The change in reportable segments did not resulted in the reallocation of the Company's existing goodwill. Segment information from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

The Company has four reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, Town Square Energy, and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan and Finland and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended, while waiting for an additional license from the government of Israel. GOGAS segment also owns inactive oil shale projects and Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended March 31, 2019
Revenues	$76,517	4,843	$5,257	$—	$—	$86,617
Income (loss) from operations	13,503	(1,744)	(231)	(163)	(1,531)	9,834
Equity in the net income (loss) of equity method investees	—	(1,070)	—	273	—	(797)

Three Months Ended March 31, 2018
Revenues	$88,766	—	$502	$—	$—	$89,268
Income (loss) from operations	11,016	(69)	(92)	(1,361)	(2,361)	7,133
Exploration	—	—	—	227	—	227
Equity in net loss of Shoreditch	—	506	—	—	—	506

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
March 31, 2019	$112,401	$11,760	$9,801	$13,346	$6,928	$154,236
December 31, 2018	$113,918	$3,654	$11,519	$15,375	$2,398	$146,864

Note 17—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On November 30, 2018, IDT Energy filed its Answer and Defenses to the complaint and the parties are now engaged in discovery. IDT Energy denies the allegations in the complaint, which it believes to be completely, meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of March 31, 2019.

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

Under the Settlement Agreement, the Company agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has expired, and in first quarter of 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment will be approximately $7.6 million.

At March 31, 2019, the remaining balance of the liability related to the class-action lawsuit was $0.4 million included in other current liabilities in the consolidated balance sheet.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of March 31, 2019, New York represented 28.5% of GRE’s total meters served and 20.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three months ended March 31, 2019, New York gross revenues were $21.5 million.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the New York Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. On March 19, 2019, the Court of Appeals heard oral arguments regarding the decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. On May 9, 2019, the Court of Appeals ruled that although PSC has no authority over private non-monopoly REPs, their authority to regulate and control access to public utility infrastructure allows them to impose price caps on the prices that non-monopoly REPs charge customers for natural gas and electricity.

 Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of the Company’s subsidiary Town Square Energy. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Following the settlement discussions, Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square will pay a forfeiture of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly reports for a one-year period. In connection with the foregoing, the Company has accrued $0.2 million in third quarter of 2018. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. As of March 31, 2019, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.3% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019, Town Square in Ohio gross revenues was $3.4 million.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of March 31, 2019, Town Square’s Connecticut customer base represented 10.9% of GRE’s total meters served and 12.4% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019, Town Square’s gross revenues from sales in Connecticut was $6.4 million. As of March 31, 2019 no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seg.. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties had previously engaged in discussions aimed at settling the matter pursuant to a proposed consent decree that would have included restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers, and implementation of various compliance and reporting procedures. Following discussions, IDT Energy signed a proposed consent decree which it rescinded very shortly thereafter when the IL AG unilaterally issued a press release which IDT Energy believes violated the spirit and substance of the consent order and discussions. At this juncture, however, the parties have been unable to resolve their dispute and on November 19, 2018, the IL AG filed a Complaint for Injunctive and Other Relief (“Complaint”) against IDT Energy in the Chancery Division of the Circuit Court of Cook County. On March 13, 2019, the IL AG filed a motion to enforce the settlement rescinded by IDT Energy. On April 5, 2019, IDT filed its objection to the IL AG’s motion, and oral argument on the IL AG's motion was heard on April 29, 2019. The Court asked for supplemental affidavits in support of the arguments.

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of March 31, 2019, Illinois represented 16.1% of GRE’s total meters served and 15.6% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019, IDT Energy’s gross revenues from sales in Illinois was $0.2 million.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $108.9 million at March 31, 2019, of which $91.2 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2019 are expected to be paid as follows:

(in thousands)
Remainder of 2019	$60,488
2020	45,131
2021	2,708
2022	548
Thereafter	—
Total payments	$108,875

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2019, GRE had commitments to purchase renewable energy credits of $17.7 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2019, GRE had aggregate performance bonds of $13.0 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2019, the Company was in compliance with such covenants. At March 31, 2019, restricted cash—short-term of $0.9 million and trade accounts receivable of $41.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.6 million at March 31, 2019.

Note 18—Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At March 31, 2019 and December 31, 2018, $2.5 million was outstanding under the revolving line of credit. At March 31, 2019 and December 31, 2018, the effective interest rate was 7.13% and 7.24% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

On December 18, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company will pay a commitment fee of 0.10% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.00% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of March 31, 2019, there were no amounts borrowed under the line of credit. At March 31, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Note 19—Recently Issued Accounting Standards

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

The Company adopted Topic 842 as of January 1, 2019 using a modified retrospective transition method. The financial results reported in periods prior to January 1, 2019 are not adjusted. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As most of the Company's leases do not provide an implicit rate, we used our collateralized incremental borrowing rate based on the information available at the lease implementation date in determining the present value of the lease payments. At January 1, 2019, the Company recognized $2.4 million of ROU assets related to the Company's operating leases. The ROU was included in other assets in the consolidated balance sheet. The Company also recognized $0.4 million and $2.0 million of current and noncurrent lease liabilities, included in other current liabilities and other liabilities in the consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on January 1, 2020. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2019. The Company recorded additional $0.3 million to accumulated deficit on January 1, 2019. There is no impact on the consolidated statements of operations and consolidated statements of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are comprised of Genie Retail Energy ("GRE"), Genie Retail Energy International ("GRE International"), Genie Energy Services ("GES") and Genie Oil & Gas ("GOGAS").

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), and Mirabito Natural Gas, or Mirabito. GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern United States.

Through a joint venture, GRE International has been serving customers in Great Britain and acquired a license to service customers in Japan through a wholly owned subsidiary. In January 2019, the Company acquired an 80% interest in Lumo Energia Ojy ("Lumo"), a REP with approximately 32,000 residential customers in Finland.

In the first quarter of 2019, we revised our reportable segments in connection with the acquisition of an 80% interest in Lumo Energia Ojy ("Lumo"). We bifurcated GRE, creating GRE International into a separate reportable segment which will include REPs outside North America, currently includes Lumo, Genie Japan and our share of operations of Shoreditch Energy Limited ("Shoreditch").

GES oversees Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and manages our 60% controlling interest in Prism. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and project management.

The Company also operates (and owns 97% of the equity of) GOGAS, an oil and gas exploration company and owns a minority interest in a contracted drilling services company ("Atid 613"). GOGAS’ four exploration projects are inactive. GOGAS holds 86.1% interest in Afek Oil and Gas ("Afek"), an oil and gas exploration project in the Golan Heights in Northern Israel. Until September 2018, GOGAS also owned Atid, a drilling services company operating in Israel.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s REPs’ electricity revenues for the relevant years were generated in the third quarter of 2018 and 2017, respectively. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

 Purchase of Receivables

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

Class Action Lawsuit

On March 13, 2014, July 2, 2014 and July 15, 2014, named plaintiffs in Pennsylvania, New York and New Jersey commenced three separate putative class-action lawsuits against IDT Energy, GRE, Genie International Corporation ("GEIC"), and Genie (collectively, “IDTE”) contending, among other things, that they and other former and current customers of IDTE were injured as a result of IDTE’s allegedly unlawful sales and marketing practices. We denied any basis for those allegations and/or wrongdoing. On July 5, 2017, we entered into a settlement of all three actions to further its efforts to address its customers’ concerns. On July 31, 2018, the Magistrate Court issued a report and recommendation recommending approval of the settlement and reduction of the attorneys’ fees. On October 18, 2018, the Court entered a final order approving the Settlement Agreement.

Under the Settlement Agreement, we agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has expired, and in first quarter of 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million.

At March 31, 2019, the remaining balance of the liability related to the class-action lawsuit was $0.4 million included in other current liabilities in the consolidated balance sheet.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of March 31, 2019, New York represented 28.5% of GRE’s total meters served and 20.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three months ended March 31, 2019, New York gross revenues were $21.5 million.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the New York Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. On March 19, 2019, the Court of Appeals heard oral arguments regarding the decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. On May 9, 2019, the Court of Appeals ruled that although the PSC has no direct rate making authority over private non-monopoly REPs, their authority to regulate and control access to public utility infrastructure allows them to impose price caps on the prices that non-monopoly REPs charge its customers for natural gas and electricity.

Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of our subsidiary Town Square Energy. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Town Square has entered into settlement negotiations with the PUCO. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. In connection with the foregoing, we accrued $0.2 million. As of March 31, 2019, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.3% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019, Town Square in Ohio gross revenues were $3.4 million.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of March 31, 2019, Town Square’s Connecticut customer base represented 10.9% of GRE’s total meters served and 12.4% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019, Town Square’s gross revenues from sales in Connecticut were $6.4 million. As of March 31, 2019 no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seg.. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties had previously engaged in discussions aimed at settling the matter pursuant to a proposed consent decree that would have included restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers, and implementation of various compliance and reporting procedures. Following discussions, IDT Energy signed a proposed consent decree which it rescinded very shortly thereafter when the IL AG unilaterally issued a press release which IDT Energy believes violated the spirit and substance of the consent order and discussions. At this juncture, however, the parties have been unable to resolve their dispute and on November 19, 2018, the IL AG filed a Complaint for Injunctive and Other Relief (“Complaint”) against IDT Energy in the Chancery Division of the Circuit Court of Cook County. On March 13, 2019, the IL AG filed a motion to enforce the settlement rescinded by IDT Energy. On April 5, 2019, IDT filed its objection to the IL AG’s motion, and oral argument was heard on April 29, 2019. The court has asked for supplemental affidavits in support of the arguments.

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of March 31, 2019, Illinois represented 16.1% of GRE’s total meters served and 15.6% of the total residential customer equivalents of GRE’s customer base. For the three months ended March 31, 2019 and 2018, IDT Energy’s gross revenues from sales in Illinois was $0.2 million.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 19—Recently Issued Accounting Standards, to the current period’s consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Genie Retail Energy Segment

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Revenues:
Electricity	$57,811	$65,338	$(7,527)	(11.5)%
Natural gas	18,706	23,428	(4,722)	(20.2)
Total revenues	76,517	88,766	(12,249)	(13.7)
Cost of revenues	51,839	64,589	(12,750)	(19.7)
Gross profit	24,678	24,177	501	3.1
Operating expenses	11,175	13,138	(1,963)	(15.0)
Income from operations	$13,503	$11,039	$2,464	92.9%

 Revenues. GRE’s electricity revenues decreased in the three months ended March 31, 2019 compared to the same period in 2018. The decrease in electricity revenues in the three months ended March 31, 2019 compared to the same period in 2018 was the result of decrease in meters served and decrease in average consumption per meter. Average meters served by GRE REPs decreased by 11.7% in three months ended March 31, 2019 compared to the same period in 2018. The average consumption per meter by GRE's REPs decrease by 3.2% in the three months ended March 31, 2019 compared to the same period in 2018. The decrease was partially offset by the increase in average rate per kilowatt hour sold by 3.6% in the three months ended March 31, 2019, compared to the same period in 2018.

GRE’s natural gas revenues decreased in the three months ended March 31, 2019 compared to the same period in 2018. The decrease in natural gas revenues in the three months ended March 31, 2019 compared to the same period in 2018 was the result of decrease in meters served partially offset by increase in average consumption per meter and average rate per therm sold. Average meters served by GRE REPs decreased by 29.6% in three months ended March 31, 2019 compared to the same period in 2018. The average rate per therm sold increased 4.2% in the three months ended March 31, 2019, compared to the same period in 2018 Natural gas consumption per meter by GRE’s REPs' customers increased by 8.9% in the three months ended March 31, 2019, compared to the same period in 2018. Average meters served decreased 24.7% in the three months ended March 31, 2019 compared to the same period in 2018.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Meters at end of quarter:
Electricity customers	277	245	269	282	284
Natural gas customers	67	70	73	81	89
Total meters	344	315	342	363	373

Gross meter acquisitions in three months ended March 31, 2019, were 85,000 compared to 55,000 in 2018. Gross meter acquisitions for the three months ended March 31, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters. After the first quarter of 2018, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served increased by 29,000 or 9.2% from December 31, 2018 to March 31, 2019, primarily as a result of aggregation agreements signed in first quarter of 2019. In three months ended March 31, 2019, average monthly churn decreased to 5.3% compared to 7.6% for same period in 2018.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
RCEs at end of quarter:
Electricity customers	243	195	216	219	218
Natural gas customers	57	58	59	64	67
Total RCEs	300	253	275	283	285

RCEs increased 5.3% at March 31, 2019 compared to March 31, 2018 primarily due to the acquisition of higher consumption meters in recent quarters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of revenues:
Electricity	$40,600	$46,975	$(6,375)	(13.6)%
Natural gas	11,239	17,614	(6,375)	(36.2)
Total cost of revenues	$51,839	$64,589	$(12,750)	(19.7)%

	Three Months Ended March 31,
	2019	2018	Change
Gross margin percentage:
Electricity	29.8%	28.1%	1.7%
Natural gas	39.9	24.8	15.1
Total gross margin percentage	32.3%	27.2%	5.1

Cost of revenues for electricity decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily because of decrease in the average meters served and decrease in the electricity consumption by GRE’s REPs’ customers. Average meters served and electricity consumption by GRE’s REPs’ customers decreased by 11.7% and 14.5%, respectively, in the three months ended March 31, 2019, compared to the same period in 2018. The average unit cost of electricity was relatively flat in the three months ended March 31, 2019, compared to the same period in 2018. Gross margin on electricity sales increased in the three months ended March 31, 2019 compared to the same period in 2018 because the average rate charged to customers increased more than the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily because of decrease in the average meters served, decrease in the natural gas consumption GRE's REPs' customers and decrease in average unit cost of natural gas. Average meters served and natural gas consumption by GRE’s REPs’ customers decreased by 29.6% and 23.4%, respectively, in the three months ended March 31, 2019 compared to the same period in 2018. The average unit cost of natural gas decreased by 18.9% in the three months ended March 31, 2019, compared to the same period in 2018. Gross margin on natural gas sales increased 15.1% in the three months ended March 31, 2019, compared to the same period in 2018 because the increase in the average rate charged to customers offset the decrease in the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease in customer acquisition costs as a result of favorable change in mix of customer acquisition channels to lower cost sales channels. Commission expenses decreased $1.1 million in the three months ended March 31, 2019,compared to the same period in 2018. As a percentage of GRE’s total revenues, selling, general and administrative expense slightly decreased from 14.8% in the three months ended March 31, 2018 to 14.6% in the three months ended March 31, 2019.

GRE International Segment

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$4,843	$—	$4,843	nm	%
Cost of revenue	4,861	—	4,861	nm
Gross loss	(18)	—	(18)	nm
Selling, general and administrative expenses	1,726	91	1,635	nm
Loss from operations	$(1,744)	$(91)	$(1,653)	nm
Equity in net loss of joint venture	$(1,070)	$(506)	$(564)	111.5

nm—not meaningful

GRE International, hold our stakes in REPs outside North America These businesses currently include our stake in Shoreditch, which operates Orbit Energy in the U.K., Genie Japan, and Lumo, which operates in Finland. We account for our investments in Shoreditch under the equity method of accounting. Under this method we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs increased to 55,000 at March 31, 2019 from 8,000 at December 2018 primarily as a result of acquisition of Lumo in January 2019.

RCEs at March 31, 2019 increased to 33,000 primarily from the acquisition of Lumo.

Revenue and Cost of Revenue.  GRE International revenues and cost of revenue in the three months ended March 31, 2019 pertains to operations of Lumo.

Equity in net loss of joint venture. GEUK accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch. In December 2017, Shoreditch commenced initial customer acquisition in the United Kingdom under the mandated three-month Controlled Market Entry framework in which new entrants can acquire a limited number of customers in a test environment. The controlled market entry was successfully completed and Shoreditch’s customer acquisition program has commenced. The Company's share in Shoreditch’s net loss for the three months ended March 31, 2019 was $1.1 million compared to $0.5 million for the same period in 2018. The increase is mainly a result of increase in level of activity of Shoreditch.

GES Segment

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue	$5,257	$502	$4,755	947.2%
Cost of revenue	4,326	221	4,105	1,857.5
Gross profit	931	281	650	231.3
Selling, general and administrative expenses	1,162	373	789	211.4
Loss from operations	$(231)	$(92)	$(139)	92.9

Revenue.  GES' revenues increased in the three months ended March 31, 2019 compared to the same period in 2018. The increase in revenue was the result of our acquisition of a controlling interest in Prism in October 2018. Revenue from Prism in the three months ended March 31, 2019 was $4.7 million. Revenue from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenue. Cost of revenues increased in the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of our acquisition of a controlling interest in Prism in October 2018. Cost of Revenue from Prism in the three months ended March 31, 2019 was $3.9 million. Cost of revenue related to Diversegy commission expense incurred by our energy brokerage and marketing services businesses.

General and Administrative. General and administrative expenses increased the three months ended March 31, 2019 compared to the same period in 2018 primarily because of acquisition of Prism offset by decrease in operating expenses of Diversegy.

Genie Oil and Gas Segment

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$—	$—	$—	nm

General and administrative	163	1,134	$(971)	(85.6)
Exploration	—	227	(227)	(100.0)
Loss from operations	$163	$1,361	$(1,198)	(88.0)%
Equity in net income of Atid 613	$273	—	273	nm

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three months ended March 31, 2019 compared to the same period in 2018 because of decrease in payroll and related expenses and depreciation expense, primarily due divestiture of Atid in third quarter of 2018.

Exploration. Exploration expense in the three March 31, 2019 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Afek is in the process of securing the equipment needed to perform the testing.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
General and administrative and loss from operations	$1,531	$2,361	$(830)	(1.4)%

Corporate general and administrative decreased in the three months ended March 31, 2019 compared to the same period in 2018 primarily because of decreases in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 2.6% in the three months ended March 31, 2018 to 1.8% in the three months ended March 31, 2019.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.4 million and $1.3 million in the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.8 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Income from operations	$9,834	$7,133	$2,701	37.9%
Interest income	93	81	12	14.8
Interest expense	(140)	(92)	(48)	52.2
Equity in net loss in equity method investees, net	(797)	(506)	(291)	57.5
Other income, net	73	42	31	73.8
Provision for income taxes	(2,903)	(799)	(2,104)	263.3
Net income	6,160	5,859	301	481.1
(Net income) loss attributable to noncontrolling interests	(91)	295	(386)	(130.8)
Net income attributable to Genie	$6,069	$6,154	$(85)	(1.4)%

nm—not meaningful

Other income, net.  Other expense, net in the three months ended March 31, 2019 consisted primarily foreign currency transaction gains.

Equity in Net loss in Equity Method Investees, Net. Equity in net loss in equity method investees relates to our share in the operations of Shoreditch, as discussed above, and Atid 613.

(Provision for) Benefit from Income Taxes. The consolidated effective tax rate for three months ended March 31, 2019 and 2018 was 32.0% and 12.0%, respectively. The increase in effective tax rate results from the release of the valuation allowance on the deferred tax assets in fourth quarter of 2018.  For the three months ended March 31, 2018, the provision for income tax relates to recorded state income taxes on its GRE segment while the federal tax was offset by the existing valuation allowance. For the three months ended March 31, 2019, provision for income taxes relates to both federal as well as state income taxes. Federal tax expense reduces the deferred tax assets that are fully recognized in the balance sheet.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended March 31, 2019 compared to the similar period in 2018 was primarily due to the acquisition of 60% majority interest in Prism in October 2018 and acquisition of 80% interest in Lumo in January 2019. Net income attributable to noncontrolling interests for three months ended March 31, 2019 was a resutlt of income from operations from Prism offset by the operating losses from Lumo, Afek and CCE. Net loss to noncontrolling interests for three months ended March 31, 2018 was a result of loss from operations of Afek and CCE.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $37.5 million balance of unrestricted cash and cash equivalents that we held at March 31, 2019 will be sufficient to meet our currently anticipated cash requirements for at least the period from April 1, 2019 to May 10, 2020.

At March 31, 2019, we had working capital (current assets less current liabilities) of $51.7 million.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows provided by (used in):
Operating activities	$7.0	$8.6
Investing activities	(2.2)	(0.2)
Financing activities	(4.5)	(2.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Increase in cash, cash equivalents, and restricted cash	$0.3	$6.2

Operating Activities

Cash provided by operating activities was $7.0 million and $8.6 million in the three months ended March 31, 2019 and 2018, respectively. Net income after non-cash adjustments increased cash flows by $2.1 for the three months ended March 31, 2019, compared to the same period in 2018. The increase mainly resulted from reductions in customer acquisition costs and the absence of legal accruals in 2019.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $2.7 million for the three months ended March 31, 2019, compared to the same period in 2018. Changes in other assets decreased cash flows by $1.0 million for the three months ended March 31, 2019, compared to the same period in 2018.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021, except any party may terminate the agreement on November 30, 2020 by giving the other parties notice by May 31, 2019. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2019, we were in compliance with such covenants. At March 31, 2019, restricted cash—short-term of $0.9 million and trade accounts receivable of $41.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.6 million at March 31, 2019.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.3 million in the three months ended March 31, 2019 compared to $0.3 million in the three months ended March 31, 2018. We had purchase commitments of $108.9 million at March 31, 2019, of which $91.2 million was for purchases of electricty. We currently anticipate that our total capital expenditures in the twelve months ending March 31, 2019 will be between $0.5 million and $1.0 million.

We received $0.1 million from an employee for the repayment of notes receivable in the three months ended March 31, 2019.

On January 2, 2019, the Company completed the purchase of an 80% controlling interest in Lumo. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace its remaining debt.

Financing Activities

In each of the three months ended March 31, 2019 and 2018, we paid aggregate quarterly Base Dividends of $0.1594 per share, $0.4 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On April 10, 2019, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about May 15, 2019 to stockholders of record as of the close of business on May 6, 2019.

In the three months ended March 31, 2019 and 2018, we paid aggregate quarterly dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018. On May 2, 2019, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 31, 2019 to stockholders of record as of the close of business on May 20, 2018.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the three months ended March 31, 2019, there were no amounts borrowed or repaid under the line of credit. At March 31, 2019, $2.5 million was outstanding under the line of credit and the effective interest rate was 7.13% per annum.

On December 18, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company will pay a commitment fee of 0.10% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.00% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of March 31, 2019, there were no amounts borrowed under the line of credit. At March 31, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the three months ended March 31, 2019, we received proceeds of $0.1 million from the exercise of stock options for which we issued 23,150 shares of our Class B common stock. There were no stock option exercises in the Three Months Ended March 31, 2018.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended March 31, 2019 and 2018. At March 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2019, GRE had aggregate performance bonds of $12.9 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended March 31, 2019 had remained the same as in the three months ended March 31, 2018, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have decreased by $1.9 million in the three months ended March 31, 2019 and our gross profit from natural gas sales would have decreased by $3.3 million in the three months ended March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Remediation.  As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in the third quarter of 2019.

The compensating controls implemented and applied during fourth quarter of 2018 are continually being refined for efficiency and effectiveness and were applied in first quarter of 2019, without material exception.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not materially changed except the following:

Current strategy in the REP business is based on current regulatory conditions and assumption, which could change or prove to be incorrect.

Several items of legislation which could impact our ability, in certain markets, to market services to certain segments of the residential market or to renew certain customers have recently been proposed. A proposed bill in the Connecticut House of Representatives would require affirmative consent for any renewals of customers. It has been our experience that it can be difficult to obtain such affirmative consents. If the bill were passed in its current form, it could adversely impact our ability to renew customer contracts in the market. Rhode Island has a similar bill currently under review by its State Senate. On May 1, 2019, the Illinois’ State Senate approved a bill that would (i) prohibit REPs from marketing to low income customers on government assistance, (ii) require affirmative consent on any renewals of fixed rate contracts at increased prices, and (iii) require additional disclosures to customers. The Illinois legislation has not yet been approved by the house and/or written into law. The REP industry is working with government representatives, legislators, and advocacy interest groups to lobby for alternative legislation that would more effectively protect customer interests while preserving the competitive structure of deregulated markets. We also seek to expand and diversify into new markets with regulatory structures that are more favorable to the competitive retail supply of energy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2019:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2019	—		$—	—	6,896,669
February 1-28, 2019	—	(2)	$—	—	6,896,669
March 1-31, 2019	—		$—	—	6,896,669
Total	—		$—	—

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

Genie Energy Ltd.

May 10, 2019	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 10, 2019	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

