Form 10-Q
period 2019-06-30
Genie Energy Ltd.
filed 2019-08-08
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-35327

GENIE ENERGY LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b)-2 of the Exchange Act:

Title of each Class	Trading Symbol	Name of exchange of which registered
Class B common stock, par value $0.1 per share	GNE	New York Stock Exchange
Series 2012-A Preferred stock, par value $0.1 per share	GNE-PRA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 6, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares
Class B common stock, $.01 par value:	25,666,099 shares (excluding 249,558 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$32,947	$41,601
Restricted cash—short-term	6,072	1,653
Trade accounts receivable, net of allowance for doubtful accounts of $2,410 and $2,003 at June 30, 2019 and December 31, 2018, respectively	35,208	35,920
Inventory	10,854	9,893
Prepaid expenses	8,263	6,167
Other current assets	2,844	2,670
Total current assets	96,188	97,904
Property and equipment, net	4,092	4,301
Goodwill	13,054	11,082
Other intangibles, net	8,015	6,321
Investment in equity method investees	1,132	2,208
Restricted cash—long-term	854	943
Deferred income tax assets, net	14,848	15,625
Other assets	9,378	8,480
Total assets	$147,561	$146,864
Liabilities and equity
Current liabilities:
Notes payable	$910	$923
Trade accounts payable	19,958	18,508
Accrued expenses	26,024	25,242
Income taxes payable	952	1,463
Due to IDT Corporation, net	206	234
Other current liabilities	5,401	4,416
Total current liabilities	53,451	50,786
Revolving line of credit	2,515	2,516
Other liabilities	2,887	900
Total liabilities	58,853	54,202
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2019 and December 31, 2018	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2019 and December 31, 2018	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,883 and 25,544 shares issued and 25,633 and 25,294 shares outstanding at June 30, 2019 and December 31, 2018, respectively	258	255
Additional paid-in capital	139,000	136,629
Treasury stock, at cost, consisting of 250 shares of Class B common stock at June 30, 2019 and December 31, 2018	(1,624)	(1,624)
Accumulated other comprehensive income	3,135	2,591
Accumulated deficit	(60,456)	(53,939)
Total Genie Energy Ltd. stockholders’ equity	100,072	103,671
Noncontrolling interests	(11,364)	(11,009)
Total equity	88,708	92,662
Total liabilities and equity	$147,561	$146,864

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues:
Electricity	$52,055	$48,514	$114,669	$113,849
Natural gas	5,194	7,362	23,900	30,791
Other	3,760	557	9,057	1,062
Total revenues	61,009	56,433	147,626	145,702
Cost of revenues	52,031	40,361	113,057	105,171
Gross profit	8,978	16,072	34,569	40,531
Operating expenses and losses:
Selling, general and administrative (i)	18,195	15,369	33,903	32,467
Research and development	59	—	108	—
Impairment of assets (Note 5)	—	2,291	—	2,291
Exploration	—	17	—	244
(Loss) income from operations	(9,276)	(1,605)	558	5,529
Interest income	189	108	281	189
Interest expense	(178)	(81)	(319)	(173)
Equity in the net loss in equity method investees, net	(1,071)	(716)	(1,868)	(1,221)
Other income, net	157	58	232	100
Loss before income taxes	(10,179)	(2,236)	(1,116)	4,424
Benefit from (provision for) income taxes	1,678	(258)	(1,225)	(1,057)
Net (loss) income	(8,501)	(2,494)	(2,341)	3,367
Loss attributable to noncontrolling interests	1,035	575	944	870
Net (loss) income attributable to Genie Energy Ltd.	(7,466)	(1,919)	(1,397)	4,237
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net (loss) income attributable to Genie Energy Ltd. common stockholders	$(7,836)	$(2,289)	$(2,137)	3,497

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.29)	$(0.09)	$(0.08)	0.14
Diluted	$(0.29)	$(0.09)	$(0.08)	0.14
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	26,595	24,584	26,614	24,440
Diluted	26,595	24,584	26,614	24,598

Dividends declared per common share	$0.075	$0.075	$0.150	0.150
(i) Stock-based compensation included in selling, general and administrative expenses	$323	$1,257	$772	2,605

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net (loss) income	$(8,501)	$(2,494)	$(2,341)	$3,367
Other comprehensive income:
Foreign currency translation adjustments	153	(397)	249	(338)
Comprehensive (loss) income	(8,348)	(2,891)	(2,092)	3,029
Comprehensive loss attributable to noncontrolling interests	1,136	313	1,239	564
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(7,212)	$(2,578)	$(853)	$3,593

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Balance at January 1, 2019	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
Balance at March 31, 2019	2,322	19,743	1,574	16	25,767	257	137,884	(1,624)	2,881	(50,558)	$(10,228)	98,371
Dividends on preferred stock (0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.074 per share)	—	—	—	—	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	—	—	324	—	—	—	—	324
Exercise of stock options	—	—	—	—	116	1	792	—	—	—	—	793
Other comprehensive income	—	—	—	—	—	—	—	—	254	—	(101)	153
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(7,466)	(1,035)	(8,501)
Balance at June 30, 2019	2,322	$19,743	1,574	$16	25,883	$258	$139,000	$(1,624)	$3,135	$(60,456)	$(11,364)	$88,708

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Balance at January 1, 2018	2,322	19,743	1,574	16	23,601	236	130,870	(2,428)	3,045	(67,469)	(16,885)	67,128
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,865)	—	(1,865)
Stock-based compensation	—	—	—	—	25	—	889	—	—	—	—	889
Other comprehensive income	—	—	—	—	—	—	—	—	15	—	44	59
Net income for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	6,154	(295)	5,859
Balance at March 31, 2018	2,322	19,743	1,574	16	23,626	236	131,759	(2,428)	3,060	(63,550)	(17,136)	71,700
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,876)	—	(1,876)
Sales of Class B common stock and warrants	—	—	—	—	1,152	12	4,295	1,693	—	—	—	6,000
Purchase of equity of subsidiary	—	—	—	—	42	—	(4,139)	—	—	—	4,139	—
Stock-based compensation	—	—	—	—	157	2	1,122	—	—	—	—	1,124
Other comprehensive income	—	—	—	—	—	—	—	—	(659)	—	262	(397)
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	—	—	(1,919)	(575)	(2,494)
Balance at June 30, 2018	2,322	$19,743	1,574	$16	24,977	$250	$133,037	$(735)	$2,401	$(67,715)	$(13,310)	$73,687

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net (loss) income	$(2,341)	$3,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,855	1,183
Impairment of assets	—	2,291
Deferred income taxes	777	113
Provision for doubtful accounts receivable	314	502
Gain on sale of property and equipment	—	(18)
Stock-based compensation	772	2,605
Equity in the net loss in equity method investees	1,868	1,221
Change in assets and liabilities:
Trade accounts receivable	2,917	13,088
Inventory	(961)	(3,779)
Prepaid expenses	(2,069)	(7)
Other current assets and other assets	(698)	120
Trade accounts payable, accrued expenses and other current liabilities	1,991	(7,639)
Due to IDT Corporation	(42)	(74)
Income taxes payable	(511)	(904)
Net cash provided by operating activities	3,872	12,069
Investing activities
Capital expenditures	(329)	(370)
Proceeds from sale of property and equipment	—	62
Payments for business acquisition, net of cash acquired	(1,852)	(745)
Investments in notes receivables	(177)	—
Repayment of notes receivable	282	54
Net cash used in investing activities	(2,076)	(999)
Financing activities
Dividends paid	(4,809)	(4,483)
Repayment of short-term debt—Lumo Energia	(2,260)	—
Exercise of stock options	965	—
Proceeds from sale of Class B common stock and warrants	—	6,000
Repayment of notes payable	(28)	—
Net cash (used in) provided by financing activities	(6,132)	1,517
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	(77)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,324)	12,510
Cash, cash equivalents, and restricted cash at beginning of period	44,197	31,927
Cash, cash equivalents, and restricted cash at end of period	$39,873	$44,437
Supplemental Schedule of Non-Cash Financing Activities
Liability incurred for acquisitions	$2,260	$—
Purchase of equity of subsidiary (see Note 11)	$—	$(4,139)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Energy Services ("GES"), 60% of Prism Solar Technology, Inc. ("Prism") and 97% of Genie Oil and Gas, Inc. (“GOGAS”).

GRE owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, "TSE") and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States.

Genie Retail Energy International, LLC ("GREI") holds the Company's 67% interest in its joint venture that serves retail customers in the United Kingdom ("U.K.") and its wholly-owned venture in Japan, which recently launched commercial operations. In January 2019, the Company acquired an 80% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland (see Note 5).

          GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60% interest in Prism (see Note 5), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

GOGAS is an oil and gas exploration company and owns an interest in a contracted drilling services operation. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in inactive oil and gas projects. GOGAS also holds a 37.5% interest in a contracting drilling services company in Israel ("Atid 613").

GREI and GES have outstanding deferred stock units granted to officers, employees and a contractor that represent an aggregate interest of 4.0% and 4.5% of the equity of GEIC and GRES, respectively. The deferred stock units are subject to vesting up to 2020.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2018 and 2017, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$32,947	$41,601
Restricted cash—short-term	6,072	1,653
Restricted cash—long-term	854	943
Total cash, cash equivalents, and restricted cash	$39,873	$44,197

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

Note 3—Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Natural gas	$592	$1,116
Renewable credits	9,927	8,654
Solar Panels:
Finished goods	260	40
Raw materials	75	83
Total solar panels inventory	335	123
Totals	$10,854	$9,893

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended June 30, 2019
Fixed rate	$24,716	$534	$—	$25,250
Variable rate	27,339	4,660	—	31,999
Other	—	—	3,760	3,760
Total	$52,055	$5,194	$3,760	$61,009

Three Months Ended June 30, 2018
Fixed rate	$12,944	$497	$—	$13,441
Variable rate	35,570	6,865	—	42,435
Other	—	—	557	557
Total	$48,514	$7,362	$557	$56,433

Six Months Ended June 30, 2019
Fixed rate	$48,033	$1,785	$—	$49,818
Variable rate	66,636	22,115	—	88,751
Other	—	—	9,057	9,057
Total	$114,669	$23,900	$9,057	$147,626

Six Months Ended June 30, 2018
Fixed rate	$34,277	$2,297	$—	$36,574
Variable rate	79,572	28,494	—	108,066
Other	—	—	1,062	1,062
Total	$113,849	$30,791	$1,062	$145,702

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended June 30, 2019
Non-Commercial Channel	$45,371	$4,207	$—	$49,578
Commercial Channel	6,684	987	—	7,671
Other	—	—	3,760	3,760
Total	$52,055	$5,194	$3,760	$61,009

Three Months Ended June 30, 2018
Non-Commercial Channel	$45,386	$6,316	$—	$51,702
Commercial Channel	3,128	1,046	—	4,174
Other	—	—	557	557
Total	$48,514	$7,362	$557	$56,433

Six Months Ended June 30, 2019
Non-Commercial Channel	$105,710	$20,914	$—	$126,624
Commercial Channel	8,957	2,986	—	11,943
Other	—	—	9,057	9,057
Total	$114,667	$23,900	$9,057	$147,624

Six Months Ended June 30, 2018
Non-Commercial Channel	$108,230	$27,698	$—	$135,928
Commercial Channel	5,619	3,093	—	8,712
Other	—	—	1,062	1,062
Total	$113,849	$30,791	$1,062	$145,702

Note 5—Acquisitions and Divestiture

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (“Closing Date”), pursuant to a Stock Purchase Agreement date December 17, 2018, the Company completed the purchase of an 80% controlling interest in Lumo Energia Oyj ("Lumo"), a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo's working capital requirements. The Company also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace its remaining debt. The secured loan is payable in 4 years and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its Class B common stock to certain of the sellers which are subject to restrictions as described in the agreement (the “Lumo Restricted Shares”). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to three years. The Lumo Restricted Shares are accounted for as a share-based compensation and is amortized to the consolidated statement of income over the vesting period of three years

Of the remaining 20.0% noncontrolling interest retained by the sellers, 12.5% is subject to restrictions, which will lapse in three annual installments on the anniversaries of the Closing Date, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Closing Date and ending three years later.

The sellers, as a group, have a one-time option to sell a portion or all of their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the Closing Date.

 The Company recorded revenue for Lumo of approximately $2.8 million and $7.6 million in its consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

The short-term debt, which was repaid in January 2019, pertained to loans incurred by Lumo from a financial institution and Lumo's equityholders in an aggregate amount of $2.3 million and bore weighted average interest rate of 3.75%.

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

         On October 25, 2018, the Company acquired a 60.0% controlling interest in Prism in exchange for a total consideration of $4.0 million, which includes (i) the conversion of $1.4 million of principal amount and accrued interest on the bridge loans into equity of Prism, (ii) a $1.1 million cash contribution to Prism, and (iii) an obligation to fund Prism with an additional $1.5 million within 60 days which was timely funded.

         The Company recorded revenue for Prism of approximately $3.2 million and $8.0 million in its consolidated statements of operations and comprehensive income for three and six months ended June 30, 2019. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

         During the first quarter of 2019, the Company obtained information relevant to determining the fair value of certain intangible assets related to the acquisition of Prism and adjusted its' purchase price allocation. Based on this information, the Company recognized an increased allocation of the purchase price in a nominal amount to patent, $0.1 million to trademark and $0.2 million to customer contract with a corresponding decrease to goodwill of $0.3 million.

         Prism's notes payable consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018	October 25, 2018
5.95% note payable, due in monthly payments of $7,184 including interest, through November 2019 when the balloon payment is due, collateralized by Prism's assets	$880	$893	$918
20.0% demand note payable, uncollaterlized	30	30	30
Total notes payable	910	923	948
Less: Current maturities	910	923	63
Noncurrent portion	$—	$—	$885

On April 12, 2019, Prism’s restructured its ownership. The Company now holds a 60% interest in Plus EnerG, Inc. ("Plus EnerG") which owns 100% of Prism.

The preliminary allocations of the purchase prices for acquisitions are based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities, noncontrolling interest and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined, the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

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

Genie Israel also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million (“Credit Facility”). The Credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of June 30, 2019, the outstanding balance of Credit Facility was minimal, included in other assets account in the consolidated balance sheet.

Genie Israel accounts for its investments in Atid 613 using the equity method of accounting.

Pro Forma Results (unaudited)

         The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2018 as if the acquisitions of Lumo and Prism and divestiture of majority interest in Atid 613, had been completed as of the beginning 2018. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible asset amortization, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, (iii) impairment of assets related to Atid, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(in thousands, except earnings per share)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$58,597	$151,696
Net (loss) income	(2,794)	2,371
Net (loss) income attributable to Genie Energy Ltd. common stockholders	(2,193)	3,372
(Loss) Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	(0.09)	0.14
Diluted	(0.09)	0.14

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2019
Assets:
Derivative contracts	$427	$54	$—	$481
Liabilities:
Derivative contracts	$3,103	$486	$—	$3,589
December 31, 2018
Assets:
Derivative contracts	$1,107	$467	$—	$1,574
Liabilities:
Derivative contracts	$2,100	$248	$—	$2,348

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2019 and 2018.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, and other current liabilities. At June 30, 2019 and December 31, 2018, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, notes payable and other liabilities. At June 30, 2019 and December 31, 2018, other assets included an aggregate of $0.4 million in notes receivable. At June 30, 2019, the outstanding balance of the sellers of Prism one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amounts of the notes receivable, revolving line of credit, notes payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2019 and 2019.

Concentration of Credit Risks

The Company holds cash, cash equivalents, and restricted cash at several major financial institutions, which may exceed Federal Deposit Insurance Corporation insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

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

	Six Months Ended June 30,
	2019	2018
Con Edison	na	11%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at June 30, 2019 and December 31, 2018 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at June 30, 2019 or December 31, 2018):

	June 30, 2019	December 31, 2018
Jersey Central Power & Light	11%	na

na-less than 10% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2019, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through a counterparty.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2019 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter 2019	111,648	68,051
Fourth quarter 2019	46,389	1,341,850
First quarter 2020	133,475	1,365,075
Second quarter 2020	16,040	94,750
Third quarter 2020	22,800	52,152
Fourth quarter 2020	5,120	57,051
First quarter 2021	—	62,200
Second quarter 2021	—	45,200
Third quarter 2021	—	33,000
Fourth quarter 2021	—	28,700
First quarter 2022	—	28,550
Second quarter 2022	—	6,700

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$474	$1,116
Energy contracts and options	Other assets	7	458
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$481	$1,574

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$3,349	2,028
Energy contracts and options	Other liabilities	240	320
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$3,589	$2,348

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2019	2018	2019	2018
		(in thousands)
Energy contracts and options	Cost of revenues	$(7,921)	$532	$(10,830)	$449

Note 8—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy (the “JV Agreement”). Through June 30, 2019, the Company contributed a total of $5.5 million to Shoreditch. The Company owns 67% of the equity.

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

In 2018, the Company extended $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2% and is due, together with the principal amount on September 17, 2023. As of June 30, 2019, the outstanding balance, including accrued interest, of the EGC Loan was $0.2 million.

At June 30, 2019, the net book value of investments was nil. There were no other arrangements, events or circumstances that could expose the Company to additional loss, aside from the balance of EGC Loan discussed above.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$4,793	$215	$8,704	$215
Operating expenses:
Cost of revenues	4,491	237	8,191	237
Selling, general and administrative	2,662	1,004	4,469	1,004
Loss from operations	(2,360)	(1,026)	(3,956)	(1,026)
Other	—	—	—	—
Net loss	$(2,360)	$(1,026)	$(3,956)	$(1,026)
Genie’s equity in net loss	$(867)	$(716)	$(1,938)	$(1,221)

Investment in Atid 613

As discussed in Note 5, Acquisitions and Divestitures, in September 2018, the Company divested a majority interest in Atid in exchange for 37.5% interest in Atid 613 which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues	$670	$2,725
Operating expenses	1,203	2,543
Loss from operations	(533)	182
Other	(10)	(18)
Net income	$(543)	$164
Genie’s equity in net (loss) income	$(204)	$70

At June 30, 2019, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was its net book value of investment of $0.6 million and a minimal amount of notes receivable, excluding the undrawn balance of the Credit Facility, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2019 to June 30, 2019:

(in thousands)	GRE	GRE International	GES	Total
Balance at January 1, 2019	$9,998	$—	$1,084	$11,082
Prisim acquisition purchase price allocation adjustment (see Note 5)	—	—	(280)	(280)
Acquisition of Lumo (see Note 5)	—	2,090	—	2,090
Translation adjustment	—	162	—	162
Balance at June 30, 2019	$9,998	$2,252	$804	$13,054

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
June 30, 2019
Patents and trademarks	17.1 years	$3,846	$425	$3,421
Non-compete agreements	1.6 years	149	120	29
Customer relationships	3.9 years	6,974	3,214	3,760
Licenses	10.0 years	895	90	805
Total		$11,864	$3,849	$8,015
December 31, 2018
Trademark	17.3 years	$3,470	$288	$3,182
Non-compete agreement	2.0 years	115	112	3
Customer relationships	4.0 years	4,612	2,334	2,278
Licenses	10.0 years	895	37	858
Total		$9,092	$2,771	$6,321

Amortization expense of intangible assets (including minimal amount reported in cost of revenues) was $0.7 million and $1.3 million in three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million in three and six months ended June 30, 2018, respectively. The Company estimates that amortization expense of intangible assets will be $1.0 million, $2.1 million, $1.0 million, $0.5 million, $0.5 million and $2.9 million for the remaining of 2019, 2020, 2021, 2022, 2023 and 2024 and thereafter, respectively.

Note 10—Leases

The Company entered into operating lease agreements primarily for offices in domestic and international locations where it has operations with lease periods expiring between 2019 and 2030. The Company has no finance leases.
The Company determine if a contract is a lease at inception. Operating lease assets and liabilities are included on our consolidated balance sheet beginning January 1, 2019. Right-of-Use ("ROU") assets were included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities were included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheet.
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

(in thousands)	June 30, 2019

ROU Assets	$2,355

Current portion of operating lease liabilities	384
Noncurrent portion of operating lease liabilities	2,001
Total	$2,385

At June 30, 2019,the weighted average remaining lease term is 8.4 years and the weighted average discounts rate is 7.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities was as follows for the six months ended June 30, 2019:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$438

ROU assets obtained in the exchange for lease liabilities
Operating leases	$168

Future lease payments under operating leases as of June 30, 2019 were as follows:

(in thousands)
Remainder of 2019	$285
2020	504
2021	453
2022	242
2023	221
Thereafter	1,529
Total future lease payments	3,234
Less imputed interest	849
Total operating lease liabilities	$2,385

Rental expenses under operating leases were $0.2 million and $0.5 million in the three and six months ended June 30, 2019 respectively and $0.2 million and $0.3 million in three and six months ended June 30, 2018, respectively.

Note 11—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the six months ended June 30, 2019 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 16, 2019	$0.1594	$370	February 6, 2019	February 15, 2019
April 10, 2019	0.1594	370	May 6, 2019	May 15, 2019

Class A Common Stock and Class B Common Stock
March 7, 2019	$0.0750	$2,006	February 6, 2019	March 23, 2019
May 2, 2019	0.0750	2,062	May 20, 2019	May 31, 2019

On July 16, 2019, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2019. The dividend will be paid on or about August 15, 2019 to stockholders of record as of the close of business August 6, 2019.

On August 1, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the second quarter of 2019. The dividend will be paid on or about August 23, 2019 to stockholders of record as of the close of business on August 16, 2019.

The Delaware General Corporation Law, allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock.  There were no repurchases under this program in the six months ended June 30, 2019 and 2018. At June 30, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and a principal owner, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of June 30, 2019, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

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

Issuance of Class B Common Stock

In January 2, 2019, as part of the acquisition of Lumo, the Company issued 176,104 shares of its Class B common stock to the sellers which are subject to restrictions that lapse over time (see Note 5 — Acquisition and Divestitures).

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

As of June 30, 2019, there was approximately $2.3 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 2.11 years.

GRES and GREI Equity Grants

In August 2017, Genie Retail Energy International, LLC ("GREI"), a subsidiary of GRE, which holds the Company's interests in ventures in the U. K., Japan and Finland, granted deferred stock units in GREI representing an aggregate of 4.0% of the outstanding equity in GREI to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GREI deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GREI recognized minimal amounts of compensation costs related to the vesting of the GREI deferred stock for the three and six months ended June 30, 2019 and 2018. At June 30, 2019, the unrecognized compensation cost relating to these grants was $0.1 million, which is expected to be recognized over a period of 1.7 years.

In August 2017, Genie Retail Energy Services, LLC ("GRES"), a subsidiary of GRE, granted deferred stock units in GES representing an aggregate of 4.5% of the outstanding equity in GRES to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRES deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GRES recognized minimal compensation costs related to the vesting of the GRES deferred stock units the three and six months ended June 30, 2019 and 2018. At June 30, 2019, the unrecognized compensation cost relating to these grants was minimal.

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(215)	$(253)	$(66)	$(520)
Aggregate funding repaid to (provided by) the Company, net	$(183)	$152	$(816)	$57

Summarized combined balance sheet amounts related to CCE was as follows:

(in thousand)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$246	$70
Restricted cash	11	—
Trade accounts receivable	370	623
Prepaid expenses and other current assets	364	411
Other assets	359	359
Total assets	$1,350	$1,463
Liabilities and noncontrolling interests
Current liabilities	$460	$513
Due to IDT Energy	1,956	1,949
Noncontrolling interests	(1,066)	(999)
Total liabilities and noncontrolling interests	$1,350	$1,463

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Income Taxes

The following table provided a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reported tax rate	(16.5)%	11.5%	109.8%	(23.9)%

The primary driver for the reported tax rate (income tax benefit) for the three months ended June 30, 2019 is the tax benefit from losses incurred during the period particularly in the GRE segment. In the fourth quarter of 2018, the Company released the valuation allowance on its U.S. deferred tax assets. The provision for income taxes for the three months ended June 30, 2018 relates to the taxable income of GRE for the period. For the six months ended June 30, 2019 provision for income taxes relates to both federal as well as state income taxes from GRE segment for the period. Deferred taxes from GRE International were provided with full valuation allowance. The low tax rate (benefit from income taxes) for the six months ended June 30, 2018 relates to tax benefit from losses incurred by GRE and GOGAS during the period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Basic weighted-average number of shares	26,595	24,584	26,614	24,440
Effect of dilutive securities:
Stock options and warrants	—	—	—	10
Non-vested restricted Class B common stock	—	—	—	148
Diluted weighted-average number of shares	26,595	24,584	26,614	24,598

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options and warrants	846	1,855	783	361
Non-vested restricted Class B common stock	274	762	222	—
Shares excluded from the calculation of diluted earnings per share	1,120	2,617	1,005	361

In the three months ended June 30, 2019 and 2018 and in the six months ended 2018, the diluted loss per shares computation equals basis loss per share because the Company has a net loss and the impact of the assumed exercise of stock options and warrants and the vesting of restricted stock would have been anti-dilutive.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
			(in thousands)
Amount IDT charged the Company	$255	$380	$438	$696
Amount the Company charged IDT	$42	$107	$79	$228
Amount Rafael charged the Company	$57	$54	$111	$54

The following table presents the balance of receivables and payables to IDT and Rafael:

(in thousands)	June 30, 2019	December 31, 2018
	(in thousands)
Due to IDT	$247	$267
Due from IDT	$41	$33
Due to Rafael	$—	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There is minimal amount due from Zedge at June 30, 2019 and December 31, 2018

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the three and six months ended June 30, 2019 and 2018 related to this debt. The outstanding balance, including accrued interest was $0.2 million as of June 30, 2019.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in fourth quarter of 2018 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of June 30, 2019. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

The change in reportable segments did not result in the reallocation of the Company's existing goodwill. Segment information from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

The Company has 4 reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan and Finland and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels, and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended. GOGAS segment also owns inactive oil shale projects and an equity investment in Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended June 30, 2019
Revenues	$54,431	$2,870	$3,708	$—	$—	$61,009
Loss from operations	(5,418)	(1,607)	(682)	(381)	(1,188)	(9,276)
Equity in the net loss of equity method investees	—	(867)	—	(204)	—	(1,071)

Three Months Ended June 30, 2018
Revenues	55,876	—	557	—	—	56,433
Income (loss) from operations	4,126	(53)	(88)	(3,372)	(2,218)	(1,605)
Impairment of assets	—	—	—	(2,291)	—	(2,291)
Equity in the net loss of equity method investees	—	(716)	—	—	—	(716)

Six Months Ended June 30, 2019
Revenues	130,949	7,713	8,964	—	—	147,626
Income (loss) from operations	8,085	(3,350)	(914)	(545)	(2,718)	558
Equity in the net loss of equity method investees	—	(1,938)	—	70	—	(1,868)

Six Months Ended June 30, 2018
Revenues	144,642	—	1,060	—	—	145,702
Income (loss) from operations	15,163	(144)	(179)	(4,733)	(4,578)	5,529
Impairment of assets	—	—	—	(2,291)	—	(2,291)
Equity in net loss of Shoreditch	—	(1,221)	—	—	—	(1,221)

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
June 30, 2019	$103,910	$10,043	$10,632	$13,231	$9,745	$147,561
December 31, 2018	113,918	3,654	11,519	15,375	2,398	146,864

Note 17—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On November 30, 2018, IDT Energy filed its Answer and Defenses to the complaint and the parties are now engaged in discovery. On July 10, 2019, IDT Energy filed a motion to (1) compel arbitration of claims made by one of the named plaintiffs along with a stay of litigation against such named plaintiff pursuant to terms alleged to have been opted in and agreed to, and (2) bifurcation of individual and class claims to expedite discovery and dispositive motions related to the named plaintiffs.  The hearing on the motion is schedule for October 31, 2019. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of June 30, 2019.

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

Under the Settlement Agreement, the Company agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has expired, and in first quarter of 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment would be approximately $7.6 million.

In the second quarter of 2019, the remaining balance of the liability of $0.4 million related to the class-action lawsuit was settled in full.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee is seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity and plans to vigorously defend this action. Separately, IDT Energy will be seeking indemnification from Krieger under the terms of the agreement related to the purchase of REH. Based upon the Company preliminary assessment of this matter, a loss based on the merits is not probable, nor is the amount of loss, if any, estimable as of June 30, 2019.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of June 30, 2019, New York represented 27.3% of GRE’s total meters served and 19.0% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and six months ended June 30, 2019, New York gross revenues were $11.3 million and $32.7 million, respectively.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the New York Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. On March 19, 2019, the Court of Appeals heard oral arguments regarding the decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. On May 9, 2019, the Court of Appeals ruled that although PSC has no direct pricing authority over private non-monopoly REPs, their authority to regulate and control access to public utility infrastructure allows them to impose price caps on the prices that non-monopoly REPs charge customers for natural gas and electricity.

 Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of the Company’s subsidiary Town Square Energy, LLC. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Following the settlement discussions, Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square will pay a forfeiture fee of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly reports for a one-year period. In connection with the foregoing, the Company has accrued $0.2 million in third quarter of 2018. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. As of June 30, 2019, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.3% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019, Town Square in Ohio gross revenues was $0.1 million and $0.3 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of June 30, 2019, Town Square’s Connecticut customer base represented 12.0% of GRE’s total meters served and 15.4% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019, Town Square’s gross revenues from sales in Connecticut was $8.2 million and $14.6 million, respectively. As of June 30, 2019, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq. Shortly thereafter, the Illinois Commerce Commission ("IL ICC") commenced a similar investigation. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties (including the IL ICC) settled the matter pursuant to a court approved consent decree that includes restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers, and implementation of various compliance and reporting procedures.

In third quarter of 2018, the Company recorded a liability of $3.0 million as a reduction of electricity revenues in the consolidated statement of operations. As of June 30, 2019, IDT Energy Illinois represented 15.7% of GRE’s total meters served and 14.7% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019, IDT Energy’s gross revenues from sales in Illinois was $1.9 million and $5.2 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $121.4 million at June 30, 2019, of which $99.3 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2019 are expected to be paid as follows:

(in thousands)
Remainder of 2019	$51,379
2020	55,243
2021	9,074
2022	4,727
2023	494
Thereafter	440
Total payments	$121,357

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2019, GRE had commitments to purchase renewable energy credits of $22.0 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2019, GRE had aggregate performance bonds of $13.1 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP, which was amended as of June 7, 2018. The agreement's termination date is November 30,2021. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2019, the Company was in compliance with such covenants. At June 30, 2019, restricted cash—short-term of $0.9 million and trade accounts receivable of $33.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.8 million at June 30, 2019.

Note 18—Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At June 30, 2019 and December 31, 2018, $2.5 million was outstanding under the revolving line of credit. At June 30, 2019 and December 31, 2018, the effective interest rate was 7.02% and 7.24% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

On December 18, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company pays a commitment fee of 0.10% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.00% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, June 30, 2019, there were no amounts borrowed under the line of credit. At June 30, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Note 19—Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Subsequent to the issuance of ASU 2016-02, in July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in the period of adoption will continue to be in accordance with ASC 840, Leases ("ASC 840"). An entity that elects this additional (and optional) transition method must provide the required disclosures under ASC 840 for all periods that continue to be in accordance with ASC 840. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The effective date and transition requirements for these two standards are the same as the effective date and transition requirements of ASU 2016-02. The standards were effective for the Company beginning after December 15, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2019. The Company recorded additional $0.3 million to accumulated deficit on January 1, 2019. There was no impact on the consolidated statements of operations and consolidated statements of cash flows.

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

Through a joint venture, in which the Company owns 67% interest, GRE International has been serving customers in Great Britain and acquired a license to service customers in Japan through a wholly owned subsidiary. In January 2019, the Company acquired an 80% interest in Lumo Energia Ojy ("Lumo"), a REP with approximately 32,000 residential customers in Finland.

In the first quarter of 2019, we revised our reportable segments in connection with the acquisition of an 80% interest in Lumo Energia Ojy ("Lumo"). We bifurcated GRE, creating GRE International into a separate reportable segment which will include REPs outside North America, currently includes Lumo, Genie Japan and our share of operations of Shoreditch Energy Limited ("Shoreditch").

GES oversees Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and manages our 60% controlling interest in Prism. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s REPs’ electricity revenues for the relevant years were generated in the third quarter of 2018 and 2017, respectively. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Class Action Lawsuit

On March 13, 2014, July 2, 2014 and July 15, 2014, named plaintiffs in Pennsylvania, New York and New Jersey commenced three separate putative class-action lawsuits against IDT Energy, GRE, Genie International Corporation ("GEIC"), and Genie (collectively, “IDTE”) contending, among other things, that they and other former and current customers of IDTE were injured as a result of IDTE’s allegedly unlawful sales and marketing practices. We denied any basis for those allegations and/or wrongdoing. On July 5, 2017, we entered into a settlement of all three actions to further its efforts to address its customers’ concerns and on October 18, 2018, the Court entered a final order approving the Settlement Agreement.

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

In second quarter 2019, the remaining balance of the liability related to the class-action lawsuit was settled in full.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of June 30, 2019, New York represented 27.3% of GRE’s total meters served and 19.0% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and six months ended June 30, 2019, New York gross revenues were $11.3 million and $32.7 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

On December 16, 2016, the PSC issued an order (the “2016 Order”) prohibiting REPs to service to customers enrolled in New York’s utility low-income assistance programs. Temporary stays of the 2016 Order expired, and REPs were required to return service of their low-income customers to the relevant local incumbent utility on the modified schedule set forth in the PSC’s 2016 Order. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters, representing approximately 10,600 RCEs, to their respective incumbent utilities in the six months ended June 30, 2018.

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the New York Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. On March 19, 2019, the Court of Appeals heard oral arguments regarding the decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. On May 9, 2019, the Court of Appeals ruled that although the PSC has no direct pricing authority over private non-monopoly REPs, their authority to regulate and control access to public utility infrastructure allows them to impose price caps on the prices that non-monopoly REPs charge its customers for natural gas and electricity.

Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of our subsidiary Town Square Energy, LLC. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Following the settlement discussion, Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square will pay a forfeiture fee of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly report for a one-year period. In connection with the foregoing, we accrued $0.2 million in the third quarter of 2018. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. As of June 30, 2019, Town Square in Ohio represented 0.3% of GRE’s total meters served and 0.3% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019, Town Square in Ohio gross revenues were $0.1 million and $0.3 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of June 30, 2019, Town Square’s Connecticut customer base represented 12.0% of GRE’s total meters served and 15.4% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019, Town Square’s gross revenues from sales in Connecticut were $8.2 million and $14.6 million, respectively. As of June 30, 2019 no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq. Shortly thereafter, the Illinois Commerce Commission ("IL ICC") commenced a similar investigation. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties (including the IL ICC) settled the matter pursuant to a court approved consent decree that includes restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers, and implementation of various compliance and reporting procedures.

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of June 30, 2019 Illinois represented 15.7% of GRE’s total meters served and 14.7% of the total residential customer equivalents of GRE’s customer base. For the three and six months ended June 30, 2019 and 2018, IDT Energy’s gross revenues from sales in Illinois was $1.9 million and $5.2 million, respectively.

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

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
Revenues:
Electricity	$49,237	$48,514	$723	1.5%	$107,049	$113,852	$(6,803)	(6.0)%
Natural gas	5,194	7,362	(2,168)	(29.4)	23,900	30,790	(6,890)	(22.4)
Total revenues	54,431	55,876	(1,445)	(2.5)	130,949	144,642	(13,693)	(9.5)
Cost of revenues	46,188	40,073	6,115	15.3	98,027	104,663	(6,636)	(6.3)
Gross profit	8,243	15,803	(7,560)	(47.8)	32,922	39,979	(7,057)	(17.6)
Selling, general and administrative expenses	13,661	11,677	1,984	16.9	24,837	24,816	21	0.1
(Loss) income from operations	$(5,418)	$4,126	$(9,544)	(231.4)%	$8,085	$15,163	$(7,078)	(46.7)%

Revenues. GRE’s electricity revenues increased in three months ended June 30, 2019 compared to the same period in 2018. The increase is due to increases in both electricity consumption and the average rate per kilowatt hour sold in the three months ended June 30, 2019 compared to the same period in 2018. Electricity consumption by GRE’s REP’s customers increased 0.4% in the three months ended June 30, 2019, compared to the same period in 2018. The increase in electricity consumption reflected an increase in average number of meters served, which increased 3.2% in the three months ended June 30, 2019 compared to the same period in 2018, although average consumption per meter decreased 2.7% in the three months ended June 30, 2019 compared to the same period in 2018. The average rate per kilowatt hour sold increased 1.1% in the three months ended June 30, 2019 compared to the same period in 2018 reflecting an increase in the underlying commodity cost.

GRE’s electricity revenues decreased in the six months ended June 30, 2019 compared to the same period in 2018 due to a decrease in electricity consumption partially offset by increase in average rate per kilowatt hour sold in the six months ended June 30, 2019 compared to the same period in 2018. Electricity consumption by GRE’s REP’s customers decreased by 8.0% in the six months ended June 30, 2019 compared to the same period in 2018. The decrease in electricity consumption reflected a decrease in average number of meters served and decrease in average consumption per meter, which decreased by 6.3% and 1.8%, respectively. in the six months ended June 30, 2019, compared to the same period in 2018. The average rate per kilowatt hour sold increased 2.2% in the six months ended June 30, 2019 compared to the same period in 2018 reflecting an increase in the underlying commodity cost.

GRE’s natural gas revenues decrease in the three months ended June 30, 2019 compared to the same period in 2018. The average rate per therm sold decreased 4.8% in the three months ended June 30, 2019 compared to the same period in 2018. Natural gas consumption by GRE’s REP’s customers decreased 25.9% in the three months ended June 30, 2019 compared to the same period in 2018 reflecting the 18.8% decrease in average meters served in the three months ended June 30, 2019 compared to the same period in 2018. The average consumption per meter also decreased by 8.7% in the three months ended June 30, 2019 compared to the same period in 2018.

GRE’s natural gas revenues decreased in the six months ended June 30, 2019 compared to the same period in 2018. Natural gas consumption by GRE’s REP’s customers decreased by 24.0% in the six months ended June 30, 2019 compared to the same period in 2018, reflecting the 24.1% decrease in average meters served in the six months ended June 30, 2019 compared to the same period in 2018. The decrease was partially offset by a 2.1% increase in the average rate per therm sold in the six months ended June 30, 2019 compared to the same period in 2018.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
			(in thousands)
Meters at end of quarter:
Electricity customers	307	277	245	269	282
Natural gas customers	71	67	70	73	81
Total meters	378	344	315	342	363

Gross meter acquisitions in three months ended June 30, 2019, were 91,000 compared to 57,000 in 2018. Gross meter acquisitions in six months ended June 30, 2019, were 176,000 compared to 112,000 in 2018.

Gross meter acquisitions for the six months ended June 30, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters. After the first quarter of 2018, we focused our meter acquisition efforts outside of New York State while simultaneously taking steps to reduce the prospective and contingent impacts of the PSC’s orders on our New York operations. Meters served increased by 34,000 or 9.9% from March 31, 2019 to June 30, 2019. Meters served increased by 63,000 or 20.0% from December 31, 2018 to June 30, 2019. In the three months ended June 30, 2019 average monthly churn decreased to 4.4% compared to 5.7% for same period in 2018. In six months ended June 30, 2019 average monthly churn decreased to 4.8% compared to 6.6% for same period in 2018. The reduction in churn reflects the effect of our channel, product and customer diversification programs to systematically improve customer retention and renewals.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
			(in thousands)
RCEs at end of quarter:
Electricity customers	259	243	195	216	219
Natural gas customers	59	57	58	59	64
Total RCEs	318	300	253	275	283

RCEs increased 12.4% at June 30, 2019 compared to June 30, 2018 primarily due to the acquisition of relatively higher consumption meters in recent quarters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
Cost of revenues:
Electricity	$41,309	$35,492	$5,817	16.4%	$81,909	$82,467	$(558)	(0.7)%
Natural gas	4,879	4,582	297	6.5	16,118	22,196	(6,078)	(27.4)
Total cost of revenues	$46,188	$40,074	$6,114	15.3%	$98,027	$104,663	$(6,636)	(6.3)%

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Gross margin percentage:
Electricity	16.1%	26.8%	(10.7)%	23.5%	27.6%	(4.1)%
Natural gas	6.1	37.8	(31.7)	32.6	27.9	4.7
Total gross margin percentage	15.1%	28.3%	(13.0)%	25.1%	27.8%	(2.7)%

Cost of revenues for electricity increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily because of increases in the average unit cost of electricity and in electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 15.9% and 7.9% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases in unit cost are partially due to losses incurred by GRE related to hedging activities. Gross margin on electricity sales decreased in the three and six months ended June 30, 2019 compared to the same periods in 2018 because the average rate charged to customers increased less than the average unit cost of electricity.

Cost of revenues for natural gas increased in the three months ended June 30, 2019 compared to the same period in 2018 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 44.4% in the three months ended June 30, 2019 compared to the same period in 2018 partially because of losses from hedging activities. Natural gas consumption of GRE's REPs' customers decreased 25.9% in the three months ended June 30, 2019 compared to the same period in 2018 resulting from a decrease in average meters served between the comparative periods and a decrease in consumption per meter. Gross margin on natural gas sales decreased in the three months ended June 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Cost of revenues for natural gas decreased in the six months ended June 30, 2019 compared to the same period in 2018 primarily because of a decrease in the natural gas consumption by GRE's REPs' customers and decrease in the average unit cost of natural gas. Natural gas consumption of GRE's REPs' customers decreased 24.0% in the six months ended June 30, 2019 compared to the same period in 2018 resulting from decrease in average meters served during the period. The average unit cost of natural gas decreased 4.3% in the six months ended June 30, 2019 compared to the same period in 2018. Gross margin on natural gas sales increased in the six months ended June 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased more than the average unit cost of natural gas.

The decrease in gross margin reflects the impact of generally weaker operating environment on consumption and cost of electricity and natural gas including the effect of fair value adjustments on our hedges.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the increase in customer acquisition costs related to increased pace of customer acquisition activities and the increase in gross customer additions. Commission expenses increased $2.1 million and $1.0 million in the three and six months ended June 30, 2019,compared to the same periods in 2018. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 20.9% in the three months ended June 30, 2018 to 25.1% in the three months ended June 30, 2019 and from 17.2% in the  six months ended June 30, 2018 to 19.0% in the six months ended June 30, 2019.

GRE International Segment

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(in thousands)
Revenues	$2,870	$—	$2,870	nm	%	$7,713	$—	$7,713	nm	%
Cost of revenue	2,629	—	2,629	nm		7,491	—	7,491	nm
Gross loss	241	—	241	nm		222	—	222	nm
Selling, general and administrative expenses	1,848	53	1,795	nm		3,572	144	3,428	nm
Loss from operations	$(1,607)	$(53)	$(1,554)	nm		$(3,350)	$(144)	$(3,206)	nm
Equity in net loss of joint venture	$867	$716	$151	21.1%		$1,938	$1,221	$717	58.7%

nm—not meaningful

GRE International, holds our stakes in REPs outside North America These businesses currently include our stake in Shoreditch, which operates Orbit Energy in the U.K., Genie Japan, and Lumo, which operates in Finland. We account for our investments in Shoreditch under the equity method of accounting. Under this method we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs increased to 69,000 at June 30, 2019 from 55,000 at March 31, 2019 primarily as a result of the acquisition of Lumo in January 2019 as well as growth in Lumo and Shoreditch. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at June 30, 2019 increased to 39,000 from 33,000 at March 31, 2019 primarily from the increase in meters served as discussed above.

Revenue and Cost of Revenue.  GRE International's revenues and cost of revenue in the three and six months ended June 30, 2019 pertains to operation of Lumo.

Equity in net loss of joint venture. We account for our ownership interest in Shoreditch using the equity method since we have the ability to exercise significant influence over Shoreditch's operating and financial matters, although we do not control Shoreditch. The Company's share in Shoreditch’s net loss for the three months ended June 30, 2019 was $0.9 million compared to $0.7 million for the same period in 2018. The Company's share in Shoreditch’s net loss for the six months ended June 30, 2019 was $1.9 million compared to $1.2 million for the same period in 2018. The increase is mainly a result of increase in level of activity of Shoreditch.

GES Segment

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(in thousands)
Revenues	$3,708	$557	$3,151	nm	%	$8,964	$1,060	$7,904	nm	%
Cost of revenue	3,214	287	2,927	nm		7,540	508	7,032	nm
Gross profit	494	270	224	83.0		1,424	552	872	158.0
Selling, general and administrative expenses	1,176	358	818	nm		2,338	731	1,607	nm
Loss from operations	$(682)	$(88)	$(594)	nm	%	$(914)	$(179)	$(735)	nm	%

nm—not meaningful

Revenue.  GES' revenues increased in the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase in revenues were the result of our acquisition of a controlling interest in Prism in October 2018. Revenues from Prism in the three and six months ended June 30, 2019 were $3.2 million and $8.0 million, respectively. Revenues from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenues increased in the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily as a result of the Prism acquisition in October 2018. Cost of revenues from Prism in the three and six months ended June 30, 2019 were $2.9 million and $6.8 million, respectively. Cost of revenues in the three and six months ended June 30, 2018 relates to Diversegy commission expense incurred by our energy brokerage and marketing services businesses.

General and Administrative. General and administrative expenses increased the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily because of the acquisition of Prism offset by decrease in operating expenses of Diversegy.

Genie Oil and Gas Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
Revenue	$—	$—	$—	nm	$—	$—	$—	nm

General and administrative	381	1,064	$(683)	(64.2)	545	2,198	$(1,653)	(75.2)
Exploration expense	—	17	(17)	100.0	—	244	(244)	(100.0)
Impairment of assets	—	2,291	(2,291)	(100.0)	—	2,291	(2,291)	(100.0)
Loss from operations	$381	$3,372	$(2,991)	(88.7)	$545	$4,733	$(4,188)	(88.5)%
Equity in net (loss) income of Atid 613	$(204)	$—	$(204)	nm	$70	$—	$70	nm

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three and  six months ended June 30, 2019 compared to the same periods in 2018 because of decrease in payroll and related expenses and depreciation expense, primarily due divestiture of a controlling interest in Atid in third quarter of 2018.

Exploration. Exploration expense in the three and six months ended June 30, 2018 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Afek is in the process of securing the equipment needed to perform the testing.

Impairment of Assets. In the three and six months ended June 30, 2018, we recorded a $2.3 million impairment of assets related to the decision to divest our majority interest in drilling business in Israel.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
General and administrative and loss from operations	$1,188	$2,218	$(1,030)	(1.4)%	$2,718	$4,578	$(1,860)	(10.0)%

Corporate general and administrative expenses decreased in the three and six months ended June 30, 2019 compared to the same periods in 2017 primarily because of decreases in severance expense and payroll and related expense, including a decrease in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 3.9% in the three months ended June 30, 2018 to 1.9% in the three months ended June 30, 2019 and decreased from 3.1% in the six months ended June 30, 2018 to 1.8% in the six months ended June 30, 2019.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.3 million and $1.3 million in the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $2.6 million in the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.4 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
(Loss) income from operations	$(9,276)	$(1,605)	$(7,671)	477.9%	$558	$5,529	$(4,971)	(89.9)%
Interest income	189	108	81	75.0	281	189	92	48.7
Interest expense	(178)	(81)	(97)	119.8	(319)	(173)	(146)	84.4
Equity in net loss in equity method investees	(1,071)	(716)	(355)	49.6	(1,868)	(1,221)	(647)	53.0
Other income (expense), net	157	58	99	170.7	232	100	132	132.0
(Provision for) benefit from income taxes	1,678	(258)	1,936	(750.4)	(1,225)	(1,057)	(168)	15.9
Net (loss) income	(8,501)	(2,494)	(6,007)	240.9	(2,341)	3,367	(5,708)	(169.5)
Net loss attributable to noncontrolling interests	1,035	575	460	80.0	944	870	74	8.5
Net (loss) income attributable to Genie	$(7,466)	$(1,919)	$(5,547)	289.1%	$(1,397)	$4,237	$(5,634)	(133.0)%

Other Income (Expense), net.  Other income, net in the three and six months ended June 30, 2019consisted primarily of foreign currency transaction gains. Other expense, net in the three and six months ended June 30, 2018 consisted primarily of foreign currency transaction losses.

Benefit from (Provision for) Income Taxes. The primary driver for the reported tax rate (income tax benefit) for the three months ended June 30, 2019 is the tax benefit from losses incurred during the period particularly in the GRE segment. In the fourth quarter of 2018, the Company released the valuation allowance on our U.S. deferred tax assets. The provision for income taxes for the three months ended June 30, 2018 relates to the taxable income of GRE for the period. For the six months ended June 30, 2019 provision for income taxes relates to both federal as well as state income taxes from GRE segment for the period. Deferred taxes from GRE International were provided with full valuation allowance. The low tax rate (benefit from income taxes) for the six months ended June 30, 2018 relates to tax benefit from losses incurred by GRE and GOGAS during the period.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and six months ended June 30, 2019 compared to the similar periods in 2018 was primarily due to the noncontrolling interest related to Prism, which the Company acquired in October 2018, and Lumo, which the Company acquired in January 2019, partially offset by decrease in net losses of Afek and  CCE.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $32.9 million balance of unrestricted cash and cash equivalents that we held at June 30, 2019 will be sufficient to meet our currently anticipated cash requirements for at least the period from July 1, 2019 to August 8, 2020.

At June 30, 2019, we had working capital (current assets less current liabilities) of $42.7 million.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows provided by (used in):
Operating activities	$3,872	$12,069
Investing activities	(2,076)	(999)
Financing activities	(6,132)	1,517
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(77)
Increase in cash, cash equivalents, and restricted cash	$(4,324)	$12,510

Operating Activities

Cash provided by operating activities was $3.9 million and $12.1 million in the six months ended June 30, 2019 and 2018, respectively. Net income after non-cash adjustments decreased cash flows by $8.0 for the six months ended June 30, 2019, compared to the same period in 2018. The decrease is primarily the result of unfavorable gross margin during the six months ended June 30, 2019 compared to the same period in 2018 as discussed above.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital increase cash flows by $0.9 million for the six months ended June 30, 2019, compared to the same period in 2018. Changes in other assets decreased cash flows by $1.0 million for the six months ended June 30, 2019, compared to the same period in 2018.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2019, we were in compliance with such covenants. At June 30, 2019, restricted cash—short-term of $0.9 million and trade accounts receivable of $33.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.8 million at June 30, 2019.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.3 million in the six months ended June 30, 2019 compared to $0.4 million in the six months ended June 30, 2019. We had purchase commitments of $121.4 million at June 30, 2019, of which $99.3 million was for purchases of electricity. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2019 will be between $0.5 million and $1.0 million.

We received $0.3 million from an employee for the repayment of notes receivable in the six months ended June 30, 2019.

On January 2, 2019, the Company completed the purchase of an 80% controlling interest in Lumo. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt.

Financing Activities

In each of the six months ended June 30, 2019 and 2018, we paid aggregate quarterly Base Dividends of $0.03188 per share, $0.7 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On July 16, 2019, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about August 15, 2019 to stockholders of record as of the close of business on August 6, 2019.

In the six months ended June 30, 2019 and 2018, we paid aggregate quarterly dividends of $0.15 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $4.1 million and $3.7 million for the six months ended June 30, 2019 and 2018. On August 1, 2019, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 23, 2019 to stockholders of record as of the close of business on August 16, 2019.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the six months ended June 30, 2019, there were no amounts borrowed or repaid under the line of credit. At June 30, 2019, $2.5 million was outstanding under the line of credit and the effective interest rate was 7.02% per annum.

On December 18, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company will pay a commitment fee of 0.10% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.00% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of June 30, 2019 there were no amounts borrowed under the line of credit. At June 30, 2019 the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the six months ended June 30, 2019, we received proceeds of $1.0 million from the exercise of stock options for which we issued 141,150 shares of our Class B common stock. There were no stock option exercises in the six months ended June 30, 2019.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended June 30, 2019 and 2018. At June 30, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2019, GRE had aggregate performance bonds of $13.1 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the three months ended June 30, 2019 had remained the same as in the three months ended June 30, 2018, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $5.1 million in the three months ended June 30, 2019 and our gross profit from natural gas sales would have increased by $1.8 million in the three months ended June 30, 2019. Hypothetically, if our gross profit per unit in the six months ended June 30, 2019 had remained the same as in the six months ended June 30, 2018, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $3.8 million in the six months ended June 30, 2019 and our gross profit from natural gas sales would have decreased by $1.2 million in the six months ended June 30, 2019.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Remediation.  As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in the fourth quarter of 2019.

The compensating controls implemented and applied during fourth quarter of 2018 are continually being refined for efficiency and effectiveness and were applied in first and second quarters of 2019, without material exception.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of 2019:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2019	—	$—	—	6,896,669
May 1–31, 2019	—	$—	—	6,896,669
June 1–30, 2019	—	$—	—	6,896,669
Total	—	$—	—

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

Genie Energy Ltd.

August 8, 2019	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 8, 2019	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

