Form 10-Q
period 2019-09-30
Genie Energy Ltd.
filed 2019-11-12
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 8, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares
Class B common stock, $.01 par value:	25,175,759 shares (excluding 767,902 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,826	$41,601
Restricted cash—short-term	5,961	1,653
Trade accounts receivable, net of allowance for doubtful accounts of $2,461 and $2,003 at September 30, 2019 and December 31, 2018, respectively	39,593	35,920
Inventory	9,629	9,893
Prepaid expenses	6,588	6,167
Other current assets	3,119	2,670
Total current assets	103,716	97,904
Property and equipment, net	3,821	4,301
Goodwill	12,775	11,082
Other intangibles, net	7,444	6,321
Investment in equity method investees	908	2,208
Restricted cash—long-term	521	943
Deferred income tax assets, net	14,034	15,625
Other assets	7,011	8,480
Total assets	$150,230	$146,864
Liabilities and equity
Current liabilities:
Notes payable	$901	$923
Trade accounts payable	20,012	18,508
Accrued expenses	25,813	25,242
Income taxes payable	2,026	1,463
Due to IDT Corporation, net	153	234
Other current liabilities	8,208	4,416
Total current liabilities	57,113	50,786
Revolving line of credit	2,516	2,516
Other liabilities	2,817	900
Total liabilities	62,446	54,202
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2019 and December 31, 2018	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2019 and December 31, 2018	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,944 and 25,544 shares issued and 25,196 and 25,294 shares outstanding at September 30, 2019 and December 31, 2018, respectively	259	255
Additional paid-in capital	139,774	136,629
Treasury stock, at cost, consisting of 748 and 250 shares of Class B common stock at September 30, 2019 and December 31, 2018	(5,354)	(1,624)
Accumulated other comprehensive income	3,051	2,591
Accumulated deficit	(57,621)	(53,939)
Total Genie Energy Ltd. stockholders’ equity	99,868	103,671
Noncontrolling interests	(12,084)	(11,009)
Total equity	87,784	92,662
Total liabilities and equity	$150,230	$146,864

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues:
Electricity	$81,473	$67,292	$196,142	$181,141
Natural gas	3,169	3,702	27,069	34,492
Other	1,071	848	10,127	1,911
Total revenues	85,713	71,842	233,338	217,544
Cost of revenues	59,360	50,572	172,417	155,743
Gross profit	26,353	21,270	60,921	61,801
Operating expenses and losses:
Selling, general and administrative (i)	19,364	13,912	53,266	46,379
Research and development	44	—	153	—
Impairment of assets (Note 5)	—	451	—	2,742
Exploration	—	—	—	244
Income from operations	6,945	6,907	7,502	12,436
Interest income	163	195	445	384
Interest expense	(161)	(89)	(479)	(261)
Equity in the net loss in equity method investees, net	(238)	(861)	(2,106)	(2,082)
Gain on extinguishment of liability	—	164	—	164
Other (expense) income, net	(85)	25	147	123
Income before income taxes	6,624	6,341	5,509	10,764
Provision for income taxes	(1,916)	(675)	(3,142)	(1,733)
Net income	4,708	5,666	2,367	9,031
Loss attributable to noncontrolling interests	539	251	1,484	1,122
Net income attributable to Genie Energy Ltd.	5,247	5,917	3,851	10,153
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net income attributable to Genie Energy Ltd. common stockholders	$4,877	$5,547	$2,740	$9,042

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.18	$0.21	$0.10	$0.36
Diluted	$0.18	$0.21	$0.10	$0.36
Weighted-average number of shares used in calculation of earnings per share:
Basic	26,683	25,805	26,603	24,895
Diluted	27,669	26,442	27,541	25,225

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$335	$1,082	$1,106	$3,686

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$4,708	$5,666	$2,367	$9,031
Other comprehensive income (loss):
Foreign currency translation adjustments	(265)	7	(16)	(331)
Comprehensive income	4,443	5,673	2,351	8,700
Comprehensive loss attributable to noncontrolling interests	720	280	1,959	844
Comprehensive income attributable to Genie Energy Ltd.	$5,163	$5,953	$4,310	$9,544

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Balance at January 1, 2019	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
Balance at March 31, 2019	2,322	19,743	1,574	16	25,767	257	137,884	(1,624)	2,881	(50,558)	(10,228)	98,371
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	—	—	324	—	—	—	—	324
Exercise of stock options	—	—	—	—	116	1	792	—	—	—	—	793
Other comprehensive income	—	—	—	—	—	—	—	—	254	—	(101)	153
Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(7,466)	(1,035)	(8,501)
Balance at June 30, 2019	2,322	19,743	1,574	16	25,883	258	139,000	(1,624)	3,135	(60,456)	(11,364)	88,708
Dividends on preferred stock ($0.01954) per share	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(3,415)	—	—	—	(3,415)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(315)	—	—	—	(315)
Stock compensation	—	—	—	—	2	—	341	—	—	—	—	341
Forfeiture of restricted Class B common stock	—	—	—	—	(5)	—	(6)	—	—	—	—	(6)
Exercise of stock options	—	—	—	—	64	1	439	—	—	—	—	440
Other comprehensive income	—	—	—	—	—	—	—	—	(84)	—	(181)	(265)
Net income (loss) for the three months ended September 30, 2019	—	—	—	—	—	—	—	—	—	5,247	(539)	4,708
Balance at September 30, 2019	2,322	$19,743	1,574	$16	25,944	$259	$139,774	$(5,354)	$3,051	$(57,621)	$(12,084)	$87,784

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Balance at January 1, 2018	2,322	19,743	1,574	16	23,601	236	130,870	(2,428)	3,045	(67,469)	(16,885)	67,128
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,865)	—	(1,865)
Stock-based compensation	—	—	—	—	25	—	889	—	—	—	—	889
Other comprehensive income	—	—	—	—	—	—	—	—	15	—	44	59
Net income for the three months ended March 31, 2018	—	—	—	—	—	—	—	—	—	6,154	(295)	5,859
Balance at March 31, 2018	2,322	19,743	1,574	16	23,626	236	131,759	(2,428)	3,060	(63,550)	(17,136)	71,700
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,876)	—	(1,876)
Sales of Class B common stock and warrants	—	—	—	—	1,152	12	4,295	1,693	—	—	—	6,000
Purchase of equity of subsidiary	—	—	—	—	42	—	(4,139)	—	—	—	4,139	—
Stock-based compensation	—	—	—	—	157	2	1,122	—	—	—	—	1,124
Other comprehensive income	—	—	—	—	—	—	—	—	(659)	—	262	(397)
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	—	—	(1,919)	(575)	(2,494)
Balance at June 30, 2018	2,322	19,743	1,574	16	24,977	250	133,037	(735)	2,401	(67,715)	(13,310)	73,687
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(371)	—	(371)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,017)	—	(2,017)
Class B common stock issued for GRE deferred stock units	—	—	—	—	311	3	1,883	—	—	—	—	1,886
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(783)	—	—	—	(783)
Stock compensation	—	—	—	—	260	2	873	—	—	—	—	875
Other comprehensive income	—	—	—	—	—	—	—	—	36	—	(29)	7
Net income (loss) of the three months ended September 30, 2018	—	—	—	—	—	—	—	—	—	5,917	(251)	5,666
Balance at September 30, 2018	2,322	$19,743	1,574	$16	25,548	$255	$135,793	$(1,518)	$2,437	$(64,186)	$(13,590)	$78,950

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities
Net income	$2,367	$9,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,797	1,645
Impairment of assets	—	2,742
Deferred income taxes	1,591	113
Provision for doubtful accounts receivable	453	610
Gain on sale of property and equipment	—	(18)
Stock-based compensation	1,106	3,686
Equity in the net loss in equity method investees	2,106	2,082
Gain on extinguishment of liability	—	(164)
Change in assets and liabilities:
Trade accounts receivable	(1,607)	6,648
Inventory	264	(3,926)
Prepaid expenses	(395)	143
Other current assets and other assets	1,243	2,417
Trade accounts payable, accrued expenses and other current liabilities	5,530	(4,404)
Due to IDT Corporation	(81)	(138)
Income taxes payable	563	(228)
Net cash provided by operating activities	15,937	20,239
Investing activities
Capital expenditures	(343)	(575)
Proceeds from sale of property and equipment	—	62
Payments for business acquisition, net of cash acquired	(1,852)	—
Payment for intangible acquisition	—	(745)
Investment in equity method investee	(719)	(658)
Investments in notes receivables	(214)	(1,225)
Cash transferred to Atid	—	(209)
Repayment of notes receivable	132	80
Net cash used in investing activities	(2,996)	(3,270)
Financing activities
Dividends paid	(7,220)	(6,870)
Repayment of short-term debt—Lumo Energia	(2,260)	—
Exercise of stock options	1,405	—
Purchase of Class B common stock	(3,415)	—
Proceeds from sale of Class B common stock and warrants	—	6,000
Purchase of Class B common stock from employees	(315)	—
Repayment of notes payable	(37)	(783)
Net cash used in financing activities	(11,842)	(1,653)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	(36)
Net increase in cash, cash equivalents, and restricted cash	1,111	15,280
Cash, cash equivalents, and restricted cash at beginning of period	44,197	31,927
Cash, cash equivalents, and restricted cash at end of period	$45,308	$47,207
Supplemental Schedule of Non-Cash Financing Activities
Liability incurred for acquisitions	$2,260	$—
Purchase of equity of subsidiary	$—	$(4,139)
Carrying value of assets contributed to New Atid (see Note 5)	$—	$1,000
Class B common stock issued for GRE deferred units	$—	$1,886

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet at December 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC, 100% of Genie Energy Services ("GES") and 97.0% of Genie Oil and Gas, Inc. (“GOGAS”).

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

Genie Retail Energy International, LLC ("GREI") holds the Company's 67.0% interest in its joint venture that serves retail customers in the United Kingdom ("U.K.") and its wholly-owned venture in Japan, which recently launched commercial operations. In January 2019, the Company acquired an 80.0% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland (see Note 5).

          GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism") (see Note 5), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

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

GREI and GES have outstanding deferred stock units granted to officers, employees and a contractor that represent an aggregate interest of 4.0% and 4.5% of the equity of GEIC and GRES, respectively. The deferred stock units are scheduled to vesting up to 2020.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2018 and 2017, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$38,826	$41,601
Restricted cash—short-term	5,961	1,653
Restricted cash—long-term	521	943
Total cash, cash equivalents, and restricted cash	$45,308	$44,197

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 17) and Credit Agreement with JPMorgan Chase (see Note 18). Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Natural gas	$1,112	$1,116
Renewable credits	8,025	8,654
Solar Panels:
Finished goods	276	40
Raw materials	216	83
Total solar panels inventory	492	123
Totals	$9,629	$9,893

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

The revenue from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

Practical Expedients

The Company’s performance obligations are generally pursuant to contracts for which the estimated customer relationship periods are currently less than one year. Therefore, in accordance with ASC 606, the Company generally expenses sales commissions to acquire GRE customers when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the practical expedient.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended September 30, 2019
Fixed rate	$39,994	$528	$—	$40,522
Variable rate	41,479	2,641	—	44,120
Other	—	—	1,071	1,071
Total	$81,473	$3,169	$1,071	$85,713

Three Months Ended September 30, 2018
Fixed rate	$23,382	$250	$—	$23,632
Variable rate	43,910	3,452	—	47,362
Other	—	—	848	848
Total	$67,292	$3,702	$848	$71,842

Nine Months Ended September 30, 2019
Fixed rate	$88,027	$2,313	$—	$90,340
Variable rate	108,115	24,756	—	132,871
Other	—	—	10,127	10,127
Total	$196,142	$27,069	$10,127	$233,338

Nine Months Ended September 30, 2018
Fixed rate	$61,572	$2,547	$—	$64,119
Variable rate	119,569	31,945	—	151,514
Other	—	—	1,911	1,911
Total	$181,141	$34,492	$1,911	$217,544
10

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

(in thousands)	Electricity	Natural Gas	Other	Total
Three Months Ended September 30, 2019
Non-Commercial Channel	$66,092	$2,072	$—	$68,164
Commercial Channel	15,381	1,097	—	16,478
Other	—	—	1,071	1,071
Total	$81,473	$3,169	$1,071	$85,713

Three Months Ended September 30, 2018
Non-Commercial Channel	$63,904	$3,177	$—	$67,081
Commercial Channel	3,388	525	—	3,913
Other	—	—	848	848
Total	$67,292	$3,702	$848	$71,842

Nine Months Ended September 30, 2019
Non-Commercial Channel	$164,183	$22,986	$—	$187,169
Commercial Channel	31,959	4,083	—	36,042
Other	—	—	10,127	10,127
Total	$196,142	$27,069	$10,127	$233,338

Nine Months Ended September 30, 2018
Non-Commercial Channel	$172,819	$30,876	$—	$203,695
Commercial Channel	8,322	3,616	—	11,938
Other	—	—	1,911	1,911
Total	$181,141	$34,492	$1,911	$217,544

Note 5—Acquisitions and Divestiture

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (the “Lumo Closing Date”), pursuant to a Stock Purchase Agreement dated December 17, 2018, the Company completed the purchase of an 80.0% controlling interest in Lumo Energia Oyj ("Lumo"), a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo's working capital requirements. The Company also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace its remaining debt. The secured loan is payable in 4 years and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its Class B common stock to certain of the sellers which are subject to restrictions as described in the agreement (the “Lumo Restricted Shares”). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to two years following the Lumo Closing Date. The Lumo Restricted Shares are accounted for as a share-based compensation and is amortized to the consolidated statement of income over the vesting period of two years.

Of the remaining 20.0% noncontrolling interest retained by the sellers, 12.5% is subject to restrictions, which will lapse over a period of up to three years following the Lumo Closing Date, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers, as a group, have a one-time option to sell a portion or all of their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the Lumo Closing Date.

 The Company recorded revenue for Lumo of approximately $2.6 million and $10.3 million in its consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted a preliminary assessment of certain assets and liabilities related to the acquisition of Lumo, and are continuing the review of assumptions related to intangible assets and non-controlling interests during the measurement period. If new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

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

        Between August and October 2018, the Company extended an aggregate of $1.3 million in bridge loans to Prism. The bridge loans, which were secured by a subordinated security interest in Prism’s assets as well as a second mortgage and assignment of rents on Prism’s plant and facility, bore fixed annual interest rate of 12.0%.

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

         The Company recorded revenue for Prism of approximately $0.5 million and $ 8.5 million in its consolidated statements of operations and comprehensive income for three and nine months ended September 30, 2019. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

         Prism's notes payable consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018	October 25, 2018
5.95% note payable, due in monthly payments of $7,184 including interest, through November 2019 when the balloon payment is due, collateralized by Prism's assets	$871	$893	$918
20.0% demand note payable, uncollaterlized	30	30	30
Total notes payable	901	923	948
Less: Current maturities	901	923	63
Noncurrent portion	$—	$—	$885

On April 12, 2019, Prism’s restructured its ownership. The Company now holds a 60.0% interest in Plus EnerG, Inc. ("Plus EnerG") which owns 100% of Prism.

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

Divestiture of Majority Interest in Atid Drilling Ltd.

Following the Company’s decision to suspend oil and gas exploration drilling activities at its Afek subsidiary, in June 2018, the Company initiated a plan to sell primarily all of Atid Drilling Ltd.'s ("Atid") assets and liabilities. In 2018, the Company recorded a write-down to fair value of Atid’s net assets in the amount of $2.7 million. On September 1, 2018, Genie Israel Holdings Ltd., a wholly-owned subsidiary of GOGAS (“Genie Israel”) contributed to Atid 613, the equity of Atid with net book value of $1.0 million in exchange for 37.5% interest in Atid 613. The remaining interest in Atid 613 are held by Howard Jonas, the Company’s Chairman (37.5%) and by Geoffrey Rochwarger, the Company’s former Vice Chairman (25.0%) and the Chief Executive Officer of Atid 613.

Genie Israel also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million (“Credit Facility”). The Credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of September 30, 2019, the outstanding balance of Credit Facility was nil.

Genie Israel accounts for its investments in Atid 613 using the equity method of accounting.

Pro Forma Results (unaudited)

         The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2018 as if the acquisitions of Lumo and Prism and divestiture of majority interest in Atid 613, had been completed as of the beginning 2018. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible asset amortization, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, (iii) impairment of assets related to Atid, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

(in thousands, except earnings per share)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$74,241	$223,626
Net income	1,620	8,651
Net income attributable to Genie Energy Ltd. common stockholders	2,513	9,504
Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	0.10	0.38
Diluted	0.09	0.37

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2019
Assets:
Derivative contracts	$662	$282	$—	$944
Liabilities:
Derivative contracts	$2,137	$322	$—	$2,459
December 31, 2018
Assets:
Derivative contracts	$1,107	$467	$—	$1,574
Liabilities:
Derivative contracts	$2,100	$248	$—	$2,348

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2019 and 2018.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, and other current liabilities. At September 30, 2019 and December 31, 2018, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1 and other current assets, due to IDT Corporation, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit, notes payable and other liabilities. At September 30, 2019 and December 31, 2018, other assets included notes receivable. At September 30, 2019, the outstanding balance of the sellers of Lumo's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable, revolving line of credit, notes payable and other liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2019 and 2018.

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

	Nine Months Ended September 30,
	2019	2018
Con Edison	na	12%

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated gross trade accounts receivable by utility company that equal or exceed 10% of consolidated gross trade accounts receivable at September 30, 2019 and December 31, 2018 (no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable at September 30, 2019 or December 31, 2018):

	September 30, 2019	December 31, 2018
Jersey Central Power & Light	11%	na

na-less than 10% of consolidated revenue in the period
16

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2019, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2019 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter 2019	77,127	1,245,560
First quarter 2020	310,518	1,385,675
Second quarter 2020	16,040	111,550
Third quarter 2020	22,800	64,552
Fourth quarter 2020	5,120	64,351
First quarter 2021	—	71,050
Second quarter 2021	—	52,100
Third quarter 2021	—	38,600
Fourth quarter 2021	—	32,400
First quarter 2022	—	26,450
Second quarter 2022	—	15,000
Third quarter 2022	—	1,650
Fourth quarter 2022	—	200

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2019	December 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$941	$1,116
Energy contracts and options	Other assets	3	458
Total derivatives not designated or not qualifying as hedging instruments — Assets		$944	$1,574

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$2,349	2,028
Energy contracts and options	Other liabilities	110	320
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$2,459	$2,348

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2019	2018	2019	2018
		(in thousands)
Energy contracts and options	Cost of revenues	$(5,367)	$1,462	$(16,197)	$1,911

Note 8—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy (the “JV Agreement”). Through September 30, 2019, The Company contributed a total of $5.5 million to Shoreditch. The Company owns 67.0% of the equity.

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

In 2018, the Company extended $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2.0% and is due, together with the principal amount on September 17, 2023. As of September 30, 2019, the outstanding balance, including accrued interest, of the EGC Loan was $ 0.2 million.

At September 30, 2019, the net book value of the Company's investment in Shoreditch was nil. There were no other arrangements, events or circumstances that could expose the Company to additional loss, aside from the balance of EGC Loan discussed above.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues	$6,104	$437	$14,809	$766
Operating expenses:
Cost of revenues	5,915	455	14,107	825
Selling, general and administrative	3,045	1,152	7,514	2,916
Loss from operations	(2,856)	(1,170)	(6,812)	(2,975)
Other	—	—	—	—
Net loss	$(2,856)	$(1,170)	$(6,812)	$(2,975)
Genie’s equity in net loss	$—	$(767)	$(1,938)	$(1,988)

Investment in Atid 613

As discussed in Note 5, Acquisitions and Divestiture, in September 2018, the Company divested a majority interest in Atid in exchange for 37.5% interest in Atid 613 which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues	$774	$—	$3,499	$—
Operating expenses:	1,141	256	3,684	256
Loss from operations	(367)	(256)	(185)	(256)
Others	(28)	7	(47)	7
Net loss	$(395)	$(249)	$(232)	$(249)
Genie’s equity in net loss	$148	$94	$78	$94

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bear no interest and mature on March 1, 2020. If the loans are not settled by the maturity date, the loans will bear interest from the maturity date at a rate of 5.5%.

At September 30, 2019, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

At September 30, 2019, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was its net book value of investment of $0.5 million and $0.2 million of notes receivable, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2019 to September 30, 2019:

(in thousands)	GRE	GRE International	GES	Total
Balance at January 1, 2019	$9,998	$—	$1,084	$11,082
Prism acquisition purchase price allocation adjustment (see Note 5)	—	—	(280)	(280)
Acquisition of Lumo (see Note 5)	—	2,090	—	2,090
Translation adjustment	—	(117)	—	(117)
Balance at September 30, 2019	$9,998	$1,973	$804	$12,775

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
September 30, 2019
Patents and trademarks	17.1 years	$3,834	$491	$3,343
Non-compete agreements	1.6 years	148	118	30
Customer relationships	3.9 years	6,887	3,607	3,280
Licenses	10 years	895	104	791
Total		$11,764	$4,320	$7,444
December 31, 2018
Trademark	17.3 years	$3,470	$288	$3,182
Non-compete agreement	2.0 years	115	112	3
Customer relationships	4.0 years	4,612	2,334	2,278
Licenses	10.0 years	895	37	858
Total		$9,092	$2,771	$6,321

Amortization expense of intangible assets (including minimal amount reported in cost of revenues) was $0.5 million and $1.5 million in three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.7 million in three and nine months ended September 30, 2018, respectively. The Company estimates that amortization expense of intangible assets will be $0.5 million, $2.0 million, $1.0 million, $0.5 million, $0.5 million and $2.9 million for the remaining of 2019, 2020, 2021, 2022, 2023 and thereafter, respectively.

Note 10—Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2019 and 2030. The Company has no finance leases.
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

(in thousands)	September 30, 2019

ROU Assets	$2,490

Current portion of operating lease liabilities	491
Noncurrent portion of operating lease liabilities	2,033
Total	$2,524

At September 30, 2019, the weighted average remaining lease term is 7.8 years and the weighted average discount rate is 7.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the nine months ended September 30, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$471

ROU assets obtained in the exchange for lease liabilities
Operating leases	$172

Future lease payments under operating leases as of September 30, 2019 were as follows:

(in thousands)
Remainder of 2019	$175
2020	632
2021	551
2022	242
2023	221
Thereafter	1,530
Total future lease payments	3,351
Less imputed interest	827
Total operating lease liabilities	$2,524

Rental expenses under operating leases were $0.2 million and $0.7 million in the three and nine months ended September 30, 2019 respectively and $0.1 million and $0.4 million in three and nine months ended September 30, 2018, respectively.

Note 11—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the nine months ended September 30, 2019 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 16, 2019	$0.1594	$370	February 6, 2019	February 15, 2019
April 10, 2019	0.1594	370	May 6, 2019	May 15, 2019
July 16, 2019	0.1594	370	August 6, 2019	August 15, 2019

Class A Common Stock and Class B Common Stock
March 7, 2019	$0.0750	$2,006	February 6, 2019	March 23, 2019
May 2, 2019	0.0750	2,062	May 20, 2019	May 31, 2019
August 1, 2019	0.0750	2,042	August 16, 2019	August 23, 2019

On October 25, 2019, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2019. The dividend will be paid on or about November 15, 2019 to stockholders of record as of the close of business November 6, 2019.

On November 6, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the third quarter of 2019. The dividend will be paid on or about November 29, 2019 to stockholders of record as of the close of business on November 18, 2019.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In third quarter of 2019, the Company acquired 470,147 Class B common stock under the stock repurchase program for an aggregate amount of $3.4 million. There were no other repurchases under this program in the nine months ended September 30, 2019 and no repurchases under this program in the nine months ended September 30, 2018. At September 30, 2019, 6.4 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and a principal owner, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of September 30, 2019, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

Purchase of Equity of Subsidiary

In June 2018, an entity affiliated with Lord (Jacob) Rothschild exercised its option to exchange its 5.0% equity interest in GOGAS for 41,667 shares of the Company’s Class B common stock. The fair value of the shares of Class B common stock at the time of the exchange was $0.22 million. The Company’s ownership of GOGAS increased from 92.0% to 97.0% upon the completion of the exchange.

Issuance of Class B Common Stock

In January 2, 2019, as part of the acquisition of Lumo, the Company issued 176,104 shares of its Class B common stock to the sellers which are subject to restrictions that lapse over time (see Note 5 — Acquisitions and Divestiture).

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

As of September 30, 2019, there was approximately $2.0 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 1.83 years.

GRES and GREI Equity Grants

In August 2017, Genie Retail Energy International, LLC ("GREI"), a subsidiary of GRE, which holds the Company's interests in ventures in the U. K., Japan and Finland, granted deferred stock units in GREI representing an aggregate of 4.0% of the outstanding equity in GREI to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GREI deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GREI recognized minimal amounts of compensation costs related to the vesting of the GREI deferred stock for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, the unrecognized compensation cost relating to these grants was minimal.

In August 2017, Genie Retail Energy Services, LLC ("GRES"), a subsidiary of GRE, granted deferred stock units in GES representing an aggregate of 4.5% of the outstanding equity in GRES to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GRES deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GRES recognized minimal compensation costs related to the vesting of the GRES deferred stock units the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, the unrecognized compensation cost relating to these grants was minimal.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(238)	$(392)	$(304)	$(913)
Aggregate funding provided by the Company, net	$(304)	$(479)	$(311)	$(422)

Summarized combined balance sheet amounts related to CCE was as follows:

(in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$237	$70
Restricted cash	13	—
Trade accounts receivable	420	623
Prepaid expenses and other current assets	420	411
Other assets	359	359
Total assets	$1,449	$1,463
Liabilities and noncontrolling interests
Current liabilities	$493	$513
Due to IDT Energy	2,260	1,949
Noncontrolling interests	(1,304)	(999)
Total liabilities and noncontrolling interests	$1,449	$1,463

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Income Taxes

The following table provided a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reported tax rate	28.9%	10.6%	57.0%	16.1%

The increases in the reported tax rate for the three and nine months ended September 30, 2019 compared to the same period in 2018 is a direct result of the release of the U.S. valuation allowance recorded in the fourth quarter of 2018. In the three and nine months ended September 30, 2019, Genie entities based in the U.S. generated higher pre-tax earnings compared to 2018 that resulted in increased tax liabilities. Genie's non-U.S. entities continue to maintain a valuation allowance on their deferred tax assets.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Basic weighted-average number of shares	26,683	24,805	26,603	24,895
Effect of dilutive securities:
Stock options and warrants	737	181	744	68
Non-vested restricted Class B common stock	249	456	194	262
Diluted weighted-average number of shares	27,669	25,442	27,541	25,225

The following shares were excluded from the diluted earnings per share computation because the exercise price of the stock options were greater that the average market price of the Company's stock during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock options	126	341	126	341

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

The Company leases office space and parking in New Jersey and Israel from Rafael Holdings, Inc. ("Rafael"). Howard S. Jonas is the Chairman of the Board of Directors and Chief Executive Officer of Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
			(in thousands)
Amount IDT charged the Company	$260	$224	$698	$920
Amount the Company charged IDT	$36	$73	$115	$302
Amount Rafael charged the Company	$56	$53	$166	$107

The following table presents the balance of receivables and payables to IDT and Rafael:

(in thousands)	September 30, 2019	December 31, 2018
	(in thousands)
Due to IDT	$189	$267
Due from IDT	$36	$33
Due to Rafael	$19	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There is minimal amount due from Zedge at September 30, 2019 and December 31, 2018

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the three and nine months ended September 30, 2019 and 2018 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of September 30, 2019.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in fourth quarter of 2018 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of September 30, 2019. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

See Note 8 for details of notes receivables from Atid 613.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended September 30, 2019
Revenues	$81,649	$3,039	$1,025	$—	$—	$85,713
Income (loss) from operations	10,856	(1,560)	(798)	(283)	(1,270)	6,945
Equity in the net loss of equity method investees	—	—	—	148	90	238

Three Months Ended September 30, 2018
Revenues	70,994	—	678	170	—	71,842
Income (loss) from operations	10,469	(328)	(165)	(1,022)	(2,047)	6,907
Impairment of assets	—	—	—	451	—	451
Equity in the net loss of equity method investees	—	767	—	94	—	861

Nine Months Ended September 30, 2019
Revenues	212,598	10,751	9,989	—	—	233,338
Income (loss) from operations	18,941	(4,911)	(1,711)	(828)	(3,989)	7,502
Equity in the net loss of equity method investees	—	1,938	—	78	90	2,106

Nine Months Ended September 30, 2018
Revenues	215,635	—	1,739	170	—	217,544
Income (loss) from operations	25,632	(472)	(344)	(5,756)	(6,624)	12,436
Impairment of assets	—	—	—	2,742	—	2,742
Equity in net loss of equity method investees	—	1,988	—	94	—	2,082

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
September 30, 2019	$107,876	$10,103	$11,163	$13,349	$7,739	$150,230
December 31, 2018	113,918	3,654	11,519	15,375	2,398	146,864

Note 17—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On November 30, 2018, IDT Energy filed its Answer and Defenses to the complaint and the parties are now engaged in discovery. On July 10, 2019, IDT Energy filed a motion to (1) compel arbitration of claims made by one of the named plaintiffs along with a stay of litigation against such named plaintiff pursuant to terms alleged to have been opted in and agreed to, and (2) bifurcation of individual and class claims to expedite discovery and dispositive motions related to the named plaintiffs. On September 19, 2019, IDT Energy filed a motion for summary judgement on personal jurisdiction grounds as to one of the Plaintiffs. IDT Energy's motion for bifurcation of discovery was granted and the ruling on the other motions is scheduled for January 9, 2020. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2019.

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

Under the Settlement Agreement, the Company agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has expired, and in first quarter of 2018, based on the claims received and related administrative costs, the Company estimated that the total settlement payment would be approximately $7.6 million. In the second quarter of 2019, the Company paid all remaining liabilities related to the class-action lawsuit.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee is seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity and plans to vigorously defend this action. Separately, the Company will be seeking indemnification from Krieger under the terms of the agreement related to the purchase of REH. On October 8, 2019, the court heard oral arguments on preliminary pre-discovery motions made by Krieger and REH to dismiss the case based on the legal insufficiency of Trustee's complaint. The motions were denied to allow initial discovery to proceed. REH and the TSE entities filed their reply on November 8, 2019 and plan to renew efforts to dismiss the claims. Based upon the Company preliminary assessment of this matter, a loss based on the merits is not probable, nor is the amount of loss, if any, estimable as of September 30, 2019.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. There is insufficient basis to deem the loss probable or to assess the amount of any possible loss. As of September 30, 2019, New York represented 24.0% of GRE’s total meters served and 17.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and nine months ended September 30, 2019, gross revenue from New York was $14.9 million and $47.6 million, respectively.

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

On March 27, 2018, the New York Court of Appeals granted Motions for Leave to Appeal the question of whether the New York Legislature ever imparted to the PSC the authority to regulate the rates that private, non-monopoly REPs charge their customers. On March 19, 2019, the Court of Appeals heard oral arguments regarding the decision entered by the Appellate Division, Third Department, concerning the issue of the scope of the PSC’s authority over REPs under the Public Service Law, and to pronounce New York law on that issue. On May 9, 2019, the Court of Appeals ruled that although PSC has no direct pricing authority over private non-monopoly REPs, their authority to regulate and control access to public utility infrastructure allows them to impose price caps on the prices that non-monopoly REPs charge customers for natural gas and electricity. There is insufficient basis to deem the loss probable or to assess the amount of any possible loss.

 Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of the Company’s subsidiary Town Square Energy, LLC. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Following the settlement discussions, Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square will pay a forfeiture fee of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly reports for a one-year period. In connection with the foregoing, the Company has accrued $0.2 million in third quarter of 2018. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. As of September 30, 2019, Town Square in Ohio represented 0.2% of GRE’s total meters served and 0.2% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019, Town Square in Ohio gross revenues was $0.1 million and $0.5 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of September 30, 2019, Town Square’s Connecticut customer base represented 13.2% of GRE’s total meters served and 15.5% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019, Town Square’s gross revenues from sales in Connecticut was $12.3 million and $26.8 million, respectively. As of June 30, 2019, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million as a reduction of electricity revenues in the consolidated statement of operations. As of September 30, 2019, IDT Energy Illinois represented 3.8% of GRE’s total meters served and 2.0% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019, IDT Energy’s gross revenues from sales in Illinois were $2.9 million and $8.1 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $137.7 million at September 30, 2019, of which $103.3 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2019 are expected to be paid as follows:

(in thousands)
Remainder of 2019	$30,375
2020	73,019
2021	23,847
2022	9,498
2023	495
Thereafter	515
Total payments	$137,749

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2019, GRE had commitments to purchase renewable energy credits of $34.5 million.

Performance Bonds

GRE has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2019, GRE had aggregate performance bonds of $12.4 million outstanding.

BP Energy Company Preferred Supplier Agreement

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP, which was amended as of June 7, 2018. The agreement's termination date is November 30, 2021. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2019, the Company was in compliance with such covenants. At September 30, 2019, restricted cash—short-term of $0.8 million and trade accounts receivable of $40.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.9 million at September 30, 2019.

Note 18—Lines of Credit

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At September 30, 2019 and December 31, 2018, $2.5 million was outstanding under the revolving line of credit. At September 30, 2019 and December 31, 2018, the effective interest rate was 6.63% and 7.24% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants.

On December 18, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, September 30, 2019, there were no amounts borrowed under the line of credit. At September 30, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Through a joint venture, in which the Company owns 67.0% interest, GRE International has been serving customers in Great Britain and acquired a license to service customers in Japan through a wholly owned subsidiary. In January 2019, the Company acquired an 80.0% interest in Lumo Energia Ojy ("Lumo"), a REP with approximately 32,000 residential customers in Finland.

In the first quarter of 2019, we revised our reportable segments in connection with the acquisition of an 80.0% interest in Lumo Energia Ojy ("Lumo"). We bifurcated GRE, creating GRE International into a separate reportable segment which will include REPs outside North America, currently includes Lumo, Genie Japan and our share of operations of Shoreditch Energy Limited ("Shoreditch").

GES oversees Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and manages our 60.0% controlling interest in Prism. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

The Company also operates (and owns 97.0% of the equity of) GOGAS, an oil and gas exploration company and owns a minority interest in a contracted drilling services company ("Atid 613"). GOGAS’ four exploration projects are inactive. GOGAS holds 86.1% interest in Afek Oil and Gas ("Afek"), an oil and gas exploration project in the Golan Heights in Northern Israel. Until September 2018, GOGAS also owned Atid, a drilling services company operating in Israel.

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

Genie Retail Energy

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s and GRE International's REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 50% and 45% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2018 and 2017, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30% of GRE’s REPs’ electricity revenues for the relevant years were generated in the third quarter of 2018 and 2017, respectively. Our revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Under the Settlement Agreement, we agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has expired, and in first quarter of 2018, based on the claims received and related administrative costs, we estimated that the total settlement payment will be approximately $7.6 million. In second quarter 2019, we paid all remaining liabilities related to the class-action lawsuit.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. The parties recently completed post-hearing briefing in the proceedings. The Company is evaluating the potential impact of any new order from the PSC that may follow from the evidentiary process, while preparing various contingencies for operation in compliance with any new requirements that may be imposed. Depending on the final language of any new order, as well as the Company’s ability to modify its relationships with its New York customers, an order could have a substantial impact upon the operations of GRE’s REPs in New York. As of September 30, 2019, New York represented 24.0% of GRE’s total meters served and 17.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and nine months ended September 30, 2019, New York gross revenues were $14.9 million and $47.6 million, respectively.

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

Ohio Public Utilities Commission

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of our subsidiary Town Square Energy, LLC. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square has and continues to cooperate fully with the PUCO’s investigation. Pending the outcome of the investigations, and in response to the PUCO’s recommendation, Town Square temporarily ceased further marketing activity in Ohio. Town Square also undertook various remedial measures which included retraining its vendors. Subsequently, on January 16, 2018, the PUCO issued its findings that Town Square was in probable non-compliance with various sections of the Ohio Administrative Code and proposed various corrective actions which included agent retraining, development of an effective quality assurance program and advising customers that they have the option to enroll with Town Square or switch their service to the regular utilities. Following the settlement discussion, Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square will pay a forfeiture fee of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly report for a one-year period. In connection with the foregoing, we accrued $0.2 million in the third quarter of 2018. If the parties are successful in reaching settlement, Town Square intends to resume marketing activity. As of September 30, 2019, Town Square in Ohio represented 0.2% of GRE’s total meters served and 0.2% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019, Town Square in Ohio gross revenues were $0.1 million and $0.5 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of September 30, 2019, Town Square’s Connecticut customer base represented 13.2% of GRE’s total meters served and 15.5% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019, Town Square’s gross revenues from sales in Connecticut were $12.3 million and $26.8 million, respectively. As of September 30, 2019, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of September 30, 2019, Illinois represented 3.8% of GRE’s total meters served and 2.0% of the total RCEs of GRE’s customer base. For the three and nine months ended September 30, 2019 and 2018, IDT Energy’s gross revenues from sales in Illinois were $2.9 million and $8.1 million, respectively.

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

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues:
Electricity	$78,480	$67,292	$11,188	16.6%	$185,529	$181,143	$4,386	2.4%
Natural gas	3,169	3,702	(533)	(14.4)	27,069	34,492	(7,423)	(21.5)
Total revenues	81,649	70,994	10,655	15.0	212,598	215,635	(3,037)	(1.4)
Cost of revenues	55,953	50,083	5,870	11.7	153,980	154,745	(765)	(0.5)
Gross profit	25,696	20,911	4,785	22.9	58,618	60,890	(2,272)	(3.7)
Selling, general and administrative expenses	14,840	10,442	4,398	42.1	39,677	35,258	4,419	12.5
Income from operations	$10,856	$10,469	$387	3.7%	$18,941	$25,632	$(6,691)	(26.1)%

Revenues. Electricity revenues increased in three months ended September 30, 2019 compared to the same period in 2018. The increase is due to increases in both electricity consumption and the average rate per kilowatt hour sold in the three months ended September 30, 2019 compared to the same period in 2018. Electricity consumption by GRE’s REPs' customers increased 15.1% in the three months ended September 30, 2019, compared to the same period in 2018. The increase in electricity consumption reflected an increase in average number of meters served and average consumption per meter, which increased by 12.8% and 2.0%, respectively, in the three months ended September 30, 2019 compared to the same period in 2018, The average rate per kilowatt hour sold increased 1.4% in the three months ended September 30, 2019 compared to the same period in 2018.

GRE’s electricity revenues increased in the nine months ended September 30, 2019 compared to the same period in 2018 due to an increase in both electricity consumption and the average rate per kilowatt hour sold in the nine months ended September 30, 2019 compared to the same period in 2018. Electricity consumption by GRE’s REPs’ customers increased by 0.8% in the nine months ended September 30, 2019 compared to the same period in 2018. The increase in electricity consumption reflected an increase in average consumption per meter partially offset by decrease in average number of meters served. Average consumption per meter increased 3.8% in the nine months ended September 30, 2019 compared to the same period in 2018, while the average number of meters served decreased by 2.8% in the nine months ended September 30, 2019, compared to the same period in 2018. The average rate per kilowatt hour sold increased 1.6% in the nine months ended September 30, 2019 compared to the same period in 2018 reflecting an increase in the underlying commodity cost.

GRE’s natural gas revenues decreased in the three months ended September 30, 2019 compared to the same period in 2018. The average rate per therm sold decreased 6.3% in the three months ended September 30, 2019 compared to the same period in 2018. Natural gas consumption by GRE’s REPs’ customers decreased 8.6% in the three months ended September 30, 2019 compared to the same period in 2018 reflecting a 6.3% decrease in average meters served in the three months ended September 30, 2019 compared to the same period in 2018 and a decrease of 2.5% in average consumption per meter in the three months ended September 30, 2019 compared to the same period in 2018.

GRE’s natural gas revenues decreased in the nine months ended September 30, 2019 compared to the same period in 2018. Natural gas consumption by GRE’s REPs’ customers decreased by 22.2% in the nine months ended September 30, 2019 compared to the same period in 2018, reflecting a 19.7% decrease in average meters served in the nine months ended September 30, 2019 compared to the same period in 2018 and a decrease of 3.1% in average consumption per meter in the nine months ended September 30, 2019 compared to the same period in 2018. The decreases were partially offset by a 0.9% increase in the average rate per therm sold in the nine months ended September 30, 2019 compared to the same period in 2018.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Meters at end of quarter:
Electricity customers	314	307	277	245	269
Natural gas customers	74	71	67	70	73
Total meters	388	378	344	315	342

Gross meter acquisitions in three months ended September 30, 2019, were 76,000 compared to 45,000 in 2018. Gross meter acquisitions in nine months ended September 30, 2019, were 252,000 compared to 157,000 in 2018.

Gross meter acquisitions for the nine months ended September 30, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters. Meters served increased by 10,000 or 2.6% from June 30, 2019 to September 30, 2019. Meters served increased by 73,000 or 23.1% from December 31, 2018 to September 30, 2019. In the three months ended September 30, 2019 average monthly churn decreased to 5.3% compared to 5.7% for same period in 2018. In nine months ended September 30, 2019 average monthly churn decreased to 5.0% compared to 6.3% for same period in 2018. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography.

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

(in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
RCEs at end of quarter:
Electricity customers	266	259	243	195	216
Natural gas customers	61	59	57	58	59
Total RCEs	327	318	300	253	275

RCEs increased 18.9% at September 30, 2019 compared to September 30, 2018 primarily due to the acquisition of relatively higher consumption meters in recent quarters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of revenues:
Electricity	$53,989	$47,861	$6,128	12.8%	$135,898	$130,328	$5,570	4.3%
Natural gas	1,964	2,222	(258)	(11.6)	18,082	24,417	(6,335)	(25.9)
Total cost of revenues	$55,953	$50,083	$5,870	11.7%	$153,980	$154,745	$(765)	(0.5)%

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Gross margin percentage:
Electricity	31.2%	28.9%	2.3%	26.8%	28.1%	(1.3)%
Natural gas	38.0	40.0	(2.0)	33.2	29.2	4.0
Total gross margin percentage	31.5%	29.5%	2.0%	27.6%	28.2%	(0.6)%

Cost of revenues for electricity increased in the three months ended September 30, 2019 compared to the same period in 2018 primarily because of increases in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 2.0% in the three months ended September 30, 2019 compared to the same period in 2018. Gross margin on electricity sales increased in the three months ended September 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased more than the average unit cost of electricity.

Cost of revenues for electricity increased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily because of increases in the average unit cost of electricity and in electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 3.4% in the three months ended September 30, 2019 compared to the same period in 2018. The increase in unit cost is partially due to losses incurred by GRE related to hedging activities. Gross margin on electricity sales decreased in the three months ended September 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased less than the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended September 30, 2019 compared to the same period in 2018 primarily because of decreases in the average unit cost of natural gas and natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 3.3% in the three months ended September 30, 2019 compared to the same period in 2018. Gross margin on natural gas sales decreased in the three months ended September 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Cost of revenues for natural gas decreased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily because of decreases in the natural gas consumption by GRE's REPs' customers the average unit cost of natural gas. The average unit cost of natural gas decreased 4.6% in the nine months ended September 30, 2019 compared to the same period in 2018. Gross margin on natural gas sales decreased in the nine months ended September 30, 2019 compared to the same period in 2018 because the average rate charged to customers increased less than the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the increase in customer acquisition costs related to increased pace of customer acquisition activities and the increase in gross customer additions. Commission expenses increased $2.3 million and $3.4 million in the three and nine months ended September 30, 2019,compared to the same periods in 2018. In third quarter of 2019, we reversed $1.7 million of  legal expense accrued in prior quarters related to the settlement of the class-action lawsuit discussed above. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 14.7% in the three months ended September 30, 2018 to 18.2% in the three months ended September 30, 2019 and from 16.4% in the  nine months ended September 30, 2018 to 18.7% in the nine months ended September 30, 2019.

GRE International Segment

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(amounts in thousands)	2019	2018	$	%		2019	2018	$	%
Revenues	$3,039	$—	$3,039	nm	%	$10,751	$—	$10,751	nm	%
Cost of revenue	2,643	—	2,643	nm		10,134	—	10,134	nm
Gross loss	396	—	396	nm		617	—	617	nm
Selling, general and administrative expenses	1,956	328	1,628	496.3		5,528	472	5,056	1,071.2
Loss from operations	$(1,560)	$(328)	$(1,232)	375.6		$(4,911)	$(472)	$(4,439)	940.5
Equity in net loss of joint venture	$—	$767	$(767)	(100.0)%		$1,938	$1,988	$(50)	(2.5)%

nm—not meaningful

GRE International, holds our stakes in REPs outside of North America These businesses currently include our stake in Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, and Lumo, which operates in Finland. We account for our investments in Shoreditch under the equity method of accounting. Under this method we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs, including Shoreditch increased to 103,000 at September 30, 2019 from 69,000 at June 30, 2019 primarily as a result of the acquisition of Lumo in January 2019 as well as growth in Lumo and Shoreditch. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at September 30, 2019 increased to 55,000 from 39,000 at June 30, 2019 primarily from the increase in meters served as discussed above.

Revenue and Cost of Revenue.  GRE International's revenues and cost of revenue in the three and nine months ended September 30, 2019 pertains to operation of Lumo.

Equity in net loss of joint venture. We account for our ownership interest in Shoreditch using the equity method since we have the ability to exercise significant influence over Shoreditch's operating and financial matters, although we do not control Shoreditch. In second quarter of 2019, the book value the Company's investment in Shoreditch was reduced to nil as a result of the Company's share in accumulated losses of Shoreditch using the equity method of accounting. The Company did not recognize any share in net losses Shoreditch for the three months ended September 30, 2019. The Company's share in Shoreditch’s net loss for the three months ended September 30, 2018 was $0.8 million. The Company's share in Shoreditch’s net loss for the nine months ended September 30, 2019 was $1.9 million compared to $2.0 million for the same period in 2018. The decrease is mainly a result of not recording the Company's share in net losses for three months ended September 30, 2019.

GES Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$1,025	$678	$347	51.2%	$9,989	$1,739	$8,250	nm	%
Cost of revenue	763	416	347	83.4	8,303	925	7,378	nm
Gross profit	262	262	—	—	1,686	814	872	107.1
Selling, general and administrative expenses	1,016	427	589	137.9	3,246	1,158	2,088	nm
Research and development	44	—	44	nm	151	—	151	nm
Loss from operations	$(798)	$(165)	$(633)	383.6%	$(1,711)	$(344)	$(1,367)	nm	%

nm—not meaningful

Revenue.  GES' revenues increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in revenues were the result of our acquisition of a controlling interest in Prism in October 2018. Revenues from Prism in the three and nine months ended September 30, 2019 were $0.5 million and $8.5 million, respectively. Revenues from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenues increased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily as a result of the Prism acquisition in October 2018. Cost of revenues from Prism in the three and nine months ended September 30, 2019 were $0.5 million and $7.3 million, respectively. Cost of revenues in the three and nine months ended September 30, 2018 relates to Diversegy commission expense incurred by our energy brokerage and marketing services businesses.

General and Administrative. General and administrative expenses increased the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily because of the acquisition of Prism offset by decrease in operating expenses of Diversegy.

Genie Oil and Gas Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Revenue	$—	$(170)	$170	nm	$—	$(170)	$170	nm

General and administrative	283	741	$(458)	(61.8)	828	2,940	$(2,112)	(71.8)
Exploration expense	—	—	—	nm	—	244	(244)	(100.0)
Impairment of assets	—	451	(451)	nm	—	2,742	(2,742)	(100.0)
Loss from operations	$283	$1,022	$(739)	(72.3)	$828	$5,756	$(4,928)	(85.6)%
Equity in net loss of Atid 613	$148	$94	$54	57.4	$78	$94	$(16)	(17.0)

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three and  nine months ended September 30, 2019 compared to the same periods in 2018 because of decrease in payroll and related expenses and depreciation expense, primarily due to our divestiture of a controlling interest in Atid in third quarter of 2018.

Exploration. Exploration expense in the nine months ended September 30, 2018 was primarily incurred in the wrap-up of the suspended drilling operations. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. The final testing on an existing well is expected to take place within the next two quarters.

Impairment of Assets. In the three and nine months ended September 30, 2018, we recorded an impairment of assets of  $0.5 million and $2.7 million, respectively, related to the decision to divest our majority interest in Atid.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
General and administrative and loss from operations	$1,270	$2,047	$(777)	(38.0)%	$3,989	$6,624	$(2,635)	(39.8)%

Corporate general and administrative expenses decreased in the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily because of decreases in severance expense and payroll and related expense, including a decrease in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 2.9% in the three months ended September 30, 2018 to 1.5% in the three months ended September 30, 2019 and decreased from 3.0% in the nine months ended September 30, 2018 to 1.7% in the nine months ended September 30, 2019.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.3 million and $1.1 million in the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $3.7 million in the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.1 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2019	2018	$	%	2019	2018	$	%
Income from operations	$6,945	$6,907	$38	0.6%	$7,502	$12,436	$(4,934)	(39.7)%
Interest income	163	195	(32)	(16.4)	445	384	61	15.9
Interest expense	(161)	(89)	(72)	80.9	(479)	(261)	(218)	83.5
Equity in net loss in equity method investees	(238)	(861)	623	(72.4)	(2,106)	(2,082)	(24)	1.2
Other (expense) income, net	(85)	25	(110)	(440.0)	147	123	24	19.5
Gain on extinguishment of liability	—	164	(164)	(100.0)	—	164	(164)	(100.0)
Provision for income taxes	(1,916)	(675)	(1,241)	183.9	(3,142)	(1,733)	(1,409)	81.3
Net income	4,708	5,666	(958)	(16.9)	2,367	9,031	(6,664)	(73.8)
Net loss attributable to noncontrolling interests	539	251	288	114.7	1,484	1,122	362	32.3
Net income attributable to Genie	$5,247	$5,917	$(670)	(11.3)%	$3,851	$10,153	$(6,302)	(62.1)%

Other Income (Expense), net.  Other income, net in the three and nine months ended September 30, 2019consisted primarily of foreign currency transaction gains. Other expense, net in the three and nine months ended September 30, 2018 consisted primarily of foreign currency transaction losses.

Benefit from (Provision for) Income Taxes. The increase in the reported tax rate for the three months ended September 30, 2019, compared to the same period in 2018 is a direct result of the release of the U.S. valuation allowance recorded in the fourth quarter of 2018. In the three and nine months ended September 30, 2019, Genie entities based in the U.S. generated higher pre-tax earnings compared to 2018 that resulted in increased tax liabilities. Genie's non-U.S. entities continue to maintain a valuation allowance on their deferred tax assets.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2019 compared to the similar periods in 2018 was primarily due to the noncontrolling interest related to Prism, which the Company acquired in October 2018, and Lumo, which the Company acquired in January 2019, partially offset by a decrease in net loss of Afek and  CCE.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $38.8 million balance of unrestricted cash and cash equivalents that we held at September 30, 2019 will be sufficient to meet our currently anticipated cash requirements for at least the period from October 1, 2019 to November 12, 2020.

At September 30, 2019, we had working capital (current assets less current liabilities) of $46.6 million.

	Nine Months Ended September 30,
(in thousands)	2019	2018
	(in thousands)
Cash flows provided by (used in):
Operating activities	$15,937	$20,239
Investing activities	(2,996)	(3,270)
Financing activities	(11,842)	(1,653)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(36)
Increase in cash, cash equivalents, and restricted cash	$1,111	$15,280

Operating Activities

Cash provided by operating activities was $15.9 million and $20.2 million in the nine months ended September 30, 2019 and 2018, respectively. Net income after non-cash adjustments decreased cash flows by $9.3 for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease is primarily the result of decrease in the gross margin in the GRE segment during the nine months ended September 30, 2019 compared to the same period in 2018 and losses incurred by Prism and Lumo which we acquired in October 2018 and January 2019, respectively.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital increase cash flows by $6.0 million for the nine months ended September 30, 2019, compared to the same period in 2018. Changes in other assets decreased cash flows by $1.0 million for the nine months ended September 30, 2019, compared to the same period in 2018.

As of November 19, 2015, certain of GRE’s REPs entered into an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which was amended as of June 7, 2018. The agreement’s termination date is November 30, 2021. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2019, we were in compliance with such covenants. At September 30, 2019, restricted cash—short-term of $0.8 million and trade accounts receivable of $40.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.9 million at September 30, 2019.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.3 million in the nine months ended September 30, 2019 compared to $0.6 million in the nine months ended September 30, 2019. We had purchase commitments of $137.7 million at September 30, 2019, of which $103.3 million was for purchases of electricity. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2019 will be between $0.5 million and $1.0 million.

We received $0.1 million from an employee for the repayment of notes receivable in the nine months ended September 30, 2019.

On January 2, 2019, we completed the purchase of an 80.0% controlling interest in Lumo. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt.

In the nine months ended September 30, 2019 the Company invested $.07 million to equity method investees.

Financing Activities

In each of the nine months ended September 30, 2019 and 2018, we paid aggregate quarterly Base Dividends of $0.4782 per share, $1.1 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On October 25, 2019, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about November 15, 2019 to stockholders of record as of the close of business on November 6, 2019.

In the nine months ended September 30, 2019 and 2018, we paid aggregate quarterly dividends of $0.225 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $6.1 million and $5.6 million for the nine months ended September 30, 2019 and 2018. On November 6, 2019, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 29, 2019 to stockholders of record as of the close of business on November 18, 2019.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC, or Vantage, for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. On April 4, 2017, the borrowers borrowed $4.3 million under this facility, which included $1.8 million that was previously outstanding under the credit facility between REH and Vantage. The REH Credit Agreement with Vantage was terminated in connection with the entry into this credit agreement. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. Outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. In the nine months ended September 30, 2019, there were no amounts borrowed or repaid under the line of credit. At September 30, 2019, $2.5 million was outstanding under the line of credit and the effective interest rate was 6.6% per annum.

On December 18, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) for a $5.0 million credit line facility (“Credit Line”) which expires on December 31, 2019. The Company will pay a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of September 30, 2019, there were no amounts borrowed under the line of credit. At September 30, 2019 the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the nine months ended September 30, 2019, we received proceeds of $1.4 million from the exercise of stock options for which we issued 205,350 shares of our Class B common stock. There were no stock option exercises in the nine months ended September 30, 2018.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In third quarter of 2019, the Company acquired 470,147 Class B common stock under the stock repurchase program for an aggregate amount of $3.4 million. There were no repurchases under this program in the nine months ended September 30, 2018. At September 30, 2019, 6.4 million shares remained available for repurchase under the stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2019, GRE had aggregate performance bonds of $12.4 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2019 had remained the same as in the three months ended September 30, 2018, our gross profit from electricity sales would have decreased by $2.1 million and our gross profit from natural gas sales would have increased by $0.1 million in the three months ended September 30, 2019. Hypothetically, if our gross profit per unit in the nine months ended September 30, 2019 had remained the same as in the nine months ended September 30, 2018, our gross profit from electricity sales would have increased by $1.6 million and our gross profit from natural gas sales would have decreased by $1.1 million in the nine months ended September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The compensating controls implemented and applied during fourth quarter of 2018 are continually being refined for efficiency and effectiveness and were applied in 2019, without material exception.

Changes in Internal Control over Financial Reporting. With the exception of the remediation plan above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of 2019:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2019	—		$—	—	6,896,669
August 1–31, 2019	293,653	(2)	7.80	265,649	6,631,020
September 1–30, 2019	204,498		7.07	204,498	6,426,522
Total	498,151		$7.28	470,147

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 28,004 Class B common stock that were tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On November 6, 2019, the Board of Directors of the Company adopted the Company's Second Amendment and Restated By-Laws, effective as of November 6, 2019, with the following effect:

  Amending Article II, Section 2, and Article III, Section 1 to provide that directors will be elected to the board of directors by a majority vote of stockholders, not by a plurality vote of stockholders
  Amending Article II, Section 7; Article III, Section 4; and Article VI, section 1 to allow (or clarify provisions) for electronic delivery of notice under the Second Amended and Restated By-Laws
  Amending Article VIII to provide indemnification of officers and directors to the maximum extent provided for under the Delaware General Corporation Law without requirement for pre-approval by the board of directors, outside counsel, or the stockholders of the Company.
48

Item 6.	Exhibits

Exhibit Number	Description

3.4*	Second Amended and Restated By-Laws of the Registrant, dated as of November 6, 2019

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 12, 2019	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 12, 2019	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

50