Form 10-K
period 2019-12-31
Genie Energy Ltd.
filed 2020-03-16
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019,

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:1-35327

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $10.65 per share, as reported on the New York Stock Exchange, was approximately $191.3 million.

As of March 12, 2020, the registrant had outstanding 24,763,416 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 1,041,957 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 19, 2020, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is a global provider of energy services and through its various subsidiaries, supplies electricity, and natural gas to residential and small business customers in the United States, Europe and Asia. In addition, through its Genie Energy Services division, the Company provides commercial and industrial brokerage, consultative services and designs, supplies and installs commercial solar solutions.

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation ("GEIC"), which owns 100% of Genie Retail Energy ("GRE"), 100% of Genie Retail Energy International LLC ("GREI"), 100% of Genie Energy Services ("GES") and 97% of Genie Oil and Gas, Inc. ("GOGAS").

GRE, owns and operates retail energy providers, ("REPs"), including IDT Energy, Inc. ("IDT Energy"), Residents Energy, LLC ("Residents Energy"), Town Square Energy,LLC and Town Square Energy East, LLC ("collectively, "TSE"), Southern Federal Power ("SFP") and Mirabito Natural Gas, ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States.

GREI holds the Company's 73.0% interest in its joint venture that serves retail customers in the United Kingdom ("U.K.") and its wholly-owned venture in Japan and its an 89.0% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland.

GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the U.S. and manages our 60.0% controlling interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and project management.

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

As of December 31, 2019, GREI a subsidiary of GRE that holds our REP business outside of North America and GES, a subsidiary of GRE that holds Diversegy, Genie Solar Energy and out interest in Prism, have outstanding deferred stock units granted to officers, employees and a contractor that represent an aggregate interest of 4.0% and 4.5% of the equity of GREI and GES, respectively. The deferred stock units are subject to vesting up to 2020.

REPORTABLE SEGMENTS

In the first quarter of 2019, we revised our reportable segments in connection with the acquisition of Lumo and continued expansion in Japan and the U.K. The Company now treats GRE International as a separate reportable segment. It includes our overseas retail energy supply businesses, currently consisting of our interest in Lumo, Genie Japan and in the U.K., our interest in Shoreditch Energy Limited ("Shoreditch"). There are no other changes in other reportable segments.

The change in reportable segments did not result in the reallocation of the Company's existing goodwill.

We now have four reportable business segments: GRE, GRE International, GES, and GOGAS. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in “Note 18 — Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

Our web site (https://genie.com) and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

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

In November 2016, GRE purchased Retail Energy Holdings, LLC, which operates REPs under the brand name Town Square Energy. The acquisition expanded GRE’s serviceable markets into Connecticut, Massachusetts, New Hampshire, Rhode Island and new territories in Ohio.

In July 2017, through a joint venture with Energy Global Investments Pty Ltd. GRE launched Shoreditch, to open electricity and natural gas service to residential and small business customers in the U.K.

In August 2017, GRE acquired Mirabito Natural Gas, a commercial supplier located in Florida. The acquisition expanded GRE’s serviceable markets into Florida.

In November 2017, Afek suspended its exploratory program in Northern Israel after complimentary analysis of the results from its completed wells did not identify commercially producible quantities of oil or natural gas.

In May 2018, GRE acquired Smile Energy G.K. (subsequently renamed as Genie Japan), a Japanese company licensed to provide electricity to end-use costumers in Japan and in February 2019, began enrolling customers in Japan.

In October 2018, Genie acquired a 60.0% interest in Prism, a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and project management. On April 12, 2019, Prism's restructured its ownership. The Company now holds a 60.0% interest on Plus EnerG, Inc. ("Plus EnerG") which owns 100% of Prism.

In January 2019, GRE acquired an 80.0% interest in Lumo, a provider of electricity to residential customers in Finland with approximately 32,000 residential customers in Finland.

RECENT DEVELOPMENTS

In July 2019, we started enrolling customers in state of Texas under the name Southern Federal.

In November 2019, GRE International acquired additional 9.0% ownership in Lumo increasing our total ownership to 89.0%.

DIVIDENDS

We pay a quarterly dividend on both of our common and preferred stock. The aggregate dividends paid in the year ended December 31, 2019 on our Class A and Class B common stock (the “Common Stock”) was $8.1 million, as follows:

●	On March 23, 2019, we paid a quarterly Base Dividend of $0.075 per share on our Common Stock for the fourth quarter of 2018 to stockholders of record at the close of business on February 6, 2019.

●	On May 31, 2019, we paid a quarterly Base Dividend of $0.075 per share on our Common Stock for the first quarter of 2019 to stockholders of record at the close of business on May 20, 2019.

●	On August 23, 2019, we paid a quarterly Base Dividend of $0.075 per share on our Common Stock for the second quarter of 2019 to stockholders of record at the close of business on August 16, 2019.

●	On November 29, 2019, we paid a quarterly Base Dividend of $0.075 per share on our Common Stock for the third quarter of 2019 to stockholders of record at the close of business on November 18, 2019.

On March 11, 2020, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock for the fourth quarter of 2019 to stockholders of record as of the close of business on March 24, 2020. The dividend will be paid on or about April 3, 2020.

The aggregate dividends paid in the year ended December 31, 2019 on our Preferred Stock was $1.5 million, as follows:

●

On February 15, 2019, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2018 to stockholders of record at the close of business on February 6, 2019 of our Preferred Stock.

●

On May 15, 2019, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2019 to stockholders of record at the close of business on May 6, 2019 of our Preferred Stock.

●

On August 15, 2019, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2019 to stockholders of record at the close of business on August 6, 2019 of our Preferred Stock.

●

On November 15, 2019, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2019 to stockholders of record as of the close of business on November 6, 2019.

On February 18, 2020, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2019 to stockholders of record at the close of business on February 6, 2020 in the aggregate amount of $0.4 million.

BUSINESS

Genie Retail Energy

Overview

GRE is comprised of REPs and related businesses. GRE’s REP businesses purchase electricity and natural gas on the wholesale markets and resell these commodities to their residential and business customers in deregulated markets in the U.S. The positive difference between the net sales price of electricity and natural gas sold to its customers and the cost of their electricity and natural gas supplies and related costs are the REP businesses’ gross profits.

GRE’s U.S. REP businesses operate in certain utility territories within the deregulated retail energy markets of fourteen states in the U.S.: Connecticut, Delaware, Illinois, Maryland, Maine, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Rhode Island and Texas, as well as in Washington, D.C. As part of our ongoing business development efforts, we evaluate additional opportunities in new jurisdictions to accelerate growth of our customer base and to reduce operational and regulatory risk associated with geographical concentration.

GRE’s  REP businesses operate under several brand names including IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito. GRE's diverse offerings, in both the electricity and natural gas markets included either variable rate or fixed rate offerings or both, In GRE's domestic jurisdiction, its REPs offer green electricity offerings. Green electricity supply is 100% matched with renewable energy certificates, or RECs that reflect the generation of electricity from renewable sources.

Historically, GRE’s REP businesses have expanded organically – adding new customers through customer acquisition programs at a rate faster than customers lost through attrition or churn – as well as through acquisitions of other REPs and books of business. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and by competitive bidding for exclusive contracts awarded by certain municipalities, where authorized by state laws. The contracts award participating residents’ electricity supply to a single supplier at a fixed price.

GRE evaluates its customers based both in terms of the numbers of commodity meters it serves and the number of Residential Customer Equivalents ("RCEs") that comprise its customer base. Customer churn is a significant factor in the REP business, with monthly churn rates for GRE’s REPs averaging between four and seven percent per month. Customer churn tends to decrease when commodity prices fall, when weather-driven consumption decreases, when the price to REP customers decreases relative to competitors including the incumbent utility provider, or when the REPs incentivize customer tenure. Customer churn tends to increase when commodity prices rise, when weather driven consumption increases or spikes, or when the price to REP customers increases relative to the prices charged by competitors including incumbent utility providers. Newly acquired customers have higher rates of churn than longer-term customers.

GRE’s revenue comprises approximately 90.9% and 97.9% of our total consolidated revenue in 2019 and 2018, respectively. In 2019, GRE generated revenue of $286.6 million comprised of $246.7 million from sales of electricity, $39.9 million from sales of natural gas, and a minimal amount of other revenue, as compared with revenue of $274.4 million in 2018, comprised of $227.9 million from the sales of electricity, $46.6 million from the sales of natural gas and a minimal amount of other revenue. Electricity sales have been a more significant portion of GRE’s business in recent years.

GRE’s REP revenue is seasonal. Approximately 46.9% and 50.3% of our natural gas revenues in 2019 and 2018, respectively, were generated during the first quarter, when the demand for heating peaks. Although the demand for electricity is not as seasonal as natural gas, approximately 31.8% and 29.5% of total revenues from electricity sales in 2019 and 2018, respectively, were generated in the third quarter when the demand for cooling peaks.

Variations in weather can significantly impact GRE’s financial result. For example, a polar vortex resulted in unusually sustained cold weather in the first quarter of 2014. This increased demand was characterized by extraordinarily large spikes in the prices of wholesale electricity and natural gas in the markets where GRE’s REPs and other retail providers purchase their supply.

As of December 31, 2019, GRE serviced 370,000 meters (297,000 electric and 73,000 natural gas), as compared to 315,000 meters (245,000 electric and 70,000 natural gas) as of December 31, 2018. The increase in meters served was driven by the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters as well as the shift in our customer mix related to channel, product and geography.

REP Industry Overview

REPs operate in deregulated retail energy markets in the US. REPs purchase electricity and natural gas on the wholesale markets and resell the commodities to their customers, who may include homeowners, renters and small to mid-sized commercial and governmental operations and institutions. Generally, incumbent local utilities continue to handle electricity and natural gas distribution, billing, and collections. The utilities remit the proceeds collected for the commodity supply portion of their bills less certain fees to the REPs.

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

As of December 31, 2019, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where there is residential deregulation covering both electricity and natural gas. We are in the process of applying for licenses or setting up operations in additional states and are constantly evaluating entrance into new markets.

Some competitors in certain REP market have engaged in unfair business practices to sign up new customers which creates an unfavorable impression about our industry on consumers, regulators or political bodies. Further, such practices can lead to regulatory action, such as the recent New York PSC Order and other regulatory proceedings and investigations the Company is subject to in several states, that can negatively impact us and the industry.

Customers; Marketing

The services of GRE’s U.S. REPs - IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include variable rate programs whose prices change month-to-month, fixed contracts whose unit price remains the same for the agreed upon term and renewable contracts. A significant portion of our customer base is enrolled in variable rate, which enable us to recover our wholesale costs for electricity and natural gas through adjustments to the rates charged to our customers. The frequency and degree of these rate adjustments is determined by GRE.

As of December 31, 2019, customers on variable rate products constituted approximately 47.0% of our electric load, with the balance from customers on fixed rate agreements. For our variable rate product, the amount we charge to our customers reflects the underlying commodity cost plus a markup. For fixed rate customers, we offer a per unit price for a specific duration of time. When the contract term end, the customer either automatically convert to a variable rate or to a new fixed rate offer.

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

The electricity and natural gas we sell through all of our offerings are metered and delivered to customers by the local utilities. The utilities also provide billing and collection services for the majority of our customers. For a small number of customers, we perform our own billing and collection. Additionally, GRE’s REPs’ receivables are, in many states, purchased by the utilities in whose areas we operate for a percentage of their face value (over the course of 2019, the associated cost was approximately 1.0% of GRE's revenue) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against the REP. As a result, in these states, credit risk is mitigated. These are referred to as purchase of receivables, or POR, programs. At December 31, 2019, 90.8% of GRE’s net accounts receivables were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C., Massachusetts and Maryland offer POR programs, without recourse, that permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs, which means that after a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire, Ohio and Rhode Island do not offer POR but they do offer consolidated billing. In Florida and Texas, there is no POR and we bill customers directly.

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

Procurement and Management of Gas and Electric Supply

GRE’s REPs are party to a Preferred Supplier Agreement with BP Energy Company, or BP. The agreement allows for purchases of electricity and natural gas for customers focused in areas where the utilities have POR programs. Under the arrangement, those REPs purchase electricity and natural gas from BP at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The agreement with BP has been amended to cover the territories in which we operate. The agreement was modified and extended on June 7, 2018 to cover all domestic GRE REPs, and is scheduled to terminate on November 30, 2020. Our ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

As of December 31, 2019, GRE’s REPs operate in fourteen states and District of Columbia. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the State of Maryland, the State of Illinois, the District of Columbia, the State of Ohio, the State of New Hampshire, the State of Rhode Island, the State of  Connecticut, the State of Florida, the Commonwealth of Massachusetts, the State of Delaware, the State of Maine, the State of Texas, the federal government, and related public service/utility commissions, among others, establish the rules and regulations for our REP operations

Like all operators of REPs, GRE is affected by the actions of governmental agencies, mostly on the state level, by the respective state Public Service/Utility Commissions, and other organizations (such as NYISO and PJM) and indirectly by the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. We may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of the post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective May 11, 2020 (“2020 Order”).  The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability.  The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. As of December 31, 2019, New York represented 24.4%of GRE’s total meters served and 18.6%of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2019 and 2018, New York gross revenues were $63.2 million and $74.2 million, respectively.

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

Employees

As of March 2, 2020, GRE employed 163 full time employees, 69 of whom are located in the Jamestown, New York office, 50 of whom are located in our New Jersey office, 11 of whom are located in our Arizona office, 32 of whom are located in the Florida office performing customer acquisition and 1 is located in Texas with SFP.

GRE International

GRE International is comprised of REPs operating in Japan, in Finland, through our 89.0% interest in Lumo, and in the United Kingdom, through a joint venture. GRE’s REP businesses purchase electricity on the wholesale markets and resell these commodities to their residential customers through both variable rate and fixed rate programs.

GRE International's REP businesses operate under several brand names including Lumo Energia, Genie Energy Japan, and Orbit Energy. Lumo and Genie Energy Japan resell electricity, while Orbit supplies both electricity and natural gas.

GRE International accounts for its investments in Orbit Energy under equity method of account.

As of December 31, 2019 GRE International's REPs, including Shoreditch served 127,000 meters, an increase from 8,000 meters as of December 31, 2018. The increase was primarily a result of the acquisition of Lumo in January 2019 as well as growth in Lumo and Shoreditch. The Company also started the commercial operations of Genie Japan in second quarter of 2019. As of December 31, 2019, RCEs for GRE International was 65,000 primarily from the increase in meters served as discussed above.

International Expansion

In January 2019, the Company acquired a controlling interest in Lumo Energia, a Helsinki based provider of electricity to residential customers in Finland. At the time of the acquisition, Lumo was serving 32,000 customers. In November 2019, the Company acquired additional 9.0% interest in Lumo, increasing its total ownership to 89.0%.

On June 7, 2018, our subsidiary Genie Japan, LLC, acquired Smile Energy G.K., (“Genie Japan”). Genie Japan is a Japanese company licensed to provide electricity to customers in Japan. In first quarter of 2019, the Genie Energy Japan started the commercial operations in Japan.

On July 17, 2017, we entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom under the Orbit Energy brand. As of December 31, 2019, GEUK’s ownership of the venture is 73.0%.

Lumo Energia Ojy

Lumo was founded in 2015 and began servicing customers in 2016. Lumo operates in the Finnish electricity market, which is part of the Nordic electricity market. The Company acquired 80.0% controlling interest of Lumo in January 2019 and increased its ownership to 89.0% in November 2019. Lumo operates in all of Finland and sells electricity primarily to private consumers and small businesses.

The Nordic electricity system utilizes a mixture of generation sources, where hydro, nuclear and wind power are the main sources of electricity. The Nordic region has many energy intensive industries and a large share of electricity heated houses, resulting in a consumption profile that is higher than in the rest of the European Union (“EU”). Electricity consumption is highly dependent on weather factors, with lower electricity demand in the summer and increased consumption in wintertime. The Nordic countries have a higher share of renewable energy production compared to the rest of EU with over half of the electricity production generated from hydropower.

Similar to the U.S. REPs, REPs in Finland generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenue is incurred through the purchase electricity and natural gas in their respective wholesale markets. Selling, general and administrative expenses are primarily related to customers acquisitions, customer retention, billing and collections.

Lumo's revenue is seasonal. Approximately 64.1% of total revenues in 2019 were generated in the winter (31.4%  in first quarter of 2019 and 32.7% in the fourth quarter of 2019) when the demand for heating is high.

Marketing

Lumo acquires customers primarily through branded and affiliated websites. On affiliated websites, customers often select the cheapest products with an offer for one to three months. On Lumo's branded site the most popular products are a market price product or variable and fixed term products (6 or 12 months). Lumo's marketing efforts focus on digital channels such as search engine marketing, social media, display and email marketing. These digital channels are designed to drive traffic to Lumo's branded website.

Acquisition and Management of Electric Supply

The Nordic electricity market consists of various marketplaces that are “time windows” for physical trading in electricity: the day-ahead market, the intra-day market and the balancing market. In the Nordic countries, the vast majority of trading is done on the day-ahead market (spot market), and the “system price”, which is the common Nordic price for all hours of the next following 24-hour period, is crucial for price formation within the other time windows (the intra-day and balancing markets and the financial market for long-term contracts).

The intra-day market is primarily a correction market, where participants have the opportunity to trade into balance, including adjusting any earlier trading. The intra-day market closes one hour before the delivery hour. The balancing market is trading in automatic and manual reserves used by the Nordic transmission system operators (“TSOs”) in order to maintain power balance during the hour of operation. Nord Pool Spot is responsible for the day-ahead market and the intra-day market, while the TSOs are responsible for the balancing market.

For risk management purposes, in 2019, Lumo employs put and call options as hedges against unfavorable fluctuations in market prices of electricity.

Competition

There are ninety three registered REPs in Finland. These are composed of energy producers, affiliated companies of local grid companies and private companies. In recent years, there has been more mergers of REPs which generated larger REPs.

Though it has been possible to choose your electricity supplier, many still have not done this and take their contracts from local grid company’s affiliate REPs which have the advantage of name recognition. Most new REPs seek to build market share with aggressive pricing. The main focus of Lumo is to gain new customers, upgrading these customers to better margin products while controlling churn and balancing growth and profitability.

Regulation

Each REP in Finland must be registered with Finnish Energy Authority in order to be able to operate. Although REPs enjoy certain freedom with respect to their operations (i.e. marketing and pricing), they must comply with various regulations and laws, including Finnish Energy authority rules and regulation governing electricity supply pricing, marketing, types of offerings and contracts, as well as general guidelines set forth in the Finnish Electricity Market Law.

Genie Energy Japan

The Japanese electricity market became deregulated in April 2016. Presently, there are approximately 600 REPs licensed in Japan. REPs purchase electricity on the wholesale markets and resell the commodities to their customers, who may include homeowners, renters and small to mid-sized commercial and governmental operations and institutions. The local utilities continue to handle electricity transmission and distribution, line maintenance and meter reading with the REP’s responsible for invoicing the customer and collecting payments for both the commodity and transmission and distribution portions of the services. The REPs remits the transmission and distribution portion of the bill to the utilities.

Similar to U.S. REPs, REPs in Japan generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenues is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing, and collections.

Genie Japan operates in nine of the ten deregulated electric utility territories in Japan, with Okinawa being the only territory where it does not operate. Genie Japan offers both variable rate and fixed rates to customers.

Marketing

New customers are acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, affinity partner sales, and online and digital marketing. Products are made available to customers under several offerings with distinct terms and conditions. Similar to the U.S., a significant portion of new customers are enrolled in variable rate programs via automatically renewing or month-to-month agreements, which enable us to adjust the cost of electricity to the rates charged to our customers. The frequency and degree of these rate adjustments is not restricted by regulation.

Acquisition and Management of Electric Supply

Genie Japan procures electricity for its customers through forward monthly supply transactions from wholesale electricity providers, as well as day-ahead spot electricity purchases on Japan Electric Power Exchange ("JEPX"). Currently, Genie Japan is acquiring electricity with four wholesale electricity supply companies. A third party vendor performs the scheduling of our forward supply purchases and makes purchases, or sales, on our behalf for any additional electricity needed for our customers on the day ahead JEPX market.

The electricity for our customers is scheduled through Organization for Cross-regional Coordination of Transmission Operators, Japan ("OCCTO"), which coordinates with the nine electric utility companies for the transmission and delivery of our electricity supply.

Our electricity purchases that are less, or greater, than our customers actual usage is settled through purchases, or sales, respectively, in the balancing market. Each of the nine utility companies will perform this balance service for the actual load of our customer and the supply delivered. The utilities invoices Genie Japan on a monthly basis for additional charge, or credit, resulting from these balancing.

For risk management purposes, Genie Japan utilize forward physical delivery contracts for portions of our purchases of electricity to reduce price risks.

Competition

Presently, there are approximately 600 REPs licensed in Japan. In some territories, competitor REPs are affiliated with local utilities. Genie Japan also competes with several large vertically integrated energy companies as well as smaller independent operators. Some of the REPs only operate regionally, while others, like Genie Japan, sell throughout Japan.

Many of the REPs pricing structure have a variable component that is based on an energy cost indexes from 3 or 6 months prior, while Genie Japan pricing is based on future market expectations. In a downward moving commodity cost environment, our pricing typically become more competitive as we benefit from the lag that other REPs experience in reducing their sell rate to reflect the lower commodity costs, and we may benefit from decreases in margin pressure, improvements in the customer acquisition environment, and lower rates of churn. In a rising commodity cost environment, our variable rate products reflect real-time commodity costs, will typically become less competitive, in the short-term with other REPs, and we may experience increased margin pressure, a more challenging customer acquisition environment and higher rates of customer churn.

Genie Japan products were designed to be the most competitive for higher electricity use customers. Our pricing product offers increasing percentage of savings the more electricity a customer uses, while the pricing structure of other REPs have tiered pricing structure with higher pricing for the higher monthly usage tiers. Increasing our market share depends in part on our ability to find those higher use customers and persuade the pricing advantage of our price product versus the incumbent utility pricing. Other REPs, have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to Genie Japan requires significant marketing and sales operations.

Regulation

REPs such as Genie Japan, must acquire a license from the Ministry of Economy, Trade and Industry ("METI") regulate the industry has one set of regulations and rules that govern the operations of REPs for the entire country.

Although the rates charged by REPs are not regulated by the METI in the same way as the rates of utility companies, the manner in which the REPs market to potential customers, and the relationships between the REPs and their customers, are regulated through REP guidelines published by METI. Genie Japan must also comply with various monthly and annual reporting requirements to METI in order to maintain their eligibility to provide service. REPs are also required to collect from end users the Renewable Energy Generation Promotion Levy and remit this to the Green Investment Promotion Organization.

United Kingdom

GRE international holds a 73.0% interest in Shoreditch, which operates Orbit Energy, a REP that operates in the U.K.

The Gas Act of 1986 led to the privatisation of British natural gas market while the Electricity Act of 1989 provided for the privatization of the electricity industry. The residential energy market was opened to competition between 1996 and 1999.

Orbit was incorporated in 2015 and is licensed to sell both electricity and natural gas in the U.K. The Company acquired controlling interest in July 2017. Orbit started its commercial operations in January 2018. Orbit operates in the mainland U.K excluding Northern Ireland serving primarily residential customers. Orbit provides customers with a choice of fixed-price contracts, typically ranging in jurisdiction from one to three years, with the majority taking one-year fixed-price contracts. Orbit also provides variable price products to its customer. At December 31, 2019, approximately 30.0% of customers were on a variable price product. A small portion of the Orbit’s customers are on a government mandated price cap.

Marketing

Orbit is using a wide range of marketing tools to acquire new customers including door-to-door sales, venue sales, telephone and digital through price comparison engines. Majority of the customers are acquired through the use of third-party marketing and sales companies. The Company also utilizes an in-house marketing and sales team which acquired approximately 20.0% of Orbit’s customers. Orbit is primarily targeting customers who are on a relatively high tariff with their existing suppliers presenting target customers with potential savings compared to their current suppliers.

Orbit bills its customers directly with the majority of its customers receiving their statements of account on a quarterly basis.

Procurement and Management of Gas and Electricity

Similar to U.S. REPs, REPs in the U.K. generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenues is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing, and collections.

Similar to the GRE REPs, Orbit does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Orbit has an exclusive contract with Shell U.K. Limited to provide electricity and natural gas to Orbit until June 2027. However, Orbit has the ability to purchase electricity from other sources through Shell, if lower costs are available.

Orbit currently contracts with the National Grid of U.K. and seven distribution companies that delivers electricity to fourteen regions in the U.K.

Orbit also contracts with CNG Energy Ltd. to ship the natural gas from injection point to the customers. CNG is primarily an intermediary between Orbit and the gas pipeline companies.

Competition

GRE competes with other independent energy providers. More than 70.0% of the market is dominated by the “Big 6” energy companies in the U.K. with the rest of the market served by small and mid-size energy supplier similar to Orbit.

REPs compete on price, customer service, ease of switching service providers and other ancillary services.

Regulation

The energy market in the U.K. is regulated by the Office of Gas and Electricity Markets (“OFGEM”). OFGEM is a non-ministerial government department and an independent National Regulatory Authority, recognized by European Union Directives. The OFGEM’s role was originally defined in the privatisation statutes (Gas Act of 1986 and Electricity Act of 1989) but was significantly changed by the Utilities Act of 2000, which gave OFGEM a new primary duty of protecting consumers wherever appropriate by promoting effective competition. One of its key secondary duties is to protect the interests of low-income customers. OFGEM regulates minimum levels of standards and how an energy company communicates with its customer like timing of invoicing, price change communication, information that is provided on invoices, compensation and levels of smart meter installation. OFGEM also set a maximum price that a REP can charge a customer if the customer has not actively chosen a tariff or if they are on a variable tariff. U.K. REPs are required to provide a variety of report to OFGEM including customer complaints, meter read performance and tariffs by customers to collect data on topics of interest or to check on compliance with the licence conditions. Inspection by OFGEM is done through these reports and monitoring public information like customer feedback on social media. In addition, OFGEM conducts quarterly review with our Orbits account manager. OFGEM  also has the power to carry out ad-hoc inspections.

Employees

As of March 2, 2020, GRE International, including Shoreditch employed 100 full time employees, 15 of whom are located in Finland, 20 of whom are located in our Japan office and 65 of whom are located in U.K.

Genie Energy Services

GES is comprised of businesses that market and provide energy solutions. GES currently consists of  (i) our controlling interest in Prism (ii) Diversegy and (iii) Genie Solar Energy.

Prism Solar Technologies

The Company acquired a 60.0% controlling interest in Prism in October 2018. On April 12, 2019, Prism restructured its ownership. The Company now holds 60.0% interest in Plus EnerG which owns 100% of Prism. Prism is a solar solutions company engaged in solar panel manufacturing, solar installation design and project management. In the U.S., Prism’s solar panels are used in residential, office and commercial buildings. Residential applications include solar sun rooms (solariums), skylights, canopies and sun decks. Prism's solar panels are used in the construction of parking canopies, electric vehicle car ports, parking structures, vertically mounted on buildings and many other custom applications.

Certain of Prism’s solar panels are designed with high efficiency N-type silicon solar cell technology designed into bifacial solar modules. This technology results in a reduction in the average cost per kilowatt hour. Elements of the technology that Prism uses are protected under patent application. The glass-on-glass design of the solar panels increases the durability and lifetime value of the solar panels. Unlike traditional solar modules, where photo-voltaic (“PV”) cells can only use the sunlight that strikes the front of the module, Prism’s bifacial modules generate energy on both sides, capturing a substantial amount of light scattered from clouds and surrounding surfaces. In traditional modules this additional light is not converted into electricity.  Prism’s solutions are especially valuable when Prism's modules are mounted over highly reflective backgrounds, such as white roof, snow, sand, or other light-colored surfaces.

Solar Industry Overview

Products and services in this industry consist of silicon modules and cells, thin-film modules and cells and other modules cells. The demand for solar panel manufacturing is impacted by government programs, commodity prices and international trade.

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

Diversegy accounts for 0.6% and 16.2% of the Company’s consolidated revenue and GES segment's revenue, respectively. Diversegy operates as an energy broker and advisor to industrial, commercial and municipal across deregulated energy markets in the U.S. Most of our customers are enrolled in multi-year contracts that have a fixed rate with our partner suppliers. The supplier is fully responsible for risk management, billing and collections. Diversegy receives commissions from the supplier for the referral either as an upfront payments or as a residual over the life of the customers' contract.

The Company markets its services though an in-house sales force as well as independent third-party brokers. The Company markets its services though an in-house sales force as well as independent third-party brokers.

As of December 31, 2019 the Company had 1,018 customers representing approximately 1,700,000 MwH in power and 3,000,000 decatherms of total deal volume under contract.

Genie Solar Energy

Genie Solar Energy is a sales and general contracting organization. Genie Solar Energy sells rooftop solar system to commercial and industrial clients who benefit by either lower consumption, lower cost of energy and by accruing financial benefits from their respective states and the U.S government for investing in renewable energy. Genie Solar Energy acquires the customers, manages the procurement of materials and labor involved in installing the solar system and arranges for third party financing when the customer requires it.

Employees

As of March 2, 2020, GES employed 21 full time employees, 9 of whom are located in our New Jersey office and 12 of whom are working for Prism.

Genie Oil and Gas, Inc.

GOGAS is an oil and gas exploration company and owns an interest in a contracted drilling services operation. GOGAS holds an 86.1% interest in Afek Oild and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in inactive oil and gas project. Until September 2018, GOGAS owned Atid Drilling Ltd., a drilling services company operating in Israel ("Atid). In September 2018, the Company divested a majority interest in Atid in exchange for a 37.5% interest in Atid 613, a newly formed drilling services company in Israel.

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

Drilling Services

In September 2018, the Company divested a majority interest in Atid in exchange for a 37.5% interest in Atid 613. Atid 613 is an on-shore drilling services venture based in Israel serving customers in a variety of fields including oil and gas exploration, water resource development and mineral exploration.

Employees

As of March 2, 2020, GOGAS employed 2 employees. Afek also retains the services of a number of professional consultants, including geologists, hydrologists, drilling and completions engineers, process engineers, environmental experts, permitting consultants, energy experts, legal, and land designation and acquisition consultants.

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

Risks Related to Genie Retail Energy and GRE International

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

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective May 11, 2020 (“2020 Order”). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. As of December 31, 2019, New York represented 24.4% of GRE’s total meters served and 18.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2019, gross revenue from New York were $63.2 million and $74.2 million, respectively.

In December 2019, Connecticut’s Public Utility Regulatory Authority (PURA) issued a Proposed Final Decision that would require electric suppliers to return all of their “Hardship Customers” to the local utility company by March 1, 2020. In January 2020, PURA issued a Proposed Final Decision containing new marketing standards for electric suppliers to comply with. The supplier industry has filed opposition to both PURA decisions.

Certain states such as Illinois, Maine, Connecticut and Rhode Island have recently passed or are considering new legislation, rules or regulation which could impose constraints on marketing practices and customer renewal procedures adversely affecting customer acquisition, renewals and revenue. The REP industry is working with government representatives, legislators, and advocacy interest groups to lobby for alternative legislation that would more effectively protect customer interests while preserving the competitive structure of deregulated markets. We also seek to expand and diversify into new markets with regulatory structures that are more favorable to the competitive retail supply of energy.

Fixed Rate Products or Guaranteed Pricing Programs could result in losses or decreased profits if GRE fails to estimate future commodity prices accurately.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. In times of high commodity prices, these fixed rate programs expose us to the risk that we will incur significant unforeseen costs in performing the contracts. During the year ended December 31, 2019, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 53.0%  and 17% of GRE’s electric and natural gas load, respectively. Fixed rate products are becoming a greater part of our offering, and such products may be mandated by regulators.

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

The retail electricity price increases discussed above resulted in large numbers of customers filing informal and formal complaints to state utility commissions, state attorneys general and state legislators. IDT Energy was served with several thousand formal and informal customer complaints to state utility commission and state attorneys general related to the winter retail price increases. IDT Energy has responded to each customer complaint it has received and attempted to resolve each complaining customer’s concerns. GRE’s REPs also paid approximately $5.0 million in rebates to affected customers in the year ended December 31, 2014. IDT Energy was not under any obligation to provide such rebates and did so in order to mitigate the impact of the price increases on its customers notwithstanding that the underlying cause of the price increase was beyond GRE’s control.

If certain REPs, however, are determined to have acted in a manner that was harmful to customers, the entire industry can suffer due to the reputational harm.

GRE is subject to litigation that may limit its operations.

In connection with the events described in the Risk Factor above entitled “Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations”, IDT Energy has also been sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. From time to time, IDT Energy is also subject to inquiries, investigation or action from public utility commissions or other governmental regulatory or law enforcement agencies related to compliance of its practices with statutory or regulatory schemes. These matters are more fully discussed in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, including that IDT Energy entered into a settlement in connection with the three putative class actions, and with multiple regulators and governmental bodies terminating litigation with no admission of liability or finding of wrongdoing by IDT Energy.

IDT Energy does not believe that it was at fault or acted in any way improperly with respect to the events of winter 2014 or in connection with any other practices that are subject to investigation or litigation. Although we have taken action to insulate us and our customers from future similar events, we cannot assure that those actions will be effective and we will not be subject to litigation in the future.

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

We face risks that are beyond our control due to our reliance on third parties both domestically and internationally and our general reliance on the electrical power and transmission infrastructure within the United States.

Our ability to provide energy delivery and commodity services depends on the operations and facilities of third parties, including, among others, BP, NYISO, PJM Shell, Energia Suomi and Astmax. Our reliance on the electrical power generation and transmission infrastructure within the United States makes us vulnerable to large-scale power blackouts. The loss of use or destruction of third party facilities that are used to generate or transmit electricity due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce our potential earnings and cash flows.

The REP business, including our relationship with our suppliers, is dependent on access to capital and liquidity.

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. Certain of GRE’s REPs have a Preferred Supplier Agreement with BP pursuant to which we purchase electricity and natural gas at market rate plus a fee. The agreement has been modified and extended since 2009, and is scheduled to terminate on November 30, 2020 subject to renewal by agreement of the parties. In addition to other advantages of this agreement, we are only required to post security with BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

The REP business depends on maintaining the licenses in the states in which we operate and any loss of those licenses would adversely affect our business, prospects and financial conditions.

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

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers

To be successful, we need to continue to have available, for our and our customers' used, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the system we operated, including possible unauthorized access to our and our customers' proprietary or classified information. We are also subject to breaches of out network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers' information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer  information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers' information may be lost, disclosed, accessed or taken without the customers' consent or our product and service may be used without payment.

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

Public health threats could have an adverse effect on the Company's operations and financial results

In December 2019, a new Coronavirus, now known as CONVID-19, which has proved to be highly contagious, emerged in Wuhan, China. We are actively monitoring the recent coronavirus outbreak and its potential impact on operations. Although our operations are mainly in the United States, we have assets outside of the United States. Due to both known and unknown risks, including quarantines, closures and other restrictions resulting from the outbreak, our operations may be adversely impacted. While we do not expect that the outbreak will have material adverse effect on our business at this time, we are unable to accurately predict the impact that coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities. For all these reasons we may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business.

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

Risk Related to Our Financial Condition and Reporting

We had a material weakness in our internal control over financial reporting in previous years and cannot assure you that additional material weaknesses will not be identified in the future.

We previously identified a material weakness in our internal control and if we fail to maintain an effective system of internal control in the future, this could result in loss of investor confidence and adversely impact our stock price.

We reported in our Annual Report on Form 10-K as of December 31, 2018, a material weakness in internal control related to an application, which the Company uses to process a wide variety of functions for GRE related to customer enrollment, customer programs and price plans, rebate programs, sales commissions, invoicing, and invoice payment information. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

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

Howard S. Jonas, our Chairman of the Board, has voting power over 7,097,356 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 5,523,030 shares of our Class B common stock), representing approximately 70% of the combined voting power of our outstanding capital stock, as of March 9, 2020. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

GRE’s Jamestown, New York offices are located at 3315 North Main Street where we lease approximately 12,000 square feet of space. GRE’s Florida office is located in Holiday, Florida where we lease approximately 4,350 square feet. GRE’s Arizona office is located in Chandler, Arizona where we lease approximately 3,300 square feet. GRE’s Texas office is located in Houston, Texas where we lease approximately 4,200 square feet.

Prism’s manufacturing plant and offices are located at 180 South Street, Highland, New York, where we own approximately 93,000 square feet, subject to mortgages by Catskill Hudson Bank and Strategic Funding Source, Inc.  Prism currently rents our 18,050 square feet of space to various tenants. The book value of the properties were included in the GES segment.

Genie Energy's Tokyo, Japan offices are located at PMO Hamamatsucho 8F, 2-5-5 Hamamatsucho Minato-ku, Tokyo 105-0013 where we lease approximately 2,023 square feet of space. Lumo's Helsinki, Finland office are located at Teollisuuskatu 21 00510, Helsinki, Finland where we lease approximately 3,143 square feet of space. Shoreditch’s U. K. offices are located at Suite 2.01 - The White Collar Factory, 1 Old Street Yard, London EC1Y 8AF where we lease approximately 830 square feet of space.

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

	High	Low
Fiscal year ended December 31, 2019
First Quarter	$10.55	$6.00
Second Quarter	$11.00	$8.06
Third Quarter	$11.98	$6.54
Fourth Quarter	$8.54	$6.82

Fiscal year ended December 31, 2018
First Quarter	$5.29	$4.09
Second Quarter	$5.83	$3.82
Third Quarter	$6.36	$4.95
Fourth Quarter	$8.83	$5.08

On March 9, 2020, there were 305 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2020, the last sales price reported on the New York Stock Exchange for the Class B common stock was $5.90 per share.

PRICE RANGE OF PREFERRED STOCK

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”. Trading began on the NYSE on October 24, 2012.

The table below sets forth the high and low sales prices for our Series 2012-A Preferred Stock as reported by the NYSE for the fiscal periods indicated.

	High	Low
Fiscal year ended December 31, 2019
First Quarter	$8.36	$7.27
Second Quarter	$8.92	$7.91
Third Quarter	$8.85	$8.25
Fourth Quarter	$9.22	$8.56

Fiscal year ended December 31, 2018
First Quarter	$7.72	$7.02
Second Quarter	$7.52	$6.85
Third Quarter	$7.86	$7.32
Fourth Quarter	$7.79	$6.54

On March 9, 2019, there were 4 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2020, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $7.65 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 11 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2019.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2019	—		$—	—	6,426,522
November 1 - 30, 2019	281,915	(2)	$8.234	261,722	6,164,800
December 1 – 31, 2019	—		$—	—	6,164,800
Total	281,915		$8.234

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Includes 20,193 Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

OVERVIEW

We are comprised of Genie Retail Energy ("GRE"), Genie Retail Energy International ("GRE International"), Genie Energy Services ("GES") and Genie Oil & Gas ("GOGAS")

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern United States.

GRE International holds the Company's 73.0% interest in its joint venture that serves retails customers in the United Kingdon ("U.K.") and its wholly-owned venture in Japan and its 89.0% controlling interest in Lumo Energia Ojy ("Lumo"), a REP serving residential customers in Finland.

In the first quarter of 2019, we revised our reportable segments in connection with the Lumo acquisition. We separated GRE International from GRE as a separate reportable segment including all REPs outside of North America. GRE International, currently includes Lumo, Genie Japan and our interest in Shoreditch Energy Limited ("Shoreditch"), the venture through which we operate in the U.K.

GES holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and our 60.0% controlling interest in Prism Solar. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

We also operate (and own 97.0% of the equity of) GOGAS, an oil and gas exploration company and hold a minority interest in a contracted drilling services company ("Atid 613"). GOGAS’ four exploration projects are inactive. GOGAS holds an 86.1% interest in Afek Oil and Gas ("Afek"), an oil and gas exploration project in Golan Heights in Northern Israel. Until September 2018, GOGAS also owned Atid, a drilling services company operating in Israel.

As of December 31, 2019, Genie Retail Energy International, LLC ("GREI"), a subsidiary of GRE that holds our REP business outside of North America, and GES, a subsidiary of GRE that holds Diversegy, Genie Solar and our interest in Prism, had issued outstanding deferred stock units granted to officers, employees and a contractor that represented an aggregate interest of 4.0% and 4.5% of the equity of GREI and GES, respectively. The deferred stock units are scheduled to vest up to 2020.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 90.9% and 97.9% of our consolidated revenues in the years ended December 31, 2019 and 2018, respectively

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2021. Those REPs ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

The electricity transmission and distribution operators perform real-time load balancing for each of the electrical power grids in which GRE’s REPs operate. Similarly, the utility or the local distribution company, or LDC, performs load balancing for each of the natural gas markets in which GRE’s REPs operate. Load balancing ensures that the amount of electricity and natural gas that GRE’s REPs purchase is equal to the amount necessary to service their customers’ demands at any specific point in time. GRE’s REPs manage the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to futures deliveries in accordance with the load balancing performed by utilities, LDCs, and electricity transmission and distribution operators. Suppliers and the LDC’s charge or credit GRE for balancing the electricity and natural gas purchased and sold for its account.

Local utilities generally meter and deliver electricity and natural gas to GRE’s REPs' customers. The local utilities also provide billing and collection services on GRE’s REPs behalf for most of customers and certain local utilities offer purchase of receivables, or POR, programs. GRE’s REPs receive the proceeds less the utility’s fees for purchase of receivables billing and other ancillary services, where applicable.

Volatility in the electricity and natural gas markets affects the wholesale cost of the electricity and natural gas that GRE’s REPs sell to customers. GRE’s REPs may not always choose to pass along increases in costs to their customers for various reasons including competitive pressures and for overall customer satisfaction. In addition, GRE’s REPs offer fixed rate products or guaranteed pricing and may be unable to change their sell rates offered to fixed rate and guaranteed pricing customers in response to volatility in the prices of the underlying commodities. This can adversely affect GRE’s gross margins and results of operations. Alternatively, increases in GRE’s REPs rates charged to customers may lead to increased customer churn.

GRE’s REPs’ selling expense consists primarily of sales commissions paid to independent agents and marketing costs, which are the primary costs associated with the acquisition of customers. Selling, general and administrative expense includes compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 46.9% and 50.3% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2019 and 2018, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8 % and 29.5% of GRE’s electricity revenues for the 2019 and 2018, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Concentration of Customers and Associated Credit Risk

GRE’s REPs reduce their customer credit risk by participating in purchase of receivable programs for a majority of their receivables. In addition to providing billing and collection services, some utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs for those purchased receivables. GRE’s REPs primary credit risk with respect to those purchased receivables is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2019		2018
Con Edison	na	%	11%

na – less than 10% of consolidated revenue in the period

There was no single utility company that accounted for 10% or greater of our consolidated gross trade accounts receivable at December 31, 2019 or 2018).

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

In 2014, three separate putative class-action lawsuits were filed against GRE and certain of its affiliates, alleging unlawful sales and marketing practices. The Company denies any basis for those allegations or wrongdoing. On July 5, 2017, we entered into a settlement of all three actions to further its efforts to address its customers’ concerns and on October 18, 2018, the Court entered a final order approving the Settlement Agreement.   Under the Settlement Agreement, we agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims. The period for class members to make claims has expired, and as of the second quarter 2019, we paid all remaining liabilities related to the class-action lawsuit for total payments of $5.0 million.

On October 5, 2018, two named plaintiffs filed a putative class action complaint against IDT Energy alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. in connection with its telemarketing practices.  IDT Energy denies the allegations in the complaint, which it believes to be meritless and is vigorously defending this action. On October 31, 2019 the court granted IDT Energy’s motion to bifurcate individual from class claims to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the Court granted IDT Energy’s motion for summary judgment to dismiss one of the named plaintiffs for lack of personal jurisdiction. Based upon the Company’s assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of December 31, 2019.

See Notes 15, Legal and Regulatory Proceedings, in this Annual Report on Form 10-K, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Notes 15, Legal and Regulatory Proceedings, in this Annual Report on Form 10-K, which is incorporated by reference, for further detail on agency and regulatory proceedings.

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York.   On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective May 11, 2020 (“2020 Order”). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order.  As of December 31, 2019, New York represented 24.4% of GRE’s total meters served and 18.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2019 and 2018, gross revenue from New York was $63.2 million and $74.2 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

Public Utilities Commission of Ohio

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of our subsidiary Town Square Energy, LLC in connection with allegedly misleading and deceptive table top marketing campaigns. Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square paid a forfeiture of $0.2 million to the State of Ohio. In addition, Town Square will work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly reports for a one-year period. In connection with the foregoing, the Company accrued $0.2 million in third quarter of 2018.  As of December 31, 2019, Town Square in Ohio represented 0.2% of GRE’s total meters served and 0.2% of the total residential customer equivalents of GRE’s customer base. For the years ended December 31, 2019 and 2018, Town Square in Ohio gross revenues were $0.6 million and $1.4 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of December 31, 2019, Town Square’s Connecticut customer base represented 9.5% of GRE’s total meters served and 10.6% of the total residential customer equivalents of GRE’s customer base. For the years ended December 31, 2019 and 2018, Town Square’s gross revenues from sales in Connecticut were $35.6 million and $24.8 million, respectively. As of December 31, 2019, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seg. Shortly thereafter, the Illinois Commerce Commission ("IL ICC") commenced a similar investigation. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties (including the IL ICC) settled the matter pursuant to a court approved consent decree that includes restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers through December 1, 2020, and implementation of various compliance and reporting procedures.

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of December 31, 2019, Illinois represented 3.3% of GRE’s total meters served and 1.9% of the total residential customer equivalents of GRE’s customer base. For the years ended December 31, 2019 and 2018, IDT Energy’s gross revenues from sales in Illinois were $10.1 million and $16.5 million, respectively.

GOGAS

Afek Oil and Gas, Ltd.

Afek held an exclusive exploration license covering a portion of the southern portion of the Golan Heights in Northern Israel. Under that license and related permits issued by Israel’s Northern District Planning and Building Committee, between 2015 and 2017, Afek completed drilling five exploratory wells in the Southern region of its license area, and one wwell in the Northern portion of its license area. In November 2017, Afek announced that the preliminary analysis of results from the completed well at the Northern site suggested that the well’s target zone does not contain commercially producible quantities of oil or natural gas, and that it was suspending drilling operations pending further analysis. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. The final testing on an existing well is expected to take place within the next two quarters.

GOGAS Inactive Projects

Genie Mongolia, American Shale, LLC, Israel Initiatives Ltd.

GOGAS formerly operated oil shale exploration projects in Mongolia, Colorado and Israel.

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

Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate, and GRE’s REPs participate in POR programs for a majority of their receivables. We estimate variable consideration related to our REPs' rebate programs using the expected value method and a portfolio approach. Our estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on our sales and collected from customers are excluded from the transaction price.

We recognize the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. We determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, we apply a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of Lumo are capitalized and amortized over eighteen months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract was  $0.8 million for the year ended December 31, 2019. At December 31, 2019, capitalized customer acquisition cost of $0.6 million and $0.1 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $2.6 million at December 31, 2019 and $2.0 million at December 31, 2018. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Acquisitions

The purchase price of each acquisition we consummate is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Results of operations of acquired companies are included in our results of operations as of the respective acquisition dates.

The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite lived intangible assets, or the recognition of additional consideration which would be expensed.

Goodwill

Our goodwill balances were $12.1 million and $11.1 million at December 31, 2019 and 2018, respectively. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

In the fourth quarter of 2019, we revised our reportable segments in connection with the acquisition of Lumo and continuous expansion of activities in Japan and the U.K. Specifically, the Company now treats GRE International as a separate reportable segment which includes overseas retail energy supply businesses, currently consisting of interests in Lumo, Genie Japan and the Company's share of operations of Shoreditch. There are no other changes in other reportable segments. The change in reportable segments did not resulted in the reallocation of the Company's existing goodwill. Segment information from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

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

We performed our annual goodwill impairment test as of October 1, 2019. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determines that an impairment is more likely than not, we then required to perform the quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the quantitative impairment test. In 2019, we elected to perform a qualitative analysis for our GRE  and GRE International reporting units as of October 1, 2019. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We performed quantitative impairment analysis for Prism reporting unit. As a result of this test, we concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, we recognized a goodwill impairment charge of $0.4 million. There is no goodwill allocated to other reporting units as of October 1, 2019.

The determination of the fair value of our reporting units is based on an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new customers, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. The estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.

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

The valuation allowance on our deferred income tax assets was $44.8 million and $41.2 million at December 31, 2019 and 2018, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we meet the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on the assets that we will utilize.

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

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Revenues:
Electricity	$246,685	$227,883	$18,802	8.3%
Natural gas	39,926	46,560	(6,634)	(14.2)
Total revenues	286,611	274,443	12,168	4.4
Cost of revenues	205,986	199,036	6,950	3.5
Gross profit	80,625	75,407	5,218	6.9
Selling, general and administrative	53,449	46,419	7,030	15.1
Income from operations	$27,176	$28,988	$(1,812)	(6.3)

Revenues. GRE’s electricity revenues increased in 2019 compared to 2018. The increase in electricity revenues in 2019 compared to 2018 was the result of increases in electricity consumption, average consumption per meter, as well as slight increase in the average price charged to customers. Electricity consumption by GRE's REPs' customers increased 7.3% in 2019 compared to 2018. The increase in electricity consumption reflected an increase in average electricity consumption per meter, which increased by 9.5% in 2019 compared to 2018. The average rate per kilowatt hour sold slightly increased by 0.9% in 2019 compared to 2018. The increase in electricity revenues in 2019 compared to 2018 also includes the impact of a $1.7 million reversal in 2018 of estimated payments to customers for the settlement of the class action lawsuits described above. The increase also includes $3.0 million reduction to electricity revenues in 2018 for estimated payments to customers related to the investigation in Illinois.

GRE’s natural gas revenues decreased in 2019 compared to 2018. The decrease in natural gas revenues in 2019 compared to 2018 was a result of decreases in average meters served and natural gas consumptions partially offset by increases in average rate per them sold and average consumption per meter. Natural gas consumption of GRE's REP's customers decreased by 15.3% in 2019 compared to 2018. Average meters served, decreased 18.2% in 2019 compared to 2018. The average rate per therm sold increased 1.2% in 2019 compared to 2018. Average consumption per meter increased by 3.5% in 2019 compared to 2018.

(in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Meters at end of quarter:
Electricity customers	297	314	307	277	245
Natural gas customers	73	74	71	67	70
Total meters	370	388	378	344	315

Gross meter acquisitions in 2019 were 308,000 compared to 197,000 in 2018.

Gross meter acquisitions in 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters. Meters served increased by 55,000 or 17.5% from December 31, 2018 to December 31, 2019. In 2019, average monthly churn decreased to 5.3% compared to 6.5% in 2018. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography.

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

(in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
RCEs at end of quarter:
Electricity customers	248	266	259	243	195
Natural gas customers	61	61	59	57	58
Total RCEs	309	327	318	300	253

RCEs increased 22.1% at December 31, 2019 compared to December 31, 2018 primarily due to the acquisition of relatively higher consumption meters in recent quarters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Cost of revenues:
Electricity	$180,161	$166,733	$13,428	8.1%
Natural gas	25,825	32,303	(6,478)	(20.1)
Total cost of revenues	$205,986	$199,036	$6,950	3.5

	Year ended December 31,
	2019	2018	Change
Gross margin percentage:
Electricity	27.0%	26.8%	0.2%
Natural gas	35.3%	30.6%	4.7%
Total gross margin percentage	28.1%	27.5%	0.6%

Cost of revenues for electricity increased in 2019 compared to 2018 primarily because of increases in electricity consumption and average unit cost of electricity. Electricity consumption by GRE's REPs' customers increased 7.3% in 2019 compared to 2018. The average unit cost of electricity increased by 0.9% in 2019 compared to 2018. Gross margin on electricity sales was flat in 2019 compared to 2018.

Cost of revenues for natural gas decreased in 2019 compared to 2018 primarily because of decreases in total natural gas consumption and average unit cost of natural gas partially offset by an increase in average consumption per meter by GRE's REPs customers. Natural gas consumption by GRE’s REPs’ customers decreased by 15.3% in 2019 compared to 2018. The average unit cost of natural gas decreased 5.5% in 2019 compared to 2018. Gross margin on natural gas sales increased 15.1% in 2019 compared to 2018 because the increase in the average rate charged to customers increased more than the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2019 compared to 2018 was primarily due to increase in customer acquisition costs related to increased pace of customer acquisition activities and the increase in gross customer additions. Commission expense increased $6.1 million in 2019 compared to 2018. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.9% in 2018 to 18.6% in 2019.

GRE International

GREI holds the Company's 73.0% interest in our joint venture in the United Kingdom ("U.K."), our wholly-owned subsidiary in Japan, which recently launched commercial operations, and our 89.0% controlling interest in Lumo, a REP serving residential customers in Finland.

	Year Ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Revenue	$16,595	$—	$16,595	nm %
Cost of revenue	16,267	—	16,267	nm
Gross profit	328	—	328	nm
Selling, general and administrative expenses	8,461	1,201	7,260	604.5
Loss from operations	$(8,133)	$(1,201)	$(6,932)	577.2%
Equity in net loss of joint venture	$4,440	$2,990	$1,450	48.5%

nm — not meaningful

We account for our investments in Shoreditch under the equity method of accounting. Under this method we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs, including Shoreditch increased to 127,000 at December 31, 2019 from 8,000 at December 31, 2018 primarily as a result of the acquisition of Lumo in January 2019 as well as growth at Lumo and Shoreditch. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at December 31, 2019 increased to 65,000 from 4,000 at December 31, 2018 primarily from the increase in meters served as discussed above.

Revenue and Cost of Revenue.  GRE International's revenues and cost of revenue in 2019 primarily pertains to the operations of Lumo.

Equity in net loss of joint venture. We account for our ownership interest in Shoreditch using the equity method since we have the ability to exercise significant influence over Shoreditch's operating and financial matters, although we do not control Shoreditch. As of December 31, 2019, the book value the Company's investment in Shoreditch was reduced to nil as a result of the Company's share in accumulated losses of Shoreditch using the equity method of accounting, and as result, the Company did not recognize a certain portion of its share in net losses Shoreditch in 2019 as the Company has no obligation to fund the Shoreditch losses. The Company's share in Shoreditch’s net loss in 2019 was $4.4 million compared to $3.0 million in 2018. The increase is primarily due to increase in operating losses of Shoreditch as it continued to grow its operations.

GES Segment

The GES segment is composed of Prism, in which we acquired 60.0% controlling interest in October 2018 and Diversegy.

	Year Ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Revenue	$12,085	$5,696	$6,389	112.2%
Cost of revenue	10,139	4,597	5,542	120.6
Gross profit	1,946	1,099	847	77.1
Selling, general and administrative expenses	4,234	2,042	2,192	107.3
Research and development	207	39	168	430.8
Impairment of goodwill	400	—	400	nm
Loss from operations	$(2,895)	$(982)	$(1,913)	194.8

Revenue.  GES's revenues increased in 2019 compared to 2018. The increase in  revenue was the result of our acquisition of a controlling interest in Prism in October 2018. Revenue from Prism in 2019 was $10.1 million compared to $3.3 million for the period from October 26, 2019 to December 31, 2018. Revenue from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenue. Cost of revenues increased in 2019 compared to 2018 primarily as a result of our acquisition of a controlling interest in Prism in October 2018. Cost of Revenue from Prism in 2019 was $8.9 million compared to $3.3 million for the period from October 26, 2018 to December 31, 2018. Cost of revenue related to Diversegy consists of commission expense.

General and Administrative. General and administrative expense increased in 2019 compared to 2018 primarily because of the acquisition of Prism partially offset by a decrease in operating expenses of Diversegy.

Impairment of Goodwill.  In the fourth quarter of 2019, we recognized impairment charge of $0.4 million against the goodwill previously recognized when we acquired a controlling interest in Prism in October 2018.

GOGAS Segment

	Year Ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Revenue	$—	$170	(170)	nm %

General and administrative expense	1,028	3,716	$(2,688)	(72.3)
Exploration	—	244	(244)	nm
Impairment of equipment	—	2,742	(2,742)	nm
Loss from operations	$1,028	$6,532	$5,504	84.3%
Equity in net loss of Atid 613	$291	$440	$(149)	(33.9)%

nm — not meaningful

Revenue. Revenue recognized in 2018 includes fees related to drilling services performed by Atid in July and August 2018.

General and Administrative. General and administrative expense decreased in 2019 compared to 2018 primarily because of decrease in payroll and related expenses and depreciation expense, primarily due to our divestiture of a controlling interest in Atid in third quarter of 2018.

Exploration. Exploration expense in 2018 was primarily incurred in the wrap-up of the suspended drilling operations at Afek. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. The final testing on an existing well is expected to take place within the next two quarters.

Impairment of Assets. In 2018, we recorded an impairment of assets of  $2.7 million related to the decision to divest our majority interest in Atid.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Year Ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
General and administrative expense and loss from operations	$5,295	$8,295	$(3,000)	(36.2)%

The decrease in Corporate general and administrative expense in 2019 compared to 2018 was primarily due to a decrease in stock-based compensation partially offset by an increase in professional and consulting fees. Stock-based compensation decreased $3.4 million in 2019 compared to 2018. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 3.0% in 2018 to 1.7% in 2019.

Consolidated

Selling, General and Administrative. Corporate general and administrative decreased in 2019 compared to 2018 primarily because of decreases stock-based compensation partially offset by increase in severance expenses.

Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.1 million and $4.5 million in 2019 and 2018, respectively. At December 31, 2019, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $1.1 million. The unrecognized compensation cost is recognized over the expected service period.

As a percentage of our consolidated revenues, selling, general and administrative expense decreased from 22.0% in 2018 to 23.0% in 2019.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2019	2018	$	%
Income from operations	$9,825	$11,978	$(2,153)	(18.0)%
Interest income	448	557	(109)	(19.6)
Interest expense	(530)	(401)	(129)	(32.2)
Equity in the net loss of equity method investees	(4,830)	(3,430)	(1,400)	(40.8)
Gain on extinguishment of liability	—	164	(164)	nm
Other income, net	1,066	156	910	583.3
(Provision for) benefit from income taxes	(4,600)	12,376	(16,976)	(137.2)
Net income	1,379	21,400	(20,021)	(93.6)
Net loss attributable to noncontrolling interests	2,796	1,385	1,411	101.9
Net income attributable to Genie Energy Ltd.	$4,175	$22,785	$(18,610)	(81.7)%

nm — not meaningful

Interest Expense. The increase in interest expense in 2019 compared to 2018 was primarily due to interest expense related to notes payable by Prism which we acquired a controlling interest in October 2018.

Other Income, net. Other expense, net in 2019 and 2018 consisted primarily foreign currency transaction gains and losses.

Provision for Income Taxes.The benefit from income taxes in 2018 was primarily due to the release the of valuation allowance of deferred tax assets of $15.1 million due to reduction in spending on oil and gas exploration and the profitable outlook for the Company. The provision for income taxes in 2019 resulted from realization of deferred tax assets to offset the taxable income generated by GRE.

Net Loss Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in 2019 compared to 2018 was primarily due to increase in net loss attributable to noncontrolling interest related to Prism which we acquired 60.0% in October 2018, and Lumo, which the Company acquired controlling interest in January 2019, partially offset by a decrease in net loss of Afek and Citizens Choice Energy, a variable interest entity that operates a REP.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $31.2 million balance of unrestricted cash and cash equivalents that we held at December 31, 2019 will be sufficient to meet our currently anticipated cash requirements for at least the period from January 1, 2020 to March 16, 2021.

At December 31, 2019, we had working capital (current assets less current liabilities) of $40.8 million.

	Year ended December 31,
(amounts in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$15,752	$19,374
Investing activities	(5,773)	(2,938)
Financing activities	(15,623)	(4,155)
Effect of exchange rate changes on cash and cash equivalents	1	(11)
(Decrease) increase in cash and cash equivalents	$(5,643)	$12,270

Operating Activities

Cash provided by operating activities was $15.8 million and $19.4 million in the years ended December 31, 2019 and 2018, respectively. Net income after non-cash adjustments decreased cash flows by $15.5 million for 2019 compared to $21.4 million in 2018. The decrease is primarily the result of losses incurred by Prism and Lumo in which we acquired controlling interests in October 2018 and January 2019, respectively.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital increased cash flows by $4.5 million for 2019, compared to 2018. Changes in other assets decreased cash flows by $1.1 million for 2019, compared to 2018.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2019, we were in compliance with such covenants. At December 31, 2019, restricted cash—short-term of $1.6 million and trade accounts receivable of $47.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.9 million at December 31, 2019.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

On January 2, 2019, we completed the purchase of an 80.0% controlling interest in Lumo. We paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt. In November 2019, we acquired additional 9.0% interest in Lumo for $0.2 million increasing our total interest to 89.0%

The remaining 11.0% noncontrolling interest retained by the sellers is subject to restrictions, which will lapse over a period of up to three years following the Lumo Closing Date, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers of Lumo, as a group, have a one-time option to sell a portion or all of their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the closing date of the acquisition.

On July 17, 2017, the Company’s subsidiary, GEUK, entered into a definitive agreement to launch Shoreditch, a joint venture to offer electricity and natural gas service to residential and small business customers in the U. K., using the trade name Orbit Energy. In 2019 and 2018, the Company contributed $2.7 million and $1.3 million, respectively, to Shoreditch, which increased GEUK's total contribution to $8.0 million as of December 31, 2019. The Company owns 73.0% of the equity of Shoreditch.

Our capital expenditures were $0.4 million and $0.6 million in 2019 and 2018, respectively. We had purchase commitments of $138.3 million at December 31, 2019, of which $102.1 million was for future purchases of electricity. We currently anticipate that our total capital expenditures in the year ending December 31, 2020 will be between $0.5 million and $1.0 million.

Financing Activities

In each of 2019 and 2018, we paid aggregate Base Dividends per share of $0.6376 on our Series 2012-A Preferred Stock. The aggregate preferred stock dividends paid in each of 2019 and 2018 were $1.5 million. On February 18, 2020, we paid a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2019 to stockholders of record as of the close of business on February 6, 2020.

In 2019 and 2018, we paid aggregate dividends per share of $0.30, to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in 2019 and 2018 were $1.4 million and $7.7 million, respectively. On March 11, 2020, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock for the fourth quarter of 2019 to stockholders of record as of the close of business on March 24, 2020. The dividend will be paid on or about April 3, 2020.

In 2019, we received proceeds of $1.4 million from the exercise of stock options for which we issued 205,350 shares of our Class B common stock. There were no stock option exercises in 2018.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2019, the Company acquired 731,869 Class B common stock under the stock repurchase program for an aggregate amount of $5.6 million. There were no repurchases under this program in 2018. At December 31, 2019, 6.2 million shares remained available for repurchase under the stock repurchase program.

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurs interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 13, 2020. At December 31, 2019, $0.9 million was outstanding under the loan agreement. At December 31, 2019 the effective interest rate was 3.0%.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20.0 million revolving loan facility. The borrowers consist of the Company's subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. At December 31, 2019 and 2018 $2.5 million was outstanding under the revolving line of credit. At December 31, 2019 and 2018, the effective interest rate was 6.41% and 7.24% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, the Company is in compliance with such covenants. The borrowers intend to extend or renegotiate this agreement. We cannot assure we will be able to do so under acceptable terms, however, we don't expect a significant impact on our liquidity.

On December 5, 2019, the Company entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, December 31, 2019, JP Morgan Chase Bank issued $1.8 million letters of credit from the Credit line. As of December 31, 2019, none of the letters of credits were drawn upon. At December 31, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In December 11, 2019, Prism obtained a term sheet from Catskill Hudson Bank to refinance the 5.95% notes payable described above that was due in November 2019. Under the term sheet, the outstanding balance of notes payable of $0.8 million at December 31, 2019 will be payable in equal monthly installments for period of ten years. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. At December 31, 2019, $0.8 million was outstanding under notes payable.

In 2019, we paid $0.5 million to repurchase 48,197 shares of our Class B common stock, and, in 2018, we paid $0.9 million to repurchase 149,058 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Series 2012-A Preferred Stock

At December 31, 2019, there were 2.3 million shares of our Series 2012-A Preferred Stock issued and outstanding with an aggregate liquidation preference of $19.7 million. Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at December 31, 2019:

Payments Due by Period

(amounts in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Purchase obligations	$102,105	$63,083	$37,275	$1,747	$—
Renewable energy credits purchase obligations	36,158	15,808	17,177	3,173	—
Revolving credit loan payable (1)	2,514	2,514	—	—	—
Notes payable	893	116	173	173	431
Loan payable	921	921	—	—	—
Operating leases	3,176	632	793	446	1,305
Other liabilities (2) (3) (4)	120	120	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (5) (6) (7)	$145,887	$83,194	$55,418	$5,539	$1,736

(1)	The above table includes principal outstanding at December 31, 2019 plus estimated interest and fees.
(2)

The above table does not include amounts related to call option in the amount of $0.3 million in connection with the acquisition of Smile Energy due to the uncertainty of the amount and/or timing of any such payments.

(3)	The above table does not include amounts related to call option and a put option related to the noncontrolling interest in connection with the acquisition of Lumo due to the uncertaiy of the amount and/or timing of any such payments.
(4)	The above table does not include the financing made available to New Atid of up to $0.4 million due to the uncertainty of the amount and/or timing of any financing to be provided.
(5)	The above table does not include an aggregate of $12.5 million in performance bonds at December 31, 2019 due to the uncertainty of the amount and/or timing of any payments.
(6)	The above table does not include an aggregate of $1.8 million in letters of credit issued by JP Morgan Chare to the Company as of December 31, 2019 due to the uncertainty of the amount and/or timing of any payments. None of the letters of credit were used as of December 31, 2019.
(7)

The above table does not include our unrecognized income tax benefits for uncertain tax positions at December 31, 2019 of $0.4 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2019, the Company had outstanding aggregate performance bonds of $13.7 million and $1.8 million of unused letters of credit.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in 2019 had remained the same as in 2018, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have decreased by $0.8 million in 2019 and our gross profit from natural gas sales would have decreased by $2.0 million in 2019.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2019. Based on our evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as such dates.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness in internal control related to change management process and segregation of duties within applications and databases used by the Company to process and record transactions related to customer enrollment, customer programs and price plans, rebate programs, sales commissions, invoicing, and invoice payment information.

During 2019, management implemented our previously disclosed remediation plan that included: (i) implementation of a new software development toolkit and change managements process; (ii) revamp of the internal roles and privileges infrastructure with enhanced access controls; (iii) installation of a new database monitoring protocol with monitoring reports reviewed by an independent reviewer, and; (iv) developed and implemented compensating controls to independently validate the data within the application.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Acquisition of Lumo

We acquired a controlling interest in Lumo in January 2019. Management has excluded the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal controls over financial reporting as of December 31, 2019. Lumo constituted 5.1% and 4.4% of our total assets and net assets, respectively, as of December 31, 2019, and 4.8% of our consolidated revenue and 6.0% of the sum of our cost of revenue and operating expenses, respectively, for the year then ended. Management plans to fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2020.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

James A. Courter — Vice Chairman of the Board of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.03, 10.04 and 10.05 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(4)	Third Amended and Restated Employment Agreement, effective as of November 1, 2017, between the Registrant and Howard S. Jonas.

10.02(*)	Amendment No. 1 to the Third Amended and Restated Employment Agreement between the Registrant and Howard S. Jonas, dated as March 15, 2019.

10.03(5)	Restricted Stock Agreement between the Registrant and Howard Jonas, dated August 7, 2017.

10.04(6)	Second Amended and Restated Employment Agreement, effective as of January 1, 2018, between the Registrant and Avi Goldin.

10.06(8)	2011 Stock Option and Incentive Plan of Genie Energy Ltd.

10.07(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Marcum LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)	Incorporated by reference to Form 8-K filed August 9, 2012.

(4)	Incorporated by reference to Form 8-K/A, filed November 6, 2017.

(5)	Incorporated by reference for Form 10-K, filed March 16, 2020
(6)	Incorporated by reference to Form 10-Q, filed November 9, 2017.
(7)	Incorporated by reference to Form 8-K/A, filed January 2, 2018.

(8)	Incorporated by reference to Form 10-12G/A, filed October 27, 2011.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director	March 16, 2020
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 16, 2020
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 16, 2020
Avi Goldin	Principal Accounting Officer)

/s/ James A. Courter	Vice Chairman of the Board and Director	March 16, 2020
James A. Courter

/s/ W. Wesley Perry	Director	March 16, 2020
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 16, 2020
Alan B. Rosenthal

/s/ Allan Sass	Director	March 16, 2020
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lumo Energia Ojy (“Lumo”), which was acquired on January 2, 2019, and which is included in the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended. Lumo constituted 5% of total assets and net assets as of December 31, 2019 and 5% of net revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Lumo because of the timing of the acquisition which was completed on January 2, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lumo.

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

March 16, 2020

GENIE ENERGY LTD.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genie Energy, Ltd. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA LLP

We have served as the Company’s auditor since 2019.

BDO USA, LLP

Woodbridge, New Jersey
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Genie Energy LTD.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from June 29, 2018 through August 20, 2019.

New York, NY

March 18, 2019

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
(in thousands, except per share amounts)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,242	$41,601
Restricted cash—short-term	6,792	1,653
Trade accounts receivable, net of allowance for doubtful accounts of $2,631 and $2,003 at December 31, 2019 and 2018, respectively	49,822	35,920
Inventory	16,632	9,893
Prepaid expenses	6,318	6,167
Other current assets	2,133	2,670
TOTAL CURRENT ASSETS	112,939	97,904
Property and equipment, net	3,607	4,301
Goodwill	12,135	11,082
Other intangibles, net	6,837	6,321
Investment in equity method investees	675	2,208
Restricted cash – long-term	520	943
Deferred income tax assets, net	12,154	15,625
Other assets	7,377	8,480
TOTAL ASSETS	$156,244	$146,864
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Loans payable	$921	$—
Current portion of notes payable	116	923
Trade accounts payable	24,387	18,508
Accrued expenses	26,116	25,242
Contract liability	13,426	1,137
Income taxes payable	1,591	1,463
Due to IDT Corporation	381	234
Short-term revolving line of credit	2,514	—
Other current liabilities	2,704	3,279
TOTAL CURRENT LIABILITIES	72,156	50,786
Long-term notes payable	777	—
Long-term revolving line of credit	—	2,516
Other liabilities	2,381	900
TOTAL LIABILITIES	75,314	54,202
Commitments and contingencies (Note 15 and Note 16)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at December 31, 2019 and 2018	19,743	19,743
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2019 and 2018	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 25,785 and 25,544 shares issued and 24,755 and 25,294 shares outstanding at December 31, 2019 and 2018, respectively	258	255
Additional paid-in capital	139,615	136,629
Treasury stock, at cost, consisting of 1,030 and 250 shares of Class B common at December 31, 2019 and 2018, respectively	(7,675)	(1,624)
Accumulated other comprehensive income	2,519	2,591
Accumulated deficit	(59,671)	(53,939)
Total Genie Energy Ltd. stockholders’ equity	94,805	103,671
Noncontrolling interests:
Noncontrolling interests	(13,875)	(11,009)
TOTAL EQUITY	80,930	92,662
TOTAL LIABILITIES AND EQUITY	$156,244	$146,864

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2019	2018
REVENUES:
Electricity	$263,091	$227,883
Natural gas	39,926	46,560
Other	12,274	5,866
Total revenues	315,291	280,309
Cost of revenues	232,392	203,762
GROSS PROFIT	82,899	76,547
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	72,467	61,544
Exploration	—	244
Research and development expense	207	39
Impairment of assets	400	2,742
Income from operations	9,825	11,978
Interest income	448	557
Interest expense	(530)	(401)
Equity in the net loss in equity method investees	(4,830)	(3,430)
Gain on extinguishment of liability	—	164
Other income, net	1,066	156
Income before income taxes	5,979	9,024
(Provision for) benefit from income taxes	(4,600)	12,376
NET INCOME	1,379	21,400
Net loss attributable to noncontrolling interests	2,796	1,385
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	4,175	22,785
Dividends on preferred stock	(1,481)	(1,481)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$2,694	$21,304

Earnings per share attributed to Genie Energy Ltd. common stockholder
Basic	$0.10	$0.85
Diluted	$0.10	$0.83

Weighted-average number of shares used in calculation of earnings per share
Basic	26,607	25,154
Diluted	27,464	25,695

Dividends declared per common share	$0.30	$0.30
(i) Stock-based compensation included in selling, general and administrative expenses	$1,102	$4,523

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2019	2018
NET INCOME	$1,379	$21,400
Other comprehensive income:
Foreign currency translation adjustments	(519)	3
COMPREHENSIVE INCOME	860	21,403
Comprehensive loss attributable to noncontrolling interests	3,243	930
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$4,103	$22,333

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2017	2,322	$19,743	1,574	$16	23,601	$236	$130,870	$(2,428)	$3,045	$(67,469)	$(16,885)	$67,128
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(7,774)	—	(7,774)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(889)	—	—	—	(889)
Stock-based compensation	—	—	—	—	439	4	3,721	—	—	—	—	3,725
Sale of class B common stock and warrants	—	—	—	—	1,152	12	4,295	1,693	—	—	—	6,000
Purchases of equity of subsidiary	—	—	—	—	42	—	(4,140)	—	—	—	4,140	—

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

	Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Class B common stock issued for GRE deferred stock units	—	—	—	—	310	3	1,883	—	—	—	—	1,886
Non controlling interest from acquisition of prism	—	—	—	—	—	—	—	—	—	—	2,667	2,667
Other comprehensive loss	—	—	—	—	—	—	—	—	(454)	—	454	—
Net income for the year ended December 31, 2018	—	—	—	—	—	—	—	—	—	22,785	(1,385)	21,400
BALANCE AT DECEMBER 31, 2018	2,322	19,743	1,574	16	25,544	255	136,629	(1,624)	2,591	(53,939)	(11,009)	92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,114)	—	(8,114)
Purchase of Lumo	—	—	—	—	—	—	—	—	—	—	410	410
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(467)	—	—	—	(467)
Stock-based compensation	—	—	—	—	36	1	1,102	—	—	—	—	1,103
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Exercise of stock options	—	—	—	—	205	2	1,405	—	—	—	—	1,407
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(5,584)	—	—	—	(5,584)
Purchase of equity of subsidiary	—	—	—	—	—	—	(158)	—	—	—	(33)	(191)
Other comprehensive loss	—	—	—	—	—	—	—	—	(72)	—	(447)	(519)
Net income for the year ended December 31, 2019	—	—	—	—	—	—	—	—	—	4,175	(2,796)	1,379
BALANCE AT DECEMBER 31, 2019	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018

OPERATING ACTIVITIES
Net income	$1,379	$21,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,627	2,062
Deferred income taxes	3,471	(13,483)
Provision for doubtful accounts receivable	658	904
Stock-based compensation	1,102	4,523
Gain on sale disposal of property and equipment	—	(18)
Gain on extinguishment of liability	—	(164)
Impairment of goodwill	400	—
Impairment of assets	—	2,742
Equity in the net loss of equity method investees	4,830	3,430
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(12,041)	7,817
Inventory	(6,739)	(4,764)
Prepaid expenses	(124)	219
Other current assets and other assets	1,137	2,726
Trade accounts payable, accrued expenses and other current liabilities	5,506	(7,846)
Contract liability	12,271	547
Due to IDT Corporation	147	20
Income taxes payable	128	(741)
Net cash provided by operating activities	15,752	19,374
INVESTING ACTIVITIES
Capital expenditures	(404)	(584)
Investments in notes receivable	(214)	—
Proceeds from disposal of property	—	62
Payment for acquisition of license in Japan	—	(745)
Cash transferred to Atid 613	—	(209)
Payment for acquisition, net of cash acquired	(2,044)	(250)
Repayment of notes receivable	124	94
Investments in equity method investees	(3,235)	(1,306)
Net cash used in investing activities	(5,773)	(2,938)
FINANCING ACTIVITIES
Dividends paid	(9,595)	(9,256)
Purchases of Class B common stock	(5,584)	—
Repayment of short-term debt—Lumo Energia	(2,260)	—
Repayment of notes payable	(45)	(10)
Proceeds from exercise of stock options	1,407	—
Proceeds from sales of Class B common stock and warrants	—	6,000
Proceeds from loan	921	—
Repurchases of Class B common stock from employees	(467)	(889)
Net cash used in financing activities	(15,623)	(4,155)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,643)	12,270
Cash, cash equivalents and restricted cash at beginning of year	44,197	31,927
Cash, cash equivalents and restricted cash at end of year	$38,554	$44,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$529	$400
Cash payments made for income taxes	$702	$1,771
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Class B common stock issued for GRE deferred stock units	$—	$1,886
Purchase of equity of subsidiary (Note 12)	$—	$(4,140)
Carrying value of assets contributed to Atid 613 (Note 2)	$—	$1,000

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 99.3% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Energy International LLC ("GRE International" or "GREI"), 100% of Genie Energy Services ("GES"), and 97.0% of Genie Oil and Gas, Inc. (“GOGAS”). The “Company” in these financial statements refers to Genie, GRE, GRE International, GES and GOGAS, and their respective subsidiaries, on a consolidated basis.

GRE, owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, LLC (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectivity, “TSE”), Southern Federal Power, LLC ("Southern Power") and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers in the Eastern and Midwestern United States.

GRE International holds the Company's 73.0% interest in its joint venture that serves retail customers in the United Kingdom ("U.K.") under the name Orbit Energy, and its wholly-owned venture in Japan, which recently launched commercial operations. In January 2019, the Company acquired an 80.0% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland (see Note 2). In November 2019, the Company increased its interest in Lumo to 89.0%.

GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism") (see Note 2), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

GOGAS is an oil and gas exploration company and owns an interest in a contracted drilling services operation. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an inactive oil and gas exploration project in the Golan Heights in Northern Israel, and controlling interests in inactive oil and gas projects. GOGAS also holds a 37.5% interest in a contracting drilling services company in Israel ("Atid 613") (see Note 2).

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 46.9% and 50.3% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2019 and 2018, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% and 29.5%of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2019 and 2018, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Equity Method Investments

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from the Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. The Company records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period adjusted for seasonality-based cooling and heating degree-days and historical trends.

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of Lumo are capitalized and amortized over eighteen months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract was $0.8 million for the year ended December 31, 2019. At December 31, 2019, customer acquisition costs of $0.6 million and $0.1 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Revenues from Sale of Solar Panels

The revenue from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar panels, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

Revenues from sales of solar panels are included under the Other Revenues in the consolidated statements of income.

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2019
Fixed rate	$108,523	$4,001	$—	$112,524
Variable rate	154,568	35,925	—	190,493
Other	—	—	12,274	12,274
Total	$263,091	$39,926	$12,274	$315,291

For the year ended December 31, 2018
Fixed rate	$77,383	$2,781	$—	$80,164
Variable rate	150,500	43,779	—	194,279
Other	—	—	5,866	5,866
Total	$227,883	$46,560	$5,866	$280,309

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2019
Non-Commercial Channel	$232,511	$33,979	$—	$266,490
Commercial Channel	30,580	5,947	—	36,527
Other	—	—	12,274	12,274
Total	$263,091	$39,926	$12,274	$315,291

For the year ended December 31, 2018
Non-Commercial Channel	$217,019	$43,383	$—	$260,402
Commercial Channel	10,864	3,177	—	14,041
Other	—	—	5,866	5,866
Total	$227,883	$46,560	$5,866	$280,309

Contract Liabilities

Certain revenue contracts in GES includes provisions that require advance payment from customers. These advance payments received under revenue contracts are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

	December 31,
	2019	2018
	(in thousands)
Contract liability, beginning	$1,137	$205
Recognition of revenue included in the beginning of year contract liability	(635)	(205)
Additions during the period, net of revenue recognized during the period	12,924	1,137
Contract liability, end	$13,426	$1,137

The increase in contract liabilities primarily related to a significant advance payment by a customer to purchase solar panels, which the Company expects to deliver in 2020.

Oil and Gas Exploration

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$31,242	$41,601
Restricted cash—short-term included in other current assets	6,792	1,653
Restricted cash—long-term	520	943
Total cash, cash equivalents, and restricted cash	$38,554	$44,197

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16) and Credit Agreement with JPMorgan Chase (see Note 9). Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable, Net

Trade accounts receivable, net is reported in the balance sheet as gross outstanding amounts adjusted for doubtful accounts.

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

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. GRE holds renewable energy credits for both sale and use, and treats the credits as a government incentive to encourage the construction of renewable power plants. Renewable energy credits are valued at the lower of cost and net realizable value. Gains and losses from the sale of renewable energy credits are recognized in cost of revenues when the credits are transferred to the buyer.

Solar Panels

Inventories related to solar panels are stated at the lower of cost or net realizable value. The cost is determine using the first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor, and indirect manufacturing costs.

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

Inventories consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Natural gas	$1,052	$1,116
Renewable credits	14,940	8,654
Solar Panels:
Finished goods	424	40
Raw materials	216	83
Total solar panels inventory	640	123
Totals	$16,632	$9,893
F-13

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

The estimated useful life of property plant and equipment as follows:

Years
Building and improvements	4 - 27
Machinery and equipment	2 - 9
Computer software and development	2 - 5
Computers and computer hardware	2 - 5
Office equipment and other	5 - 7

The fair value of patents and trademarks, non-compete agreements and customer relationships acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: patents and trademarks are amortized on a straight-line basis over 5 to 20-year period; non-compete agreements are amortized on a straight-line basis over 2 to 3-year term; and customer relationships are amortized ratably over the 2 or 9 year period.

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

The Company has four reportable segments with five underlying reporting units: GRE, GRE International, Prism and Diversegy, which are in the GES segment, and GOGAS.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual goodwill impairment test as of October 1, 2019. In reviewing goodwill for impairment, the Company has the option, for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.

The determination of the fair value of our reporting units is based on an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new customers, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. The estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

Due to the volatility of electricity and natural gas prices, GRE and GRE International enters into futures contracts, swaps and put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the futures contracts, swaps and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Cost of revenues” in the consolidated statements of operations.

In addition to the above, GRE and GRE International utilize forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE and GRE International apply the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, thereby these contracts are not adjusted to fair value. GRE and GRE International also apply the normal purchase and normal sale accounting treatment to forward contracts for the physical delivery of electricity in nodal energy markets that result in locational marginal pricing charges or credits, since this does not constitute a net settlement, even when legal title to the electricity is conveyed to the ISO during transmission. Accordingly, GRE and GRE International recognize revenue from customer sales, and the related cost of revenues, at the contracted price, as electricity and natural gas is delivered to retail customers.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. The related minimal amount of shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $0.3 million and $0.1 million were recorded in selling, general and administrative expense during the years ended December 31, 2019 and 2018, respectively.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expense in the period in which it is incurred. Most of the advertisements are in print, over the radio, or direct mail. In the years ended December 31, 2019 and 2018, advertising expense included in selling, general and administrative expense was $4.1 million and $2.4 million, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income or loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2019	2018
	(in thousands)
Basic weighted-average number of shares	$26,607	$25,154
Effect of dilutive securities
Stock options and warrants	718	130
Non-vested restricted Class B common stock	139	411
Diluted weighted-average number of shares	$27,464	$25,695

The following shares were excluded from the diluted earnings per share computations because they were anti-dilutive:

	Year ended December 31,
(in thousands)	2019	2018
Stock options	126	341

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company recognizes compensation expense for grants of stock-based awards to its employees based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the requisite service period, which approximates the vesting period. Stock-based compensation is included in selling, general and administrative expense. Forfeitures are recognized as incurred.

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

GRE’s REPs reduce their customer credit risk by participating in purchase of receivable, or POR, programs for a majority of their receivables. In addition to providing billing and collection services, certain utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs for those purchased receivables. GRE’s REPs’ primary credit risk with respect to those purchased receivables is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance during certain period, and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated revenues from customers by utility company that equal or exceed 10% of consolidated revenues in the period (no other single utility company accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2019		2018
Con Edison	na	%	11%

na – less than 10% of consolidated revenue in the period

There was no single utility company accounted for 10% or greater of the Company’s consolidated gross trade accounts receivable at December 31, 2019 or 2018.

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2019
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$2,003	$658	$(30)	$2,631
Year ended December 31, 2018
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$1,099	$904	$—	$2,003

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on January 1, 2023. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. The Company adopted the amendments in this ASU on January 1, 2018. Certain amounts from the prior year's statements of cash flows have been reclassified in order to conform to the 2018 presentation. The adoption did not have a material impact on the Company's consolidated balance sheets and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The amendments in this ASU are effective for the Company on January 1, 2020. Early application is permitted. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. The Company does not expect the adoption of the ASU to have a significant impact on the consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes how entities apply the variable interest entity ("VIE") guidance evaluate decision-making fees. The ASU provides guidance on whether these fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. When evaluating whether decision-making fees are a variable interest, indirect interest will be evaluated in a similar manner to how they are considered when identifying the primary beneficiary of a VIE. The new guidance in this ASU are effective for the Company on January 1, 2020. Early adoption was permitted. The Company does not expect the adoption of the ASU to have a significant on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. The ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted but requires simultaneous adoption of all provisions of this guidance. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

Note 2 — Acquisitions and Divestiture

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (the “Lumo Closing Date”), the Company completed the purchase of an 80.0% controlling interest in Lumo Energia Oyj ("Lumo"), a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million at closing). The Company contributed €1.3 million (equivalent to $1.5 million at closing) as a capital loan to fund Lumo's working capital requirements. The Company also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at closing) to pay off and replace Lumo's remaining debt. The secured loan matures in 4 years and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its class B common stock to certain of the sellers which are subject to restrictions (the "Lumo Restricted Shares"). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to two years following the Lumo Closing Date.The Lumo Restricted Shares are accounted for as a share-based compensation and is amortized to the consolidated statement of income over the vesting period of two years.

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

The Company recorded revenue for Lumo of approximately $15.2 million in its consolidated statements of operations and comprehensive income for the year ended December 31, 2019. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Cash	$1,539
Trade accounts receivable	2,520
Other current assets	411
Intangible assets:
Trademark (5-year useful life)	294
Non-compete agreements (3-year useful life)	34
Customer relationship (2-year useful life)	1,924
Goodwill	1,744
Other assets	95
Accounts payable and other current liabilities	(2,403)
Short-term debts	(2,260)
Other liabilities	(97)
Noncontrolling interest	(410)
Net assets	$3,391

(in thousands)
Supplemental information
Cash paid to Sellers	$1,869
Cash contributed to Lumo	1,522
Total consideration	$3,391

Goodwill was allocated to the GRE International segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

During the fourth quarter of 2019, the Company obtained information relevant to determining the fair value of minority interest related to the acquisition of Lumo and adjusted its' purchase price allocation. Based on this information, the Company reduced the allocation of the purchase price in noncontrolling interest by $0.5 million with corresponding adjustments to goodwill and intangible assets.

In November 2019, the Company acquired additional 9.0% interest in Lumo increasing the aggregate ownership to 89.0% for $0.2 million.

Acquisition of Prism

Prism is a solar solutions company that is engaged in U.S.-based panel manufacturing, installation design and project management. Prism’s solar panels feature high efficiency N-type silicon solar cells designed into bifacial solar modules which result in systems with a reduction in the average cost per kilowatt hour, while their glass-on-glass design increases the durability and lifetime value of Prism’s panels.

Between August and October 2018, the Company extended an aggregate of $1.3 million bridge loans to Prism. The bridge loans, which were secured by a subordinated security interest in Prism’s assets as well as a second mortgage and assignment of rents on Prism’s plant and facility, bore fixed annual interest rate of 12.0%.

On October 25, 2018, the Company acquired a 60.0% controlling interest in Prism in exchange for a total consideration of $4.0 million, which included (i) the conversion of $1.4 million of principal amount of bridge loans, including accrued interest, into equity of Prism, (ii) a $1.1 million cash contribution to Prism, and (iii) an obligation to fund Prism an additional $1.5 million within 60 days.

The Company recorded revenue for Prism of approximately $10.1 million and $3.3 million in its consolidated statements of operations and comprehensive income for year ended December 31, 2019 and 2018, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

During the first quarter of 2019, the Company obtained information relevant to determining the fair value of certain intangible assets related to the acquisition of Prism and adjusted its' purchase price allocation. Based on this information, the Company recognized an increased allocation of the purchase price to intangibles of $0.3 million with a corresponding decrease to goodwill.

Prism's noncurrent notes payable consisted of the following:

	December 31, 2018	October 25, 2018
	(in thousands)
5.95% note payable, due in monthly payments of $7,184 including interest, through November 2019 when the balloon payment is due, collateralized by Prism's assets	$893	$918
20.00% demand note payable, uncollaterlized	30	30
	923	948
Less: Current maturities	923	63
Noncurrent portion	$—	$885

On April 12, 2019, Prism restructured its ownership. The Company how holds a 60.0% interest in Plus EnerG, Inc. ("Plus EnerG") which owns 100% of Prism.

In December 11, 2019, the Company refinanced the 5.95% notes payable from Catskill Hudson Bank described above that was due in November 2019. The outstanding balance of notes payable of $0.8 million at December 31, 2019 will be payable in equal monthly installments for period of ten years. The outstanding principal amount incurs fixed interest at 4.75% per annum.  The notes payable are secured by Prism's commercial property in Highland, New York. At December 31, 2019, $0.8 million was outstanding under notes payable with $0.1 million included in the current portion of notes payables.

Prism's noncurrent notes payable consisted of the following as of December 31, 2019 (in thousands):

4.75% notes payable	$863
Less: Current portion	86
Total	$777

 The annual maturities of the Term Loan, as of December 31, 2019, are as follows (in thousands):

2020	$86
2021	86
2022	86
2023	86
2024	86
Thereafter	433
Total	$863

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestiture of Majority Interest in Atid Drilling Ltd.

Following the Company’s decision to suspend oil and gas exploration drilling activities at its Afek subsidiaries, in June 2018, the Company initiated a plan to sell primarily all of Atid Drilling Ltd’s  ("Atid") assets and liabilities. In 2018, the Company recorded a write-down to fair value of Atid’s net assets in the amounts of $2.7 million. On September 1, 2018, Genie Israel Holdings Ltd., a wholly-owned subsidiary of GOGAS (“Genie Israel”) contributed to Atid 613, the equity of Atid with net book value of $1.0 million in exchange for 37.5% interest in Atid 613. The remaining interests in Atid  613 are held by Howard Jonas, the Company’s Chairman (37.5%) and by Geoffrey Rochwarger, the Company’s former Vice Chairman (25.0%) and the Chief Executive Officer of Atid 613.

Genie Israel also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of December 31, 2019, the outstanding balance of Credit Facility was nil.

Genie Israel accounts for its investments in the newly formed contracted drilling services company in Israel using the equity method of accounting.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2019 and 2018 as if the acquisitions of Lumo and Prism and divestiture of a majority interest Atid, had been completed as of the beginning of 2018 and 2017, respectively. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible assets amortization, (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period, (iii) impairment of assets related to Atid, and (iv) income taxes at a rate consistent with the Company’s statutory rate at the date of the acquisitions. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Year ended December 31,
	2019	2018
	(in thousands)
Total revenues	$293,694	$281,847
Net income	217,746	21,524
Net income attributable to Genie Energy Ltd. common stockholders	20,634	22,511
Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	0.81	0.89
Diluted	0.80	0.88
F-23

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2019
Assets:
Derivative contracts	$5	$322	$—	$327
Liabilities:
Derivative contracts	$1,569	$410	$—	$1,979
December 31, 2018
Assets:
Derivative contracts	$1,107	$467	$—	$1,574
Liabilities:
Derivative contracts	$2,100	$248	$—	$2,348

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

Restricted cash — short-term and long-term, trade receivables, due to IDT Corporation and accounts payable. At December 31, 2019 and 2018, the carrying amount of these assets and liabilities approximated fair value due to short-term nature. The fair value estimate for restricted cash — short-term and long-term were classified as Level 1 and other current assets, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit and notes payable. At December 31, 2019 and 2018, other assets included notes receivable. At December 31, 2019, the outstanding balance of the sellers of Lumo's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amounts of the note receivable, revolving line of credit and notes payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2019
Impairment of goodwill	$—	$—	$400	$400
December 31, 2018
Impairment of assets (Atid)	$—	$—	$2,742	$2,742

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.

The primary non-recurring fair value estimates typically involve business acquisitions (Note 2) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing (Note 8), which involves Level 3 inputs, and asset impairments (Note 2) which utilize Level 3 inputs.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as economic hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2019 and 2018, GRE’s swaps and options were traded on the New York Mercantile Exchange.

GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2019 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2020	186,005	359,710
Second quarter 2020	95,000	138,920
Third quarter 2020	85,000	105,702
Fourth quarter 2020	44,680	83,051
First quarter 2021	—	79,500
Second quarter 2021	—	60,400
Third quarter 2021	—	45,700
Fourth quarter 2021	—	38,450
First quarter 2022	—	28,600
Second quarter 2022	—	16,450
Third quarter 2022	—	2,850
Fourth quarter 2022	—	1,450

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2019	2018
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$324	$1,116
Energy contracts and options	Other assets	3	458
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$327	$1,574

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$1,909	$2,028
Energy Contracts and options	Other liabilities	70	320
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$1,979	$2,348

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Loss Recognized on Derivatives
		Year ended December 31,
(in thousands)		2019	2018
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$24,810	$2,013

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2020 and 2030. The Company has no finance leases.

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

ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a fully collateralized and fully amortizing borrowing with maturity date the same length of the lease that is based on information available at the lease commencement date. ROU assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

(in thousands)	December 31, 2019

ROU assets	$2,357

Current portion of operating lease liabilities	479
Noncurrent portion of operating lease liabilities	1,917
Total	$2,396

At December 31, 2019, the weighted average remaining lease term is 7.3 years and the weighted average discount rate is 6.5%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the year ended December 31, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$883

ROU assets obtained in the exchange for lease liabilities
Operating leases	$301

Future lease payments under operating leases as of December 31, 2019 were as follows:

(in thousands)
2020	632
2021	551
2022	242
2023	221
2024	225
Thereafter	1,305
Total future lease payments	3,176
Less imputed interest	780
Total operating lease liabilities	$2,396

Rental expenses under operating leases were $0.9 million and $0.7 million in the years ended December 31, 2019 and 2018, respectively.

A portion of the Prism facility is being rented out to other tenants. The rent income generated from the lease contracts are not significant to the consolidated financial statements.

As of December 31, 2018, prior to adoption of ASU 2016-02, the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were:

Future lease payments under operating leases as of December 31, 2019 were as follows:

(in thousands)
2019	527
2020	428
2021	377
2022	217
2023	221
Thereafter	1,530
Total operating lease liabilities	$3,300

Note 6 — Investments in Equity Method Investees

Investment in Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy (the"JV Agreement"). In 2019 and 2018, the Company contributed $2.7 million and $1.3 million, respectively, to Shoreditch, which increased GEUK's total contribution to $8.0 million as of December 31, 2019. The Company owns 73.0% of the equity.

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

In 2018, the Company extended a total of $0.2 million in loans to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2.0% and is due, together with the principal amount on September 17, 2023. As of December 31, 2019, the outstanding balance, including accrued interest, of the EGC Loan was $0.2 million.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the balance of GEUK’s investment in Shoreditch (in thousands):

	For the year ended December 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$1,679	$3,450
Capital contributions	2,735	1,306
Foreign currency translation adjustment	26	(87)
Equity in the net loss	(4,440)	(2,990)
Balance, end of period	$—	$1,679

At December 31, 2019, the Company’s maximum exposure to loss as a result of its involvement with Shoreditch was its nil, excluding the balance of EGC Loan, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Investment in New Atid 613

As discussed in Note 2, Acquisitions and Divestitures, in September 2018, the Company divested a majority interest in Atid in exchange for 37.5% interest in Atid 613 which the Company accounts for using equity method of accounting.

The following table summarizes the change in the balance of the Company's investment in Atid 613 for the years ended December 31, 2019 and 2018:

	December 31
	2019	2018
	(in thousands)
Balance, beginning of period	$529	$—
Capital contributions	—	1,000
Equity in net loss	(291)	(440)
Foreign currency translation adjustments	36	(31)
Balance, end of period	$274	$529

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million) of such amount. In August 2019, the Company extended NIS 0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bear no interest until March 1, 2020 and 5.5% after that date.

At December 31, 2019, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

Atid 613 charge the Company for a portion certain of their employees that provide service to the Company. For the year ended December 31, 2019 and 2018, Atid 613 charged the Company $0.6 million and $0.7 million, respectively. At December 31, 2019 and 2018, the Company owed Atid 613, $0.1 million and immaterial, respectively.

The Company also issued letters of credit in favor of Atid 613 of up to $0.8 million. At December 31, 2019, the letters of credit are not drawn upon.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Property and Equipment

	December 31,
	2019	2018
	(in thousands)
Land	$230	$230
Building and improvements	2,349	2,291
Manufacturing equipment	1,434	1,403
Computer software	2,549	2,229
Computers and computer hardware	244	237
Office equipment and other	146	270
	6,952	6,660
Less: accumulated depreciation	(3,345)	(2,359)
Property and equipment, net	$3,607	$4,301

Depreciation expense of property and equipment was $1.1 million and $0.8 million in the years ended December 31, 2019 and 2018, respectively.

Note 8 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2018 to December 31, 2019:

	GRE	GRE International	GES	Total
	(in thousands)
Balance at January 1, 2018	$9,998	$—	$—	$9,998
Acquisition of Prism (see Note 2)	—	—	1,084	1,084
Balance at December 31, 2018	9,998	—	1,084	11,082
Acquisition of Lumo (see Note 2)	—	1,744	—	1,744
Prism acquisition purchase price allocation adjustment (see Note 2)	—	—	(280)	(280)
Impairment of Prism goodwill	—	—	(400)	(400)
Cumulative translation adjustment	—	(11)	—	(11)
Balance at December 31, 2019	$9,998	$1,733	$404	$12,135

The Company performed its annual goodwill impairment test as of October 1, 2019. The Company elected to perform a qualitative analysis for its GRE and GRE International reporting units. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. The Company performed quantitative impairment analysis for Prism reporting unit as a result of lower than expected results of operations in 2019. As a result of this test, the Company concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2019	(in thousands)
Patents and trademarks	17.1 years	$3,842	$(560)	$3,282
Non-compete agreement	1.6 years	148	(126)	22
Customer relationships	3.9 years	6,706	(3,941)	2,765
Licenses	10.0 years	895	(127)	768
TOTAL		$11,591	$(4,754)	$6,837
December 31, 2018
Trademark	17.3 years	$3,470	$(288)	$3,182
Non-compete agreement	2.0 years	115	(112)	3
Customer relationships	4.0 years	4,612	(2,334)	2,278
Licenses	10.0 years	895	(37)	858
TOTAL		$9,092	$(2,771)	$6,321

Amortization expense of intangible assets (including minimal amount reported in cost of revenues) was $2.5 million and $1.3 million in the years ended December 31, 2019 and 2018, respectively. The Company estimates that amortization expense of intangible assets will be $2.0 million, $1.0 million, $0.5 million, $0.5 million, $0.4 million and $2.4 million in the years ending December 31, 2020, 2021, 2022, 2023, 2024 and 2025 and thereafter, respectively.

Note 9 — Debt

Loan with Tokyo Star Bank

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurs interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 13, 2020. At December 31, 2019 $0.9 million was outstanding under the loan agreement. At December 31, 2019 the effective interest rate was 3.0%.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC (“Vantage”) for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. To date, we are in compliance with such covenants. At December 31, 2019 and 2018, $2.5 million was outstanding under the revolving line of credit. At December 31, 2019 and 2018, the effective interest rate was 6.41% and 7.24% per annum, respectively.

Credit Agreement with JPMorgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of the Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”) to extend the maturity date to December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, December 31, 2019, JP Morgan Chase Bank issued $1.8 million letters of credit from the Credit line. As of December 31, 2019, none of the letters of credits were drawn upon. At December 31, 2019, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Domestic	$23,894	$15,246
Foreign	(17,915)	(6,222)
INCOME BEFORE INCOME TAXES	$5,979	$9,024

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Bad debt reserve	$701	$543
Accrued expenses	1,093	2,629
State taxes	80	91
Charitable contributions	173	189
Net operating loss	49,055	46,632
ROU assets	521	—
Lease liability	(474)	—
Stock options and restricted stock	520	519
Depreciation	5,241	6,209
Total deferred income tax assets	56,910	56,812
Valuation allowance	(44,756)	(41,187)
DEFERRED INCOME TAX ASSETS, NET	$12,154	$15,625

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes a valuation allowance against deferred tax assets to the extent that it believes that the deferred tax assets are not more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company released a portion of the valuation allowance of $15.0 million in 2018 to reflect the anticipated utilization of the U.S. deferred tax assets. The company maintains the valuation allowance on the foreign deferred tax assets as well as the deferred tax assets relating to the nonconsolidated U.S. entities.

The (provision for) benefit from income taxes consists of the following:

	Year ended December 31,
	2019	2018
	(in thousands)
Current:
Federal	$—	$—
State and local	(1,129)	(1,107)
Foreign	—	—
	(1,129)	(1,107)
Deferred:
Federal	(2,808)	13,609
State and local	(663)	(126)
Foreign	—	—
	(3,471)	13,483
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(4,600)	$12,376

The differences between (provision for) benefit from income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
U.S. federal income tax benefit at statutory rate	$(1,256)	$(1,895)
Valuation allowance	(3,569)	15,113
Nondeductible expense	175	(12)
Foreign tax rate differential	13	1,493
Other	567	(1,174)
State and local income tax, net of federal benefit	(530)	(1,149)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(4,600)	$12,376

At December 31, 2019, the Company had U.S. federal and state net operating loss carry-forwards of approximately $21.1 million and $131.8 million, respectively. These carry-forward losses are available to offset future U.S. federal and state taxable income and are not subject to Section 382 limitations. The federal net operating loss carry-forwards will start to expire in 2034. The state net operating loss carry-forwards will start to expire in 2030, with the year loss expiring in 2038.

At December 31, 2019, the Company had foreign net operating loss carry-forwards of approximately $121.5 million, of which $104.6 million will not expire.

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $35.5 million that begin to expire in 2025. The NOL of $30.8 million related to Prism, and may be subject to Internal Revenue Code Section 382 limitation at time of utilization. Current year losses of $2.5 million will not expire.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2019
Reserves for valuation allowances deducted from deferred income taxes, net	$41,187	$3,569	$—	$44,756
Year ended December 31, 2018
Reserves for valuation allowances deducted from deferred income taxes, net	$48,337	$7,963	$(15,113)	$41,187

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of period	$433	$558
Additions based on tax positions related to the current period	84	98
Lapses of statutes of limitations	(134)	(223)
Balance at end of period	$383	$433

All of the unrecognized income tax benefits at December 31, 2019 and 2018 would have affected the Company’s effective income tax rate if recognized. The Company does not expect the total amount of unrecognized income tax benefits to significantly increase or decrease within the next twelve months.

In the years ended December 31, 2019 and 2018, the Company recorded minimal amount of interest on income taxes. At December 31, 2019 and 2018, accrued interest included in current income taxes payable was minimal.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2016 to 2019, state and local tax returns generally for 2015 to 2019 and foreign tax returns generally for 2015 to 2019.

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

The Preferred Stock is redeemable, in whole or in part, at the option of the Company 100% of the Liquidation Preference plus accrued and unpaid dividends.

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

Dividend Payments

In the year ended December 31, 2019, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $8.1 million in total dividends paid. In the year ended December 31, 2018, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $7.4 million in total dividends paid. On March 11, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share on the Company’s Class A common stock and Class B common stock for the fourth quarter of 2019 to stockholders of record as of the close of business on March 24, 2020. The dividend will be paid on or about April 3, 2020.

In each of the years ended December 31, 2019 and 2018, the Company paid aggregate cash dividends of $0.6376 per share on its Preferred Stock, equal to $1.5 million in dividends paid. On February 15, 2020, the Company paid a quarterly Base Dividend of $0.1594 per share on its Preferred Stock for the fourth quarter of 2019 to stockholders of record as of the close of business on February 6, 2020.

The Delaware Corporation Law allows companies to declare dividends out of its “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2019, the Company acquired 731,869 Class B common stock under the stock repurchase program for an aggregate amount of $5.6 million. There were no repurchases under the program in the years ended December 31, 2018. At December 31, 2019, 6.2 million shares remained available for repurchase under the stock repurchase program.

In the year ended December 31, 2019, the Company paid $0.5 million to repurchase 48,197 shares of its Class B common stock. In the year ended December 31, 2018, the Company paid $0.9 million to repurchase 149,000 shares of its Class B common stock. These shares were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2019 and 2018, the Company held 1.0 million and 0.2 million shares of treasury stock, respectively, with respective costs of $7.7 million and $1.6 million and a weighted averages of $7.46 and $6.51 per share, respectively.

Repurchase Right on Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer. Pursuant to these agreements, among other things, in 2014, the Company sold an aggregate of 3.6 million shares of the Company’s Class B common stock to Mr. Jonas at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). Upon certain terminations of Mr. Jonas’ employment by the Company, 0.6 million of the Class B shares are subject to repurchase by the Company at $6.82 per share, which repurchase right lapsed on December 31, 2019.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and a principal owner, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of December 31, 2019, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

Purchases of Equity of Subsidiary

In June 2018, an entity affiliated with Lord (Jacob) Rothschild exercised its option to exchange its 5% equity interest in GOGAS for 41,667 shares of the Company’s Class B common stock. The fair value of the shares of Class B common stock at the time of the exchange was $0.2 million. The Company’s ownership of GOGAS increased from 92% to 97% upon the completion of the exchange.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. On May 7, 2018 and May 8, 2019, the Company’s stockholders approved amendments to the Plan to reserve an additional 974,199 shares and 372,000 shares of the Company’s Class B common stock, respectively, for issuance thereunder. At December 31, 2019, the Company had 2.7 million shares of Class B common stock reserved for award under the Plan and 503,000 shares were available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested shares at December 31, 2018	367	$5.46
Granted	199	6.50
Vested	(158)	5.61
Forfeited	(163)	6.38
NON-VESTED SHARES AT DECEMBER 31, 2019	245	$5.59

At December 31, 2019, there was $1.0 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant date fair value of shares vested in the years ended December 31, 2019 and 2018 was $0.4 million and $0.4 million, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $1.0 million and $3.4 million in the years ended December 31, 2019 and 2018, respectively.

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

On February 11, 2019, the Company granted options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million earned in previous periods. These options vest in three equal annual installments beginning on February 11, 2020.

The fair value of stock options granted in the years ended December 31, 2019 and 2018 were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table (dollar amount in thousands).

	December 31,
	2019	2018
Average risk-free interest rate	2.5%	2.6%
Expected dividend yield	3.7	6.9
Expected volatility	52.7	55.8
Expected term	4 years	5.0 years
Weighted-average grant date fair value of options granted	$2.6	$1.3

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	635	$5.83	3.5	$434
Granted	126	8.05
Exercised	(205)	6.85
Cancelled/Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2019	556	$5.96	3.1	$1,065
EXERCISABLE AT DECEMBER 31, 2019	468	$6.69	2.2	$544

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $0.8 million and minimal, respectively. At December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options. The Company recognized $0.1 million and minimal compensation cost related to the vesting of the options in the years ended December 31, 2019 and 2018, respectively. Cash received from option exercises was $1.4 million for the year ended December 31, 2019. There was no exercises for the year ended December 31, 2018.

Subsidiary Equity Grants

On May 5, 2015, the Compensation Committee of the Company’s Board of Directors approved the grant of deferred stock units in GRE representing an aggregate of 3.9% of the outstanding equity in GRE to certain of the Company’s officers and employees with three-year vesting period. GRE has the right to issue shares of the Company’s Class B common stock or pay cash to satisfy its obligations to issue common stock of GRE upon the vesting of the deferred stock units.

In August 2018, the Company issued 310,467 shares of the Company’s Class B common stock in exchange for the final vesting of deferred stock units of GRE. The aggregate fair value of the shares of the Company’s Class B common stock issued was $1.9 million. The Company acquired 128,865 shares of Class B Common Stock with aggregate cost of $0.8 million, tendered by the Company’s officers and employees to satisfy tax withholding obligations related to the vesting of the deferred stock units.

The Company recognized aggregate compensation cost related to the vesting of the deferred stock units and other subsidiary equity interests that was $1.1 million in the year ended and December 31, 2018. There was no compensation cost recognized for the year ended December 31, 2019. At December 31, 2019, there was no unrecognized compensation cost related to non-vested subsidiary equity interests.

GES and GREI Equity Grants

In August 2017, GREI, which holds the Company's interests in ventures in the U. K., Japan and Finland, granted deferred stock units in GREI representing an aggregate of 4.0% of the outstanding equity in GREI to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The cost is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. GREI recognized compensation costs related to the vesting of the GREI deferred stock units of $0.1 million the years ended December 31, 2019 and 2018. At December 31, 2019, the unrecognized compensation cost relating to these grants was minimal.

In August 2017, GES, a subsidiary of GRE that holds holds Diversegy, Genie Solar Energy and Prism, granted deferred stock units in GES representing an aggregate of 4.5% of the outstanding equity in GES to certain of the Company’s officers and a consultant. The deferred stock units vest in equal amounts on the first, second and third anniversaries of the date of grant. The fair value of the GES deferred stock units on the date of grant was minimal, which is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period.

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

Net income (loss) related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Net loss	$(490)	$(1,197)
Aggregate provided by repaid to the Company, net	$(649)	$(809)

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and cash equivalents	$250	$70
Trade accounts receivable	586	623
Prepaid expenses and other current assets	381	411
Other assets	359	359
TOTAL ASSETS	$1,576	$1,463
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$467	$513
Due to IDT Energy	2,598	1,949
Noncontrolling interests from CCE	(1,489)	(999)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,576	$1,463

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14 — Accumulated Other Comprehensive Income

The accumulated balances for other comprehensive income were as follows:

(in thousands)	Foreign currency translation
Balance at December 31, 2017	$3,045
Other comprehensive income attributable to Genie	(454)
Balance at December 31, 2018	2,591
Other comprehensive loss attributable to Genie	(72)
Balance at December 31, 2019	$2,519

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Legal and Regulatory Proceedings

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On October 31, 2019, the court granted IDT Energy's motion to bifurcate individuals and class claims to expedite discovery and dispositive motion related to the named plaintiffs for lack of personal jurisdictions. On January 9, 2020, the court granted IDT Energy's motion for summary judgement to dismiss one of the named plaintiffs for lack of personal jurisdiction. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of December 31, 2019.

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

Under the Settlement Agreement, the Company has agreed to pay certain amounts to resolve the lawsuits and obtain a release of claims that were, or could have been, asserted in the lawsuits or that are related to, or arise out of the conduct alleged in the lawsuits or similar conduct, wherever it may have occurred. The settlement payment includes payments to customers who timely made a claim, class counsel, and the named plaintiffs, as well as the cost of a claims administrator for administrating the claims process. The period for class members to make claims has since expired, and in second quarter of 2019,  the Company paid all remaining liabilities related to the class-action lawsuit for a total payment of $5.0 million.

For the year ended December 31, 2018, the Company reversed $1.7 million of revenue reduction recorded in prior year and reversed $1.7 million of legal settlement that was included in the selling, general and administrative expenses in the statement of operations.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee was seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company denies all allegations in the complaint and does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity. On February 6, 2020, REH and the Trustee agreed to the settle the dispute (withdrawal with full releases), subject to court approval, in exchange for payment of $0.2 million by REH, the Company has accrued $0.2 million in the fourth quarter of 2019.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting the changes to the New York retail energy market, effective May 11, 2020 ("2020 Order"). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to assess the amount of any possible loss based on the changes instituted by the 2020 Order. For the year ended December 31, 2019 and 2018, New York gross revenues was $63.2 million and $74.2 million, respectively.

On December 16, 2016, the PSC issued an order (the “2016 Order”) prohibiting REPs to service to customers enrolled in New York’s utility low-income assistance programs. Temporary stays of the 2016 Order expired, and REPs were required to return service of their low-income customers to the relevant local incumbent utility on the modified schedule set forth in the PSC’s 2016 Order. The 2016 Order required GRE’s REPs to transfer customer accounts comprising approximately 18,700 meters to their respective incumbent utilities in the three months ended March 31, 2018.

Public Utilities Commission of Ohio

In August and November of 2017, the Public Utilities Commission of Ohio (“PUCO”) commenced investigations into the marketing and enrollment practices of the Company’s subsidiary Town Square Energy, LLC. The PUCO’s investigations arose from customer complaints that representatives of Town Square allegedly engaged in misleading and deceptive sales practices in connection with Town Square’s table top marketing campaign. Town Square and the PUCO entered into a settlement agreement which was approved by the PUCO on February 27, 2019. Under the terms of the agreement, Town Square paid a forfeiture fee of $0.2 million to the State of Ohio. In addition, Town Square agreed to work with the PUCO and take steps to ensure full compliance with PUCO rules and orders, including updating customers, providing the PUCO with updated information, and submitting quarterly reports for a one-year period. In connection with the foregoing, the Company accrued $0.2 million in third quarter of 2018. For the years ended December 31, 2019 and 2018, Town Square in Ohio gross revenues were $0.6 million and $1.4 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. For the years ended December 31, 2019 and 2018, Town Square’s gross revenues from sales in Connecticut were $35.6 million and $24.8 million, respectively. As of December 31, 2019, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

In December 2019, Connecticut’s Public Utility Regulatory Authority (PURA) issued a Proposed Final Decision that would require electric suppliers to return all of their “Hardship Customers” to the local utility company by March 1, 2020. In January 2020, PURA issued a Proposed Final Decision containing new marketing standards for electric suppliers to comply with. The supplier industry has filed opposition to both PURA decisions.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seg. Shortly thereafter, the Illinois Commerce Commission ("IL ICC") commenced a similar investigation. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties (including IL ICC) settled the matter pursuant to a court approved  consent decree that includes restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers through December 31, 2020, and implementation of various compliance and reporting procedures.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. For the years ended December 31, 2019 and 2018, IDT Energy’s gross revenues from sales in Illinois were $10.1 million and $16.5 million, respectively.

Other Informal Reviews or Investigations

From time to time regulators will initiate informal reviews or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices.

The Massachusetts Department of Public Utilities opened an informal review and information requests to determine whether the disproportionate number of low-income customers of Town Square, Residents Energy and several other energy retailers in the industry evidences a pattern of misconduct. As of December 31, 2019, no claims or demands have been made against Town Square or Residents Energy by the agency, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

On October 25, 2019, the Office of the IL AG notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing.  Residents Energy denies any wrongdoing on its part. As of December 31, 2019, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

Note 16 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $138.3 million at December 31, 2019, of which $102.1 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2019 are expected to be paid as follows (in thousands):

2020	$78,890
2021	39,182
2022	15,270
2023	4,281
2024	640
Total payments	$138,263

In 2019, the Company purchased $27.6 million and $16.1 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2019, GRE had commitments to purchase renewable energy credits of $36.2 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2019, GRE had aggregate performance bonds of $12.5 million outstanding and unused letters of credit of $1.8 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2021. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay in advance payment of $2.5 million to BP each month that BP will apply to the next invoice amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2019, the Company was in compliance with such covenants. At December 31, 2019, restricted cash — short-term of $1.6 million and trade accounts receivable of $47.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.9 million at December 31, 2019.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Related Party Transactions

On June 8, 2018, the Company sold shares of its Class B common stock and warrants to purchase shares of its Class B common stock to Howard S. Jonas (see Note 11).

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. Howard Jonas is the Chairman and controlling stockholder of IDT.

The Company leases office space and parking in New Jersey and Israel from Rafael Holdings, Inc. (“Rafael”) Howard S. Jonas is the Chairman of the Board of Directors, Chief Executive Officer and controlling stockholder of Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Year ended December 31,
	2019	2018
	(in thousands)
Amount IDT charged the Company	$1,142	$1,340
Amount the Company charged IDT	$160	$355
Amount Rafael charged the Company	$222	$161

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2019	2018
	(in thousands)
Due to IDT	$434	$267
Due from IDT	$45	$33
Due to Rafael	$—	$—

The Company had notes receivable outstanding from employees aggregating $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively, which were included in “Other assets” in the accompanying consolidated balance sheet.

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There is minimal amount due from Zedge at December 31, 2019 and 2018.

On August 31, 2018, the Company settled an option issued to an employee to purchase shares of the Company’s various subsidiaries with a net book value of $1.0 million and was included as other liabilities in the consolidated balance sheet. The Company paid the employee $0.8 million and recognized a gain from extinguishment of liability of $0.2 million for the year ended December 31, 2018.

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Based on the Loan Modification Agreement, the employee will pay $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest will be restated in a single promissory note (“New Note”). The New Note requires scheduled payments starting on December 31, 2020 until December 31, 2052. The New Note bears the same interest as the Promissory Notes and will be compounded annually. The Company recorded minimal amounts of interest income for the years ended December 31, 2019 and 2018 related to the Promissory Notes and New Notes. The outstanding balance of the New Notes, including accrued interest was $0.1 million as of December 31, 2019.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid a total of $0.3 million for the years ended December 31, 2019 and 2018 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2019. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

The Company has four reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan and Finland and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended. GOGAS segment also owns inactive oil shale projects and an equity investments in Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

	GRE	GRE International	GES	GOGAS	Corporate	Total
	(in thousands)
Year ended December 31, 2019
Revenues	$286,611	$16,595	$12,085	$—	$—	$315,291
Income (loss) from operations	27,176	(8,133)	(2,895)	(1,028)	(5,295)	9,825
Depreciation and amortization	703	1,819	1,047	57	1	3,627
Impairment of goodwill	—	—	(400)	—	—	(400)
Equity in the net loss of equity method investees	—	4,440	—	291	99	4,830
Year ended December 31, 2018
Revenues	$274,443	$—	$5,696	$170	$—	$280,309
Income (loss) from operations	28,988	(1,201)	(982)	(6,532)	(8,295)	11,978
Depreciation and amortization	1,538	1	178	345	—	2,062
Exploration	—	—	—	244	—	244
Write-off of capitalized exploration costs	—	—	—	2,742	—	2,742
Equity in the net loss of Shoreditch	—	2,990	—	440	—	3,430

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets and investment in equity method investees for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
	(in thousands)
Total assets:
December 31, 2019	$105,937	$11,468	$19,383	$10,873	$8,583	$156,244
December 31, 2018	113,918	3,654	11,519	15,375	2,398	146,864

Investments in equity method investees:
December 31, 2019	$—	$—	$—	$275	$400	$675
December 31, 2018	—	1,679	—	529	—	2,208

Geographic Information

Revenues from customers located outside of the United States were,  which are located primarily in Finland, Japan and Israel were as follows:

	United States	Foreign Countries	Total
	(in thousands)
Year ended December 31, 2019	$16,595	$—	$16,595
Year ended December 31, 2018	—	170	170

Net long-lived assets and total assets held outside of the United States, which are located primarily in Finland, Japan and Israel, were as follows:

	United States	Foreign Countries	Total
	(in thousands)
December 31, 2019
Long-lived assets, net	$17,498	$4,440	$21,938
Total assets	143,738	12,506	156,244
December 31, 2018
Long-lived assets, net	$20,529	$1,409	$21,938
Total assets	141,336	5,528	146,864

Note 19 — Subsequent Event

In the first quarter of 2020, Lumo paid off its term loan to GREI in exchange for additional shares which resulted in GREI's interest in Lumo increasing to 92.5%.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District Court for the District of New Jersey alleging violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. IDT Energy denies the allegations in the complaint which it to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable.