Form 10-Q
period 2020-03-31
Genie Energy Ltd.
filed 2020-05-11
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 7, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares
Class B common stock, $.01 par value:	24,763,416 shares (excluding 1,041,957 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,710	$31,242
Restricted cash—short-term	6,185	6,792
Trade accounts receivable, net of allowance for doubtful accounts of $3,134 and $2,631 at March 31, 2020 and December 31, 2019, respectively	45,494	49,822
Inventory	18,061	16,632
Prepaid expenses	7,674	6,318
Other current assets	13,699	2,133
Total current assets	120,823	112,939
Property and equipment, net	443	3,607
Goodwill	12,102	12,135
Other intangibles, net	6,327	6,837
Investment in equity method investees	293	675
Restricted cash—long-term	493	520
Deferred income tax assets, net	9,801	12,154
Other assets	6,894	7,377
Total assets	$157,176	$156,244
Liabilities and equity
Current liabilities:
Loan payable	$925	$921
Trade accounts payable	24,243	24,387
Accrued expenses	28,936	26,116
Contract liability	3,893	13,426
Income taxes payable	1,796	1,591
Due to IDT Corporation, net	137	381
Short-term revolving line of credit	3,518	2,514
Other current liabilities	6,281	2,820
Total current liabilities	69,729	72,156
Long-term notes payable	—	777
Other liabilities	2,238	2,381
Total liabilities	71,967	75,314
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2020 and December 31, 2019	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2020 and December 31, 2019	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,805 and 25,785 shares issued and 24,763 and 24,755 shares outstanding at March 31, 2020 and December 31, 2019, respectively	258	258
Additional paid-in capital	140,069	139,615
Treasury stock, at cost, consisting of 1,042 and 1,030 shares of Class B common stock at March 31, 2020 and December 31, 2019	(7,763)	(7,675)
Accumulated other comprehensive income	2,230	2,519
Accumulated deficit	(56,184)	(59,671)
Total Genie Energy Ltd. stockholders’ equity	98,369	94,805
Noncontrolling interests	(13,160)	(13,875)
Total equity	85,209	80,930
Total liabilities and equity	$157,176	$156,244

 See accompanying notes to consolidated financial statements.

1

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenues:
Electricity	$69,972	$62,614
Natural gas	16,070	18,706
Other	18,009	5,297
Total revenues	104,051	86,617
Cost of revenues	75,146	61,026
Gross profit	28,905	25,591
Operating expenses and losses:
Selling, general and administrative (i)	19,499	15,757
Impairment of property and equipment	192	—
Income from operations	9,214	9,834
Interest income	128	93
Interest expense	(123)	(140)
Equity in the net loss in equity method investees, net	(379)	(797)
Other income, net	150	73
Income before income taxes	8,990	9,063
Provision for income taxes	(2,569)	(2,903)
Net income	6,421	6,160
Net income attributable to noncontrolling interests	589	91
Net income attributable to Genie Energy Ltd.	5,832	6,069
Dividends on preferred stock	(370)	(370)
Net income attributable to Genie Energy Ltd. common stockholders	$5,462	$5,699

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.21	$0.21
Diluted	$0.20	$0.21
Weighted-average number of shares used in calculation of earnings per share:
Basic	26,108	26,532
Diluted	26,749	27,240

Dividends declared per common share	$0.075	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$483	$448

See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$6,421	$6,160
Other comprehensive (loss) income:
Foreign currency translation adjustments	(94)	96
Comprehensive income	6,327	6,256
Comprehensive (income) loss attributable to noncontrolling interests	(778)	103
Comprehensive income attributable to Genie Energy Ltd.	$5,549	$6,359

See accompanying notes to consolidated financial statements.

3

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($ 0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive income	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209

BALANCE AT JANUARY 1, 2019	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
BALANCE AT MARCH 31, 2019	2,322	$19,743	1,574	$16	25,767	$257	$137,884	(1,624)	$2,881	$(50,558)	$(10,228)	$98,371

4

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities
Net income	$6,421	$6,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826	921
Impairment of property and equipment	192	—
Deferred income taxes	2,353	2,442
Provision for doubtful accounts receivable	608	72
Stock-based compensation	483	448
Equity in the net loss in equity method investees	379	797
Gain on deconsolidation of subsidiaries	(98)	—
Change in assets and liabilities:
Trade accounts receivable	3,719	(3,554)
Inventory	(1,429)	208
Prepaid expenses	(1,356)	1,320
Other current assets and other assets	(8,473)	(1,041)
Trade accounts payable, accrued expenses and other current liabilities	3,344	(859)
Contract liability	(9,648)	(256)
Due to IDT Corporation	(244)	(100)
Income taxes payable	206	460
Net cash (used in) provided by operating activities	(2,717)	7,018
Investing activities
Capital expenditures	(5)	(325)
Payments for business acquisition, net of cash acquired	—	(1,852)
Investments in notes receivables	—	(177)
Repayment of notes receivable	—	122
Net cash used in investing activities	(5)	(2,232)
Financing activities
Dividends paid	(370)	(2,377)
Repayment of short-term debt—Lumo	—	(2,260)
Proceeds from revolving line of credit	1,000	—
Exercise of stock options	—	172
Purchases of Class B common stock	(88)	—
Repayment of notes payable	(9)	(20)
Net cash provided by (used in) financing activities	533	(4,485)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23	(35)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,166)	266
Cash, cash equivalents, and restricted cash at beginning of period	38,554	44,197
Cash, cash equivalents, and restricted cash at end of period	$36,388	$44,463

See accompanying notes to consolidated financial statements.

5

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC ("GRE International" or "GREI"), 100% of Genie Energy Services ("GES") and 97.0% of Genie Oil and Gas, Inc. (“GOGAS”).

GRE owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, "TSE"), Southern Federal Power LLC ("Southern Federal") and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States.

GRE International holds the Company's 73.0% interest Shoreditch Energy Limited, its joint venture that serves retail customers in the United Kingdom ("U.K.") through its wholly owned subsidiary Orbit Energy Ltd., its wholly-owned venture in Japan, which launched commercial operations in second quarter of 2019, the Company's 92.5% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland, and its 100% interest in Lumo Energi AB, which was formed in 2019 to serve retail energy customers in Sweden.

          GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management.

GOGAS is an oil and gas exploration company and owns an interest in a contracted drilling services operation. GOGAS holds an 86.1% interest in Afek Oil and Gas, Ltd. (“Afek”), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds controlling interests in inactive oil and gas projects. GOGAS also holds a 37.5% interest in a contracted drilling services company in Israel ("Atid 613").

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 46.9% and 50.3% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2019 and 2018, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% and 29.5% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2019 and 2018, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$29,710	$31,242
Restricted cash—short-term	6,185	6,792
Restricted cash—long-term	493	520
Total cash, cash equivalents, and restricted cash	$36,388	$38,554

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19). Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Natural gas	$415	$1,052
Renewable credits	16,920	14,940
Solar Panels:
Finished goods	510	424
Raw materials	216	216
Total solar panels inventory	726	640
Totals	$18,061	$16,632
6

Note 4—Revenue Recognition

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which the Company operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

Revenue from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations. Revenues from sale of solar panels are included in Other revenues in the consolidated statements of operations.

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be received in a period longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of Lumo are capitalized and amortized over eighteen months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract was $0.2 million for the three months ended March 31, 2020 and 2019. At March 31, 2020, customer acquisition costs of $0.6 million and $0.1 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2020
Fixed rate	$27,519	$1,832	$—	$29,351
Variable rate	42,453	14,238	—	56,691
Other	—	—	18,009	18,009
Total	$69,972	$16,070	$18,009	$104,051

Three Months Ended March 31, 2019
Fixed rate	$23,317	$1,062	$—	$24,379
Variable rate	39,297	17,644	—	56,941
Other	—	—	5,297	5,297
Total	$62,614	$18,706	$5,297	$86,617
7

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2020
Non-Commercial Channel	$60,972	$14,372	$—	$75,344
Commercial Channel	9,000	1,698	—	10,698
Other	—	—	18,009	18,009
Total	$69,972	$16,070	$18,009	$104,051

Three Months Ended March 31, 2019
Non-Commercial Channel	$60,341	$16,527	$—	$76,868
Commercial Channel	2,273	2,179	—	4,452
Other	—	—	5,297	5,297
Total	$62,614	$18,706	$5,297	$86,617

Contract Liabilities

Certain revenue contracts in GES include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Contract liability, beginning	$13,426	$1,137
Recognition of revenue included in the beginning of year contract liability	(12,716)	(332)
Additions during the period, net of revenue recognized during the period	3,183	76
Contract liability, end	$3,893	$881

The increase in contract liabilities primarily related to a significant advance payment by a customer to purchase solar panels, which the Company expects to deliver in 2020.

Note 5—Acquisition

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (the “Lumo Closing Date”), pursuant to a Stock Purchase Agreement dated December 17, 2018, the Company completed the purchase of an 80.0% controlling interest in Lumo Energia Oyj ("Lumo"), a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo's working capital requirements. The Company also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace its remaining debt. The secured loan is payable in 4 years from inception and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its Class B common stock to certain of the sellers which are subject to restrictions as described in the agreement (the “Lumo Restricted Shares”). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to two years following the Lumo Closing Date. The Lumo Restricted Shares are accounted for as a share-based compensation and is amortized to the consolidated statement of income over the vesting period of two years.

In November 2019, the Company acquired an additional 9.0% interest in Lumo for $0.2 million, increase its aggregate ownership to 89.0%. In January 2020, Lumo paid off half of the secured loan to GREI in exchange for additional shares which resulted in GREI's interest in Lumo increasing to 92.5%. Of the remaining 7.5% noncontrolling interest retained by the sellers, 33.3% vested in January 2020 with the balance subject to restrictions, which will lapse over a period of up to two years following the initial annual anniversary of the Lumo Closing Date, subject to employment and service conditions.

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

 The Company recorded revenue for Lumo of approximately $4.9 million and $4.8 million in its consolidated statements of operations the three months ended March 31, 2020 and 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted an assessment of assets and liabilities related to the acquisition of Lumo. The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2020
Assets:
Derivative contracts	$184	$12	$—	$196
Liabilities:
Derivative contracts	$2,799	$—	$—	$2,799
December 31, 2019
Assets:
Derivative contracts	$5	$322	$—	$327
Liabilities:
Derivative contracts	$1,569	$410	$—	$1,979

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the March 31, 2020 and 2019.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, and other current liabilities. At March 31, 2020 and December 31, 2019, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At March 31, 2020 and December 31, 2019, other assets included notes receivable. At March 31, 2020, the outstanding balance of the sellers of Lumo's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable, revolving line of credit and notes payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2020
Impairment of property and equipment	$—	$—	$192	$192
December 31, 2019
Impairment of goodwill	$—	$—	$400	$400

The primary non-recurring fair value estimates typically are in the context of business acquisitions (Note 5) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing, which involves Level 3 inputs, and asset impairments (Note 8) which utilize Level 3 inputs.

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	March 31,
	2020	2019
Customer A	16.1%	na	%

na-less than 10% of consolidated revenue in the period

At March 31, 2020 and December 31, 2019 no other single utility company accounted for 10% or greater of our consolidated gross trade accounts receivable.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2020, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2020 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2020	73,240	88,350
Third quarter 2020	85,840	91,612
Fourth quarter 2020	123,814	110,701
First quarter 2021	—	97,800
Second quarter 2021	—	67,250
Third quarter 2021	—	49,300
Fourth quarter 2021	—	28,750
First quarter 2022	—	34,150
Second quarter 2022	—	18,000
Third quarter 2022	—	4,100
Fourth quarter 2022	—	2,700
First quarter 2023	—	1,200
Second quarter 2023	—	300

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2020	December 31, 2019
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$193	$324
Energy contracts and options	Other assets	3	3
Total derivatives not designated or not qualifying as hedging instruments — Assets		$196	$327

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$2,749	1,909
Energy contracts and options	Other liabilities	50	70
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$2,799	$1,979

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effect of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Net Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2020	2019
		(in thousands)
Energy contracts and options	Cost of revenues	$(12,388)	$(2,909)

Note 8—Assets and Liabilities Held for Sale

In March 2020, the Company initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land, building and improvements, and will be settled from the proceeds of the sale of the assets. At March 31, 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the three months ended March 31, 2020, the Company recorded a $0.2 million write-down to fair value of certain property and equipment. The Company used the market approach to estimate the fair values of assets and liabilities held for sale. The related inputs were corroborated by observable market data for similar assets and liabilities, therefore the estimated fair values were classified as Level 2 of the fair value hierarchy.

The pending disposition of Prism's assets and liabilities held for sale did not meet the criteria to be reported as a discontinued operation. At March 31, 2020, assets held of sale of $2.8 million and liabilities held for sale of $0.9 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

In December 11, 2019, the Company refinanced the 5.95% notes payable from Catskill Hudson Bank that was due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 will be payable in monthly equal annual installments for period of ten years. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale as described above.

Note 9—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., through its wholly owned subsidiary operating under the trade name Orbit Energy. Through March 31, 2020, the Company contributed a total of $8.0 million to Shoreditch. The Company owns 73.0% of the equity.

EGC has significant participation rights in the management of Shoreditch that limits GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounts for its ownership interest in Shoreditch using the equity method since GEUK has the ability to exercise significant influence over its operating and financial matters, although it does not control Shoreditch.

In 2018, the Company extended a $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2.0% and is due, together with the principal amount on September 17, 2023. As of March 31, 2020, the outstanding balance, including accrued interest, of the EGC Loan was $ 0.2 million.

At March 31, 2020, the net book value of the Company's investment in Shoreditch was nil. There were no other arrangements, events or circumstances that could expose the Company to additional loss, aside from the balance of EGC Loan discussed above.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues	$19,670	$3,911
Operating expenses:
Cost of revenues	18,120	3,700
Selling, general and administrative	3,822	1,807
Loss from operations	(2,272)	(1,596)
Other	—	—
Net loss	$(2,272)	$(1,596)
Genie’s equity in net loss	$—	$(1,070)

Investment in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues	$232	$2,055
Operating expenses	934	1,340
(Loss) income from operations	(702)	715
Others	(7)	(8)
Net (loss) income	$(695)	$707
Genie’s equity in net (loss) income	$(260)	$274

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of March 31, 2020, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million) of such amount. In August 2019, the Company extended NIS 0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods.

At March 31, 2020, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

At March 31, 2020, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was the minimal net book value of the investment and $0.2 million of notes receivable, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2019 to March 31, 2020:

	GRE	GRE International	GES	Total
	(in thousands)
Balance at January 1, 2020	$9,998	$1,733	$404	$12,135
Cumulative translation adjustment	—	(33)	—	(33)
Balance at March 31, 2020	$9,998	$1,700	$404	$12,102

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2020
Patents and trademarks	17.1 years	$3,836	$626	$3,210
Non-compete agreements	1.6 years	148	129	19
Customer relationships	3.9 years	6,683	4,331	2,352
Licenses	10.0 years	895	149	746
Total		$11,562	$5,235	$6,327
December 31, 2019
Trademark	17.1 years	$3,842	$560	$3,282
Non-compete agreement	1.6 years	148	126	22
Customer relationships	3.9 years	6,706	3,941	2,765
Licenses	10.0 years	895	127	768
Total		$11,591	$4,754	$6,837

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.7 million and $0.7 million in the three months ended March 31, 2020 and 2019, respectively. The Company estimates that amortization expense of intangible assets will be $1.5 million, $1.0 million, $0.5 million, $0.5 million, $0.4 million and $2.5 million for the remainder of 2020, and for 2021, 2022, 2023, 2024 and thereafter, respectively.

Note 11—Leases

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

	March 31, 2020	December 31, 2019
	(in thousands)
ROU Assets	$2,236	$2,357

Current portion of operating lease liabilities	477	479
Noncurrent portion of operating lease liabilities	1,801	1,917
Total	$2,278	$2,396

At March 31, 2020, the weighted average remaining lease term is 6.9 years and the weighted average discount rate is 6.5%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$226	$136

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$80

Future lease payments under operating leases as of March 31, 2020 were as follows:

(in thousands)
Remainder of 2019	$475
2020	555
2021	242
2022	221
2023	225
Thereafter	1,305
Total future lease payments	3,023
Less imputed interest	745
Total operating lease liabilities	$2,278

Rental expenses under operating leases were $0.2 million in the three months ended March 31, 2020 and 2019 respectively.

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the three months ended March 31, 2020 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 8, 2020	$0.1594	$370	February 6, 2020	February 15, 2020

Class A Common Stock and Class B Common Stock
March 11, 2020	$0.0750	$1,975	March 24, 2020	April 3, 2020

At March 31, 2020, the Company has dividends payable of  $2.0 million related to dividends declared on Class A common stock and Class B common stock for the first quarter of 2020, included in other current liabilities in the consolidated balance sheet.

On April 22, 2020, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2020. The dividend will be paid on or about May 15, 2020 to stockholders of record as of the close of business May 4, 2020.

On May 5, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.0850 per share on its Class A common stock and Class B common stock for the first quarter of 2020. The dividend will be paid on or about May 29, 2020 to stockholders of record as of the close of business on May 19, 2020.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended March 31, 2020, the Company acquired 12,233 Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. There were no repurchases under this program in the three months ended March 31, 2019. At March 31, 2020, 6.2 million shares remained available for repurchase under the stock repurchase program.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then a principal beneficial owner of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of March 31, 2020, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

Stock-Based Compensation

On May 7, 2018 and May 8, 2019, the Company’s stockholders approved an amendment to the Company’s 2011 Stock Option and Incentive Plan (the "2011 Plan") to reserve an additional 974,199 shares and 372,00 shares of the Company’s Class B common stock for issuance thereunder. On March 11, 2020, the Board of Directors approved a proposed amendment to the 2011 Plan to increase the reserve available thereunder by 300,000 shares of the Company’s Class B common stock, subject to approval of the Company's stockholders.

On February 11, 2019, the Company issued options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million. These options vest in three equal annual installments beginning on February 11, 2020.

In February 2020, the Company granted certain employees and member of Board of Director deferred stock units of 305,000 units, vesting in two tranches upon the achievement of a specified thirty-day average closing prices of its common stock within a specified period of time ("market conditions") and the satisfaction of service-based vesting conditions. Each unit of deferred stock unit is equivalent to two Class B common stock of the Company upon achievement of market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility.

As of March 31, 2020, there was approximately $3.5 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 13—Variable Interest Entity

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$337	$149
Aggregate funding (provided by) repaid to the Company, net	$(240)	$176

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Assets
Cash and cash equivalents	$255	$250
Trade accounts receivable	464	586
Prepaid expenses and other current assets	352	381
Other assets	359	359
Total assets	$1,430	$1,576
Liabilities and noncontrolling interests
Current liabilities	$419	$467
Due to IDT Energy	2,838	2,598
Noncontrolling interests	(1,827)	(1,489)
Total liabilities and noncontrolling interests	$1,430	$1,576

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provided a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2020	2019
Reported tax rate	28.6%	32.0%

The decrease in the reported tax rate for the three months ended March 31, 2020 and compared to the same period in 2019 is a result of changes in the mix of the jurisdictions where taxable income was earned and different tax rates in those jurisdictions.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. For the three months ended March 31, 2020, the CARES Act does not have a significant impact on the consolidated financial statements. The Company expects to continue to assess the impact of the legislation to the consolidated financial statements.

Note 15—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Basic weighted-average number of shares	26,108	26,532
Effect of dilutive securities:
Stock options and warrants	534	540
Non-vested restricted Class B common stock	107	168
Diluted weighted-average number of shares	26,749	27,240

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	126	—
Non-vested deferred stock units	610	—

Stock options were excluded from the diluted earnings per share computation because the exercise price of the stock options were greater that the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units that entitle the holders to be issued approximately 0.6 million shares of Class B common stock are excluded in the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of March 31, 2020.

Note 16—Related Party Transactions

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries.

The Company leases office space and parking in New Jersey and Israel from Rafael Holdings, Inc. ("Rafael") a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors and Chief Executive Officer of Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

(in thousands)	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amount IDT charged the Company	$272	$182
Amount the Company charged IDT	$38	$37
Amount Rafael charged the Company	$56	$54

The following table presents the balance of receivables and payables to IDT and Rafael:

(in thousands)	March 31, 2020	December 31, 2019
	(in thousands)
Due to IDT	$181	$434
Due from IDT	$44	$45
Due to Rafael	$—	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT that was spun-off from IDT in June 2016. Howard Jonas is a director of Zedge. There is minimal amount due from Zedge at March 31, 2020 and December 31, 2019

The Company had notes receivable outstanding from employees of a nominal amount and $0.2 million at March 31, 2020 and December 31, 2019, respectively, which were included in “Other assets” in the accompanying consolidated balance sheet.

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the three months ended March 31, 2020 and 2019 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of March 31, 2020.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2019 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of March 31, 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

See Note 9, Investment in Equity Method Investees, for details of notes receivables from Atid 613.

Note 17—Business Segment Information

The Company has 4 reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan, Finland and Sweden and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels, and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended. GOGAS segment also owns inactive oil shale projects and an equity investment in Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended March 31, 2020
Revenues	$79,145	$6,953	$17,953	$—	$—	$104,051
Income (loss) from operations	13,018	(2,519)	342	(224)	(1,403)	9,214
Impairment of assets	—	—	192	—	—	192
Equity in the net loss of equity method investees	—	—	—	260	119	379

Three Months Ended March 31, 2019
Revenues	$76,517	$4,843	$5,257	$—	$—	$86,617
Income (loss) from operations	13,503	(1,744)	(231)	(163)	(1,531)	9,834
Equity in net the (loss) income of equity method investees	—	(1,070)	—	274	—	(796)

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
March 31, 2020	$111,962	$11,730	$14,688	$12,946	$5,850	$157,176
December 31, 2019	105,937	11,468	19,383	10,873	8,583	156,244

Note 18—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On October 31, 2019, the court granted IDT Energy's motion to bifurcate individuals and class claims to expedite discovery and dispositive motion related to the named plaintiffs for lack of personal jurisdictions. On January 9, 2020, the court granted IDT Energy's motion for summary judgement to dismiss one of the named plaintiffs for lack of personal jurisdiction. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of March 31, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. IDT energy denies allegations in the complaint which it to be meritless and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss if any, estimable as of March 31, 2020.

In 2018, the Company settled previously filed class actions alleging  harm caused by unlawful sales and marketing practices. All payment obligations under the settlement agreement were satisfied by the Company by the second quarter of 2019.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee is seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company denies all allegations in the complaint and does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity. On February 6, 2020, REH and the Trustee agreed to the settle the dispute (withdrawal with full releases), subject to court approval, in exchange for payment of $0.2 million by REH. On April 6, 2020, the parties signed a settlement agreement which is awaiting approval from the Court. The Company has accrued $0.2 million in the fourth quarter of 2019.

In addition to the matters disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Agency and Regulatory Proceedings

From time to time, the Company receives inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and the Company responds those inquiries or requests. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made.

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting the changes to the New York retail energy market, effective August 10, 2020 ("2020 Order"). The 2020 Order limits the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to deemed any loss probably or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. For the three months ended March 31, 2020 and 2019 gross revenue from New York was $17.5 million and $21.5 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. For the three months ended March 31, 2020 and 2019, Town Square’s gross revenues from sales in Connecticut was $7.5 million and $6.4 million, respectively. As of March 31, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. For the three months ended March 31, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $1.8 million and $0.2 million, respectively.

Other Informal Reviews or Investigations

From time to time regulators will initiate informal reviews or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices.

The Massachusetts Department of Public Utilities opened an informal review and information requests to determine whether the disproportionate number of low-income customers of Town Square, Residents Energy and several other energy retailers in the industry evidences a pattern of misconduct. As of March 31, 2020, no claims or demands have been made against Town Square or Residents Energy by the agency, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

On October 25, 2019, the Office of the IL AG notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena which it believes is precluded by the broader settlement with IDT Energy. Residents Energy denies any wrongdoing on its part. As of March 31, 2020, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

Coronavirus Disease (COVID-19)

During the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic. There are many uncertainties regarding the impacts of the COVID-19 pandemic, and the Company is closely monitoring those impacts on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners.

We anticipate that COVID-19 will have a mixed impact on our business operations and financial results. In the short term, with our predominantly residential customers spending more time at home, we expect to benefit from an increase in per meter electricity consumption. Additionally, with door to door meter acquisition suspended, meter acquisition expense and customer churn are decreasing. Balancing this, restrictions on certain sales activities will likely slow customer acquisition for the duration of the pandemic and we may experience net meter attrition as a result. The Company expects to continue to assess the evolving impact of COVID-19 on its business and assets and intends to make adjustments to its responses accordingly.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $141.6 million at March 31, 2020, of which $94.0 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2020 are expected to be paid as follows:

(in thousands)
Remainder of 2020	$59,769
2021	49,181
2022	22,299
2023	9,472
2024	879
Thereafter	—
Total payments	$141,600

In three months ended March 31, 2020, the Company purchased $10.0 million and $3.6 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2020, GRE had commitments to purchase renewable energy credits of $47.6 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2020, GRE had aggregate performance bonds of $13.7 million outstanding and unused letters of credit of $1.8 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2020. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2020, the Company was in compliance with such covenants. At March 31, 2020, restricted cash—short-term of $1.0 million, trade accounts receivable of $43.2 million and other current assets of $8.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $12.4 million at March 31, 2020.

Note 19—Debt

Loan with Tokyo Star Bank

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurs interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 13, 2020. At March 31, 2020 and December 31, 2019, $0.9 million was outstanding under the loan agreement. At March 31, 2020 and December 31, 2019 the effective interest rate was 3.0%.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage") for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest was payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. At March 31, 2020 and December 31, 2019, $3.5 million and $2.5 million was outstanding under the revolving line of credit. At March 31, 2020 and December 31, 2019, the effective interest rate was 6.08% and 6.41% per annum, respectively. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. As of March 31, 2020, the Company is in compliance with such covenants.

In April 2020, the revolving line of credit expired and the Company paid outstanding balance of $3.5 million.

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of the Credit Agreement with JPMorgan Chase Bank ( the “Credit Agreement”) to extend the maturity date of December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, March 31, 2020, JP Morgan Chase Bank issued $1.8 million letters of credit from the Credit Line. As of March 31, 2020, none of the letters of credits were drawn upon. At March 31, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Note 20—Recently Issued Accounting Standards

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The amendments in this ASU are effective for the Company on January 1, 2020. Early application is permitted. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. The Company adopted the ASU on January 1, 2020. The adoption of the ASU does not have a significant impact on the consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, that changes how entities apply the variable interest entity ("VIE") guidance evaluate decision-making fees. The ASU provides guidance on whether these fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. When evaluating whether decision-making fees are a variable interest, indirect interest will be evaluated in a similar manner to how they are considered when identifying the primary beneficiary of a VIE. The new guidance in this ASU are effective for the Company on January 1, 2020. Early adoption was permitted. The Company adopted the ASU on January 1, 2020. The adoption of the ASU does not have a significant impact on the consolidated financial statements.

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

Note 21—Subsequent Event

On April 17, 2020, the Company's contributed additional $1.5 million to Shoreditch, which increased the Company's ownership from 73.0% to 77.0%. EGC retained its significant participation rights in the management of Shoreditch that limits the Company's ability to direct the activities that most significantly impact Shoreditch’s economic performance.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease (COVID 19)

During the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the three months ended March 31, 2020, we did not experience significant impacts to our financial results or operational activities due to COVID-19. Our consolidated revenues for the three months ended March 31, 2020, compared to the same period in 2019, increased by $17.4 million equivalent to 20.1%. However, restrictions put in place on certain activities are having an impact on our operations, including our customer acquisition activities.

We anticipate that COVID-19 will have a mixed impact on our business operations and financial results. In the short term, with our predominantly residential customers spending more time at home, we expect to benefit from an increase in per meter electricity consumption. Additionally, with door to door meter acquisition suspended, meter acquisition expense and customer churn are decreasing. Balancing this positive impact, restrictions on certain sales activities will likely slow customer acquisition for the duration of the pandemic and we may experience net meter attrition as a result.

We did not experience any significant changes in our workforce composition and were able to implement our business continuity plans with no significant impact to our ability to maintain our operations. We continue to maintain strong physical and cybersecurity measures in order to both serve our operational needs with a remote workforce to ensure that we provide services to our customers. We face challenges due to the need to operate with a remote workforce and are addressing those challenges so as to minimize the impact on our ability to operate.

Through the date of this filing, our balance sheet remains strong - we continue to have sufficient liquidity and we expect to continue to fund our operations through our operating cash flows.

There are many uncertainties regarding the impacts of the COVID-19 pandemic, and we are closely monitoring those impacts of on all aspects of its business, including how it will impact our customers, employees, suppliers, vendors, and business partners. We are currently unable to predict the impact that COVID-19 will have on our financial position and operating results due to the complexities of the impacts and numerous uncertainties that are beyond the Company's control. We expect to continue to assess the evolving impact of COVID-19 on its business and assets and intends to make adjustments to its responses accordingly.

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

GRE International holds the Company's 73.0% interest in its joint venture that serves retail customers in the United Kingdom ("U.K."), its wholly-owned venture in Japan, its 92.5% controlling interest in Lumo Energia Ojy ("Lumo"), a REP serving residential customers in Finland, and 100% of Lumo Energi AB, which was formed in 2019 to serve retail customers in Sweden.

GES holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and our 60.0% controlling interest in Prism. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

We also operate (and own 97.0% of the equity of) GOGAS, an oil and gas exploration company and owns a minority interest in a contracted drilling services company ("Atid 613"). GOGAS’ four exploration projects are inactive. GOGAS holds 86.1% interest in Afek Oil and Gas ("Afek"), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds a 37.5% interest in a contracted drilling services company in Israel ("Atid 613").

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

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 46.9% and 50.3% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2020 and 2019, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% and 29.5% of GRE’s electricity revenues for the 2020 and 2019, respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

 Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In both the three months ended March 31, 2020 and 2019 the associated cost was approximately 1.2% of GRE's revenue. At March 31, 2020, 88.7% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On October 5, 2018, two named plaintiffs filed a putative class action complaint against IDT Energy alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. in connection with its telemarketing practices.  IDT Energy denies the allegations in the complaint, which it believes to be meritless and is vigorously defending this action. On October 31, 2019 the court granted IDT Energy’s motion to bifurcate individual from class claims to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the Court granted IDT Energy’s motion for summary judgment to dismiss one of the named plaintiffs for lack of personal jurisdiction. Based upon the Company’s assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of March 31, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. IDT energy denies allegations in the complaint which it to be meritless and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probably, nor is the amount of loss, nor is the amount of loss if any, estimable.

See Notes 18, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Notes 18, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York.On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective August 10, 2020 (“2020 Order”). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. As of March 31, 2020, New York represented 22.3% of GRE’s total meters served and 16.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the  three months ended March 31, 2020 and 2019, New York gross revenues were $17.5 million and $21.5 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. As of March 31, 2020, Town Square’s Connecticut customer base represented 12.4% of GRE’s total meters served and 13.9% of the total RCEs of GRE’s customer base. For the three months ended March 31, 2020 and 2019, Town Square’s gross revenues from sales in Connecticut were $7.5 million and $6.4 million, respectively. As of March 31, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of March 31, 2020, Illinois represented 4.1% of GRE’s total meters served and 2.0% of the total RCEs of GRE’s customer base. For the three months ended March 31, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $1.8 million and $0.2 million, respectively.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Three Months Ended March 31, 2020  Compared to Three Months Ended March 31, 2019

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenues:
Electricity	$63,075	$57,811	$5,264	9.1%
Natural gas	16,070	18,706	(2,636)	(14.1)
Total revenues	79,145	76,517	2,628	3.4
Cost of revenues	51,542	51,839	(297)	(0.6)
Gross profit	27,603	24,678	2,925	11.9
Selling, general and administrative expenses	14,585	11,175	3,410	30.5
Income from operations	$13,018	$13,503	$(485)	((3.6))%

Revenues. Electricity revenues increased in three months ended March 31, 2020 compared to the same period in 2019. The increase is due to increase in electricity consumption partially offset by decrease in the average rate per kilowatt hour sold in the three months ended March 31, 2020 compared to the same period in 2019. Electricity consumption by GRE’s REPs' customers increased 16.6% in the three months ended March 31, 2020, compared to the same period in 2019. The increase in electricity consumption reflected an increase in average number of meters served which increased by 18.0% in the three months ended March 31, 2020 compared to the same period in 2019. The average rate per kilowatt hour sold decreased 6.4% in the three months ended March 31, 2020 compared to the same period in 2019. The average consumption per meter slightly decreased by 1.2% in the three months ended March 31, 2020 compared to the same period in 2019.

GRE’s natural gas revenues decreased in the three months ended March 31, 2020 compared to the same period in 2019.  Natural gas consumption by GRE’s REPs’ customers decreased 9.6% in the three months ended March 31, 2020 compared to the same period in 2019 reflecting a 15.6% decrease in average consumption per meter in the three months ended March 31, 2020 compared to the same period in 2019 partially offset by an increase of 7.1% in average meters served in the three months ended March 31, 2020 compared to the same period in 2019.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Meters at end of quarter:
Electricity customers	313	297	314	307	277
Natural gas customers	71	73	74	71	67
Total meters	384	370	388	378	344

Gross meter acquisitions in three months ended March 31, 2020, were 69,000 compared to 85,000 for the same period in 2019.  Gross meter acquisitions for the three months ended March 31, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters.

Meters served increased by 14,000 or 3.8% from December 31, 2019 to March 31, 2020. In the three months ended March 31, 2020, average monthly churn decreased to 4.7% compared to 5.3% for same period in 2019. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography.

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

(in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
RCEs at end of quarter:
Electricity customers	272	248	266	259	243
Natural gas customers	58	61	61	59	57
Total RCEs	330	309	327	318	300

RCEs increased 10.0% at March 31, 2020 compared to March 31, 2019 primarily due to our recent focus on adding high quality and high consumption meters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Cost of revenues:
Electricity	$43,072	$40,600	$2,472	6.1%
Natural gas	8,470	11,239	(2,769)	(24.6)
Total cost of revenues	$51,542	$51,839	$(297)	(0.6)%

	Three months ended March 31,
(amounts in thousands)	2020	2019	Change
Gross margin percentage:
Electricity	31.7%	29.8%	1.9%
Natural gas	47.3	39.9	7.4
Total gross margin percentage	34.9%	32.3%	2.6%

Cost of revenues for electricity increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily because of an increase in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 9.0% in the three months ended March 31, 2020 compared to the same period in 2019. Gross margin on electricity sales increased in the three months ended March 31, 2020 compared to the same period in 2019 because the average rate charged to customers increased more than the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily because of decreases in both the average unit cost of natural gas and natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 16.6% in the three months ended March 31, 2020 compared to the same period in 2019. Gross margin on natural gas sales decreased in the three months ended March 31, 2020 compared to the same period in 2019 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the increase in customer acquisition costs. The gross customer additions in the three months ended March 31, 2019 incudes municipal aggregation deal in New Jersey which added approximately 35,000 meters which had lower per meter acquisition costs. Commission expenses increased $2.5 million in the three and March 31, 2020,compared to the same periods in 2019. Personnel-related and marketing expenses increased by $0.6 million in the three months ended March 31, 2020 compared to the same period in 2019 due to increased pace of customer acquisition activities. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 14.6% in the three months ended March 31, 2019 to 18.4% in the three months ended March 31, 2020.

GRE International Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenues	$6,953	$4,843	$2,110	43.6%
Cost of revenue	7,241	4,861	2,380	49.0
Gross loss	(288)	(18)	(270)	1,500.0
Selling, general and administrative expenses	2,231	1,726	505	29.3
Loss from operations	$(2,519)	$(1,744)	$(775)	44.4
Equity in net loss of joint venture	$—	$(1,070)	$1,070	(100.0)%

nm—not meaningful

GRE International holds our stakes in REPs outside of North America. These businesses currently include our stake in Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, and our controlling stake in Lumo, which operates in certain portions of Scandinavia. We account for our investments in Shoreditch under the equity method of accounting. Under this method we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs, including Shoreditch, increased to 148,000 at March 31, 2020 from 127,000 at December 31, 2019 primarily as a result of the growth Shoreditch's customer base. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at March 31, 2020 increased to 72,000 from 65,000 at December 31, 2019 primarily from the increase in meters served as discussed above.

Revenue and Cost of Revenue. GRE International's revenues and cost of revenue increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily because of the start of commercial operations of Genie Japan in second quarter of 2019 and increase in average meters served of Lumo.

Equity in net loss of joint venture. We account for our ownership interest in Shoreditch using the equity method since we have the ability to exercise significant influence over Shoreditch's operating and financial matters, although we do not control Shoreditch. In fourth quarter of 2019, the book value the Company's investment in Shoreditch was reduced to nil as a result of the Company's share in accumulated losses of Shoreditch using the equity method of accounting. The Company did not recognize any share in net losses Shoreditch for the three months ended March 31, 2020. The Company's share in Shoreditch’s net loss for the three months ended March 31, 2019 was $1.0 million.

GES Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenues	$17,953	$5,257	$12,696	241.5%
Cost of revenue	16,363	4,326	12,037	278.2
Gross profit	1,590	931	659	70.8
Selling, general and administrative expenses	1,056	1,162	(106)	(9.1)
Impairment of assets	192	—	192	nm
Loss from operations	$342	$(231)	$765	(331.2)%

nm—not meaningful

Revenue.  GES' revenues increased in the three months ended March 31, 2020 compared to the same period in 2019. The increase in revenues was the result of the delivery of a large number of orders at Prism. Revenues from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenues increased in the three months ended March 31, 2020 compared to the same periods in 2019 primarily as a result of the significant increase in deliveries of solar panels. Cost of revenues in the three months ended March 31, 2020 also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased the three months ended March 31, 2020 compared to the same periods in 2019 primarily because of the streamlining of operations of Prism in first quarter of 2020.

In March 2020, we initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land and building and improvements, and will be settled from the proceeds of the sale of the property. At March 31, 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the three months ended March 31, 2020, the Company recorded a $0.2 million write-down to fair value of certain property and equipment.

We are currently exploring options to reduce overhead at Prism due to changes in market conditions.

The pending disposition of Prism's assets and liabilities held for sale did not meet the criteria to be reported as a discontinued operation. At March 31, 2020, assets held of sale of $2.8 million and liabilities held for sale of $0.9 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

Genie Oil and Gas Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenue	$—	$—	$—	nm %

General and administrative	224	163	61	37.4
Loss from operations	$224	$163	$61	37.4%
Equity in net loss of Atid 613	$260	$274	$(14)	(5.1)%

nm—not meaningful

General and Administrative. General and administrative expense increased in the three months ended March 31, 2020 compared to the same periods in 2019 because of increase in payroll and related expenses and consulting fees.

Exploration. In 2017, we suspended drilling operations at Afek. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. The final testing on an existing well is expected to take place within the next two quarters.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Three months ended March 31,		Change
	2020	2019	$	%
General and administrative expenses and loss from operations	$1,403	$1,531	$(128)	(8.4)%

Corporate general and administrative expenses decreased in the  three months ended March 31, 2020 compared to the same periods in 2019 primarily because of decreases in severance expense and payroll and related expenses, including a decrease in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 1.8% in the three months ended March 31, 2019 to 1.3% in the three months ended March 31, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.5 million and $0.4 million in the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.5 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
(amounts in thousands)	2020	2019	$	%
Income from operations	$9,214	$9,834	$(620)	(6.3)%
Interest income	128	93	35	37.6
Interest expense	(123)	(140)	17	(12.1)
Equity in net loss in equity method investees	(379)	(797)	418	(52.4)
Other income, net	150	73	77	105.5
Provision for income taxes	(2,569)	(2,903)	334	(11.5)
Net income	6,421	6,160	261	4.2
Net income attributable to noncontrolling interests	589	91	498	547.3
Net income attributable to Genie	$5,832	$6,069	$(237)	(3.9)%

Other Income (Expense), net.  Other expense, net in the three months ended March 31, 2020 consisted primarily of foreign currency transaction and loss on deconsolidation of subsidiary. Other income, net in the three months ended March 31, 2019 consisted primarily of foreign currency transaction gains.

Provision for Income Taxes. The increase in the reported tax rate for the three months ended March 31, 2020, compared to the same period in 2019 is a direct result of changes in the mix of the jurisdictions where taxable income was earned and different tax rates in those jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended March 31, 2020 compared to the similar periods in 2019 was primarily due to the share of noncontrolling interest from deconsolidation of non-operating subsidiaries and net income of Prism offset by increase in share in net loss of noncontrolling interest related to Lumo and CCE.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $29.7 million balance of unrestricted cash and cash equivalents that we held at March 31, 2020 will be sufficient to meet our currently anticipated cash requirements for at least the period from April 1, 2020 to May 10, 2021.

At March 31, 2020, we had working capital (current assets less current liabilities) of $51.1 million.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(2,717)	$7,018
Investing activities	(5)	(2,232)
Financing activities	533	(4,485)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(35)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(2,166)	$266

Operating Activities

Cash, cash equivalents and restricted cash (used in) operating activities was $2.7 million compared to net cash generated from operating activities of $7.0 million in the three months ended March 31, 2020 and 2019, respectively. Net income after non-cash adjustments increased cash flows by $0.3 for the three months ended March 31, 2020, compared to the same period in 2019. The decrease in operating cash flows is primarily the result of a significant payment received at the end of 2019 for solar panels that were substantially delivered in the three months ended March 31, 2020, along with the cash outlays associated to the cost of the solar panels delivered, as well as the posting of cash collateral in support of certain hedge positions at GRE.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $12.3 million for the three months ended March 31, 2020, compared to the same period in 2019. Changes in other assets increased cash flows by $2.3 million for the three months ended March 31, 2020, compared to the same period in 2019.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2020, we were in compliance with such covenants. At March 31, 2020, restricted cash—short-term of $1.0 million, trade accounts receivable of $43.2 million and other current assets $8.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $12.4 million at March 31, 2020.

We had purchase commitments of $141.6 million at March 31, 2020, of which $94.0 million was for purchases of electricity

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended March 31, 2020 compared to $0.3 million in the three months ended March 31, 2019. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2020 will be between $0.5 million and $1.0 million.

We received minimal amount and $0.1 million from an employee for the repayment of notes receivable in the three months ended March 31, 2020 and 2019, respectively.

On January 2, 2019, we completed the purchase of an 80.0% controlling interest in Lumo. We paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt. In November 2019 and January 2020, we acquired additional 9.0% and 3.5% interest in Lumo, respectivly, increasing our total interest to 92.5%

The remaining 7.5% noncontrolling interest retained by the sellers is subject to restrictions, which will lapse over a period of up to three years following the Lumo Closing Date, subject to employment and service conditions. The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers of Lumo, as a group, have a one-time option to sell a portion or all of their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the closing date of the acquisition.

Financing Activities

In each of the three months ended March 31, 2020 and 2019, we paid aggregate quarterly Base Dividends of $0.1594 per share, $0.4 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On April 22, 2020, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about May 15, 2020 to stockholders of record as of the close of business on May 4, 2020.

In the three months ended March 31, 2020 and 2019, we paid aggregate quarterly dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $2.0 million and $2.0 million for the three months ended March 31, 2020 and 2019. On May 5, 2020, our Board of Directors declared a quarterly dividend of $0.085 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 29, 2020 to stockholders of record as of the close of business on May 19, 2020.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In three months ended March 31, 2020, the Company acquired 12,333 Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. There were no repurchases under this program in three months ended March 31, 2019. At March 31, 2020, 6.2 million shares remained available for repurchase under the stock repurchase program.

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurs interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of May 13, 2020. At March 31, 2020, $0.9 million was outstanding under the loan agreement. At March 31, 2020 and December 31, 2019 the effective interest rate was 3.0%.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. At March 31, 2020, we were in compliance with such covenants. At March 31, 2020 and December 31, 2019, $3.5 million and $2.5 million were outstanding under the line of credit and the effective interest rate were 6.08% and 6.41% per annum, respectively.

In April 2020, the Company paid outstanding balance of revolving line of credit of $3.5 million.

On December 5, 2019, we entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of March 31, 2020, JP Morgan Chase Bank issued $1.8 million letter of credit from the Credit Line. As of March 31, 2019, none of the letters of credits were drawn upon. At March 31, 2020 the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In December 11, 2019, the Company refinanced the 5.95% notes payable from Catskill Hudson Bank that was due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 will be payable in equal monthly installments for period of ten years starting January 2020. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale as described above.

There were no stock option exercises in the three months ended March 31, 2020. In the three months ended March 31, 2019, we received proceeds of $0.1 million from the exercise of stock options for which we issued 23,150 shares of our Class B common stock.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2020, GRE had outstanding aggregate performance bonds of $13.7 million and $1.8 million of unused letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2020 had remained the same as in the three months ended March 31, 2019, our gross profit from electricity sales would have decreased by $0.1 million and our gross profit from natural gas sales would have decreased by $0.9 million in the three months ended March 31, 2020. Hypothetically, for our GRE International segment, if our gross profit per unit in the three months ended March 31, 2020 had remained the same as in the three months ended March 31, 2019, our gross profit from electricity sales would have increased by $0.4 million.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have not materially changed except the following:

Our business, results of operation and financial conditions could be adversely affected by the recent coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our customers, employees and business partners We have implemented work from home policies where appropriate.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges so as to minimize the impact on our ability to operate.

For the three months ended March 31, 2020, the impacts of COVID-19 had a minimal financial impact on our business, operations and financial condition. However, restrictions put in place on certain activities are having an impact on our operations, including our customer acquisition activities. In particular, we experienced minimal financial impacts to the following due to COVID-19:

●	Volatility in electricity usage from our residential and commercial customers resulting in a increase in total demand;

●	Significant negative impact on our customer acquisition channels particularly the suspension of door-to-door sales activities

●	Reduced customer acquisition cost; and

●	Slight reduction in the availability and productivity of our employees.

If the COVID-19 pandemic continues for a prolonged period, or impact the territories we serve more significantly than it has today, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

●	Adversely impact our strategic business plans and growth strategy;

●

Result in increases in purchase of receivable, or POR fees and allowance for credit bad debt expense as a result of delayed or non-payment from our customers, both of which could be magnified by Federal or state government legislation that requires us to extend suspensions of disconnections for non-payment;

●	Reduce the availability and productivity of our employees and third-party resources;

●	Cause us to experience an increase in costs as a result of our emergency measures;

●	Cause a deterioration of the credit quality of our counterparties, including power purchase agreement counterparties, contractors or retail customers, that could result in credit losses

●	Cause impairment of long-lived assets; and

●	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings.

To date, we have not experienced significant impacts to our results of operations, financial condition, cash flows or business plans. However, the situation remains fluid and it is difficult to predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2020	—	$—	—	6,164,800
February 1–29, 2020	12,333	7.12	12,233	6,152,567
March 1–31, 2020	—	—	—	6,152,567
Total	12,333	$7.28	12,233

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

Genie Energy Ltd.

May 11, 2020	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 11, 2020	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

