Form 10-Q
period 2020-06-30
Genie Energy Ltd.
filed 2020-08-07
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-35327

GENIE ENERGY LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b)-2 of the Exchange Act:

Title of each Class	Trading Symbol	Name of exchange of which registered
Class B common stock, par value $0.01 per share	GNE	New York Stock Exchange
Series 2012-A Preferred stock, par value $0.01 per share	GNE-PRA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 5, 2020, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,520,245 shares (excluding 1,285,128 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,390	$31,242
Restricted cash—short-term	7,876	6,792
Trade accounts receivable, net of allowance for doubtful accounts of $3,552 and $2,631 at June 30, 2020 and December 31, 2019, respectively	41,761	49,822
Inventory	14,702	16,632
Prepaid expenses	4,331	6,318
Other current assets	4,753	2,133
Total current assets	106,813	112,939
Property and equipment, net	435	3,607
Goodwill	12,137	12,135
Other intangibles, net	5,440	6,837
Investment in equity method investees	624	675
Restricted cash—long-term	493	520
Deferred income tax assets, net	9,617	12,154
Other assets	6,862	7,377
Total assets	$142,421	$156,244
Liabilities and equity
Current liabilities:
Loan payable	$1,392	$921
Trade accounts payable	21,578	24,387
Accrued expenses	28,652	26,116
Contract liability	834	13,426
Income taxes payable	2,206	1,591
Due to IDT Corporation, net	95	381
Short-term revolving line of credit	—	2,514
Other current liabilities	2,961	2,820
Total current liabilities	57,718	72,156
Long-term notes payable	—	777
Other liabilities	2,101	2,381
Total liabilities	59,819	75,314
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2020 and December 31, 2019	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2020 and December 31, 2019	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,805 and 25,785 shares issued and 24,562 and 24,755 shares outstanding at June 30, 2020 and December 31, 2019, respectively	258	258
Additional paid-in capital	140,470	139,615
Treasury stock, at cost, consisting of 1,243 and 1,030 shares of Class B common stock at June 30, 2020 and December 31, 2019	(9,221)	(7,675)
Accumulated other comprehensive income	2,553	2,519
Accumulated deficit	(56,831)	(59,671)
Total Genie Energy Ltd. stockholders’ equity	96,988	94,805
Noncontrolling interests	(14,386)	(13,875)
Total equity	82,602	80,930
Total liabilities and equity	$142,421	$156,244

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues:
Electricity	$65,906	$52,055	$135,877	$114,669
Natural gas	5,396	5,194	21,467	23,900
Other	4,773	3,760	22,782	9,057
Total revenues	76,075	61,009	180,126	147,626
Cost of revenues	56,588	52,031	131,734	113,057
Gross profit	19,487	8,978	48,392	34,569
Operating expenses and losses:
Selling, general and administrative (i)	15,956	18,254	35,456	34,011
Impairment of assets	801	—	993	—
Income (loss) from operations	2,730	(9,276)	11,943	558
Interest income	20	189	143	281
Interest expense	(58)	(178)	(175)	(319)
Equity in the net loss in equity method investees, net	(1,173)	(1,071)	(1,552)	(1,868)
Other (expenses) income, net	(52)	157	98	232
Income (loss) before income taxes	1,467	(10,179)	10,457	(1,116)
(Provision for) benefit from income taxes	(587)	1,678	(3,156)	(1,225)
Net income (loss)	880	(8,501)	7,301	(2,341)
Net loss attributable to noncontrolling interests	(1,083)	(1,035)	(494)	(944)
Net income (loss) attributable to Genie Energy Ltd.	1,963	(7,466)	7,795	(1,397)
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$1,593	$(7,836)	$7,055	$(2,137)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.06	$(0.29)	$0.27	$(0.08)
Diluted	$0.06	$(0.29)	$0.26	$(0.08)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	26,087	26,595	26,098	26,614
Diluted	26,853	26,595	26,804	26,614

Dividends declared per common share	$0.085	$0.075	$0.160	$0.150
(i) Stock-based compensation included in selling, general and administrative expenses	$401	$323	$884	$772

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$880	$(8,501)	$7,301	$(2,341)
Other comprehensive income:
Foreign currency translation adjustments	135	153	41	249
Comprehensive income (loss)	1,015	(8,348)	7,342	(2,092)
Comprehensive loss attributable to noncontrolling interests	1,271	1,136	493	1,239
Comprehensive income (loss) attributable to Genie Energy Ltd.	$2,286	$(7,212)	$7,835	$(853)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($ 0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive income	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.085 per share)	—	—	—	—	—	—	—	—	—	(2,240)	—	(2,240)
Stock-based compensation	—	—	—	—	—	—	401	—	—	—	—	401
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,458)	—	—	—	(1,458)
Purchase of subsidiary	—	—	—	—	—	—	—	—	—	—	45	45
Other comprehensive income	—	—	—	—	—	—	—	—	323	—	(188)	135
Net income for three months ended June 30, 2020	—	—	—	—	—	—	—	—	—	1,963	(1,083)	880
BALANCE AT JUNE 30, 2020	2,322	$19,743	1,574	$16	25,805	$258	$140,470	$(9,221)	$2,553	$(56,831)	$(14,386)	$82,602

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2019	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Option issues to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
BALANCE AT MARCH 31, 2019	2,322	19,743	1,574	16	25,767	257	137,884	(1,624)	2,881	(50,558)	(10,228)	98,371
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	—	—	324	—	—	—	—	324
Exercise of stock options	—	—	—	—	116	1	792	—	—	—	—	793
Other comprehensive income	—	—	—	—	—	—	—	—	254	—	(101)	153
Net income for three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(7,466)	(1,035)	(8,501)
BALANCE AT JUNE 30, 2019	2,322	$19,743	1,574	$16	25,883	$258	$139,000	$(1,624)	$3,135	$(60,456)	$(11,364)	$88,708

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities
Net income (loss)	$7,301	$(2,341)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,548	1,855
Impairment of assets	993	—
Deferred income taxes	2,537	777
Provision for doubtful accounts receivable	1,215	314
Loss on sale of assets held for sale	78	—
Stock-based compensation	884	772
Equity in the net loss in equity method investees	1,552	1,868
Gain on deconsolidation of subsidiaries	(98)	—
Change in assets and liabilities:
Trade accounts receivable	6,847	2,917
Inventory	1,930	(961)
Prepaid expenses	2,016	(2,069)
Other current assets and other assets	223	(698)
Trade accounts payable, accrued expenses and other current liabilities	(1,006)	2,348
Contract liability	(12,707)	(357)
Due to IDT Corporation	(286)	(42)
Income taxes payable	615	(511)
Net cash provided by operating activities	13,642	3,872
Investing activities
Capital expenditures	(99)	(329)
Proceeds from disposal of assets held for sale	5	—
Payment for acquisition of intangible	(298)	—
Investments in equity method investee	(1,502)	—
Payments for business acquisition, net of cash acquired	—	(1,852)
Investments in notes receivables	—	(177)
Repayment of notes receivable	12	282
Net cash used in investing activities	(1,882)	(2,076)
Financing activities
Dividends paid	(4,955)	(4,809)
Repayment of short-term debt—Lumo	—	(2,260)
Proceeds from revolving line of credit	1,000	—
Repayment of revolving line of credit	(3,514)	—
Proceeds from loan	1,395	—
Repayment of notes payable	(930)	—
Exercise of stock options	—	965
Purchases of Class B common stock	(1,546)	—
Repayment of notes payable	(17)	(28)
Net cash used in financing activities	(8,567)	(6,132)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	12
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,205	(4,324)
Cash, cash equivalents, and restricted cash at beginning of period	38,554	44,197
Cash, cash equivalents, and restricted cash at end of period	$41,759	$39,873

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GRE International holds the Company's 77.0% interest in Shoreditch Energy Limited, its joint venture that serves retail customers in the United Kingdom ("U.K.") under the name Orbit Energy, its venture in Japan, which launched commercial operations in second quarter of 2019, the Company's 92.5% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland, and its 100% interest in Lumo Energi AB, which was formed in 2019 to serve retail energy customers in Sweden.

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

For the three and six months ended June 30, 2020, the impacts of COVID-19 are evident in several key aspects of the Company's business operations and the corresponding financial impact has been mixed. The Company's customer base is predominantly residential, so the Company has benefited from the increased demand for electricity as customers are working from their homes. On the other hand, like other retail providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expense in the second quarter of 2020. Churn for second quarter of 2020 decreased as the Company's competitors suspended their face to face marketing programs.

There are many uncertainties regarding the impacts of the COVID-19 pandemic, and the Company is closely monitoring those impacts on all aspects of its business, including how it will impact the customers, employees, suppliers, vendors, and business partners.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$33,390	$31,242
Restricted cash—short-term	7,876	6,792
Restricted cash—long-term	493	520
Total cash, cash equivalents, and restricted cash	$41,759	$38,554

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

Note 3—Inventories

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Natural gas	$763	$1,052
Renewable credits	12,504	14,940
Solar Panels:
Finished goods	1,219	424
Raw materials	216	216
Total solar panels inventory	1,435	640
Totals	$14,702	$16,632
7

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be received in a period longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of Lumo are capitalized and amortized over eighteen months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract were $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. Total capitalized customer acquisition costs to obtain a contract were $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, customer acquisition costs of $0.6 million and $0.1 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2020
Fixed rate	$30,031	$738	$—	$30,769
Variable rate	35,875	4,658	—	40,533
Other	—	—	4,773	4,773
Total	$65,906	$5,396	$4,773	$76,075

Three Months Ended June 30, 2019
Fixed rate	$24,716	$534	$—	$25,250
Variable rate	27,339	4,660	—	31,999
Other	—	—	3,760	3,760
Total	$52,055	$5,194	$3,760	$61,009

Six Months Ended June 30, 2020
Fixed rate	$57,550	$2,568	$—	$60,118
Variable rate	78,327	18,899	—	97,226
Other	—	—	22,782	22,782
Total	$135,877	$21,467	$22,782	$180,126

Six Months Ended June 30, 2019
Fixed rate	$48,033	$1,785	$—	$49,818
Variable rate	66,636	22,115	—	88,751
Other	—	—	9,057	9,057
Total	$114,669	$23,900	$9,057	$147,626

 The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2020
Non-Commercial Channel	$54,783	$4,631	$—	$59,414
Commercial Channel	11,123	765	—	11,888
Other	—	—	4,773	4,773
Total	$65,906	$5,396	$4,773	$76,075

Three Months Ended June 30, 2019
Non-Commercial Channel	$45,371	$4,207	$—	$49,578
Commercial Channel	6,684	987	—	7,671
Other	—	—	3,760	3,760
Total	$52,055	$5,194	$3,760	$61,009

Six Months Ended June 30, 2020
Non-Commercial Channel	$115,754	$19,004	$—	$134,758
Commercial Channel	20,123	2,463	—	22,586
Other	—	—	22,782	22,782
Total	$135,877	$21,467	$22,782	$180,126

Six Months Ended June 30, 2019
Non-Commercial Channel	$105,712	$20,914	$—	$126,626
Commercial Channel	8,957	2,986	—	11,943
Other	—	—	9,057	9,057
Total	$114,669	$23,900	$9,057	$147,626

Contract Liabilities

Certain revenue contracts in GES include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Contract liability, beginning	$13,426	$1,137
Recognition of revenue included in the beginning of year contract liability	(12,971)	(510)
Additions during the period, net of revenue recognized during the period	379	153
Contract liability, end	$834	$780

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

In November 2019, the Company acquired an additional 9.0% interest in Lumo for $0.2 million, increasing its aggregate ownership to 89.0%. In January 2020, Lumo paid off half of the secured loan to GREI in exchange for additional shares which resulted in GREI's interest in Lumo increasing to 92.5%. Of the remaining 7.5% noncontrolling interest retained by the sellers, 33.3% vested in January 2020 with the balance subject to restrictions, which will lapse over a period of up to two years following the initial annual anniversary of the Lumo Closing Date, subject to employment and service conditions.

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

 The Company recorded revenue for Lumo of approximately $3.3 million and $8.2 million in its consolidated statements of operations the three and six months ended June 30, 2020, respectively and approximately $2.8 million and $7.6 million for the three and six months ended June 30, 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2020
Assets:
Derivative contracts	$338	$6	$—	$344
Liabilities:
Derivative contracts	$1,339	$—	$—	$1,339
December 31, 2019
Assets:
Derivative contracts	$5	$322	$—	$327
Liabilities:
Derivative contracts	$1,569	$410	$—	$1,979

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the period ended June 30, 2020 and 2019.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, and other current liabilities. At June 30, 2020 and December 31, 2019, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At June 30, 2020 and December 31, 2019, other assets included notes receivable. At June 30, 2020, the outstanding balance of the sellers of Lumo's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable, revolving line of credit and notes payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2020
Impairment of property and equipment	$—	$—	$993	$993
December 31, 2019
Impairment of goodwill	$—	$—	$400	$400

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	June 30,
	2020	2019
Customer A	10%	na

na-less than 10% of consolidated revenue in the period

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10% of consolidated trade receivables at June 30, 2020 and December 31, 2019 (no other single customer accounted for 10% or greater of our consolidated trade receivable as of June 30, 2020 or December 31, 2019):

	June 30,
	2020	2019
Customer B	14%	na

na-less than 10% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2020, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2020 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter 2020	69,200	72,961
Fourth quarter 2020	134,859	122,651
First quarter 2021	—	133,750
Second quarter 2021	—	89,800
Third quarter 2021	—	67,850
Fourth quarter 2021	—	68,700
First quarter 2022	—	67,300
Second quarter 2022	—	40,000
Third quarter 2022	—	8,650
Fourth quarter 2022	—	9,000
First quarter 2023	—	8,450
Second quarter 2023	—	1,700

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2020	December 31, 2019
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$335	$324
Energy contracts and options	Other assets	9	3
Total derivatives not designated or not qualifying as hedging instruments — Assets		$344	$327

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$1,297	1,909
Energy contracts and options	Other liabilities	42	70
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$1,339	$1,979

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2020	2019	2020	2019
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(6,200)	$(7,921)	$(18,589)	$(10,830)

Note 8—Assets and Liabilities Held for Sale

In March 2020, the Company initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land, building and improvements, and will be settled from the proceeds of the sale of the assets. In the first quarter of 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the first quarter of 2020, the Company recorded a $0.2 million write-down to the fair value of certain property and equipment. The Company used the market approach to estimate the fair values of assets and liabilities held for sale. The related inputs were corroborated by observable market data for similar assets and liabilities, therefore the estimated fair values were classified as Level 2 of the fair value hierarchy.

In the second quarter of 2020, Prism recorded $0.1 million loss on disposal of certain property and equipment classified as held for sale, included in the selling, general and administrative expenses in the consolidated statements of operations.

The pending disposition of Prism's assets and liabilities held for sale did not meet the criteria to be reported as a discontinued operation. At June 30, 2020, assets held for sale of $2.7 million and liabilities held for sale of $0.8 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

On December 11, 2019, the Company refinanced the 5.95% notes payable to Catskill Hudson Bank that were due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 will be payable in monthly equal annual installments for period of ten years. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale as described above.

Note 9—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., under the trade name Orbit Energy. In three and six months ended June 30, 2020, the Company contributed $1.5 million to Shoreditch, which increased GEUK's total contribution to $9.5 million as of June 30, 2020. The Company owns 77.0% of the outstanding equity of Shoreditch.

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

  In 2018, the Company extended a $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2.0% and is due, together with the principal amount, on September 17, 2023. As of June 30, 2020, the outstanding balance, including accrued interest, of the EGC Loan was $0.2 million.

At June 30, 2020, the net book value of the Company's investment in Shoreditch was nil. There were no other arrangements, events or circumstances that could expose the Company to additional loss, aside from the balance of EGC Loan discussed above.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues	$14,845	$4,793	$34,515	$8,704
Operating expenses:
Cost of revenues	13,795	4,491	31,915	8,191
Selling, general and administrative	2,874	2,662	6,696	4,469
Loss from operations	(1,824)	(2,360)	(4,096)	(3,956)
Other	—	—	—	—
Net loss	$(1,824)	$(2,360)	$(4,096)	$(3,956)
Genie’s equity in net loss	$1,502	$867	$1,502	$1,938

Investment in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues	$1,528	$670	$1,760	$2,725
Operating expenses	927	1,203	1,860	2,543
Income (loss) from operations	601	(533)	(100)	182
Other	(13)	(10)	(6)	(18)
Net income	$588	(543)	$(106)	$164
Genie’s equity in net income (loss)	$224	(204)	$(36)	$70

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of June 30, 2020, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million at June 30, 2020), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at June 30, 2020) of such amount. In August 2019, the Company extended NIS 0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. At June 30, 2020, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

At June 30, 2020, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was the minimal net book value of the investment and $0.2 million of notes receivable, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.
14

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2020 to June 30, 2020:

	GRE	GRE International	GES	Total
	(in thousands)
Balance at January 1, 2020	$9,998	$1,733	$404	$12,135
Cumulative translation adjustment	—	2	—	2
Balance at June 30, 2020	$9,998	$1,735	$404	$12,137

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
June 30, 2020
Patents and trademarks	17.1 years	$3,842	$695	$3,147
Non-compete agreements	3.0 years	34	17	17
Customer relationships	4.6 years	3,009	1,777	1,232
Licenses	10.0 years	1,224	180	1,044
Total		$8,109	$2,669	$5,440
December 31, 2019
Trademark	17.1 years	$3,842	$560	$3,282
Non-compete agreement	1.6 years	148	126	22
Customer relationships	3.9 years	6,706	3,941	2,765
Licenses	10.0 years	895	127	768
Total		$11,591	$4,754	$6,837

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.4 million and $0.9 million in the three and six months ended June 30, 2020, respectively. Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.5 million and $1.0 million in the three and six months ended June 30, 2019, respectively. The Company estimates that amortization expense of intangible assets will be $0.7 million, $0.5 million, $0.5 million, $0.5 million, $0.5 million and $2.7 million for the remainder of 2020, and for 2021, 2022, 2023, 2024 and thereafter, respectively.

Note11—Leases

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

	June 30, 2020	December 31, 2019
	(in thousands)
ROU Assets	$2,114	$2,357

Current portion of operating lease liabilities	476	479
Noncurrent portion of operating lease liabilities	1,684	1,917
Total	$2,160	$2,396

At June 30, 2020, the weighted average remaining lease term is 7.7 years and the weighted average discount rate is 6.9%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$431	$438

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$168

Future lease payments under operating leases as of June 30, 2020 were as follows:

(in thousands)
Remainder of 2020	$316
2021	557
2022	242
2023	221
2024	225
Thereafter	1,305
Total future lease payments	2,866
Less imputed interest	706
Total operating lease liabilities	$2,160

Rental expenses under operating leases were $0.2 million and $0.4 million in the three and six months ended June 30, 2020 and 2019, respectively.
16

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the six months ended June 30, 2020 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 8, 2020	$0.1594	$370	February 6, 2020	February 15, 2020
April 22, 2020	0.1594	370	May 4, 2020	May 15, 2020

Class A Common Stock and Class B Common Stock
March 11, 2020	$0.0750	$1,975	March 24, 2020	April 3, 2020
May 5, 2020	0.0850	2,240	May 19, 2020	May 29, 2020

On July 16, 2020, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2020. The dividend will be paid on or about August 14, 2020 to stockholders of record as of the close of business August 6, 2020.

On August 3, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.0850 per share on its Class A common stock and Class B common stock for the second quarter of 2020. The dividend will be paid on or about August 26, 2020 to stockholders of record as of the close of business on August 18, 2020.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended June 30, 2020, the Company acquired 200,873 Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. In the six months ended June 30, 2020, the Company acquired 213,206 Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. There were no repurchases under this program in the three and six months ended June 30, 2019. At June 30, 2020, 6.0 million shares remained available for repurchase under the stock repurchase program.

As of June 30, 2020 and December 31, 2019, there were 1.2 million and 1.0 million shares of treasury stock outstanding, respectively, with a cost of $9.2 million and $7.7 million, respectively, at a weighted average cost per share of $7.42 and $7.46, respectively.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then a principal beneficial owner of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of June 30, 2020, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire in June 2023.

Stock-Based Compensation

On May 8, 2019 and June 4, 2020, the Company’s stockholders approved an amendment to the Company’s 2011 Stock Option and Incentive Plan (the "2011 Plan") to reserve an additional 372,000 shares and 30,000 shares, respectively, of the Company’s Class B common stock for issuance thereunder.

On February 11, 2019, the Company issued options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million. These options vest in three equal annual installments beginning on February 11, 2020.

In February 2020, the Company granted certain employees and members of its Board of Directors deferred stock units of 305,000 units, vesting in two tranches upon the achievement of a specified thirty-day average closing price of its common stock within a specified period of time ("market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit is equivalent to two shares of Class B common stock of the Company upon achievement of market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility.

As of June 30, 2020, there was approximately $3.0 million of total unrecognized compensation costs related to the unvested restricted stock awards. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(411)	$(215)	$(748)	$(66)
Aggregate funding provided by the Company, net	$(282)	$(183)	$(522)	$(816)

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Assets
Cash and cash equivalents	$260	$250
Trade accounts receivable	339	586
Prepaid expenses and other current assets	378	381
Other assets	359	359
Total assets	$1,336	$1,576
Liabilities and noncontrolling interests
Current liabilities	$453	$467
Due to IDT Energy	3,120	2,598
Noncontrolling interests	(2,237)	(1,489)
Total liabilities and noncontrolling interests	$1,336	$1,576

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provided a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reported tax rate	40.0%	16.5%	30.2%	(109.8)%

The increase in the reported tax rate for three months ended June 30, 2020 compared to the same period in 2019, is a result of higher taxable income on GRE business that is not offset by losses on other business. The provision for income taxes in the six months ended June 30, 2020 is a result of consolidated taxable income of GRE. The benefit from income taxes in the six months ended June 30, 2019 is a result of a loss during the period.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. For the three and six months ended June 30, 2020, the CARES Act did not have a significant impact on the consolidated financial statements.

On April 22, 2020, the Company obtained a Paycheck Protection Program Loan (the “PPP Note”) sponsored by the Small Business Administration (the “SBA”) under the CARES Act through a bank, providing for $2.4 million in proceeds, which were received on April 27, 2020. Based in part on additional guidance issued by the SBA, the Company returned the entire amount, plus minimal interest on May 6, 2020.

The Company expects to continue to assess the impact of the legislation to the consolidated financial statements.

Note 15—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,087	26,595	26,098	26,614
Effect of dilutive securities:
Stock options and warrants	629	—	583	—
Non-vested restricted Class B common stock	137	—	123	—
Diluted weighted-average number of shares	26,853	26,595	26,804	26,614

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock options	126	846	126	783
Non-vested deferred stock units	610	274	610	222

Stock options were excluded from the diluted earnings per share computation because the exercise prices of the stock options were greater that the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units that entitle the holders to be issued approximately 0.6 million shares of Class B common stock are excluded in the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Amount IDT charged the Company	$249	$255	$520	$438
Amount the Company charged IDT	$41	$42	$79	$79
Amount Rafael charged the Company	$56	$57	$112	$111

The following table presents the balance of receivables and payables to IDT and Rafael:

	June 30, 2020	December 31, 2019
	(in thousands)
Due to IDT	$162	$434
Due from IDT	$65	$45
Due to Rafael	$—	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT that was spun-off from IDT in June 2016. Howard Jonas is a director of Zedge. There is minimal amount due from Zedge at June 30, 2020 and December 31, 2019

The Company had notes receivable outstanding from employees of a nominal amount and $0.2 million at June 30, 2020 and December 31, 2019, respectively, which were included in “Other assets” in the accompanying consolidated balance sheet.

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the six months ended June 30, 2020 and 2019 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of June 30, 2020.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2019 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of June 30, 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

See Note 9, Investment in Equity Method Investees, for details of notes receivables from Atid 613.

Note 17—Business Segment Information

The Company has 4 reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan, Finland and Sweden and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels, and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended. GOGAS segment also owns inactive oil shale projects and the Company's equity investment in Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision-maker.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. There are no significant asymmetrical allocations to segments.

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended June 30, 2020
Revenues	$66,472	$5,037	$4,566	$—	$—	$76,075
Income (loss) from operations	5,957	(607)	(1,113)	(172)	(1,335)	2,730
Impairment of assets	—	—	801	—	—	801
Equity in the net (loss) income of equity method investees	—	(1,502)	—	224	105	(1,173)

Three Months Ended June 30, 2019
Revenues	$54,431	$2,870	$3,708	$—	$—	$61,009
Loss from operations	(5,418)	(1,607)	(682)	(381)	(1,188)	(9,276)
Equity in net loss of equity method investees	—	(867)	—	(204)	—	(1,071)

Six Months Ended June 30, 2020
Revenues	$145,617	$11,990	$22,519	$—	$—	$180,126
Income (loss) from operations	18,974	(3,127)	(771)	(395)	(2,738)	11,943
Impairment of assets	—	—	993	—	—	993
Equity in the net loss of equity method investees	—	(1,502)	—	(36)	(14)	(1,552)

Six Months Ended June 30, 2019
Revenues	$130,949	$7,713	$8,964	$—	$—	$147,626
Income (loss) from operations	8,085	(3,350)	(914)	(545)	(2,718)	558
Equity in net the (loss) income of equity method investees	—	(1,938)	—	70	—	(1,868)

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
June 30, 2020	$107,780	$10,745	$7,124	$12,957	$3,815	$142,421
December 31, 2019	105,937	11,468	19,383	10,873	8,583	156,244

Note 18—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On October 31, 2019, the court granted IDT Energy's motion to bifurcate individuals and class claims to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the court granted IDT Energy's motion for summary judgement to dismiss one of the named plaintiffs for lack of personal jurisdiction. The remaining named plaintiff filed a motion to compel class discovery which IDT Energy has opposed. On July 14, 2020, IDT Energy filed a motion for summary judgment to dismiss the remaining named plaintiff. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of June 30, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. IDT energy denies allegations in the complaint and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss if any, estimable as of June 30, 2020.

In 2018, the Company settled previously filed class actions alleging harm caused by unlawful sales and marketing practices. All payment obligations under the settlement agreement were satisfied by the Company by the second quarter of 2019.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee is seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company denies all allegations in the complaint and does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity. On February 6, 2020, REH and the Trustee agreed to settle the dispute (withdrawal with full releases) in exchange for payment of $0.2 million by REH. On April 6, 2020, the parties signed a settlement agreement which was later approved by the Court. The Company has accrued $0.2 million in the fourth quarter of 2019 and paid the settlement amount in June 2020.

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

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting the changes to the New York retail energy market, effective October 9, 2020 ("2020 Order"). The 2020 Order limits the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. For the three and six months ended June 30, 2020 gross revenue from New York was $11.4 million and $28.8 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, the Public Utilities Regulatory Authority (PURA or Authority) notified Town Square that it was advancing its investigation by assigning Prosecutorial (PRO) staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe the Authority should take further action regarding alleged non-compliance, the Authority requests that PRO staff petition the Authority setting forth its recommendations citing to supporting facts and law. For the three and six months ended June 30, 2020, Town Square’s gross revenues from sales in Connecticut was $9.5 million and $17.1 million, respectively. As of June 30, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statements of operations. For the three and six months ended June 30, 2020, IDT Energy’s gross revenues from sales in Illinois were $1.6 million and $3.4 million, respectively.

Other Informal Reviews or Investigations

From time to time regulators will initiate informal reviews or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices.

The Massachusetts Department of Public Utilities opened an informal review and information requests to determine whether the disproportionate number of low-income customers of Town Square, Residents Energy and several other energy retailers in the industry evidences a pattern of misconduct. As of June 30, 2020, no claims or demands have been made against Town Square or Residents Energy by the agency, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

On October 25, 2019, the Office of the IL AG notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation which it believes is precluded by the broader settlement with IDT Energy. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of June 30, 2020, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to the assess the amount of any possible loss.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $143.9 million at June 30, 2020, of which $96.4 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2020 are expected to be paid as follows:

(in thousands)
Remainder of 2020	$43,860
2021	58,313
2022	26,721
2023	13,084
2024	1,880
Thereafter	—
Total payments	$143,858

In three months ended June 30, 2020, the Company purchased $9.9 million and $2.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2020, Company purchased $19.9 million and $6.5 million of electricity and renewable energy credit, respectively.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2020, GRE had commitments to purchase renewable energy credits of $47.5 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2020, GRE had aggregate performance bonds of $13.6 million outstanding and unused letters of credit of $2.3 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2020. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2020, the Company was in compliance with such covenants. At June 30, 2020, restricted cash—short-term of $2.7 million and trade accounts receivable of $42.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.8 million at June 30, 2020.

Note 19—Debt

Loan with Tokyo Star Bank

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurred interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest matured on May 13, 2020. Genie Japan settled the Loan agreement and paid the outstanding balance of ¥100.0 million (equivalent to $0.9 million) on May 13, 2020.

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest mature on November 13, 2020. At June 30, 2020, $1.4 million was outstanding under the May 2020 Loan. At June 30, 2020, the effective interest rate was 3.0%.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage") for a $20 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest was payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. At December 31, 2019, $2.5 million was outstanding under the revolving line of credit with an effective interest rate of 6.41% per annum. The borrowers were required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. In April 2020, the revolving line of credit expired and the Company paid the outstanding balance of $3.5 million in exchange for the release and termination of any further obligations and security interest.

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into an amendment of its existing Credit Agreement with JPMorgan Chase Bank ( the “Credit Agreement”) to extend the maturity date of December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, June 30, 2020, JP Morgan Chase Bank issued $2.3 million letters of credit from the Credit Line. As of June 30, 2020, none of the letters of credits were drawn upon. At June 30, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease (COVID 19)

During the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the three and six months ended June 30, 2020, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated revenues for the three months ended June 30, 2020, compared to the same period in 2019, increased by $15.1 million equivalent to 24.7%. Our consolidated revenues for the three months ended June 30, 2020, compared to the same period in 2019, increased by $32.5 million equivalent to 22.0%.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased our customer acquisition expense in the second quarter of 2020. Churn for the second quarter of 2020 decreased as our competitors suspended their face to face marketing programs.

We did not experience any significant changes in our workforce composition and were able to implement our business continuity plans with no significant impact to our ability to maintain our operations. We continue to maintain strong physical and cybersecurity measures in order to both serve our operational needs with a remote workforce and to ensure that we continue to provide services to our customers. We face challenges due to the need to operate with a remote workforce and are continuing to address those challenges so as to minimize the impact on our ability to operate.

Looking ahead, we expect to see a modest rebound in meter acquisition beginning the third quarter, specially at GRE. Public health restrictions have begun to ease in some of our markets which allow us to resume face-to-face sales and marketing. Any reversal of the easing of restrictions would impact that expected rebound.

There are many uncertainties regarding the impacts of the COVID-19 pandemic, and we are closely monitoring those impacts of on all aspects of its business, including how it will impact our customers, employees, suppliers, vendors, and business partners. We are currently unable to predict the impact that COVID-19 will have on our financial position and operating results due to the complexities of the impacts and numerous uncertainties that are beyond the Company's control. We expect to continue to assess the evolving impact of COVID-19 on our business and assets and intend to make adjustments accordingly.

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

GRE International holds the Company's 77.0% interest in its joint venture that serves retail customers in the United Kingdom ("U.K."), our wholly-owned venture in Japan, its 92.5% controlling interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland, and 100% of Lumo Energi AB, which serves retail customers in Sweden.

GES holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S., manages our 60.0% controlling interest in Prism and 100% interest in Genie Solar Energy. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management. Genie Solar Energy sells rooftop solar system to commercial and industrial clients.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 87.4% and 89.2% of our consolidated revenues in the three months ended June 30, 2020 and 2019, respectively, and 80.8% and 88.7% in the six months ended June 30, 2020 and 2019, respectively.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 46.9% and 50.3% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2019 and 2018, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% and 29.5% of GRE’s electricity revenues for 2019 and 2018, respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

 Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2020 the associated cost was approximately 1.3% and 1.2% of GRE's revenue, respectively. In both the three and six months ended June 30, 2019 the associated cost was approximately 1.1% of GRE's revenue. At June 30, 2020, 87.9% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On October 5, 2018, two named plaintiffs filed a putative class action complaint against IDT Energy alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. in connection with its telemarketing practices.  IDT Energy denies the allegations in the complaint, which it believes to be meritless and is vigorously defending this action. On October 31, 2019, the court granted IDT Energy’s motion to bifurcate individual from class claims to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the Court granted IDT Energy’s motion for summary judgment to dismiss one of the named plaintiffs for lack of personal jurisdiction. The remaining named plaintiff filed a motion to compel class discovery which IDT Energy has opposed. On July 14, 2020, IDT Energy filed a motion for summary judgment to dismiss the remaining named plaintiff. Based upon the Company’s assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of June 30, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. IDT energy denies allegations in the complaint which it to be meritless and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, nor is the amount of loss if any, estimable.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective October 9, 2020 (“2020 Order”). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Order. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. As of June 30, 2020, New York represented 20.6% of GRE’s total meters served and 15.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and  six months ended June 30, 2020, New York gross revenues were $11.4 million and $28.8 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, the Public Utilities Regulatory Authority (PURA or Authority) notified Town Square that it was advancing it’s investigation by assigning Prosecutorial (PRO) staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe the Authority should take further action regarding alleged non-compliance, the Authority requests that PRO staff petition the Authority setting forth its recommendations citing to supporting facts and law. As of June 30, 2020, Town Square’s Connecticut customer base represented 13.1% of GRE’s total meters served and 14.2% of the total RCEs of GRE’s customer base. For three and six months ended June 30, 2020, Town Square’s gross revenues from sales in Connecticut were $9.5 million and $17.1 million, respectively. As of June 30, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statements of operations. As of June 30, 2020, IDT Energy in Illinois represented 3.1% of GRE’s total meters served and 1.5% of the total RCEs of GRE’s customer base. For the six months ended June 30, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $1.6 million and $3.4 million, respectively.

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

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues:
Electricity	$61,076	$49,237	$11,839	24.0%	$124,150	$107,049	$17,101	16.0%
Natural gas	5,396	5,194	202	3.9	21,467	23,900	(2,433)	(10.2)
Total revenues	66,472	54,431	12,041	22.1	145,617	130,949	14,668	11.2
Cost of revenues	49,420	46,188	3,232	7.0	100,963	98,027	2,936	3.0
Gross profit	17,052	8,243	8,809	106.9	44,654	32,922	11,732	35.6
Selling, general and administrative expenses	11,095	13,661	(2,566)	(18.8)	25,680	24,837	843	3.4
Income (loss) from operations	$5,957	$(5,418)	$11,375	209.9%	$18,974	$8,085	$10,889	134.7%

Revenues. Electricity revenues increased by 24.0% in three months ended June 30, 2020 compared to the same period in 2019. The increase is due to an increase in electricity consumption partially offset by a decrease in the average rate per kilowatt hour sold in the three months ended June 30, 2020 compared to the same period in 2019. Electricity consumption by GRE’s REPs' customers increased by 35.0% in the three months ended June 30, 2020, compared to the same period in 2019. The increase in electricity consumption reflected a 7.4% increase in the average number of meters served and a 25.7% increase in average consumption per meter. The increase in consumption reflects a sustained focus on the acquisition of higher consumption meters, warmer weather in the 2020 period compared to 2019 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders. The average rate per kilowatt hour sold decreased 8.1% in the three months ended June 30, 2020 compared to the same period in 2019.

Electricity revenues increased by 16.0% in six months ended June 30, 2020 compared to the same period in 2019. The increase is due to an increase in electricity consumption partially offset by a decrease in the average rate per kilowatt hour sold in the six months ended June 30, 2020 compared to the same period in 2019. Electricity consumption by GRE’s REPs' customers increased 25.4% in the six months ended June 30, 2020, compared to the same period in 2019. The increase in electricity consumption reflected an increase in the average number of meters served which increased by 12.3% and in the average consumption per meter which increased by 11.6% in the six months ended June 30, 2020 compared to the same period in 2019. The average rate per kilowatt hour sold decreased 7.5% in the six months ended June 30, 2020 compared to the same period in 2019.

GRE’s natural gas revenues increased by 3.9% in the three months ended June 30, 2020 compared to the same period in 2019.  Natural gas consumption by GRE’s REPs’ customers increased by 14.1% in the three months ended June 30, 2020 compared to the same period in 2019 reflecting a 14.9% increase in average consumption per meter in the three months ended June 30, 2020 compared to the same period in 2019 partially offset by a decrease of 0.7% in average meters served in the three months ended June 30, 2020 compared to the same period in 2019. The increase was also partially offset by a decrease in average rate per therm sold which decreased by 8.9% in the three months ended June 30, 2020, compared to the same period in 2019.

GRE’s natural gas revenues decreased in the six months ended June 30, 2020 compared to the same period in 2019.  The decrease is due to decreases in natural gas consumption by GRE's REPs' customers and average rate per therm sold in the six months ended June 30, 2020, compared to the same period in 2019. Natural gas consumption by GRE’s REPs’ customers decreased 4.1% in the six months ended June 30, 2020 compared to the same period in 2019 reflecting a 7.0% decrease in average consumption per meter in the six months ended June 30, 2020 compared to the same period in 2019 partially offset by an increase of 3.2% in average meters served in the six months ended June 30, 2020 compared to the same period in 2019. Average rate per therm sold decreased by 6.4% in the six months ended June 30, 2020, compared to the same period in 2019.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Meters at end of quarter:
Electricity customers	310	313	297	314	307
Natural gas customers	64	71	73	74	71
Total meters	374	384	370	388	378

Gross meter acquisitions in three months ended June 30, 2020, were 40,000 compared to 91,000 for the same period in 2019.  Gross meter acquisitions in six months ended June 30, 2020, were 109,000 compared to 176,000 for the same period in 2019. The decreases reflect reduced sales activity in the second quarter of 2020 as a result of COVID-19 related public health restrictions on certain sales channels. Gross meter acquisition in six months ended June 30, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters.

Meters served decreased by 10,000 or 2.6% from March 31, 2020 to June 30, 2020. Meters served increased by 4,000 or 1.1% from December 31, 2019 to June 30, 2020. In three months ended June 30, 2020, average monthly churn decreased to 3.9% compared to 4.4% for same period in 2019. In six months ended June 30, 2020, average monthly churn decreased to 4.3% compared to 4.8% for the same period in 2019. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography. The reduction in churn also reflects decreased sales activity by competitors as a result of COVID-19 related restrictions.

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

(in thousands)	June 30, 2020	March 31, 2020	December 30, 2019	September 30, 2019	June 30, 2019
RCEs at end of quarter:
Electricity customers	288	272	248	266	259
Natural gas customers	55	58	61	61	59
Total RCEs	343	330	309	327	318

RCEs increased 7.9% at June 30, 2020 compared to June 30, 2019 reflects our recent focus on adding higher consumption meters, warmer than average weather in 2020 and COVID-19 driven shift to work-from-home.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenues:
Electricity	$46,181	$41,309	$4,872	11.8%	$89,253	$81,909	$7,344	9.0%
Natural gas	3,239	4,879	(1,640)	(33.6)	11,710	16,118	(4,408)	(27.3)
Total cost of revenues	$49,420	$46,188	$3,232	7.0%	$100,963	$98,027	$2,936	3.0%

	Three months ended June 30			Six months ended June 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Gross margin percentage:
Electricity	24.4%	16.1%	8.3%	28.1%	23.5%	4.6%
Natural gas	40.0	6.1	33.9	45.5	32.6	12.9
Total gross margin percentage	25.7%	15.1%	10.5%	30.7%	25.1%	5.6%

Cost of revenues for electricity increased in the three months ended June 30, 2020 compared to the same period in 2019 primarily because of an increase in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 17.2% in the three months ended June 30, 2020 compared to the same period in 2019. Gross margin on electricity sales increased in the three months ended June 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of electricity.

Cost of revenues for electricity increased in the six months ended June 30, 2020 compared to the same period in 2019 primarily because of an increase in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 13.1% in the six months ended June 30, 2020 compared to the same period in 2019. Gross margin on electricity sales increased in the six months ended June 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended June 30, 2020 compared to the same period in 2019 primarily because of a decrease in the average unit cost of natural gas partially offset by increase in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 42.1% in the three months ended June 30, 2020 compared to the same period in 2019. Gross margin on natural gas sales increased in the three months ended June 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Cost of revenues for natural gas decreased in the six months ended June 30, 2020 compared to the same period in 2019 primarily because of decreases in both the average unit cost of natural gas and natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 24.4% in the six months ended June 30, 2020 compared to the same period in 2019. Gross margin on natural gas sales increased in the six months ended June 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decrease in marketing and customer acquisition costs partially offset by increases in employee-related costs, provision for doubtful accounts and costs related to POR programs. Marketing and customer acquisition expenses decreased by $3.5 million in the three months ended June 30, 2020, compared to the same period in 2019 due to reduced pace of customer acquisition activities related to COVID-19 related public health restrictions. Employee-related expenses increased by $0.2 million in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in accrued bonuses resulting from improved results of operations. Provision for doubtful accounts and costs related to POR program increased by $0.7 million in three months ended June 30, 2020 compared to the same period in 2019 as a result of entrance to non-POR markets (which led to an increase in the provision for doubtful accounts) and increase in revenue. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 25.1% in the three months ended June 30, 2019 to 16.7% in the three months ended June 30, 2020.

The increase in selling, general and administrative expense in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in employee-related costs, provision for doubtful accounts expense and costs related to POR programs partially offset by decrease in marketing and customer acquisition costs. Employee-related expenses increased by $0.6 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in accrued bonuses resulting from improved results of operations. Provision for doubtful accounts and costs related to POR program increase by $1.2 million in six months ended June 30, 2020 compared to the same period in 2019. Marketing and customer acquisition expenses decreased by $1.0 million in the six months ended June 30, 2020, compared to the same period in 2019. As a percentage of GRE’s total revenues, selling, general and administrative expense slightly decreased from 25.1% in the six months ended June 30, 2019 to 16.7% in the six months ended June 30, 2020.

GRE International Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$5,037	$2,870	$2,167	75.5%	$11,990	$7,713	$4,277	55.5%
Cost of revenue	3,122	2,629	493	18.8	10,363	7,491	2,872	38.3
Gross profit	1,915	241	1,674	694.6	1,627	222	1,405	632.9
Selling, general and administrative expenses	2,522	1,848	674	36.5	4,754	3,572	1,182	33.1
Loss from operations	$(607)	$(1,607)	$(1,000)	(62.2)%	$(3,127)	$(3,350)	$(223)	(6.7)%
Equity in net loss of Shoreditch	$1,502	$867	$635	73.2%	$1,502	$1,938	$(436)	(22.5)%

GRE International holds our stakes in REPs outside of North America. These businesses currently include our stake in Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, and our controlling stake in Lumo, which operates in certain portions of Scandinavia. In the second quarter of 2020, we started commercial operations in Sweden.

We account for our investments in Shoreditch under the equity method of accounting. Under this method, we record our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred are not reflected in our consolidated revenue and expenses.

Meters served by GRE International's REPs, including Shoreditch, increased to 161,000 at June 30, 2020 from 148,000 at March 31, 2020 primarily as a result of the growth Shoreditch's and Lumo's customer bases. Meters served by GRE International's REPs, including Shoreditch, increased by 34,000 or 26.7% from December 31, 2019 to June 30, 2020, primarily as a result of growth in Shoreditch's and Lumo's customer bases. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at June 30, 2020, including Shoreditch, increased to 79,000 from 72,000 at March 30, 2020 primarily from the increase in meters served as discussed above. RCEs at June 30, 2020 increased by 13,000 or 20.6% from December 31, 2019 to June 30, 2020, primarily as a result of growth in Shoreditch, Japan and Lumo.

Revenue and Cost of Revenue. GRE International's revenues and cost of revenue increased in the three and six months ended June 30, 2020 compared to the same period in 2019 primarily because of the start of commercial operations of Genie Japan in second quarter of 2019 and increase in meters served of Lumo. In second quarter of 2020, our wholly-owned subsidiary, Lumo Energi AB, began its commercial operations serving customers in Sweden.

Equity in net loss of joint venture. We account for our ownership interest in Shoreditch using the equity method since we have the ability to exercise significant influence over Shoreditch's operating and financial matters, although we do not control Shoreditch. In fourth quarter of 2019, the book value the Company's investment in Shoreditch was reduced to nil as a result of the Company's share in accumulated losses of Shoreditch using the equity method of accounting. The Company recognized $1.5 million share in net losses Shoreditch for the three and six months ended June 30, 2020. equivalent to the total capital contribution for the same periods. The Company's share in Shoreditch’s net loss for the three and six months ended June 30, 2019 were $0.9 million and $1.9 million, respectively.

GES Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$4,566	$3,708	$858	23.1%	$22,519	$8,965	$13,554	151.2%
Cost of revenue	4,045	3,214	831	25.9	20,408	7,540	12,868	170.7
Gross profit	521	494	27	5.5	2,111	1,425	686	48.1
Selling, general and administrative expenses	833	1,176	(343)	(29.2)	1,889	2,338	(449)	(19.2)
Impairment of assets	801	—	801	nm	993	—	993	nm
Loss from operations	$(1,113)	$(682)	$431	63.2%	$(771)	$(913)	$(142)	(15.6)%

nm—not meaningful

Revenue. GES' revenues increased in the three and six months ended June 30, 2020 compared to the same period in 2019. The increase in revenues was the result of the delivery of a large number of orders at Prism particularly in the first quarter of 2020. Revenues from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenues increased in the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily as a result of the significant increase in deliveries of solar panels. Cost of revenues in the three and six months ended June 30, 2020 also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased the three and six months ended June 30, 2020 compared to the same period in 2019 primarily because of the streamlining of operations of Prism in first quarter of 2020.

In March 2020, we initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land and building and improvements and will be settled from the proceeds of the sale of the property. At June 30, 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the first quarter of 2020, the Company recorded a $0.2 million write-down to fair value of certain property and equipment.

In second quarter of 2020, Prism renegotiated a contract with a customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operation.

We are currently exploring options to reduce overhead at Prism due to changes in market conditions.

The pending disposition of Prism's assets and liabilities held for sale did not meet the criteria to be reported as a discontinued operation. At June 30, 2020, assets held of sale of $2.2 million and liabilities held for sale of $0.8 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

Genie Oil and Gas Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$—	$—	$—	nm %	$—	$—	$—	nm %

General and administrative	172	381	(209)	(54.9)	395	545	(150)	(27.5)
Loss from operations	$172	$381	$(209)	(54.9)%	$395	$545	$(150)	(27.5)%
Equity in net loss of Atid 613	$224	$(204)	$428	(209.8)%	$(36)	$70	$(106)	(151.4)%

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three and six months ended June 30, 2020 compared to the same periods in 2020 because of decrease in payroll and related expenses and consulting fees.

Exploration. In 2017, we suspended drilling operations at Afek. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. Because of COVID-19 restrictions, an essential member of our technical team has not been able to get a visa, which makes it difficult to determine a new time-frame for completion of the tests since the execution depends on factors outside our span of control, however, we will provide an update in our third quarter of 2020 report

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative expenses and loss from operations	$1,335	$1,188	$147	12.4%	$2,738	$2,718	$20	0.7%

Corporate general and administrative expenses increased in three and six months ended June 30, 2020 compared to the same periods in 2019 primarily because of an increase in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 1.9% in the three months ended June 30, 2019 to 1.8% in the three months ended June 30, 2020 and decreased from 1.8% in the six months ended June 30, 2019 to 1.5% in the six months ended June 30, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.4 million and $0.3 million in the three months ended June 30, 2020 and 2019, respectively and $0.9 million and $0.8 million in the six, respectively. At June 30, 2020, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.0 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Income (loss) from operations	$2,730	$(9,276)	$12,006	129.4%	$11,943	$558	$11,385	2,040.3%
Interest income	20	189	(169)	(89.4)	143	281	(138)	(49.1)
Interest expense	(58)	(178)	120	(67.4)	(175)	(319)	144	(45.1)
Equity in net loss in equity method investees	(1,173)	(1,071)	(102)	9.5	(1,552)	(1,868)	316	(16.9)
Other (loss) income, net	(52)	157	(209)	(133.1)	98	232	(134)	(57.8)
(Provision for) benefit from income taxes	(587)	1,678	(2,265)	(135.0)	(3,156)	(1,225)	(1,931)	157.6
Net income (loss)	880	(8,501)	9,381	110.4	7,301	(2,341)	9,642	411.9
Net loss attributable to noncontrolling interests	(1,083)	(1,035)	48	4.6	(494)	(944)	(450)	(47.7)
Net income (loss) attributable to Genie	$1,963	$(7,466)	$9,429	126.3%	$7,795	$(1,397)	$10,092	722.4

Other Income (Expense), net.  Other expense, net in the three months ended June 30, 2020 consisted primarily of foreign currency transaction and loss on deconsolidation of subsidiary. Other income, net in the six months ended June 30, 2020 consisted primarily of foreign currency transaction gains.

Provision for Income Taxes. The increase in the reported tax rate for the three months ended June 30, 2020 compared to the same period in 2019, is a result of higher taxable income on GRE business that is not offset by losses on other business. The provision for income taxes in the six months ended June 30, 2020 is a result of consolidated taxable income GRE. The benefit from income taxes in the six months ended June 30, 2019 is a result of loss during the period.

Net Income Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended June 30, 2020 compared to the similar periods in 2019 was primarily due to the increase in the share of noncontrolling interest from net losses of Prism and CCE offset by decrease in share in net loss of noncontrolling interest related to Afek.

The change in the net loss attributable to noncontrolling interests in the six months ended June 30, 2020compared to the similar periods in2019was primarily due to the share of noncontrolling interest from deconsolidation of non-operating subsidiaries and decrease in net loss of Lumo and Afek offset by increase in share in net loss of noncontrolling interest related to Prism.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $33.4 million balance of unrestricted cash and cash equivalents that we held at June 30, 2020 will be sufficient to meet our currently anticipated cash requirements for at least the period from July 1, 2020 to August 7, 2021.

At June 30, 2020, we had working capital (current assets less current liabilities) of $49.1 million.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$13,642	$3,872
Investing activities	(1,882)	(2,076)
Financing activities	(8,567)	(6,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	12
Increase (decrease) in cash, cash equivalents, and restricted cash	$3,205	$(4,324)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities was $13.6 million compared to net cash provided by operating activities of $3.9 million in the six months ended June 30, 2020 and 2019, respectively. Net income after non-cash adjustments increased cash flows by $12.8 million for the six months ended June 30, 2020, compared to the same period in 2019. The increase in operating cash flows is primarily the result of favorable results of operations in six months ended June 30, 2020 compared to the same period in 2019.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $5.3 million for the six months ended June 30, 2020, compared to the same period in 2019. Changes in other assets increased cash flows by $2.3 million for the six months ended June 30, 2020, compared to the same period in 2019.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.0 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2020, we were in compliance with such covenants. At June 30, 2020, restricted cash—short-term of $2.7 million and trade accounts receivable of $42.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.8 million at June 30, 2020.

We had purchase commitments of $143.9 million at June 30, 2020, of which $96.4 million was for purchases of electricity

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.1 in the six months ended June 30, 2020 compared to $0.3 million in the six months ended June 30, 2019. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2020 will be between $0.5 million and $1.0 million.

We received minimal amount and $0.3 million from an employee for the repayment of notes receivable in the six months ended June 30, 2020 and 2019, respectively.

On January 2, 2019, we completed the purchase of an 80.0% controlling interest in Lumo. We paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt. In November 2019 and January 2020, we acquired additional 9.0% and 3.5% interest in Lumo, respectively, increasing our total interest to 92.5%

The remaining 7.5% noncontrolling interest retained by the sellers is subject to restrictions, which will lapse over a period of up to three years following the Lumo Closing Date, subject to employment and service conditions. The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers of Lumo, as a group, have a one-time option to sell a portion or all of their noncontrolling interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the closing date of the acquisition.

 Financing Activities

In each of the six months ended June 30, 2020 and 2019, we paid aggregate quarterly Base Dividends of $0.3188 per share, $0.7 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On July 16, 2020, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about August 14, 2020 to stockholders of record as of the close of business on August 6, 2020.

In the six months ended June 30, 2020 and 2019, we paid aggregate quarterly dividends of $0.160 per share and $0.150 per share, respectively, to stockholders of our Class A common stock and Class B common stock. The Company paid $4.1 million in aggregate dividends on our common stock for the six months ended June 30, 2020 and 2019. In the second quarter of 2020, we increased the quarterly dividends from $0.075 to $0.085 per share on our Class A common stock and Class B common stock. On August 3, 2020, our Board of Directors declared a quarterly dividend of $0.085 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 26, 2020 to stockholders of record as of the close of business on August 18, 2020.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In six months ended June 30, 2020, the Company acquired 213,206 Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. There were no repurchases under this program in six months ended June 30, 2020. At June 30, 2020, 6.0 million shares remained available for repurchase under the stock repurchase program.

On November 28, 2019, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥100.0 million (equivalent to $0.9 million) short-term credit facility. Genie Japan provided a letter of credit issued by JPMorgan Chase amounting to ¥100.0 million (equivalent to $0.9 million) as collateral. The outstanding principal amount incurred interest at Tokyo Star Bank's short-term prime rate plus 0.25% per annum. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest matured on of May 13, 2020. Genie Japan settled the Loan agreement and paid the outstanding balance of ¥100.0 million (equivalent to $0.9 million) on May 13, 2020.

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a  ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest mature on November 13, 2020. At June 30, 2020, $1.4 million was outstanding under the May 2020 Loan. At June 30, 2020, the effective interest rate was 3.0%.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. At June 30, 2020, we were in compliance with such covenants. In April 2020, the revolving line of credit expired and the Company paid outstanding balance of $3.5 million.

On December 5, 2019, we entered into an amendment of its existing Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of June 30, 2020, JP Morgan Chase Bank issued $2.3 million letter of credit from the Credit Line. As of June 30, 2020, none of the letters of credits were drawn upon. At June 30, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In December 11, 2019, the Company refinanced the 5.95% notes payable from Catskill Hudson Bank that was due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 will be payable in equal monthly installments for period of ten years starting January 2020. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale as described above. At June 30, 2020, the outstanding balance of liabilities held for sale was $0.8 million.

There were no stock option exercises in the six months ended June 30, 2020. In the six months ended June 30, 2019, we received proceeds of $0.1 million from the exercise of stock options for which we issued 23,150 shares of our Class B common stock.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2020, GRE had outstanding aggregate performance bonds of $13.6 million and $2.3 million of unused letters of credit.

Item 3            Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2020 had remained the same as in the three months ended June 30, 2019, our gross profit from electricity sales would have decreased by $4.2 million and our gross profit from natural gas sales would have decreased by $1.8 million in the three months ended June 30, 2020. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2020 had remained the same as in the six months ended June 30, 2019, our gross profit from electricity sales would have decreased by $3.4 million and our gross profit from natural gas sales would have decreased by $2.3 million in the six months ended June 30, 2020.

Hypothetically, for our GRE International segment, if our gross profit per unit in the three months ended June 30, 2020 had remained the same as in the three months ended June 30, 2019, our gross profit from electricity sales would have decreased by $1.6 million in the three months ended June 30, 2020. Hypothetically, for our GRE International segment, if our gross profit per unit in the six months ended June 30, 2020 had remained the same as in the six months ended June 30, 2019, our gross profit from electricity sales would have decreased by $1.3 million in the six months ended June 30, 2020.

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

Item 4            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the period ended March 31, 2020, have not materially changed except the following:

Our business, results of operation and financial conditions could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

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

For the three and six months ended June 30, 2020, the impacts of COVID-19 on our operations and financial results have been mixed. Our consolidated revenues for the three months ended June 30, 2020, compared to the same period in 2019, increased by $15.1 million equivalent to 24.7%. Our consolidated revenues for the three months ended June 30, 2020, compared to the same period in 2019, increased by $32.5 million equivalent to 22.0%.

We benefited from the increased demand for electricity when residential customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased our customer acquisition expense in the second quarter of 2020. Churn for the second quarter of 2020 decreased as our competitors suspended their face to face marketing programs.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2020	—	$—	—	6,152,567
May 1–31, 2020	—	—	—	6,152,567
June 1–30, 2020	200,873	7.26	200,873	5,951,694
Total	200,873	$7.28	200,873

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

Item 3.         Defaults upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.       Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

August 7, 2020	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 7, 2020	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

