Form 10-Q
period 2020-09-30
Genie Energy Ltd.
filed 2020-11-06
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2020, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,645,374 shares (excluding 1,319,876 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,556	$31,242
Restricted cash—short-term	29,104	6,792
Trade accounts receivable, net of allowance for doubtful accounts of $4,285 and $2,631 at September 30, 2020 and December 31, 2019, respectively	44,787	49,822
Inventory	13,414	16,632
Prepaid expenses	4,181	6,318
Other current assets	4,271	2,133
Total current assets	115,313	112,939
Property and equipment, net	357	3,607
Goodwill	12,213	12,135
Other intangibles, net	5,067	6,837
Investment in equity method investees	483	675
Restricted cash—long-term	570	520
Deferred income tax assets, net	7,316	12,154
Other assets	7,573	7,377
Total assets	$148,892	$156,244
Liabilities and equity
Current liabilities:
Loan payable	$1,422	$921
Trade accounts payable	22,889	24,387
Accrued expenses	31,326	26,116
Contract liability	1,033	13,426
Income taxes payable	1,548	1,591
Due to IDT Corporation, net	115	381
Short-term revolving line of credit	—	2,514
Other current liabilities	2,109	2,820
Total current liabilities	60,442	72,156
Long-term notes payable	—	777
Other liabilities	1,952	2,381
Total liabilities	62,394	75,314
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2020 and December 31, 2019	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2020 and December 31, 2019	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 25,808 and 25,785 shares issued and 24,521 and 24,755 shares outstanding at September 30, 2020 and December 31, 2019, respectively	258	258
Additional paid-in capital	140,935	139,615
Treasury stock, at cost, consisting of 1,287 and 1,030 shares of Class B common stock at September 30, 2020 and December 31, 2019	(9,572)	(7,675)
Accumulated other comprehensive income	2,800	2,519
Accumulated deficit	(52,691)	(59,671)
Total Genie Energy Ltd. stockholders’ equity	101,489	94,805
Noncontrolling interests	(14,991)	(13,875)
Total equity	86,498	80,930
Total liabilities and equity	$148,892	$156,244

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues:
Electricity	$91,793	$81,473	$227,671	$196,142
Natural gas	2,724	3,169	24,190	27,069
Other	1,809	1,071	24,591	10,127
Total revenues	96,326	85,713	276,452	233,338
Cost of revenues	69,010	59,360	200,744	172,417
Gross profit	27,316	26,353	75,708	60,921
Operating expenses and losses:
Selling, general and administrative (i)	18,831	19,408	54,287	53,419
Impairment of assets	—	—	993	—
Income from operations	8,485	6,945	20,428	7,502
Interest income	21	163	164	445
Interest expense	(48)	(161)	(223)	(479)
Equity in the net loss in equity method investees, net	(146)	(238)	(1,698)	(2,106)
Other income (expense), net	291	(85)	390	147
Income before income taxes	8,603	6,624	19,061	5,509
Provision for income taxes	(2,406)	(1,916)	(5,563)	(3,142)
Net income	6,197	4,708	13,498	2,367
Net loss attributable to noncontrolling interests	531	539	1,026	1,484
Net income attributable to Genie Energy Ltd.	6,728	5,247	14,524	3,851
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net income attributable to Genie Energy Ltd. common stockholders	$6,358	$4,877	$13,413	$2,740

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.25	$0.18	$0.51	$0.10
Diluted	$0.24	$0.18	$0.50	$0.10
Weighted-average number of shares used in calculation of earnings per share:
Basic	25,928	26,683	26,107	26,603
Diluted	26,769	27,669	26,839	27,541

Dividends declared per common share	$0.085	$0.075	$0.245	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$447	$335	$1,331	$1,106

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income	$6,197	$4,708	$13,498	$2,367
Other comprehensive income:
Foreign currency translation adjustments	173	(265)	214	(16)
Comprehensive income	6,370	4,443	13,712	2,351
Comprehensive loss attributable to noncontrolling interests	605	720	1,098	1,959
Comprehensive income attributable to Genie Energy Ltd.	$6,975	$5,163	$14,810	$4,310

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($ 0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209
Adoption of ASU 2018-07	—	—	—	—	—	—	—	—	—	—	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.085 per share)	—	—	—	—	—	—	—	—	—	(2,240)	—	(2,240)
Stock-based compensation	—	—	—	—	—	—	401	—	—	—	—	401
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,458)	—	—	—	(1,458)
Purchase of subsidiary	—	—	—	—	—	—	—	—	—	—	45	45
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	323	—	(188)	135
Net income (loss) for three months ended June 30, 2020	—	—	—	—	—	—	—	—	—	1,963	(1,083)	880
BALANCE AT JUNE 30, 2020	2,322	19,743	1,574	16	25,805	258	140,470	(9,221)	2,553	(56,831)	(14,386)	82,602
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.085 per share)	—	—	—	—	—	—	—	—	—	(2,218)	—	(2,218)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Restricted Class B common stock units purchased from employees	—	—	—	—	—	—	—	(263)	—	—	—	(263)
Stock-based compensation	—	—	—	—	—	—	447	—	—	—	—	447
Exercise of stock options	—	—	—	—	3	—	18	—	—	—	—	18
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	247	—	(74)	173
Net income (loss) for three months ended September 30, 2020	—	—	—	—	—	—	—	—	—	6,728	(531)	6,197
BALANCE AT SEPTEMBER 30, 2020	2,322	$19,743	1,574	$16	25,808	$258	$140,935	$(9,572)	$2,800	$(52,691)	$(14,991)	$86,498

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2019	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(2,006)	—	(2,006)
Stock-based compensation	—	—	—	—	198	2	446	—	—	—	—	448
Exercise of stock options	—	—	—	—	25	—	172	—	—	—	—	172
Option issues to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	—	—	—	—	884	884
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	290	—	(194)	96
Net income for three months ended March 31, 2019	—	—	—	—	—	—	—	—	—	6,069	91	6,160
BALANCE AT MARCH 31, 2019	2,322	19,743	1,574	16	25,767	257	137,884	(1,624)	2,881	(50,558)	(10,228)	98,371
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(2,062)	—	(2,062)
Stock-based compensation	—	—	—	—	—	—	324	—	—	—	—	324
Exercise of stock options	—	—	—	—	116	1	792	—	—	—	—	793
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	254	—	(101)	153
Net loss for three months ended June 30, 2019	—	—	—	—	—	—	—	—	—	(7,466)	(1,035)	(8,501)
BALANCE AT JUNE 30, 2019	2,322	19,743	1,574	16	25,883	258	139,000	(1,624)	3,135	(60,456)	(11,364)	88,708
Dividends on preferred stock ($0.01954 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,042)	—	(2,042)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(3,415)	—	—	—	(3,415)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(315)	—	—	—	(315)
Stock-based compensation	—	—	—	—	2	—	341	—	—	—	—	341
Forfeiture of restricted Class B common stock	—	—	—	—	(5)	—	(6)	—	—	—	—	(6)
Exercise of stock options	—	—	—	—	64	1	439	—	—	—	—	440
Other comprehensive loss	—	—	—	—	—	—	—	—	(84)	—	(181)	(265)
Net income (loss) for three months ended September 30, 2019	—	—	—	—	—	—	—	—	—	5,247	(539)	4,708
BALANCE AT SEPTEMBER 30, 2019	2,322	$19,743	1,574	$16	25,944	$259	$139,774	$(5,354)	$3,051	$(57,621)	$(12,084)	$87,784

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities
Net income	$13,498	$2,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,219	2,797
Impairment of assets	993	—
Deferred income taxes	4,838	1,591
Provision for doubtful accounts receivable	2,209	453
Loss on sale of assets held for sale	456	—
Stock-based compensation	1,331	1,106
Equity in the net loss in equity method investees	1,698	2,106
Gain on deconsolidation of subsidiaries	(98)	—
Change in assets and liabilities:
Trade accounts receivable	2,827	(1,607)
Inventory	3,218	264
Prepaid expenses	2,166	(395)
Other current assets and other assets	(633)	1,243
Trade accounts payable, accrued expenses and other current liabilities	2,018	2,152
Contract liability	(12,393)	3,378
Due to IDT Corporation	(266)	(81)
Income taxes payable	(43)	563
Net cash provided by operating activities	24,038	15,937
Investing activities
Capital expenditures	(125)	(343)
Proceeds from disposal of assets held for sale	48	—
Payment for acquisition of intangible	(298)	—
Investments in equity method investee	(1,502)	(719)
Payments for business acquisition, net of cash acquired	—	(1,852)
Investments in notes receivables	—	(214)
Repayment of notes receivable	14	132
Net cash used in investing activities	(1,863)	(2,996)
Financing activities
Dividends paid	(7,543)	(7,220)
Repayment of short-term debt—Lumo	—	(2,260)
Proceeds from exercise of stock options	18	1,405
Proceeds from revolving line of credit	1,000	—
Repayment of revolving line of credit	(3,514)	—
Purchase of Class B common stock from employees upon vesting of restricted shares	(263)	(315)
Proceeds from loan	1,395	—
Repayment of loan payable	(930)	—
Purchases of Class B common stock	(1,634)	(3,415)
Repayment of notes payable	(25)	(37)
Net cash used in financing activities	(11,496)	(11,842)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	12
Net increase in cash, cash equivalents, and restricted cash	10,676	1,111
Cash, cash equivalents, and restricted cash at beginning of period	38,554	44,197
Cash, cash equivalents, and restricted cash at end of period	$49,230	$45,308

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC ("GRE International" or "GREI"), 100% of Genie Energy Services ("GES") and 97.0% of Genie Oil and Gas, Inc. (“GOGAS”).

GRE owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, "TSE"), Southern Federal Power LLC ("Southern Federal") and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States and Texas.

GRE International holds the Company's interest (which was 77.0% as of September 30, 2020) in Shoreditch Energy Limited, its joint venture that serves retail customers in the United Kingdom ("U.K.") under the name Orbit Energy, its 98.8% interest in venture in Japan, which launched commercial operations in second quarter of 2019, the Company's 92.5% interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland, and its 100% interest in Lumo Energi AB, which was formed in 2019 to serve retail energy customers in Sweden. In October 2020, the Company acquired the remaining 23.0% interest and control in Shoreditch which increased the Company's interest to 100%

          GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States ("U.S.") and manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management.

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

For the three and nine months ended September 30, 2020, the impacts of COVID-19 are evident in several key aspects of the Company's business operations and the corresponding financial impact has been mixed. The Company's customer base is predominantly residential, so the Company has benefited from the increased demand for electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in the second and third quarters of 2020 and resulted in a slight decline in domestic meters served during the third quarter of 2020. Churn for the second and third quarters of 2020 decreased, in part, as the Company's competitors also suspended their face to face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic markets in the third quarter of 2020, facilitating a partial reactivation of the previously curtailed customer acquisition channels.

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

  Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$19,556	$31,242
Restricted cash—short-term	29,104	6,792
Restricted cash—long-term	570	520
Total cash, cash equivalents, and restricted cash	$49,230	$38,554

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19) and Credit Agreement with JPMorgan Chase (see Note 20). Restricted cash—long-term includes Afek’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Natural gas	$1,025	$1,052
Renewable credits	11,354	14,940
Solar Panels:
Finished goods	893	424
Raw materials	142	216
Total solar panels inventory	1,035	640
Totals	$13,414	$16,632
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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be received in a period longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE and GRE International other than Lumo, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of Lumo are capitalized and amortized over eighteen months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract were $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. Total capitalized customer acquisition costs to obtain a contract were $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, customer acquisition costs of $0.6 million and $0.1 million were included in other current assets and other assets, respectively, on the Company's consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2020
Fixed rate	$41,707	$631	$—	$42,338
Variable rate	50,086	2,093	—	52,179
Other	—	—	1,809	1,809
Total	$91,793	$2,724	$1,809	$96,326

Three Months Ended September 30, 2019
Fixed rate	$39,994	$528	$—	$40,522
Variable rate	41,479	2,641	—	44,120
Other	—	—	1,071	1,071
Total	$81,473	$3,169	$1,071	$85,713

Nine Months Ended September 30, 2020
Fixed rate	$99,278	$3,200	$—	$102,478
Variable rate	128,393	20,990	—	149,383
Other	—	—	24,591	24,591
Total	$227,671	$24,190	$24,591	$276,452

Nine Months Ended September 30, 2019
Fixed rate	$88,027	$2,313	$—	$90,340
Variable rate	108,115	24,756	—	132,871
Other	—	—	10,127	10,127
Total	$196,142	$27,069	$10,127	$233,338

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2020
Non-Commercial Channel	$75,214	$1,747	$—	$76,961
Commercial Channel	16,579	977	—	17,556
Other	—	—	1,809	1,809
Total	$91,793	$2,724	$1,809	$96,326

Three Months Ended September 30, 2019
Non-Commercial Channel	$66,092	$2,072	$—	$68,164
Commercial Channel	15,381	1,097	—	16,478
Other	—	—	1,071	1,071
Total	$81,473	$3,169	$1,071	$85,713

Nine Months Ended September 30, 2020
Non-Commercial Channel	$190,970	$20,750	$—	$211,720
Commercial Channel	36,701	3,440	—	40,141
Other	—	—	24,591	24,591
Total	$227,671	$24,190	$24,591	$276,452

Nine Months Ended September 30, 2019
Non-Commercial Channel	$164,183	$22,986	$—	$187,169
Commercial Channel	31,959	4,083	—	36,042
Other	—	—	10,127	10,127
Total	$196,142	$27,069	$10,127	$233,338

Contract Liabilities

Certain revenue contracts in GES include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Contract liability, beginning	$13,426	$1,137
Recognition of revenue included in the beginning of year contract liability	(13,004)	(558)
Additions during the period, net of revenue recognized during the period	611	4,064
Contract liability, end	$1,033	$4,643

The decrease in contract liabilities from January 1, 2020 to September 30, 2020 is primarily related to the shipment of solar panels to a customer during the period.

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

In November 2019, the Company acquired an additional 9.0% interest in Lumo for $0.2 million, increasing its aggregate ownership to 89.0%. In January 2020, Lumo paid off half of the secured loan to GREI through the issuance of additional shares which resulted in GREI's interest in Lumo increasing to 92.5%.

Of the remaining 7.5% noncontrolling interest retained by the sellers, 33.3% vested in January 2020 with the balance subject to restrictions, which will lapse in two installments on the second and third anniversaries of the Lumo Closing Date, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers, as a group, have a one-time option to sell a portion or all of their Lumo interests to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the Lumo Closing Date.

 The Company recorded revenue for Lumo of approximately $3.2 million and $11.4 million in the three and nine months ended September 30, 2020, respectively and approximately $2.6 million and $10.3 million in the three and nine months ended September 30, 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2020
Assets:
Derivative contracts	$461	$121	$—	$582
Liabilities:
Derivative contracts	$543	$—	$—	$543
December 31, 2019
Assets:
Derivative contracts	$5	$322	$—	$327
Liabilities:
Derivative contracts	$1,569	$410	$—	$1,979

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the period ended September 30, 2020 and 2019.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2020 and December 31, 2019, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At September 30, 2020 and December 31, 2019, other assets included notes receivable. At September 30, 2020, the outstanding balance of the sellers of Lumo's one-time put option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable, revolving line of credit and notes payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2020
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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Nine Months Ended September 30,
	2020	2019
Customer A	11%	na

na-less than 10.0% of consolidated revenue in the period

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated trade receivables at September 30, 2020 and December 31, 2019 (no other single customer accounted for 10.0% or greater of our consolidated trade receivable as of September 30, 2020 or December 31, 2019):

	September 30, 2020	December 31, 2019
Customer A	13%	11%

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2020, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2020 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter 2020	134,931	563,030
First quarter 2021	127,092	532,550
Second quarter 2021	—	113,500
Third quarter 2021	36,000	82,400
Fourth quarter 2021	—	72,900
First quarter 2022	—	72,600
Second quarter 2022	—	43,800
Third quarter 2022	—	11,450
Fourth quarter 2022	—	10,400
First quarter 2023	—	10,700
Second quarter 2023	—	2,000
Third quarter 2023	—	150

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2020	December 31, 2019
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$540	$324
Energy contracts and options	Other assets	42	3
Total derivatives not designated or not qualifying as hedging instruments — Assets		$582	$327

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$526	1,909
Energy contracts and options	Other liabilities	17	70
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$543	$1,979

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2020	2019	2020	2019
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(4,764)	$(5,367)	$(23,352)	$(16,197)

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

In the three and nine months ended September 30, 2020, Prism recorded loss from disposal of certain property and equipment classified as assets held for sale of $0.4 million and $0.5 million, respectively, included in the selling, general and administrative expenses in the consolidated statements of operations.

The pending disposition of Prism's assets and liabilities held for sale did not meet the criteria to be reported as a discontinued operation. At September 30, 2020, assets held for sale of $2.4 million and liabilities held for sale of $0.8 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

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

In October 2020, the Company completed the sale of the remaining assets held for sale and the settlement of notes payable to Catskill Hudson Bank (see Note 22—Subsequent Events)

Note 9—Investment in Equity Method Investees

Investment in Shoreditch

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., under the trade name Orbit Energy. In second quarter of 2020, the Company contributed $1.5 million to Shoreditch, which increased GEUK's total contribution to $9.5 million as of September 30, 2020. As of September 30, 2020, the Company owns 77.0% of the outstanding equity of Shoreditch.

Prior to the Company acquiring the remaining 23.0% of Shoreditch, EGC had significant participation rights in the management of Shoreditch that limited GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounted for its ownership interest in Shoreditch using the equity method since GEUK had the ability to exercise significant influence over its operating and financial matters, although it did not control Shoreditch.

  In 2018, the Company extended a $0.2 million loan to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which is secured by EGC’s interest in Shoreditch, bears a fixed annual interest rate of 2.0% and is due, together with the principal amount, on September 17, 2023. As of September 30, 2020, the outstanding balance, including accrued interest, of the EGC Loan was $0.2 million.

At September 30, 2020, the net book value of the Company's investment in Shoreditch was nil. There were no other arrangements, events or circumstances that could expose the Company to additional loss, aside from the balance of EGC Loan discussed above.

On October 8, 2020, the Company acquired the remaining 23.0% interest held by EGC.  Refer to Note 22—Subsequent Events.

Summarized unaudited statements of operations of Shoreditch are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues	$15,079	$6,104	$49,595	$14,809
Operating expenses:
Cost of revenues	14,280	5,915	46,195	14,107
Selling, general and administrative	5,013	3,045	11,709	7,514
Loss from operations	(4,214)	(2,856)	(8,309)	(6,812)
Other	—	—	—	—
Net loss	$(4,214)	$(2,856)	$(8,309)	$(6,812)
Genie’s equity in net loss	$—	$—	$1,502	$1,938

Investment in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting.

Summarized unaudited statements of operations of Atid 613 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues	$248	$774	$2,009	$3,499
Operating expenses	618	1,141	2,479	3,684
Loss from operations	(370)	(367)	(470)	(185)
Other	(10)	(28)	(17)	(47)
Net income	$(380)	(395)	$(487)	$(232)
Genie’s equity in net loss	$143	148	$179	$78

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of September 30, 2020, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million at September 30, 2020), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at September 30, 2020) of such amount. In August 2019, the Company extended NIS 0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. At September 30, 2020, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

At September 30, 2020, the Company’s maximum exposure to loss as a result of its involvement with Atid 613 was the minimal net book value of the investment and $0.2 million of notes receivable, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.
14

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2020 to September 30, 2020:

	GRE	GRE International	GES	Total
	(in thousands)
Balance at January 1, 2020	$9,998	$1,733	$404	$12,135
Cumulative translation adjustment	—	78	—	78
Balance at September 30, 2020	$9,998	$1,811	$404	$12,213

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
September 30, 2020
Patents and trademarks	17.0 years	$3,855	$767	$3,088
Non-compete agreements	3.0 years	35	21	14
Customer relationships	4.5 years	3,093	2,121	972
Licenses	10.0 years	1,224	231	993
Total		$8,207	$3,140	$5,067
December 31, 2019
Trademark	17.1 years	$3,842	$560	$3,282
Non-compete agreement	1.6 years	148	126	22
Customer relationships	3.9 years	6,706	3,941	2,765
Licenses	10.0 years	895	127	768
Total		$11,591	$4,754	$6,837

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.3 million and $1.3 million in the three and nine months ended September 30, 2020, respectively. Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.5 million and $1.5 million in the three and nine months ended September 30, 2019, respectively. The Company estimates that amortization expense of intangible assets will be $0.4 million, $0.5 million, $0.5 million, $0.5 million, $0.5 million and $2.7 million for the remainder of 2020, and for 2021, 2022, 2023, 2024 and thereafter, respectively.

Note 11—Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Renewable energy	$17,437	$13,502
Liability to customers related to promotions and retention incentives	9,263	8,201
Payroll and employee benefit	2,499	2,758
Other accrued expenses	2,137	1,655
Total accrued expenses	$31,336	$26,116

Note12—Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2020 and 2030. The Company has no finance leases.
The Company determine if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheet.
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

	September 30, 2020	December 31, 2019
	(in thousands)
ROU Assets	$1,995	$2,357

Current portion of operating lease liabilities	465	479
Noncurrent portion of operating lease liabilities	1,579	1,917
Total	$2,044	$2,396

At September 30, 2020, the weighted average remaining lease term is 7.7 years and the weighted average discount rate is 7.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$637	$471

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$172

Future lease payments under operating leases as of September 30, 2020 were as follows:

(in thousands)
Remainder of 2020	$154
2021	557
2022	242
2023	221
2024	225
Thereafter	1,305
Total future lease payments	2,704
Less imputed interest	660
Total operating lease liabilities	$2,044

Rental expenses under operating leases were $0.2 million and $0.6 million in the three and nine months ended September 30, 2020, respectively and $0.2 million and $0.7 million in the three and nine months ended September 30, 2019, respectively.
16

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the nine months ended September 30, 2020 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 8, 2020	$0.1594	$370	February 6, 2020	February 15, 2020
April 22, 2020	0.1594	370	May 4, 2020	May 15, 2020
July 16, 2020	0.1594	370	August 6, 2020	August 14, 2020

Class A Common Stock and Class B Common Stock
March 11, 2020	$0.0750	$1,975	March 24, 2020	April 3, 2020
May 5, 2020	0.0850	2,240	May 19, 2020	May 29, 2020
August 3, 2020	0.0850	2,218	August 18, 2020	August 26, 2020

On October 21, 2020, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2020. The dividend will be paid on or about November 16, 2020 to stockholders of record as of the close of business November 6, 2020.

On November 4, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.0850 per share on its Class A common stock and Class B common stock for the third quarter of 2020. The dividend will be paid on or about December 11, 2020 to stockholders of record as of the close of business on December 4, 2020.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended September 30, 2020, the Company acquired 11,738 Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. In the nine months ended September 30, 2020, the Company acquired 224,944 Class B common stock under the stock repurchase program for an aggregate amount of $1.6 million. In the three and nine months ended September 30, 2019, the Company acquired 470,147 Class B common stock under the stock repurchase program for an aggregate amount of $3.4 million.  At September 30, 2020, 5.9 million shares remained available for repurchase under the stock repurchase program.

As of September 30, 2020 and December 31, 2019, there were 1.3 million and 1.0 million, respectively, outstanding shares of Class B common stock held in the Company's treasury, with a cost of $9.6 million and $7.7 million, respectively, at a weighted average cost per share of $7.44 and $7.46, respectively.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then a principal beneficial owner of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of September 30, 2020, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire in June 2023.

Stock-Based Compensation

On May 8, 2019 and June 4, 2020, the Company’s stockholders approved an amendment to the Company’s 2011 Stock Option and Incentive Plan (the "2011 Plan") to reserve an additional 372,000 shares and 300,000 shares, respectively, of the Company’s Class B common stock for issuance thereunder.

On February 11, 2019, the Company issued options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million. These options vest in three equal annual installments beginning on February 11, 2020.

In February 2020, the Company granted certain employees and members of its Board of Directors 305,000 deferred stock, which are subject to vesting in two tranches upon the achievement of a specified thirty-day average closing price of its common stock within specified periods of time ("market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitle the grantee to receive up to two shares of Class B common stock of the Company upon achievement of market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility.

As of September 30, 2020, there were approximately $2.6 million of total unrecognized stock-based compensation costs. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

Note 14—Variable Interest Entity

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(399)	$(238)	$(1,147)	$(304)
Aggregate funding provided by the Company, net	$(932)	$(304)	$(1,454)	$(311)

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$804	$250
Trade accounts receivable	343	586
Prepaid expenses and other current assets	413	381
Other assets	359	359
Total assets	$1,919	$1,576
Liabilities and noncontrolling interests
Current liabilities	$504	$467
Due to IDT Energy	4,052	2,598
Noncontrolling interests	(2,637)	(1,489)
Total liabilities and noncontrolling interests	$1,919	$1,576

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 15—Income Taxes

The following table provided a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reported tax rate	28.0%	28.9%	29.2%	57.0%

The slight decrease in the reported tax rate for three months ended September 30, 2020 compared to the same period in 2019, is a result of changes in the mix of jurisdictions in which the taxable income was earned. The decrease in the reported tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 is a result of higher deductible business losses applied against taxable income in the current period due to jurisdictions of those taxable income and losses.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. For the three and nine months ended September 30, 2020, the CARES Act did not have a significant impact on the consolidated financial statements.

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

Note 16—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,928	26,683	26,107	26,603
Effect of dilutive securities:
Stock options and warrants	711	737	628	744
Non-vested restricted Class B common stock	130	249	104	194
Diluted weighted-average number of shares	26,769	27,669	26,839	27,541

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock options	—	126	126	126
Non-vested deferred stock units	610	—	610	—

Stock options were excluded from the diluted earnings per share computation in the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 because the exercise prices of the stock options were greater that the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Amount IDT charged the Company	$286	$260	$806	$698
Amount the Company charged IDT	$35	$36	$114	$115
Amount Rafael charged the Company	$56	$56	$168	$166

The following table presents the balance of receivables and payables to IDT and Rafael:

	September 30, 2020	December 31, 2019
	(in thousands)
Due to IDT	$162	$434
Due from IDT	$47	$45
Due to Rafael	$—	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was majority-owned  subsidiary of IDT that was spun-off from IDT in June 2016. Howard Jonas is a director and Vice Chairman of the Board of Directors of Zedge. There is minimal amount due from Zedge at September 30, 2020 and December 31, 2019

The Company had notes receivable outstanding from employees of a nominal amount and $0.2 million at September 30, 2020 and December 31, 2019, respectively, which were included in “Other assets” in the accompanying consolidated balance sheet.

From 2012 to 2015, the Company extended a series of loans to an employee with an aggregate principal amount of $0.5 million (“Promissory Notes”). The Promissory Notes bore interest equivalent to a minimum rate, in effect from time to time required by local regulations. The Notes and the related unpaid accrued interest were due on May 1, 2019. On August 31, 2018, the Company entered into a Loan Modification Agreement with the employee to restructure the Promissory Notes with outstanding balance of $0.5 million including $0.1 million of accrued interest. Pursuant to the Loan Modification Agreement, the employee paid the Company $0.4 million and the remaining outstanding balance of $0.1 million of the Promissory Notes and the related accrued interest is to be repaid between December 2020 and December 2052. The Company recorded minimal amounts of interest income for the nine months ended September 30, 2020 and 2019 related to this debt. The outstanding balance, including accrued interest was $0 million as of September 30, 2020.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2019 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of September 30, 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

See Note 9, Investment in Equity Method Investees, for details of notes receivables from Atid 613.

Note 18—Business Segment Information

The Company has 4 reportable business segments: GRE, GRE International, GES and GOGAS. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States. GRE International, operates REPs in Japan, Finland and Sweden and manages the Company's share in operations of Shoreditch in the U.K. GES designs, manufactures and distributes solar panels, and also offers energy brokerage and advisory services. The GOGAS segment is comprised of the Company’s 86.1% interest in Afek, an oil and gas exploration project in the Golan Heights in Northern Israel, whose operations have been suspended. The GOGAS segment also owns inactive oil shale projects and the Company's equity investment in Atid 613. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Three Months Ended September 30, 2020
Revenues	$89,492	$5,830	$1,004	$—	$—	$96,326
Income (loss) from operations	12,333	(1,574)	(719)	(146)	(1,409)	8,485
Equity in the net loss of equity method investees	—	—	—	142	4	146

Three Months Ended September 30, 2019
Revenues	$81,649	$3,039	$1,025	$—	$—	$85,713
Income (loss) from operations	10,856	(1,560)	(798)	(283)	(1,270)	6,945
Equity in net loss of equity method investees	—	—	—	148	90	238

Nine Months Ended September 30, 2020
Revenues	$235,108	$17,820	$23,524	$—	$—	$276,452
Income (loss) from operations	31,306	(4,701)	(1,489)	(541)	(4,147)	20,428
Impairment of assets	—	—	993	—	—	993
Equity in the net loss of equity method investees	—	1,502	—	179	17	1,698

Nine Months Ended September 30, 2019
Revenues	$212,598	$10,751	$9,989	$—	$—	$233,338
Income (loss) from operations	18,941	(4,911)	(1,711)	(828)	(3,989)	7,502
Equity in net the (loss) income of equity method investees	—	1,938	—	78	90	2,106

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	GES	GOGAS	Corporate	Total
Total assets:
September 30, 2020	$116,925	$10,104	$5,538	$10,522	$5,803	$148,892
December 31, 2019	105,937	11,468	19,383	10,873	8,583	156,244

Note 19—Commitments and Contingencies

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. The named plaintiffs filed the suit on behalf of: (1) a putative Cell Phone class consisting of all persons in the U.S. to whom IDT Energy and/or a third party acting on IDT Energy’s behalf allegedly made one or more telemarketing calls promoting IDT Energy’s goods or services to their cellular telephone number through the use of an automatic telephone dialing system or an artificial or prerecorded voice within the four year period preceding the filing of the complaint and (2) a putative Do-Not-Call class consisting of all persons in the U.S. who allegedly received more than one call from IDT Energy and/or some party acting on IDT Energy’s behalf promoting IDT Energy’s goods or services in a 12-month period on their cellular phone or residential telephone line and whose number appears on the National Do-Not-Call registry within the four year period preceding the filing of the complaint. On October 31, 2019, the court granted IDT Energy's motion to bifurcate individual and class claims (staying class discovery) to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the court granted IDT Energy's motion for summary judgement to dismiss one of the named plaintiffs for lack of personal jurisdiction. The remaining named plaintiff filed a motion to compel class discovery which was denied by the Court. On July 14, 2020, IDT Energy filed a motion for summary judgment to dismiss the remaining named plaintiff. IDT Energy denies the allegations in the complaint, which it believes to be meritless and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Resident Energy denies allegations in the complaint and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss if any, estimable as of September 30, 2020. On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss GRE as a named defendant.

In 2018, the Company settled previously filed class actions alleging harm caused by unlawful sales and marketing practices.

On July 23, 2019, the Chapter 7 Trustee of the Aspirity Holdings, LLC bankruptcy filed an adversary complaint against Diversified Trading Company, LLC (f/k/a Kreiger Enterprises, LLC, "Krieger") and its subsidiaries and affiliates in connection with a note payable by Krieger to Aspirity. GRE purchased Retail Energy Holdings, LLC ("REH") which owns the TSE entities (which were subsidiaries of Krieger prior to the purchase) from Krieger in November 2016. One of the several counts in the complaints alleges that as subsidiaries of Kreiger at the time, REH and TSE, together with several other defendants, guaranteed Kreiger's obligations under the note. The Trustee is seeking combined damages of unpaid principal of approximately $16.0 million with unpaid accrued interest. The Company denies all allegations in the complaint and does not believe that REH or the TSE entities are liable for Krieger's obligations to Aspirity. On February 6, 2020, REH and the Trustee agreed to settle the dispute (withdrawal with full releases) in exchange for payment of $0.2 million by REH. On April 6, 2020, the parties signed a settlement agreement which was later approved by the Court. The Company accrued $0.2 million in the fourth quarter of 2019 and paid the settlement amount in June 2020.

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

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting the changes to the New York retail energy market, effective February 14, 2021 ("2020 Order"). The 2020 Order limits the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. For the three and nine months ended September 30, 2020 gross revenue from New York was $14.3 million and $43.2 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe PURA should take further action regarding alleged non-compliance, PURA may request that PRO staff petition PURA setting forth its recommendations citing supporting facts and law. For the three and nine months ended September 30, 2020, Town Square’s gross revenues from sales in Connecticut was $12.0 million and $29.1 million, respectively. As of September 30, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

In December 2019, PURA issued a Proposed Final Decision that would require electric suppliers to return all of their “Hardship Customers” to the local utility company by March 1, 2020. In January 2020, PURA issued a Proposed Final Decision containing new marketing standards for electric suppliers to comply with. The supplier industry has filed opposition to both PURA decisions.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statements of operations. In third quarter of 2019, the Company settled the liability. For the three and nine months ended September 30, 2020, IDT Energy’s gross revenues from sales in Illinois were $2.3 million and $5.8 million, respectively.

Other Reviews or Investigations

From time to time regulators may initiate reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rules, regulations and practices.

The Massachusetts Department of Public Utilities opened an informal review and information requests to determine whether the disproportionate number of low-income customers of Town Square, Residents Energy and several other energy retailers in the industry evidences a pattern of misconduct. In response to the information provided, the Massachusetts Department of Public Utilities has closed its review of Town Square Residents without further action.

On October 25, 2019, the Office of the IL AG notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation which it believes is precluded by the broader settlement with IDT Energy. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of September 30, 2020, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are  in compliance and it should be permitted to continue licensed operations in Maine. Town Square has responded to the request and is cooperating with MUPC's review. As of September 30, 2020, no claims or demands have been made against Town Square by MPUC, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $155.6 million at September 30, 2020, of which $99.5 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2020 are expected to be paid as follows:

(in thousands)
Remainder of 2020	$25,718
2021	69,184
2022	38,753
2023	20,028
2024	1,880
Thereafter	—
Total payments	$155,563

In three months ended September 30, 2020, the Company purchased $23.2 million and $5.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2020, Company purchased $43.1 million and $12.5 million of electricity and renewable energy credit, respectively.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2020, GRE had commitments to purchase renewable energy credits of $56.1 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2020, GRE had aggregate performance bonds of $13.3 million outstanding and unused letters of credit of $2.3 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2020. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2020, the Company was in compliance with such covenants. At September 30, 2020, restricted cash—short-term of $23.9 million and trade accounts receivable of $44.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.8 million at September 30, 2020.

Note 20—Debt

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest mature on November 13, 2020. At September 30, 2020, $1.4 million was outstanding under the May 2020 Loan. At September 30, 2020, the effective interest rate was 3.0%.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage") for a $20.0 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest was payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. At December 31, 2019, $2.5 million was outstanding under the revolving line of credit with an effective interest rate of 6.41% per annum. In April 2020, the revolving line of credit expired and the Company paid the outstanding balance of $3.5 million in exchange for the release and termination of any further obligations and security interest.

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into an amendment of its existing Credit Agreement with JPMorgan Chase Bank ( the “Credit Agreement”) to extend the maturity date of December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, September 30, 2020, JP Morgan Chase Bank issued $2.3 million letters of credit from the Credit Line. As of September 30, 2020, none of the letters of credits were drawn upon. At September 30, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Note 21—Recently Issued Accounting Standards

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

Note 22—Subsequent Event

Acquisition of Minority Interest in Shoreditch

On October 8, 2020, the Company entered into an agreement (the “Purchase Agreement”) with EGC under which GEUK purchased EGC’s remaining interest in Shoreditch, in exchange for a cash payment of £1.3 million (equivalent to $1.7 million on the date of closing) offset by £0.2 million (equivalent to $0.2 million on the date of closing) in amounts owing from EGC to the Company under a loan provided to EGC in 2018 related to EGC’s capital contributions to Shoreditch. Following the transaction, Shoreditch is a wholly-owned subsidiary of GEUK.

Following the transaction, EGC has no rights in the management of Shoreditch and GEUK has complete control over the activities of Shoreditch.

The acquisition of the controlling interest of Shoreditch will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete due to the timing of the acquisition, therefore, the Company is unable to disclose certain information required by ASC 805. The Company will provide preliminary purchase price allocation information in the Company’s Annual Report on Form 10-K for the period ending December 31, 2020.

Sale of Assets Held for Sale

On October 16, 2020, the Company completed the sale of certain property of Prism classified as assets held of sale (see Note 9—Assets and Liabilities Held for Sale) with a carrying value of $2.4 million for net proceeds of $2.6 million. A portion of the net proceeds was used to settle the notes payable of Prism classified as liabilities held for sale at carrying value of $0.9 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (or SEC).

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

For the three and nine months ended September 30, 2020, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated revenues for the three months ended September 30, 2020, compared to the same period in 2019, increased by $10.6 million equivalent to 12.4%. Our consolidated revenues for the nine months ended September 30, 2020, compared to the same period in 2019, increased by $43.1 million equivalent to 18.5%.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and slight a reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the second and third quarter of 2020. Churn for the second and third quarter of 2020 decreased, in part, due to our competitors suspending face to face marketing programs.

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

Beginning the third quarter, specially at GRE, public health restrictions have begun to ease in some of our markets which allow us to resume face-to-face sales and marketing. Looking ahead, we expect to see a modest rebound in meter acquisition, however, any reversal of the easing of restrictions would impact that expected rebound.

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

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern and Midwestern United States and Texas.

GRE International holds the Company's interest (which was 77.0% as of September 30, 2020) in its joint venture that serves retail customers in the United Kingdom ("U.K."), our wholly-owned venture in Japan, its 92.5% interest in Lumo Energia Oyj ("Lumo"), a REP serving residential customers in Finland, and 100% of Lumo Energi AB, which serves retail customers in Sweden. In October 2020, the Company acquired the remaining 23.0% interest and controlling in Shoreditch which increased the Company's interest to 100%

GES holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S., manages our 60.0% controlling interest in Prism and 100% interest in Genie Solar Energy. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management. Genie Solar Energy sells rooftop solar system to commercial and industrial clients.

We also operate (and own 97.0% of the equity of GOGAS, an oil and gas exploration company and owns a minority interest in a contracted drilling services company ("Atid 613"). GOGAS’ four exploration projects are inactive. GOGAS holds 86.1% interest in Afek Oil and Gas ("Afek"), an oil and gas exploration project in the Golan Heights in Northern Israel. GOGAS also holds a 37.5% interest in a contracted drilling services company in Israel ("Atid 613").

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 92.9% and 95.3% of our consolidated revenues in the three months ended September 30, 2020 and 2019, respectively, and 85.0% and 91.1% in the nine months ended September 30, 2020 and 2019, respectively.

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

 Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2020 the associated cost was approximately 1.2% of GRE's revenue. In both the three and nine months ended September 30, 2019 the associated cost was approximately 1.1% of GRE's revenue. At September 30, 2020, 85.8% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On October 5, 2018, two named plaintiffs filed a putative class action complaint against IDT Energy alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. in connection with its telemarketing practices.  IDT Energy denies the allegations in the complaint, which it believes to be meritless and is vigorously defending this action. On October 31, 2019, the court granted IDT Energy’s motion to bifurcate individual and class claims (staying class discovery) to expedite discovery and dispositive motions related to the named plaintiffs. On January 9, 2020, the Court granted IDT Energy’s motion for summary judgment to dismiss one of the named plaintiffs for lack of personal jurisdiction. The remaining named plaintiff filed a motion to compel class discovery which was denied by the Court. On July 14, 2020, IDT Energy filed a motion for summary judgment to dismiss the remaining named plaintiff. Based upon the Company’s assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of loss, if any, estimable as of September 30, 2020.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Residents Energy denies allegations in the complaint which it to be meritless and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss, nor is the amount of loss if any, estimable as of September 30, 2020. On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss GRE as a named defendant.

See Note 19, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Notes 19, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting changes to the New York retail energy market, effective February 14, 2021 (“2020 Order”). The 2020 Order limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Order. As of September 30, 2020, New York represented 20.6% of GRE’s total meters served and 15.6% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and  nine months ended September 30, 2020, New York gross revenues were $14.3 million and $43.2 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe PURA should take further action regarding alleged non-compliance, PURA requests that PRO staff petition PURA setting forth its recommendations citing supporting facts and law. As of September 30, 2020, Town Square’s Connecticut customer base represented 13.0% of GRE’s total meters served and 14.3% of the total RCEs of GRE’s customer base. For three and nine months ended September 30, 2020, Town Square’s gross revenues from sales in Connecticut were $12.0 million and $29.1 million, respectively. As of September 30, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to assess the amount of any possible loss.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statements of operations. In third quarter of 2019, the Company settled the liability. As of September 30, 2020, IDT Energy in Illinois represented 2.7% of GRE’s total meters served and 1.3% of the total RCEs of GRE’s customer base. For the nine months ended September 30, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $2.3 million and $5.8 million, respectively.

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

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 21—Recently Issued Accounting Standards, to the current period’s consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues:
Electricity	$86,200	$78,480	$7,720	9.8%	$210,350	$185,529	$24,821	13.4%
Natural gas	2,724	3,169	(445)	(14.0)	24,190	27,069	(2,879)	(10.6)
Others	568	—	568	nm	568	—	568	nm
Total revenues	89,492	81,649	7,843	9.6	235,108	212,598	22,510	10.6
Cost of revenues	63,559	55,953	7,606	13.6	164,521	153,980	10,541	6.8
Gross profit	25,933	25,696	237	0.9	70,587	58,618	11,969	20.4
Selling, general and administrative expenses	13,600	14,840	(1,240)	(8.4)	39,281	39,677	(396)	(1.0)
Income from operations	$12,333	$10,856	$1,477	(13.6)%	$31,306	$18,941	$12,365	65.3%

nm—not meaningful

Revenues. Electricity revenues increased by 9.8% in three months ended September 30, 2020 compared to the same period in 2019. The increase is due to an increase in electricity consumption partially offset by a decrease in the average rate per kilowatt hour sold in the three months ended September 30, 2020 compared to the same period in 2019. Electricity consumption by GRE’s REPs' customers increased by 17.8% in the three months ended September 30, 2020, compared to the same period in 2019. The increase in electricity consumption reflected a 20.3% increase in average consumption per meter partially offset by a 2.1% decrease in average number of meters served. The increase in per meter consumption reflects a sustained focus on the acquisition of higher consumption meters, warmer weather in the 2020 period compared to 2019 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders. The average rate per kilowatt hour sold decreased 6.8% in the three months ended September 30, 2020 compared to the same period in 2019.

Electricity revenues increased by 13.4% in nine months ended September 30, 2020 compared to the same period in 2019. The increase is due to an increase in electricity consumption partially offset by a decrease in the average rate per kilowatt hour sold in the nine months ended September 30, 2020 compared to the same period in 2019. Electricity consumption by GRE’s REPs' customers increased 22.1% in the nine months ended September 30, 2020, compared to the same period in 2019. The increase in electricity consumption reflected an increase in the average number of meters served which increased by 7.1% and in the average consumption per meter which increased by 14.0% in the nine months ended September 30, 2020 compared to the same period in 2019. The average rate per kilowatt hour sold decreased 7.1% in the nine months ended September 30, 2020 compared to the same period in 2019.

GRE’s natural gas revenues decreased by 14.0% in the three months ended September 30, 2020 compared to the same period in 2019.  Natural gas consumption by GRE’s REPs’ customers decreased by 5.0% in the three months ended September 30, 2020 compared to the same period in 2019 reflecting a 10.2% decrease in average meters served in the three months ended September 30, 2020 compared to the same period in 2019 partially offset by 5.8% increase in average consumption per meter in the three months ended September 30, 2020 compared to the same period in 2019. The decrease is also due to a decrease in average rate per therm sold which decreased by 9.5% in the three months ended September 30, 2020, compared to the same period in 2019.

GRE’s natural gas revenues decreased in the nine months ended September 30, 2020 compared to the same period in 2019.  The decrease is due to decreases in natural gas consumption by GRE's REPs' customers and average rate per therm sold in the nine months ended September 30, 2020, compared to the same period in 2019. Natural gas consumption by GRE’s REPs’ customers decreased 4.2% in the nine months ended September 30, 2020 compared to the same period in 2019 reflecting a 2.7% decrease in average consumption per meter in the nine months ended September 30, 2020 compared to the same period in 2019 and a decrease of 1.5% in average meters served in the nine months ended September 30, 2020 compared to the same period in 2019. Average rate per therm sold decreased by 6.7% in the nine months ended September 30, 2020, compared to the same period in 2019.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Meters at end of quarter:
Electricity customers	309	310	313	297	314
Natural gas customers	67	64	71	73	74
Total meters	376	374	384	370	388

Gross meter acquisitions in three months ended September 30, 2020, were 44,000 compared to 76,000 for the same period in 2019.  Gross meter acquisitions in the nine months ended September 30, 2020, were 154,000 compared to 252,000 for the same period in 2019. The decreases reflect reduced sales activity in the second quarter of 2020 as a result of COVID-19 related public health restrictions on certain sales channels. Gross meter acquisition in the nine months ended September 30, 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters.

Meters served increased by 2,000 or 0.5% from June 30, 2020 to September 30, 2020. Meters served decreased by 6,000 or 2.1% from December 31, 2019 to September 30, 2020. In three months ended September 30, 2020, average monthly churn decreased to 3.7% compared to 5.3% for same period in 2019. In nine months ended September 30, 2020, average monthly churn decreased to 4.1% compared to 5.0% for the same period in 2019. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography as well as continuing increase in the ratio of fixed rate to variable rate customers, where fixed rate customers generally have lower rates of churn. The reduction in churn also reflects decreased sales activity by competitors as a result of COVID-19 related restrictions.

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

(in thousands)	September 30, 2020	June 30, 2020	March 31, 2019	December 31, 2019	September 30, 2019
RCEs at end of quarter:
Electricity customers	294	288	272	248	266
Natural gas customers	56	55	58	61	61
Total RCEs	350	343	330	309	327

RCEs increased 7.0% at September 30, 2020 compared to September 30, 2019 reflecting our recent focus on adding higher consumption meters, warmer than average weather in 2020 and COVID-19 driven shift to work-from-home.

Other revenue in the three and nine months ended September 30, 2020 included commission from selling third-party products to customers.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenues:
Electricity	$61,467	$53,989	$7,478	13.9%	$150,720	$135,898	$14,822	10.9%
Natural gas	1,655	1,964	(309)	(15.7)	13,364	18,082	(4,718)	(26.1)
Others	437	—	437	nm	437	—	437	nm
Total cost of revenues	$63,559	$55,953	$7,606	13.6%	$164,521	$153,980	$10,541	6.8%

	Three months ended September 30			Nine months ended September 30,
(amounts in thousands)	2020	2019	Change	2020	2019	Change
Gross margin percentage:
Electricity	28.7%	31.2%	(2.5)%	28.3%	26.8%	1.6%
Natural gas	39.2	38.0	1.2	44.8	33.2	11.6
Others	23.1	—	23.1	23.1	—	23.1
Total gross margin percentage	29.0%	31.5%	(2.5)%	30.0%	27.6%	2.5%

nm—not meaningful

Cost of revenues for electricity increased in the three months ended September 30, 2020 compared to the same period in 2019 primarily because of an increase in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 3.4% in the three months ended September 30, 2020 compared to the same period in 2019. Gross margin on electricity sales decreased in the three months ended September 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased more than the decrease in the average unit cost of electricity.

Cost of revenues for electricity increased in the nine months ended September 30, 2020 compared to the same period in 2019 primarily because of an increase in electricity consumption by GRE’s REPs’ customers partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity decreased 9.2% in the nine months ended September 30, 2020 compared to the same period in 2019. Gross margin on electricity sales increased in the nine months ended September 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended September 30, 2020 compared to the same period in 2019 primarily because of a decrease in the average unit cost of natural gas partially offset by increase in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 11.3% in the three months ended September 30, 2020 compared to the same period in 2019. Gross margin on natural gas sales decreased in the three months ended September 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased more than the decrease in the average unit cost of natural gas.

Cost of revenues for natural gas decreased in the nine months ended September 30, 2020 compared to the same period in 2019 primarily because of decreases in both natural gas consumption of GRE's REP's customers and the average unit cost of natural gas and natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 23.0% in the nine months ended September 30, 2020 compared to the same period in 2019. Gross margin on natural gas sales increased in the nine months ended September 30, 2020 compared to the same period in 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to decreases in both marketing and customer acquisition costs and employee-related costs partially offset by increase in provision for doubtful accounts and costs related to POR programs. Marketing and customer acquisition expenses decreased by $1.8 million in the three months ended September 30, 2020, compared to the same period in 2019 due to reduced pace of customer acquisition activities related to COVID-19 related public health restrictions. Employee-related expenses slightly decreased by $0.1 million in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a reduction in the number of employees. Provision for doubtful accounts and costs related to POR programs increased by $1.0 million in three months ended September 30, 2020 compared to the same period in 2019 as a result of entrance to non-POR markets (which led to an increase in the provision for doubtful accounts) and increase in revenue. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 18.2% in the three months ended September 30, 2019 to 15.2% in the three months ended September 30, 2020.

The slight decrease in selling, general and administrative expense in the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in marketing and customer acquisition costs partially offset by increases in employee-related costs, provision for doubtful accounts expense and costs related to POR programs. Marketing and customer acquisition expenses decreased by $2.8 million in the nine months ended September 30, 2020, compared to the same period in 2019. Employee-related expenses increased by $0.3 million in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in accrued bonuses resulting from improved results of operations. Provision for doubtful accounts and costs related to POR programs increased by $2.2 million in the nine months ended September 30, 2020 compared to the same period in 2019. As a percentage of GRE’s total revenues, selling, general and administrative expense slightly decreased from 18.7% in the nine months ended September 30, 2019 to 16.7% in the nine months ended September 30, 2020.

GRE International Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$5,830	$3,039	$2,791	91.8%	$17,820	$10,751	$7,069	65.8%
Cost of revenue	4,741	2,643	2,098	79.4	15,105	10,134	4,971	49.1
Gross profit	1,089	396	693	175.0	2,715	617	2,098	340.0
Selling, general and administrative expenses	2,663	1,955	708	36.2	7,416	5,528	1,888	34.2
Loss from operations	$(1,574)	$(1,559)	$15	1.0%	$(4,701)	$(4,911)	$(210)	(4.3)%
Equity in net loss of Shoreditch	$—	$867	$(867)	(100.0)%	$1,502	$1,938	$(436)	(22.5)%

GRE International holds our stakes in REPs outside of North America. These businesses currently include our stake in Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, and our controlling stake in Lumo, which operates in certain portions of Scandinavia. In the second quarter of 2020, we started commercial operations in Sweden through a wholly owned entity.

Prior to our acquisition of the remaining 23.0% of Shoreditch, we accounted for our 77.0% interest in Shoreditch under the equity method of accounting. Under this method, we recorded our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred were not reflected in our consolidated revenue and expenses. In October 2020, we acquired the remaining 23.0% controlling interest in Shoreditch which increased our interest to 100%.

Meters served by GRE International's REPs, including Shoreditch, increased to 182,000 at September 30, 2020 from 161,000 at June 30, 2020 primarily as a result of the growth in Shoreditch's and Lumo's customer bases. Meters served by GRE International's REPs, including Shoreditch, increased by 55,000 or 43.3% from December 31, 2019 to September 30, 2020, primarily as a result of growth in Shoreditch's and Lumo's customer bases. The Company also started the commercial operations of Genie Japan in second quarter of 2019.

RCEs at September 30, 2020, including Shoreditch, increased to 92,000 from 79,000 at June 30, 2020 primarily from the increase in meters served as discussed above. RCEs at September 30, 2020 increased by 27,000 or 41.5% from December 31, 2019 to September 30, 2020, primarily as a result of growth in Shoreditch, Japan and Lumo.

Revenue and Cost of Revenue. GRE International's revenues and cost of revenue increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily because of the start of commercial operations of Genie Japan in second quarter of 2019 and the increase in meters served at Lumo. In the second quarter of 2020, our wholly-owned subsidiary, Lumo Energi AB, began its commercial operations serving customers in Sweden.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2020 compared to the same periods in 2019 is primarily due to continued growth of operations at Lumo and Genie Japan and the start of commercial operation in Sweden in the second quarter of 2020. Marketing and customer acquisition-related expenses increased related to the increase in number of meters acquired. The number of employees also increase in 2020 as a result of the expansion of operations.

Equity in net loss of joint venture. We accounted for our ownership interest in Shoreditch using the equity method since we had the ability to exercise significant influence over Shoreditch's operating and financial matters, although we did not control Shoreditch. In second quarter of 2020, the book value of our investment in Shoreditch was reduced to nil as a result of our share in accumulated losses of Shoreditch. We did not recognize any share in net losses of Shoreditch for the three months ended September 30, 2020. For the nine months ended September 30, 2020 we recognized $1.5 million share in net losses of Shoreditch equivalent to the total capital contributed during that period. The Company's share in Shoreditch’s net loss for the three and nine months ended September 30, 2019 were $0.8 million and $1.9 million, respectively. In October 2020, we acquired the remaining 23.0% interest and controlling interest in Shoreditch which increased our interest to 100%

GES Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$1,004	$1,025	$(21)	(2.0)%	$23,524	$9,989	$13,535	135.5%
Cost of revenue	709	763	(54)	(7.1)	21,117	8,303	12,814	154.3
Gross profit	295	262	33	12.6	2,407	1,686	721	42.8
Selling, general and administrative expenses	1,014	1,060	(46)	(4.3)	2,903	3,397	(494)	(14.5)
Impairment of assets	—	—	—	nm	993	—	993	nm
Loss from operations	$(719)	$(798)	$(79)	(9.9)%	$(1,489)	$(1,711)	$(222)	(13.0)%

nm—not meaningful

Revenue. GES' revenues decreased in the three months ended September 30, 2020 compared to the same period in 2019. The decrease in revenues was the result of the discontinuance of a relationship with a customer in the second quarter of 2020. GES' revenues increased in the nine months ended September 30, 2020 compared to the same period in 2019. The increase in revenues was the result of the delivery of a large number of orders at Prism particularly in the first quarter of 2020. Revenues from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenue decreased in the three months ended September 30, 2020 compared to the same period in 2019. The decrease in cost revenues was consistent with the decrease in revenues for the period. Cost of revenues increased in the nine months ended September 30, 2020 compared to the same periods in 2019 primarily as a result of the significant increase in deliveries of solar panels. Cost of revenues in the three and nine months ended September 30, 2020 also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily because of the streamlining of operations of Prism in first quarter of 2020.

In March 2020, we initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land and building and improvements and will be settled from the proceeds of the sale of the property. At September 30, 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the first quarter of 2020, the Company recorded a $0.2 million write-down to fair value of certain property and equipment.

In second quarter of 2020, Prism renegotiated a contract with a customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operation.

In the three and nine months ended September 30, 2020, Prism recorded loss from disposal of certain property and equipment classified as assets held for sale of $0.4 million and $0.5 million, respectively, included in the selling, general and administrative expenses in the consolidated statements of operations.

We are currently exploring options to reduce overhead at Prism due to changes in market conditions.

At September 30, 2020, assets held of sale of $2.4 million and liabilities held for sale of $0.8 million were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

On October 16, 2020, Prism completed the sale of certain property of Prism classified as assets held of sale with a carrying value of $2.4 million for net proceeds of $2.6 million. A portion of the net proceeds was used to settle the notes payable of Prism classified as liabilities held for sale at carrying value of $0.9 million

Genie Oil and Gas Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$—	$—	$—	nm %	$—	$—	$—	nm	%

General and administrative	146	283	(137)	(48.4)	541	828	(287)	(34.7)
Loss from operations	$146	$283	$(137)	(48.4)%	$541	$828	$(287)	(34.7)%
Equity in net loss of Atid 613	$142	$148	$(6)	(4.1)%	$179	$78	$101	129.5

nm—not meaningful

General and Administrative. General and administrative expense decreased in the three and nine months ended September 30, 2020 compared to the same periods in 2020 because of decrease in payroll and related expenses and consulting fees.

Exploration. In 2017, we suspended drilling operations at Afek. Subsequent analysis indicates that a zone within the well contains evidence of hydrocarbons at levels sufficient to warrant additional testing. Accordingly, Afek requested and received a renewal of its exploratory license from the Ministry of Energy for the Northern portion of its former license area. We initiated the final well test in the second half of October 2020.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative expenses and loss from operations	$1,409	$1,270	$139	10.9%	$4,147	$3,989	$158	4.0%

Corporate general and administrative expenses increased in three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily because of an increase in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense was flat in the three months ended September 30, 2019 compared to the three months ended September 30, 2020 and decreased from 1.7% in the nine months ended September 30, 2019 to 1.5% in the nine months ended September 30, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.4 million and $0.3 million in the three months ended September 30, 2020 and 2019, respectively and $1.3 million and $1.1 million in the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.6 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2020	2019	$	%	2020	2019	$	%
Income from operations	$8,485	$6,945	$1,540	(22.2)%	$20,428	$7,502	$12,926	172.3%
Interest income	21	163	(142)	(87.1)	164	445	(281)	(63.1)
Interest expense	(48)	(161)	113	(70.2)	(223)	(479)	256	(53.4)
Equity in net loss in equity method investees	(146)	(238)	92	(38.7)	(1,698)	(2,106)	408	(19.4)
Other income (loss), net	291	(85)	376	(442.4)	390	147	243	165.3
Provision for benefit from income taxes	(2,406)	(1,916)	(490)	25.6	(5,563)	(3,142)	(2,421)	77.1
Net income	6,197	4,708	1,489	(31.6)	13,498	2,367	11,131	(470.3)
Net loss attributable to noncontrolling interests	531	539	(8)	(1.5)	1,026	1,484	(458)	(30.9)
Net income attributable to Genie	$6,728	$5,247	$1,481	(28.2)%	$14,524	$3,851	$10,673	(277.2)

Other Income (Expense), net.  Other income, net in the three months ended September 30, 2020 consisted primarily of gain from the settlement of accounts payables Prism and of foreign currency transaction. Increase in other income, net in the nine months ended September 30, 2020 compared to the same period in 2019 is primarily due to the gains on settlement of accounts payable of Prism and deconsolidation of a subsidiary.

Provision for Income Taxes. The slight increase in the reported tax rate for the three months ended September 30, 2020 compared to the same period in 2019, is a result of changes in the mix of jurisdiction in which taxable income was earned. The decrease in reported tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 is a result of higher deductible business losses applied against taxable income in the current period due to jurisdictions of those taxable income and losses.

Net Income Attributable to Noncontrolling Interests. The change in the net loss attributable to noncontrolling interests in the three months ended September 30, 2020 compared to the similar period in 2019 was primarily due to the decrease in the share of noncontrolling interest in net losses of Prism and Afek offset by an increase in our share in net loss of noncontrolling interest related to CCE.

The change in the net loss attributable to noncontrolling interests in the nine months ended September 30, 2020 compared to the similar periods in 2019 was primarily due to the share of noncontrolling interest from deconsolidation of non-operating subsidiaries and a decrease in net losses of Lumo, Prism and Afek offset by an increase in share in net loss of noncontrolling interest related to CCE.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $19.6 million balance of unrestricted cash and cash equivalents that we held at September 30, 2020 will be sufficient to meet our currently anticipated cash requirements for at least the period from October 1, 2020 to November 6, 2021.

At September 30, 2020, we had working capital (current assets less current liabilities) of $54.9 million.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$24,038	$15,937
Investing activities	(1,863)	(2,996)
Financing activities	(11,496)	(11,842)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	12
Increase in cash, cash equivalents, and restricted cash	$10,676	$1,111

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities was $24.0 million compared to net cash provided by operating activities of $15.9 million in the nine months ended September 30, 2020 and 2019, respectively. Net income after non-cash adjustments increased cash flows by $16.7 million for the nine months ended September 30, 2020, compared to the same period in 2019. The increase in operating cash flows is primarily the result of favorable results of operations in nine months ended September 30, 2020 compared to the same period in 2019.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $10.9 million for the nine months ended September 30, 2020, compared to the same period in 2019. Changes in other assets increased cash flows by $2.3 million for the nine months ended September 30, 2020, compared to the same period in 2019.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2020, we were in compliance with such covenants. At September 30, 2020, restricted cash—short-term of $23.9 million and trade accounts receivable of $44.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.8 million at September 30, 2020.

We had purchase commitments of $155.6 million at September 30, 2020, of which $99.5 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.1 million in the nine months ended September 30, 2020 compared to $0.3 million in the nine months ended September 30, 2019. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2020 will be approximately $0.2 million.

We received a minimal amount and $0.1 million from an employee for the repayment of notes receivable in the nine months ended September 30, 2020 and 2019, respectively.

On January 2, 2019, we completed the purchase of an 80.0% controlling interest in Lumo. We paid the sellers a total of €1.6 million (equivalent to $1.9 million at that time). The Company contributed €1.3 million (equivalent to $1.5 million at that time) as a capital loan to fund Lumo's working capital requirements. We also provided Lumo with a secured loan for €2.0 million (equivalent to $2.3 million at that time) to pay off and replace its remaining debt. In November 2019 and January 2020, we acquired additional 9.0% and 3.5% interest in Lumo, respectively, increasing our total interest to 92.5%

The remaining 7.5% noncontrolling interest retained by the sellers is subject to restrictions, which will lapse in two installments on the second and third anniversaries of the Lumo Closing Date, subject to employment and service conditions. The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers of Lumo, as a group, have a one-time option to sell a portion or all of their Lumo interest to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the closing date of the acquisition.

In the nine months ended September 30, 2020 and 2019, we contributed $2.7 million and $1.3 million, respectively, to Shoreditch, which increased our total contribution to $8.0 million as of September 30, 2020. The Company owned 77.0% of the equity of Shoreditch as of September 30, 2020.

On October 8, 2020, we entered into an agreement (the “Purchase Agreement”) with Energy Global Pty Ltd ("EGC") under which we purchased EGC’s remaining interest in Shoreditch, in exchange for a cash payment of £1.3 million, (equivalent to $1.7 million on the date of closing) offset by £0.2 million (equivalent to $0.2 million on the date of closing) in amounts owing from EGC to the Company under a loan provided to EGC in 2018 related to EGC’s capital contributions to Shoreditch. Following the transaction, Shoreditch is our wholly-owned subsidiary.

Following the transaction, EGC has no rights in management of Shoreditch and GEUK has complete control over the activities of Shoreditch.

 Financing Activities

In each of the nine months ended September 30, 2020 and 2019, we paid aggregate quarterly Base Dividends of $0.4782 per share, $1.1 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On October 21, 2020, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share on our Preferred Stock. The dividend will be paid on or about November 16, 2020 to stockholders of record as of the close of business on November 6, 2020.

In the nine months ended September 30, 2020 and 2019, we paid aggregate quarterly dividends of $0.245 per share and $0.225 per share, respectively, to stockholders of our Class A common stock and Class B common stock. The Company paid $6.4 million and $6.1 million in aggregate dividends on our common stock for the nine months ended September 30, 2020 and 2019, respectively. In the second quarter of 2020, we increased the quarterly dividends from $0.075 to $0.085 per share on our Class A common stock and Class B common stock. On November 4, 2020, our Board of Directors declared a quarterly dividend of $0.085 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about December 11, 2020 to stockholders of record as of the close of business on December 4, 2020.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In nine months ended September 30, 2020, the Company acquired 213,206 shares of Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. In the nine months ended September 30, 2019, the Company acquired 470,147 shares of Class B common stock under the stock repurchase program for an aggregate amount of $3.4 million. At September 30, 2020, 5.9 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a  ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest mature on November 13, 2020. At September 30, 2020, $1.4 million was outstanding under the May 2020 Loan. At September 30, 2020, the effective interest rate was 3.0%.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. The borrowers are required to comply with various affirmative and negative covenants, including maintaining a target tangible net worth during the term of the credit agreement. At September 30, 2020, we were in compliance with such covenants. In April 2020, the revolving line of credit expired and the Company paid outstanding balance of $3.5 million.

On December 5, 2019, we entered into an amendment of its existing Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of September 30, 2020, JP Morgan Chase Bank issued $2.3 million letter of credit from the Credit Line. As of September 30, 2020, none of the letters of credits were drawn upon. At September 30, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In December 11, 2019, the Company refinanced the 5.95% notes payable from Catskill Hudson Bank that was due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 will be payable in equal monthly installments for period of ten years starting January 2020. The outstanding principal amount incurs fixed interest at 4.75% per annum. The notes payable are secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale as described above. At September 30, 2020, the outstanding balance of liabilities held for sale was $0.9 million.

In the nine months ended September 30, 2020, we received minimal amount from the exercise of stock option for which we issued 2,533 shares of Class B common stock. In the nine months ended September 30, 2019, we received proceeds of $1.4 million from the exercise of stock options for which we issued 205,350 shares of our Class B common stock.

In the nine months ended September 30, 2020, we paid $0.3 million to purchase 32,907 shares of our Class B common stock, and, in the nine months ended September 30, 2019, we paid $0.3 million to repurchase 28,004 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were purchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2020, the Company had outstanding aggregate performance bonds of $13.3 million and $2.3 million of unused letters of credit.

Item 3            Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2020 had remained the same as in the three months ended September 30, 2019, our gross profit from electricity sales would have increased by $4.1 million and our gross profit from natural gas sales would have increased by $0.1million in the three months ended September 30, 2020. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2020 had remained the same as in the nine months ended September 30, 2019, our gross profit from electricity sales would have increased by $3.9 million and our gross profit from natural gas sales would have decreased by $2.2 million in the nine months ended September 30, 2020.

Hypothetically, for our GRE International segment, if our gross profit per unit in the three months ended September 30, 2020 had remained the same as in the three months ended September 30, 2019, our gross profit from electricity sales would have decreased by $0.3 million in the three months ended September 30, 2020. Hypothetically, for our GRE International segment, if our gross profit per unit in the nine months ended September 30, 2020 had remained the same as in the nine months ended September 30, 2019, our gross profit from electricity sales would have decreased by $2.4 million in the nine months ended September 30, 2020.

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

Item 4            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, have not materially changed except the following:

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

For the three and nine months ended September 30, 2020, the impacts of COVID-19 on our operations and financial results have been mixed. Our consolidated revenues for the three months ended September 30, 2020, compared to the same period in 2019, increased by $10.6 million equivalent to 12.4%. Our consolidated revenues for the nine months ended September 30, 2020, compared to the same period in 2019, increased by $43.1 million equivalent to 18.5%. At September 30, 2020, global total meters served increased to 558,000 and RCEs increased to 442,000 (including Shoreditch) representing increases of 15% and 13% respectively, compared to September 30, 2019. U.S. domestic meters served decreased to 376,000 representing a 3.1% decrease and RCE increased to 350,000 representing a 7.0% increase compared to September 30, 2019 levels.

We benefited from the increased demand for electricity when residential customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a slight reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the second quarter of 2020. Churn for the second quarter of 2020 decreased as our competitors suspended their face to face marketing programs.

Much of the World has recently experienced a surge in new COVID-19 cases and the impact of that increase and public health measures that may be instituted or reinstituted are difficult to predict. If the COVID-19 pandemic continues for a prolonged period, or impact the territories we serve more significantly than it has today, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2020:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2020	9,391		$7.34	9,391	5,942,303
August 1–31, 2020	32,907	(2)	8.12	—	5,942,303
September 1–30, 2020	2,347		8.05	2,347	5,939,956
Total	44,645		$7.95	11,738

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)

Refers to Class  B Common stock that were tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Energy Ltd.

November 6, 2020	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 6, 2020	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

