Form 10-K
period 2020-12-31
Genie Energy Ltd.
filed 2021-03-16
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020,

or

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

(973) 438-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $.01 per share	GNE	New York Stock Exchange
Series 2012-A Preferred stock, par value $.01 per share	GNE-PRA	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.36 per share, as reported on the New York Stock Exchange, was approximately $126.9 million.

As of March 12, 2021, the registrant had outstanding 24,786,062 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 1,319,876 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 12, 2021, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is a global provider of energy services that, through various subsidiaries and other ventures, supplies electricity, and natural gas to residential and small business customers in certain portions of the United States, Europe and Asia. Additionally, through its Genie Energy Services division, the Company provides commercial and industrial brokerage, commercial solar consultative services, design, supply and installation and community solar marketing services.

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation ("GEIC"), which owns 100% of Genie Retail Energy ("GRE"), 100% of Genie Retail Energy International LLC ("GREI"), 100% of Genie Energy Services ("GES") and 97% of Genie Oil and Gas, Inc. ("GOGAS").

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Inc. ("IDT Energy"), Residents Energy, LLC ("Residents Energy"), Town Square Energy, LLC and Town Square Energy East, LLC ("collectively, "TSE"), Southern Federal Power ("SFP") and Mirabito Natural Gas, ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business customers. The majority of GRE's customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies only natural gas to commercial customers in Florida.

GREI holds the Company's REPs that serves retail customers in the United Kingdom under the name Orbit Energy and in Japan ("Genie Japan"). It holds a 92.5% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and 100.0% of Lumo Energi AB ("Lumo Sweden"), which serves retail customers in Sweden.

GES holds a 100% interest in Diversegy LLC (Diversegy), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States and manages our 60.0% controlling interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in solar project marketing, solar solutions consultation, installation design and project management services.

GOGAS has concluded its oil and gas exploration operations and is winding down its remaining operations. In December 2020, Afek Oil & Gas Ltd. ("Afek"), a subsidiary which had been operating an oil and gas exploration project in the Golan Heights in Northern Israel, completed the final tests on one of its completed exploratory wells. Analysis of the tests' results found no traces of light oil resources suitable for commercial development. As a result, Afek ceased its exploratory operations.

CORONAVIRUS DISEASE (COVID-19)

Starting in the first quarter of 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2020, the impacts of COVID-19 were evident in several key aspect of our business operations and the corresponding financial impact has been mixed. Our customers are predominantly residential, so we benefited from the increased demand for electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail energy providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in 2020 and limited growth in domestic meters served. Churn in 2020 decreased in part, as our competitors also suspended their face-face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic market in the third quarter of 2020, facilitating a partial reactivation of the previously curtailed customer acquisition channels.

REPORTABLE SEGMENTS

In December 2020, we revised our reportable segments in connection with the conclusion of our final exploration activities of GOGAS, as discussed above. The assets, liabilities, results of operations and cash flows related to the activities of GOGAS were aggregated with corporate for all periods presented.

The change in reportable segments did not result in a reallocation of the Company's existing goodwill.

We now have three reportable business segments: GRE, GRE International and GES. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in “Note 18 — Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

In July 2017, through a joint venture with Energy Global Investments Pty Ltd. GRE launched Shoreditch to market electricity and natural gas service to residential and small business customers in the U.K.

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

In January 2019, GRE acquired an 80.0% interest in Lumo Finland, a provider of electricity to residential customers in Finland with approximately 32,000 residential customers in Finland.

RECENT DEVELOPMENTS

In January 2020, GREI increased its interest in Lumo Finland to 92.5%.

In April 2020, the Company acquired a license to sell natural gas to customers in the State of Georgia.

In second quarter of 2020, our Lumo Sweden subsidiary began enrolling customers.

In October 2020, the Company completed the sale of certain assets of Prism located in Highland, New York.

In October 2020, the Company acquired the remaining 23.0% interest in Shoreditch, its REP business operating in the U.K. as Orbit Energy, which increased the Company's interest to 100%.

In December 2020, Afek completed the final planned testing on one of its completed exploratory wells. After finding no traces of light oil, Afek began to shut down its operations.

In January and February of 2021, the Company experienced unprecedented price volatility in the Japanese and Texas markets. These events are expected to have an estimated adverse impact on our first quarter of 2021 consolidated results of operations of $2.5 million in Japan and $12.8 million to $14.0 million in Texas.

DIVIDENDS

We pay a quarterly dividend on both of our common and preferred stock. The aggregate dividends paid in the year ended December 31, 2020 on our Class A and Class B common stock (the “Common Stock”) was $8.7 million, as follows:

●	On April 3, 2020, we paid a quarterly dividend of $0.075 per share on our Common Stock for the fourth quarter of 2019 to stockholders of record at the close of business on March 24, 2020.

●	On May 29, 2020, we paid a quarterly dividend of $0.085 per share on our Common Stock for the first quarter of 2020 to stockholders of record at the close of business on May 19, 2020.

●	On August 26, 2020, we paid a quarterly dividend of $0.085 per share on our Common Stock for the second quarter of 2020 to stockholders of record at the close of business on August 18, 2020.

●	On December 11, 2020, we paid a quarterly dividend of $0.085 per share on our Common Stock for the third quarter of 2020 to stockholders of record at the close of business on December 4, 2020.

As announced on March 11, 2021, we suspended our dividends on our common stock to rebuild our cash position in light of the losses incurred from the effects of Winter Storm Uri as discussed above.

The aggregate dividend paid in the year ended December 31, 2020 on our Preferred Stock was $1.5 million, as follows:

●

On February 15, 2020, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2019 to stockholders of record at the close of business on February 6, 2020 of our Preferred Stock.

●

On May 15, 2020, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2020 to stockholders of record at the close of business on May 4, 2020 of our Preferred Stock.

●

On August 14, 2020, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2020 to stockholders of record at the close of business on August 6, 2020 of our Preferred Stock.

●

On November 16, 2020, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2020 to stockholders of record as of the close of business on November 6, 2020.

On February 16, 2020, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2020 to stockholders of record at the close of business on February 8, 2020 in the aggregate amount of $0.4 million.

BUSINESS

Genie Retail Energy

Overview

GRE is comprised of REPs and related businesses. GRE’s REP businesses purchase electricity and/or natural gas on the wholesale markets and resell these commodities to their residential and business customers in deregulated markets in the United States. The positive difference between the net sales price of electricity and natural gas sold to its customers and the cost of their electricity and natural gas supplies and related costs are the REP businesses’ gross profits.

GRE’s U.S. REP businesses operate in certain utility territories within the deregulated retail energy markets of sixteen states in the United States: Connecticut, Delaware, Georgia, Illinois, Maryland, Michigan, Maine, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Rhode Island and Texas, as well as in Washington, D.C. As part of our ongoing business development efforts, we evaluate opportunities in other deregulated jurisdictions to accelerate the growth of our customer base and to reduce operational and regulatory risk associated with geographical concentration.

GRE’s  REP businesses operate under several brand names including IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito. GRE's diverse offerings, in both the electricity and natural gas markets included either variable rate or fixed rate offerings or both. Throughout their electricity market, GRE's REPs offer green electricity. Green electricity supply is 100% matched with renewable energy certificates, or RECs that reflect the generation of electricity from renewable sources.

Historically, GRE has expanded its REP businesses through organic growth of its REPs adding new customers through customer acquisition programs at a rate faster than customers lost through attrition or churn – as well as through acquisitions of other REPs and books of business. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and by competitive bidding for exclusive contracts awarded by certain municipalities, where authorized by state laws. These municipal aggregation contracts award participating residents’ electricity supply to a single supplier at a fixed price that is typically established through a competitive bidding process.

GRE evaluates its customers base both in terms of the numbers of commodity meters served and the number of Residential Customer Equivalents ("RCEs") represented by these meters. An RCE is a unit of measure denoting the typical annual commodity consumption of a single-family residential customer. One RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity.

Customer churn is a significant factor in the REP business. GRE's REPs monthly churn rates average between four and seven percent per month. Customer churn tends to decrease when commodity prices fall, when weather-driven consumption decreases, when the price to REP customers decreases relative to competitors including the incumbent utility provider, or when the REPs incentivize customer tenure. Customer churn tends to increase when commodity prices rise, when weather driven consumption increases or spikes, or when the price to REP customers increases relative to the prices charged by competitors including incumbent utility providers. Newly acquired customers typically have higher rates of churn than longer-tenured customers.

GRE’s revenue comprises approximately 80.5% and 90.9% of our total consolidated revenue in 2020 and 2019, respectively. In 2020, GRE generated revenue of $305.3 million comprised of $270.9 million from sales of electricity, $33.6 million from sales of natural gas, and a minimal amount of other revenue, as compared with revenue of $286.6 million in 2019, comprised of $246.7 million from the sales of electricity, $39.9 million from the sales of natural gas and a minimal amount of other revenue. GRE's electricity sales as a percentage of total sales have increased in recent years.

GRE’s REP revenue is seasonal. Approximately 47.7% and 46.9% of our natural gas revenues in 2020 and 2019, respectively, were generated during the first quarter, when the demand for heating peaks. Although the demand for electricity is not as seasonal as natural gas, approximately 31.8% of total revenues from electricity sales in 2020 and 2019, were generated in the third quarter when the demand for cooling peaks.

Unusual weather patterns can significantly impact GRE’s financial results. For example, a polar vortex resulted in unusually sustained cold weather in the first quarter of 2014. This increased demand was characterized by extraordinarily large spikes in the wholesale prices GRE paid for its electricity and natural gas supplies. As a result, GRE's REP experience abnormally high rates of churn and the Company refunded a significant amount to its variable rate customers to cushion the impacts on their monthly bills. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations.

As of December 31, 2020, GRE serviced 370,000 meters (305,000 electric and 65,000 natural gas), compared to 370,000 meters (297,000 electric and 73,000 natural gas) as of December 31, 2019.

REP Industry Overview

REPs operate in deregulated retail energy markets in the US. REPs purchase electricity and natural gas on the wholesale markets and resell these commodities to their customers including homeowners, renters and small to mid-sized commercial and governmental operations and institutions. Generally, incumbent local utilities continue to handle electricity and natural gas distribution, billing, and collections. The utilities remit the proceeds collected for the commodity supply portion of their bills less certain fees to the REPs.

REPs generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenue is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing and purchase of receivables, or POR, fees paid to the utilities, and program management.

As of December 31, 2020, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas and in some states where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Some competitors in certain REP markets have engaged in unfair business practices in order to recruit new customers. These practices can create an unfavorable impression about our industry with consumers, regulators or political bodies. Further, such practices can lead to regulatory action that negatively impact us and the industry.

Customers; Marketing

The services of GRE’s U.S. REPs - IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include variable rate programs whose prices change month-to-month, fixed contracts whose unit price remains the same for the agreed upon term and renewable contracts. A significant portion of our customer base is enrolled in variable rate products, which enable us to recover our wholesale costs for electricity and natural gas by adjusting the rates we charge to our customers. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2020, customers on variable rate products constituted approximately 57.2% of our electric load. The balance comprised customers on fixed rate agreements.

GRE’s REPs offer renewable or green energy supply options in all their markets. Renewable electricity supply is 100% matched with renewable energy certificates, or RECs, that reflect the generation of electricity from sources such as hydro-electric wind, solar and biomass.

The electricity and natural gas we sell through all of our offerings are metered and delivered to customers by the local utilities. The utilities also provide billing and collection services for the majority of our customers. For a small number of customers, we perform our own billing and collection.

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. Over the course of 2020, the associated cost was approximately 1.2% of GRE's revenue in exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are preferred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. At December 31, 2020, 87.0% of GRE’s net accounts receivables were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C., Massachusetts and Maryland offer POR programs, without recourse. these programs permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs. After a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire, Ohio and Rhode Island do not offer POR but they do offer consolidated billing. In Florida and Texas, there are no POR programs and the customers are billed directly.

GRE targets markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real-time market that reflects a fair commodity price for all participants. This allows GRE to reflect a true market cost base and adjust its rates to its variable rate customers taking into account prevailing market rates.

We regularly monitor deregulated or deregulating markets in states where we do not yet operate to determine whether and under what conditions we could operate profitability. We may initiate the licensing process in a selected region to facilitate entry into that region contingent upon favorable deregulatory developments.

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2020, the Company was in compliance with such covenants.

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

GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. For their natural gas supply, GRE’s REPs currently contract with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services. For electricity supply, they, utilize the New York Independent System Operator, Inc., or NYISO, and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania, Maryland and Illinois) and the District of Columbia. In Texas, SFP acquires power through the Electric Reliability Council of Texas (ERCOT).

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

Although the rates charged by GRE’s REPs are not regulated in the same way as the rates of utility companies, the manner in which the REPs market to potential customers, and the relationships between the REPs and their customers, are heavily regulated. GRE’s REPs must also comply with various quarterly and/or annual reporting requirements in order to maintain their eligibility to provide service. In certain jurisdictions the REPs are required to publish product offers with the applicable regulatory commissions, or in the public domain, generally on a website established for such purpose. In addition to the regulations that govern the relationships between GRE’s REPs and their customers, GRE’s REPs also maintain specific Terms & Conditions or Terms of Service for each product in each jurisdiction that the parties agree to be bound by.

The Company is party to legal proceedings that arise in the ordinary course of business including those with utility commissions or other government regulatory or law enforcement agencies.

As of December 31, 2020, GRE’s REPs operate in sixteen states and District of Columbia. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the State of Maryland, the State of Illinois, the State of Ohio, the State of Michigan , the State of New Hampshire, the State of Rhode Island, the State of  Connecticut, the State of Florida, the Commonwealth of Massachusetts, the State of Delaware, the State of Maine, the State of Texas, the State of Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations

Like all operators of REPs, GRE is affected by the actions of governmental agencies, mostly on the state level, by the respective state Public Service/Utility Commissions, and other organizations (such as NYISO, ERCOT and PJM) and indirectly by the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels. We may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of the post-hearing briefings in the proceedings, the PSC issued orders adopting changes to the New York retail energy market, effective April 16, 2020 (“2020 Orders”).  The 2020 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability.  The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Orders. As of December 31, 2020, New York represented 19.4%of GRE’s total meters served and 14.7%of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2020 and 2019, New York gross revenues were $56.7 million and $63.2 million, respectively.

A RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel had joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, the PURA or Authority notified Town Square that it was advancing its investigation by assigning Prosecutorial (PRO) staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe the Authority should take further action regarding alleged non-compliance, the Authority requests that PRO staff petition the Authority setting forth its recommendations citing to supporting facts and law. As of December 31, 2020, Town Square’s Connecticut customer base represented 11.6% of GRE’s total meters served and 12.8% of the total residential customer equivalents of GRE’s customer base. As of December 31, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss. Nevertheless, the parties have begun to engage in preliminary settlement discussions.

In the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. Residents Energy denies any allegations of wrongdoing. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. As noted above, Residents Energy denies any wrongdoing, and there is insufficient basis to deem or assess the probably amount of any loss. For the years ended December 31, 2020 and 2019, gross revenues from sales in Connecticut were $38.0 million and $35.6 million, respectively.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of December 31, 2020, Illinois represented 2.5% of GRE’s total meters served and 1.2% of the total residential customer equivalents of GRE’s customer base. For the years ended December 31, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $7.0 million and $10.1 million, respectively.

Employees

As of March 5, 2021, GRE employed 125 full time employees, 57 of whom are located in the Jamestown, New York office, 48 of whom are located in our New Jersey office, 13 of whom are located in our Arizona office and 7 is located in Texas with SFP.

6

GRE International

GRE International is comprised of REPs operating in the U.K., in Finland, through our 92.5% interest in Lumo Finland, in Japan, and in Sweden. GRE’s REP businesses purchase electricity on the wholesale markets and resell these commodities to their residential customers through both variable rate and fixed rate programs.

GRE International's REP businesses operate under several brand names including Lumo Energia, Genie Energy Japan, and Orbit Energy (United Kingdom). Lumo Finland, Lumo Sweden and Genie Energy Japan resell electricity, while Orbit Energy supplies both electricity and natural gas.

On October 8, 2020, the Company acquired the remaining 23.0% interest in Orbit Energy that it did not previously own, which increased the Company's interest to 100%. Prior to October 8, 2020, GRE International accounted for its investments in Orbit Energy under the equity method of accounting.

As of December 31, 2020, GRE International's REPs, including Orbit Energy, served 195,000 meters, an increase from 127,000 meters as of December 31, 2019. The increase was due to the continuous investment in the growth of Lumo Finland, Orbit Energy and Genie Japan. The Company also started the commercial operations of Lumo Sweden in the second quarter of 2020. As of December 31, 2020, GRE International served 103,000 RCEs, an increase from 65,000 RCEs as of December 31, 2019. The increase in RCEs primarily resulted from the increase in meters served as discussed above.

Nordic Electricity Market

Lumo Finland and Lumo Sweden (together, Lumo) serve the Nordic electricity market.

The Nordic electricity system utilizes a mixture of generation sources. Hydro, nuclear biomass and wind power are among the main primary sources of electricity generation. The Nordic region has a large share of electricity heated houses, resulting in a consumption profile that is higher than in the rest of the European Union (“EU”). Electricity consumption is highly dependent on weather factors, with lower electricity demand in the summer and increased consumption in the wintertime.

Lumo's REPs generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenue is incurred through the purchase of electricity and natural gas in their respective wholesale markets. Selling, general and administrative expenses are primarily related to customers acquisitions, customer retention, billing and collections.

Lumo Finland

Lumo Finland was founded in 2015 and began servicing customers in 2016. Lumo Finland operates in the Finnish electricity market. The Company acquired an 80.0% controlling interest of Lumo Finland in January 2019 and has since increased its ownership to 92.5%. Lumo Finland operates in all of Finland and sells electricity primarily to private consumers and small businesses.

Lumo Finland's revenue is seasonal. Approximately 62.8% of total revenues in 2020 were generated in the winter (28.4% in first quarter of 2020 and 34.4% in the fourth quarter of 2020) when the demand for heating is high. Approximately 64.1% of total revenues in 2019 were generated in the winter (31.4%  in first quarter of 2019 and 32.7% in the fourth quarter of 2019).

Lumo Sweden

Lumo Sweden is a Swedish REP founded in October 2019. Lumo Sweden started its commercial operations in April 2020. Its customers are spread across Sweden, and are primarily residential with some being small business. In 2020, as a start-up year, Lumo Sweden mostly focused on growing its customer base and developing its strategy.

The Swedish electricity market is divided into four different price areas based on geographic location. The capital Stockholm region is the biggest market for Lumo Sweden. Historically, the price for supply in the northern price areas has been the cheaper compared to the other price areas in the southern part of the country, due to a number of hydroelectric power plans and lower demand. The price in the south, however, has been the higher due to a higher demand with lower local supply, mostly solar and wind.

Marketing

Lumo acquires customers primarily through branded and affiliated websites. Lumo's marketing efforts focus on digital channels such as search engine marketing, social media, display and email marketing. These digital channels are designed to drive traffic to Lumo's branded websites. Lumo's branded site offers customers variable rate and fixed rate products. Remarketing for customers who have already visited the website is done as display advertising on both social media and search engines.

The customers are also offered multiple billing and payment methods in order to make payment convenient. The customer can also access their consumption through an online portal where they can access their invoices, payments, contract and other documents.

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

For risk management purposes, Lumo typically employs put and call options as hedges against unfavorable fluctuations in market prices of electricity. The hedges are usually done 3 to 6 months ahead of delivery depending on estimated volumes.

Competition

There are dozens of registered REPs in Finland and Sweden, including those operated by energy producers, affiliates of local grid companies and independent contractors. In recent years, the REP industry has experienced consolidation resulting in larger REPs.

A significant portion of Finland’s residential customer base continue to purchase its supply from their local grid company’s affiliate REPs despite the proliferation of competitive suppliers. Most new REPs seek to build market share with aggressive pricing. The main focus of Lumo is to gain new customers, upgrading these customers to better margin products while controlling churn and balancing growth and profitability.

Regulation

Each REP in Finland or Sweden must be registered with each countries' Energy Authority in order to be able to operate. Although REPs enjoy certain freedom with respect to their operations (i.e. marketing and pricing), they must comply with various regulations and laws, including Finnish or Swedish Energy authority rules and regulation governing electricity supply pricing, marketing, types of offerings and contracts, as well as general guidelines set forth in the Finnish  or Swedish Electricity Market Law.

Genie Energy Japan

The Japanese electricity market became deregulated in April 2016. Presently, there are approximately 750 REPs licensed in Japan. REPs purchase electricity on the wholesale markets and resell the commodities to their customers, who may include homeowners, renters and small to mid-sized commercial and governmental operations and institutions. The local utilities continue to handle electricity transmission and distribution, line maintenance and meter reading with the REP’s responsible for invoicing the customer and collecting payments for both the commodity and transmission and distribution portions of the services. The REPs remits the transmission and distribution portion of the bill to the utilities.

REPs in Japan generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenues is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing, and collections.

Genie Japan operates in nine of the ten deregulated electric utility territories in Japan, with Okinawa being the only territory where it does not operate. Genie Japan offers both variable rate and fixed rates to its customers.

In January 2021, the Company experienced unprecedented price volatility in the Japanese market. These events are expected to have an estimated adverse impact on our first quarter of 2021 consolidated results of operations of $2.5 million.

Marketing

New customers are acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, affinity partner sales, and online and digital marketing. Products are made available to customers under several offerings with distinct terms and conditions. Similar to the United States, a significant portion of new customers are enrolled in variable rate programs via automatically renewing or month-to-month agreements, which enable us to adjust the cost of electricity to the rates charged to our customers. The frequency and degree of these rate adjustments is not restricted by regulation.

During 2020 physical sales were reduced due to Covid-19. From April to June 2020 a national state of emergency suspended door-to-door sales completely. In August 2020 and in January 2021, the government had declared state of emergencies and urged citizens to stay at home as much as possible. These periods resulted in reduced physical sales capabilities.

Genie Japan offers three payment types: credit card, auto bank draft, and convenience store payment for customers' convenience.

Acquisition and Management of Electric Supply

Genie Japan procures electricity for its customers through forward monthly supply transactions from wholesale electricity providers, as well as day-ahead spot electricity purchases on Japan Electric Power Exchange ("JEPX"). Currently, Genie Japan is acquiring electricity with five wholesale electricity supply companies. A third party vendor performs the scheduling of our forward supply purchases and makes purchases, or sales, on our behalf for any additional electricity needed for our customers on the day ahead JEPX market.

Electricity for our customers is scheduled through Organization for Cross-regional Coordination of Transmission Operators, Japan ("OCCTO"), which coordinates with the nine electric utility companies for the transmission and delivery of our electricity supply. These contracts are typically provided by wholesalers which purchase bulk generation supply and on-sell to retailers. In addition, wholesalers can also provide physical contracts that are backed by financial contracts traded on one of two futures exchanges. Genie Japan also can use trade over-the-counter swaps.

Our electricity purchases that are less, or greater, than our customers actual usage is settled through purchases, or sales, respectively, in the balancing market. Each of the nine utility companies will perform this balance service for the actual load of our customer and the supply delivered. The utilities invoice Genie Japan on a monthly basis for additional charges, or credits, resulting from these balancing.

For risk management purposes, Genie Japan utilize forward physical delivery contracts for portions of our purchases of electricity to reduce price risks.

Competition

Presently, there are approximately 750 REPs licensed in Japan. In some territories, competitor REPs are affiliated with local utilities. Genie Japan also competes with several large vertically integrated energy companies as well as smaller independent operators. Some of the REPs only operate regionally, while others, like Genie Japan, sell throughout Japan.

Many of the REPs pricing structure have a variable component that is based on an energy cost index from a trailing 3 or 6 months period, while Genie Japan pricing is based on future market expectations. In a downward moving commodity cost environment, our pricing typically becomes more competitive as we benefit from the lag that other REPs experience in reducing their sell rate to reflect the lower commodity costs, and we may benefit from decreases in margin pressure, improvements in the customer acquisition environment, and lower rates of churn. In a rising commodity cost environment, our variable rate products reflect real-time commodity costs, which will typically become less competitive, in the short-term with other REPs, and we may experience increased margin pressure, a more challenging customer acquisition environment and higher rates of customer churn.

Genie Japan's products were designed to be the most competitive for higher electricity use customers. Our pricing product offers increasing percentage of savings the more electricity a customer uses, while the pricing structure of other REPs have tiered pricing structure with higher pricing for the higher monthly usage tiers. Increasing our market share depends in part on our ability to find those higher use customers and persuade the pricing advantage of our price product versus the incumbent utility pricing. Other REPs have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to Genie Japan requires significant marketing and sales operations.

Regulation

REPs such as Genie Japan, must acquire a license from the Ministry of Economy, Trade and Industry ("METI"). METI regulates the industry and has one set of regulations and rules that govern the operations of REPs for the entire country.

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

United Kingdom

GRE international holds a 100.0% interest in Shoreditch, which operates Orbit Energy, a REP that operates in the United Kingdom.

The Gas Act of 1986 led to the privatisation of British natural gas market while the Electricity Act of 1989 provided for the privatization of the electricity industry. The residential energy market was opened to competition between 1996 and 1999.

Orbit was incorporated in 2015 and is licensed to sell both electricity and natural gas in the United Kingdom. In July 2017, the Company entered into a joint venture in which it held a noncontrolling interest. Orbit started its commercial operations in January 2018. Orbit operates in the mainland United Kingdom, excluding Northern Ireland serving primarily residential customers. Orbit provides customers with a choice of fixed-price contracts, typically ranging in jurisdiction from one to three years, with the majority taking one-year fixed-price contracts. Orbit also provides variable price products to its customer. At December 31, 2020, approximately 40.0% of customers were on a variable price product. A small portion of the Orbit’s customers are on a government mandated price cap.

Marketing

Before the start of the COVID-19 pandemic, Orbit used a wide range of marketing tools to acquire new customers including door-to-door sales, venue sales, telephone and digital through price comparison engines. Majority of the customers were acquired through the use of third-party marketing and sales companies. During the pandemic, however, Orbit closed down its door-to-door and venue sales operations and relied primarily on telephone marketing. The majority of customers are now acquired through the use of third-party marketing sales companies. Orbit is primarily targeting customers who are on a relatively high tariff with their existing suppliers presenting target customers with potential savings compared to their current suppliers.

Approximately 80.0% of the U.K. market is on credit meters. These customers typically pay on receipt of bill or through a monthly flat direct-debit ("DD") or credit card payment which is set to recover the annual consumptions. The other 20.0% of the customers pay for their energy consumptions using pre-payment meters. These meters are "topped" up using tokens and allow customers to only use what they paid for, thus enabling greater control on consumption.

Orbit is responsible for billing and collecting from its customers directly. Invoices and statements of account are sent on a monthly basis for credit customers and annual statements are delivered for its pre-pay customers. The majority of its customers receive their statements of account on a quarterly basis.

Approximately 90.0% of the credit customers have an active DD or credit card arrangement with Orbit and pay for their annual consumption through flat monthly payments.

Procurement and Management of Gas and Electricity

REPs in the United Kingdom generally have no significant fixed assets and low levels of capital expenditure. Their cost of revenues is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing, and collections.

Orbit does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities.

Orbit Energy has an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Orbit can enter into a forward hedge for its customers which protects Orbit from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the U.K. payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by Orbit's shares. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At December 31, 2020, we were in compliance with such covenants.

Orbit has the ability to purchase electricity from other sources through Shell, if lower costs are available.

Orbit currently contracts with the National Grid of United Kingdom and seven distribution companies that deliver electricity to fourteen regions in the United Kingdom.

Orbit also contracts with CNG Energy Ltd. to ship the natural gas from injection point to the customers. CNG is primarily an intermediary between Orbit and the gas pipeline companies.

Competition

GRE competes with other independent energy providers. More than 70.0% of the market is dominated by the “Big 6” energy companies in the United Kingdom with the rest of the market served by small and mid-size energy supplier similar to Orbit.

REPs compete on price, customer service, ease of switching service providers and other ancillary services.

Regulation

The energy market in the United Kingdom is regulated by the Office of Gas and Electricity Markets (“OFGEM”). OFGEM is a non-ministerial government department and an independent National Regulatory Authority, recognized by European Union Directives. The OFGEM’s role was originally defined in the privatisation statutes (Gas Act of 1986 and Electricity Act of 1989) but was significantly changed by the Utilities Act of 2000, which gave OFGEM a new primary duty of protecting consumers wherever appropriate by promoting effective competition. One of its key secondary duties is to protect the interests of low-income customers. OFGEM regulates minimum levels of standards and how an energy company communicates with its customers with respect to timing of invoicing, price change communication, information that is provided on invoices, compensation and levels of smart meter installation. OFGEM also set a maximum price that a REP can charge a customer if the customer has not actively chosen a tariff or if they are on a variable tariff. U.K. REPs are required to provide a variety of reports to OFGEM including customer complaints, meter read performance and tariffs by customers to collect data on topics of interest or to check on compliance with the licence conditions. Inspection by OFGEM is done through these reports and monitoring public information like customer feedback on social media. In addition, OFGEM conducts quarterly review with our Orbits account manager. OFGEM also has the power to carry out ad-hoc inspections.

Employees

As of March 5, 2021, GRE International employed 64 employees, 21 of whom are located in Finland, 16 of whom are located in our Japan office and 27 of whom are located in United Kingdom.

Genie Energy Services

GES is comprised of businesses that market and provide energy solutions. GES currently consists of  (i) our controlling interest in Prism (ii) Diversegy, and (iii) Genie Solar Energy.

Prism Solar Technologies

The Company acquired a 60.0% controlling interest in Prism in October 2018. On April 12, 2019, Prism restructured its ownership. The Company now holds 60.0% interest in Plus EnerG which owns 100% of Prism. In the second quarter of 2020, Prism renegotiated a contract with a customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operation. Prism also provided a full impairment of its remaining goodwill of $0.4 million in the fourth quarter of 2020.

Prism is a solar solutions company engaged in solar panel manufacturing, solar installation design and project management. In the U.S., Prism’s solar panels are used in residential, office and commercial buildings. Residential applications include solar sunrooms (solariums), skylights, canopies and sun decks. Prism's solar panels are used in the construction of parking canopies, electric vehicle car ports, parking structures, vertically mounted on buildings and many other custom applications.

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

Competition

The market for solar electric power technologies is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to Canadian Solar Inc., Hanwha QCELLS Corporation, JA Solar Holdings Co., Kyocera Corporation, LG Corporation, Jinko Solar, NRG Energy, Inc., Panasonic Corporation, Sharp Corporation, SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., LONGi Solar, REC Group, Hyundai Heavy Industries Co. Ltd., Yingli Green Energy Holding Co. Ltd. and First Solar, Inc.

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

In 2020, Diversegy accounted for 0.5% and 7.7% of the Company’s consolidated revenue and GES segment's revenue, respectively. Diversegy operates as an energy broker and advisor to industrial, commercial and municipal across deregulated energy markets in the U.S. Most of our customers are enrolled in multi-year contracts that have a fixed rate with our partner suppliers. The supplier is fully responsible for risk management, billing and collections. Diversegy receives commissions from the supplier for the referral either as an upfront payments or as a residual over the life of the customers' contract.

Diversegy markets its services though an in-house sales force as well as independent third-party brokers.

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

Employees

As of March 5, 2021, GES employed 13 full time employees, all of whom are located in our New Jersey office.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of March 5, 2021, we had 202 employees, 138 located in United States, 27 located in United Kingdom, 21 located in Finland and 16 located in Japan.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with the goals of the Company and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives, and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

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

For the year ended December 31, 2020, the impacts of COVID-19 on our operations and financial results have been mixed. Our consolidated revenues for year ended December 31, 2020, compared to 2019, increased by $64.0 million equivalent to 20.3%. At December 31, 2020, global total meters served increased to 565,000 and RCEs increased to 440,000 representing increases of 14.0% and 9.1% respectively, compared to December 31, 2019. U.S. domestic meters served was flat at 370,000 and RCE increased to 337,000 representing a 9.8% increase compared to December 31, 2019 levels.

We benefited from the increased demand for electricity by residential customers due to more people working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a slight reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the second quarter of 2020. Churn for the second quarter of 2020 decreased as our competitors suspended their face to face marketing programs.

In the last months of 2020 and first months of 2021, much of the world experienced a surge in new COVID-19 cases and the impact of that increase and public health measures that may be instituted or reinstituted are difficult to predict. If the COVID-19 pandemic continues for a prolonged period, or impact the territories we serve more significantly than it has today, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

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

From time to time, various states may propose or modify legislation regulations which could adversely affect our marketing practices and ability to acquire and serve customers. The Company and the REP industry as a whole is working with government representatives, legislators, and advocacy interest groups to lobby for legislation and regulation that most effectively protects customer interests while preserving the competitive structure of deregulated markets. We also seek to expand and diversify into new markets with regulatory structures that are more favorable to the competitive retail supply of energy.

For example, in December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting changes to the New York retail energy market, effective April 16, 2020 (“2020 Orders”). The 2020 Orders limit the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders.  As of December 31, 2020, New York represented 19.4% of GRE’s total meters served and 14.7% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2020 and 2019, gross revenue from New York were $56.7 million and $63.2 million, respectively.

Any legislative or regulatory changes that negatively impacts the sale of fossil fuels or electricity derived therefrom would adversely affect the results of our operations and financial conditions.

Fixed Rate Products or Guaranteed Pricing Programs could result in losses or decreased profits if GRE fails to estimate future commodity prices and commodity consumption accurately.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumptions, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2020, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 37.7%  and 6.3% of GRE’s electric and natural gas load, respectively. Fixed rate products are becoming a greater part of our offering, and such products may be mandated by regulators.

However, it is difficult to predict future commodity costs. Any shortfalls resulting from the risks associated with fixed rate programs will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these programs could have an adverse effect on our profitability and cash flows. We employ an active and robust hedging program. Within this exercise there are inherent assumptions about consumption and pricing. There is risk that volatility with take place outside of the range of potential outcomes contemplated by the program. In these instances, the hedge will not be sufficient to control for risk and losses may occur.

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

We have recently entered the United Kingdom, Japanese, Finnish and Swedish markets. New markets, both domestic and international, are evaluated based on many factors, which include the regulatory environment, as well as GRE’s REP businesses ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for GRE’s REP businesses, we expend substantial efforts to obtain necessary licenses and will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, and as discussed in the Risk Factor entitled "The Company's business is subject to the risks of international operations" there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs. A failure to identify, become licensed in, and enter new territories may have a material negative impact on our growth, financial condition and results of operations.

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

Unusual weather conditions, which may become more commonplace, may have significant direct and indirect impacts on GRE’s business and results of operations.

Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters.

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

In certain markets, we contractually commit to provide customers with a fixed price, irrespective of our cost of supply in the wholesale energy markets. Even under variable contracts, we seek to manage customer price expectations by using reasonable efforts to avoid or mitigate potential pass-throughs related to unforeseeable weather events (even where such pass-throughs are contractually permissible). Although we use our best efforts to reasonably hedge our commodity positions to absorb weather-related cost spikes, we cannot always anticipate unforeseeable extreme weather events, and we may be forced to absorb these cost increases in order to serve our customers.

In January 2021, weather volatility and the lack of adequate gas reserves drove the prices on the JEPX to $2,390 per megawatt hour for an extended period of time. Although our supply commitment for our customers in Japan was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. The Company expects this event to adversely impact our first quarter of 2021 consolidated result of operations by approximately $2.5 million.

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed and rolling blackouts being enforced, by order of ERCOT, real-time commodity prices during the crisis escalated astronomically. Although our supply commitment for our customers in Texas was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers.

Our current estimate is that the impact on our consolidated profitability will likely be in the range of $12.8 million to $14.0 million for the first quarter of 2021. The Company expects to disclose the full impact in its Quarterly Report on Form 10-Q for the period ending March 31, 2021 to be filed with the Securities and Exchange Commission in May 2021.

GRE is subject to litigation that may limit its operations.

In connection with the 2013-2014 events described in the Risk Factor above entitled “Unusual weather conditions may have significant direct and indirect impacts on GRE’s business and results of operations”, IDT Energy was also sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. From time to time, IDT Energy is also subject to inquiries, investigation or action from public utility commissions or other governmental regulatory or law enforcement agencies related to compliance of its practices with statutory or regulatory schemes. These matters are more fully discussed in Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, including that IDT Energy entered into a settlement in connection with the three putative class actions, and with multiple regulators and governmental bodies terminating litigation with no admission of liability or finding of wrongdoing by IDT Energy.

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

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. Certain of GRE’s REPs have a Preferred Supplier Agreement with BP pursuant to which we purchase electricity and natural gas at market rate plus a fee. The agreement has been modified and extended since 2009, and is scheduled to terminate on November 30, 2023 subject to renewal by agreement of the parties. In addition to other advantages of this agreement, we are only required to post security with BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

Management identified deficiencies in our internal controls over financial reporting which aggregated to a material weakness, specifically related to management's review of the income tax provision. Remediation of these weaknesses had not yet been completed, and therefore these deficiencies continued to exist as of December 31, 2020 (see Item 9A Control and Procedures in this Annual Report on Form 10-K).

We also reported in our Annual Report on Form 10-K as of December 31, 2018, a material weakness in internal control related to an application, which the Company uses to process a wide variety of functions for GRE related to customer enrollment, customer programs and price plans, rebate programs, sales commissions, invoicing, and invoice payment information. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

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

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of children of Howard S. Jonas, (the "Trusts"), our Chairman of the Board, collectively have voting power over 5,121,214 shares of our common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 3,546,888 shares of our Class B common stock), representing approximately 68.0% of the combined voting power of our outstanding capital stock, as of March 9, 2021. In addition, as of March 9, 2021, Howard S. Jonas holds 3,328,601 shares of our Class B common stock. Each of the Trusts has a different, independent trustee.

Howard Jonas serves as our Chairman of the Board, which is not an officer position.  However, he is our founder and served as an executive officer, including our Chief Executive Officer, for a very significant time period, and the members of the Board and management often look to him for guidance on major financial, operational and strategic matters.

Howard S. Jonas does not have the right to direct or control the voting of the shares of our common stock that is held by the Trusts, and the independent trustees hold sole voting and dispositive power over the common stock held by the Trusts. However, he is the trustor of the trusts and is the father of each of the beneficiaries of the Trusts and his views may be taken into account by the trustees and others related to the Trusts.

We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, if all or several or all of the Trusts were to act in concert, or if we issued additional Class A common stock, certain or all of the Trusts and/or Howard S. Jonas along with holders of the Class A common stock would be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class A common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders.

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

Genie Energy's Tokyo, Japan offices are located at PMO Hamamatsucho 8F, 2-5-5 Hamamatsucho Minato-ku, Tokyo 105-0013 where we lease approximately 2,023 square feet of space. Lumo's Helsinki, Finland office are located at Teollisuuskatu 21 00510, Helsinki, Finland where we lease approximately 3,143 square feet of space. Shoreditch’s U. K. offices are located at st/ Dunstans House, 201 Borough High Street, London, SE1 1JA where we lease approximately 830 square feet of space.

Item 3. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements — Notes 16, Legal and Regulatory Proceedings, in this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

CLASS B COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “GNE”.

On March 9, 2021, there were 305 holders of record of our Class B common stock and 8 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts or the benefit of children of Howard Jonas, our Chairman of the Board. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 11, 2021, the last sales price reported on the New York Stock Exchange for the Class B common stock was $7.20 per share.

PREFERRED STOCK

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”. Trading began on the NYSE on October 24, 2012.

On March 9, 2021, there were 4 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 11, 2021, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $9.19 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 13 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2020.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2020	8,658		$8.03	8,658	5,931,298
November 1 - 30, 2020	23,743	(2)	$8.33	—	5,931,298
December 1 – 31, 2020	—		$—	—	5,931,298
Total	32,401		$8.25

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Pertains to 23,743 Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.
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

 Overview

We are comprised of Genie Retail Energy ("GRE"), Genie Retail Energy International ("GRE International") and Genie Energy Services ("GES").

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Midwestern and Eastern United States and Texas.

GRE International holds the Company's REPs that serves retail customers in the United Kingdom under the name Orbit Energy and in Japan.  It holds 92.5% controlling interest in Lumo Energia Ojy ("Lumo Finland"), a REP serving residential customers in Finland and 100.0% of Lumo Energi AB ("Lumo Sweden"), which serves retail customers in Sweden. In October 2020, the Company acquired the remaining 23.0% interest in Shoreditch which increased the Company's interest to 100%.

GES holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout U.S. and our 60.0% controlling interest in Prism Solar. Prism is a solar solutions company that is engaged in solar project marketing, solar solution consultation, installation design and project management services.

In December 2020, Afek Oil & Gas Ltd., the oil and gas exploration project in the Golan Heights in Northern Israel (“Afek”), completed the final planned testing on one of its completed exploratory wells. The test was conducted as prior analysis indicated that a zone within the well potentially contained evidence of hydrocarbons at levels sufficient to warrant additional testing. After analyzing the results of the test and subsequent activity, as no traces of light oil were found. As a result, Afek ceased its exploratory operations. The remaining assets and liabilities and the results of operations are included within the corporate segment for reporting purposes.

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

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2020, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated revenues for the year ended December 31, 2020, compared to the same period in 2019, increased by $64.0 million equivalent to 20.3%.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail energy providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a flat growth in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the year ended December 31, 2020 compared to 2019. Churn the year ended December 31, 2020 decreased compared to 2019, in part, due to our competitors suspending face to face marketing programs.

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

Beginning the third quarter of 2020, public health restrictions have begun to ease in some of our markets which allow us to resume face-to-face sales and marketing. Looking ahead, we expect to see a modest rebound in meter acquisition, however, any reversal of the easing of restrictions would impact that expected rebound.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 80.5% and 90.9% of our consolidated revenues in the years ended December 31, 2020 and 2019, respectively

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2023. Those REPs ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47.7% and 46.9% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2020 and 2019, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8 % of GRE’s electricity revenues for 2020 and 2019, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

There was no single utility company or customer that accounted for 10% or greater of our consolidated revenues and gross trade accounts receivable for the year ended December 31, 2020 and at December 31, 2020 or 2019.

Purchase of Receivable

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the year ended December 31, 2020, the associated cost was approximately 1.0% of GRE's revenue. At December 31, 2020, 87.0% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection , 47 U.S.C. § 227 et seq. On November 17, 2020, IDT Energy settled with the named for plaintiffs in exchange for a  minimal payment and the case has been dismissed.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Residents Energy denies allegations in the complaint and plans to vigorously defend this action. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss if any, estimable as of December 31, 2020.  On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss Genie Retail Energy as a named defendant.

See Notes 16, Legal and Regulatory Proceedings, in this Annual Report on Form 10-K, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Notes 16, Legal and Regulatory Proceedings, in this Annual Report on Form 10-K, which is incorporated by reference, for further detail on agency and regulatory proceedings.

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting the changes to the New York retail energy market, effective April 16, 2020 (“2020 Orders”). The 2020 Orders limit the types of the services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Orders.  As of December 31, 2020, New York represented 19.4% of GRE’s total meters served and 14.7% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2020 and 2019, gross revenue from New York was $56.7 million and $63.2 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, the PURA or Authority notified Town Square that it was advancing its investigation by assigning Prosecutorial (PRO) staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe the Authority should take further action regarding alleged non-compliance, the Authority requests that PRO staff petition the Authority setting forth its recommendations citing to supporting facts and law. As of December 31, 2020, Town Square’s Connecticut customer base represented 11.6% of GRE’s total meters served and 12.8% of the total residential customer equivalents of GRE’s customer base. As of December 31, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss.

In the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. Residents Energy denies any allegations of wrongdoing. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. As noted above, Residents Energy denies any wrongdoing, and there is insufficient basis to deem or assess the probably amount of any loss. For the years ended December 31, 2020 and 2019, gross revenues from sales in Connecticut were $38.0 million and $35.6 million, respectively.

For the years ended December 31, 2020 and 2019, gross revenues from sales in Connecticut were $38.0 million and $35.6 million, respectively.

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

In third quarter of 2018, the Company recorded a liability of $3.0 million recorded as a reduction of electricity revenues in the consolidated statement of operations. As of December 31, 2020, Illinois represented 2.5% of GRE’s total meters served and 1.2% of the total residential customer equivalents of GRE’s customer base. For the years ended December 31, 2020 and 2019, IDT Energy’s gross revenues from sales in Illinois were $7.0 million and $10.1 million, respectively.

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

Revenue Recognition

Revenues from  Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. GRE and Genie Japan records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends. Revenues from Shoreditch are accrued based on industry data flows and National Grid data. Revenue calculated from sale of electricity and natural gas includes an estimate of the quantity in units of electricity or natural gas supplied to customers by profile class. The estimate is made using historical consumption patterns, industry estimated consumption rates, and takes into consideration industry reconciliation processes. The estimated revenue is superseded when customer meter reads are received; at which point estimates are adjusted to actual usage.

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

We recognize the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be received in a period longer than one year. We determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, we apply a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost GRE International entities are capitalized and amortized over a range of eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract was  $0.8 million for the years ended December 31, 2020 and 2019. At December 31, 2020, capitalized customer acquisition cost of $0.6 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $8.8 million at December 31, 2020 and $2.6 million at December 31, 2019. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

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

Goodwill

Our goodwill balances were $25.9 million and $12.1 million at December 31, 2020 and 2019, respectively. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

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

We perform our annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determines that an impairment is more likely than not, we then required to perform the quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the quantitative impairment test. In 2020, we elected to perform a qualitative analysis for our GRE  and GRE International reporting units as of October 1, 2019. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We performed quantitative impairment analysis for Prism reporting unit. As a result of this test, we concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, we recognized a goodwill impairment charge of $0.4 million. There is no goodwill allocated to other reporting units as of October 1, 2019.

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

The valuation allowance on our deferred income tax assets was $15.2 million and $44.8 million at December 31, 2020 and 2019, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we meet the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on the assets that we will utilize.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding new accounting pronouncement are included in Note 1 — Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K,

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenues:
Electricity	$270,888	$246,685	$24,203	9.8%
Natural gas	33,562	39,926	(6,364)	(15.9)
Others	815	—	815	nm
Total revenues	305,265	286,611	18,654	6.5
Cost of revenues	216,996	205,986	11,010	5.3
Gross profit	88,269	80,625	7,644	9.5
Selling, general and administrative	51,861	53,449	(1,588)	(3.0)
Income from operations	$36,408	$27,176	$9,232	34.0

nm — not meaningful

Revenues. GRE’s electricity revenues increased in 2020 compared to 2019. The increase in electricity revenues in 2020 compared to 2019 was the result of increase in electricity consumption partially offset by decrease in the average price charged to customers. Electricity consumption by GRE's REPs' customers increased 18.7% in 2020 compared to 2019. The increase in electricity consumption reflected an increase in average electricity consumption per meter, which increased by 12.3% in 2020 compared to 2019 and a 5.7% increase in average number of meters served. The increase in per meter consumption reflects a sustained focus on the acquisition of higher consumption meters, warmer weather during summer of 2020 compared to 2019 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders. The average rate per kilowatt hour sold decreased by 7.5% in 2020 compared to 2019.

GRE’s natural gas revenues decreased in 2020 compared to 2019. The decrease in natural gas revenues in 2020 compared to 2019 was a result of decreases in average meters served, natural gas consumptions, average rate per therm sold and average consumption per meter. Natural gas consumption of GRE's REP's customers decreased by 6.7% in 2020 compared to 2019. Average meters served, decreased 3.6% in 2020 compared to 2019 and average consumption per meter decreased by 3.1%.  The average rate per therm sold decreased 9.9% in 2020 compared to 2019.

Other revenue in 2020 included commission from selling third-party products to customers.

(in thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Meters at end of quarter:
Electricity customers	305	309	310	313	297
Natural gas customers	65	67	64	71	73
Total meters	370	376	374	384	370

Gross meter acquisitions in 2020 were 212,000 compared to 308,000 in 2019.

The decreases reflect reduced sales activity in the second quarter of 2020 as a result of COVID-19 related public health restrictions on certain sales channels. Gross meter acquisitions in 2019 includes the impact of a municipal aggregation deal in New Jersey which added approximately 35,000 meters. The number of meters served was relatively flat at December 31, 2020 compared to December 31, 2019. In 2020, average monthly churn decreased to 4.4% compared to 5.3% in 2019. The reduction in churn reflects the impact of a shift in our customer mix related to channel, product and geography as well as continuing increase in the ratio of fixed rate to variable rate customers, where fixed rate customers generally have lower rates of churn. The reduction in churn also reflects decreased sales activity by competitors as a result of COVID-19 related restrictions.

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

(in thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
RCEs at end of quarter:
Electricity customers	284	294	288	272	248
Natural gas customers	53	56	55	58	61
Total RCEs	337	350	343	330	309

RCEs increased 9.1% at December 31, 2020 compared to December 31, 2019 primarily due to our recent focus on adding higher consumption meters, warmer than average weather in 2020 and COVID-19 driven shift to work-from-home which increased per-meter consumption.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Cost of revenues:
Electricity	$197,038	$180,161	$16,877	9.4%
Natural gas	19,099	25,825	(6,726)	(26.0)
Others	859	—	859	nm
Total cost of revenues	$216,996	$205,986	$11,010	5.3%

	Year ended December 31,
	2020	2019	Change
Gross margin percentage:
Electricity	27.3%	27.0%	0.3%
Natural gas	43.1%	35.3%	7.8%
Others	-5.4%	—	-5.4%
Total gross margin percentage	28.9%	28.1%	0.8%

Cost of revenues for electricity increased in 2020 compared to 2019 primarily because of increases in electricity consumption partially offset by a decrease in the average unit cost of electricity. Electricity consumption by GRE's REPs' customers increased 18.7% in 2020 compared to 2019. The average unit cost of electricity decreased by 8.0% in 2020 compared to 2019. Gross margin on electricity sales increased in 2020 compared to 2019 because the average rate charged to customers decreased less than the decrease in the average unit cost of electricity.

Cost of revenues for natural gas decreased in 2020 compared to 2019 primarily because of decreases in total natural gas consumption and average unit cost of natural gas. Natural gas consumption by GRE’s REPs’ customers decreased by 6.7% in 2020 compared to 2019. The average unit cost of natural gas decreased 20.9% in 2020 compared to 2019. Gross margin on natural gas sales increased in 2020 compared to 2019 because the decrease in the average rate charged to customers decreased more than the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expense in 2020 compared to 2019 was primarily due to decreases in marketing and customer acquisition costs and employee-related costs partially offset by increase in provision for doubtful accounts and costs related to POR programs. Marketing and customer acquisition expenses decreased by $4.1 million in 2020 compared to 2019 due to reduced pace of customer acquisition activities related to COVID-19 related public health restrictions. Employee-related expenses slightly decreased by $0.1 million in 2020 compared to 2019 primarily due to a reduction in the number of employees. Provision for doubtful accounts and costs related to POR programs increased by $2.8 million in 2020 compared to 2019 as a result of entrance to non-POR markets (which led to an increase in the provision for doubtful accounts) and increase in revenue.  As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 18.6% in 2020 to 17.0% in 2019.

GRE International

GRE International holds our stakes in REPs outside of North America. These businesses currently include our stake in Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, and our controlling stake in Lumo, which operates in certain portions of Scandinavia. In the second quarter of 2020, we started commercial operations in Sweden through a wholly owned entity.

On October 8, 2020, the Company acquired 23.0% interest in Shoreditch that it did not previously own. The results of operations of GRE International include the accounts of Shoreditch from the date of acquisition through December 31, 2020.

Prior to the acquisition of the remaining 23.0% of Shoreditch, we accounted for our investment in Shoreditch under the equity method of accounting. Under this method we recorded our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred were not reflected in our consolidated revenue and expenses. The accounts of Shoreditch are consolidated to the consolidated financial statements after the acquisition.

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenues:
Electricity	$40,690	$16,406	$24,284	148.0%
Natural gas	8,320	—	8,320	nm
Others	638	189	449	237.6
Total revenues	49,648	16,595	33,053	199.2
Cost of revenue	42,488	16,267	26,221	161.2
Gross profit	7,160	328	6,832	nm
Selling, general and administrative expenses	14,792	8,461	6,331	74.8
Loss from operations	$(7,632)	$(8,133)	$501	(6.2)%
Equity in net loss of joint venture	$1,502	$4,440	$(2,938)	(66.2)%

nm — not meaningful

Meters served by GRE International's REPs, including Shoreditch, increased to 195,000 at December 31, 2020 from 127,000 at December 31, 2019 primarily as a result growth in Shoreditch's and Lumo Finlands's customer bases. The Company also started the commercial operations of Lumo Sweden and Genie Japan in second quarter of 2020 and second quarter of 2019, respectively.

RCEs of GRE International's REPs, including Shoreditch at December 31, 2020 increased to 103,000 from 65,000 at December 31, 2019 primarily from the increase in meters served as discussed above.

Revenue and Cost of Revenue. GRE International's revenues and cost of revenue increased in 2020 compared to 2019 primarily due to the consolidation of Shoreditch in October 2020, increase in meters served in Lumo Finland and the start of commercial operations of Lumo Sweden and Japan in the second quarter of 2020 and 2019, respectively. Shoreditch increased GREI's revenue and cost of revenue in 2020 by $22.4 million and $19.8 million, respectively. Meters served by Lumo Finland increased by 73.5% at December 31, 2020 compared to December 31, 2019.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2020 compared to 2019 was primarily due to the consolidation of Shoreditch in October 2020, increase in activity in level of operations in Lumo Finland and Japan and start of commercial operations of Lumo Sweden. Shoreditch increased GREI's selling, general and administrative expenses in 2020 by $4.9 million.

Equity in net loss of joint venture. Prior to the acquisition of the controlling interest in Shoreditch in October 2020,  we accounted our ownership interest in Shoreditch using the equity method since we had the ability to exercise significant influence over Shoreditch's operating and financial matters, although we did not control Shoreditch. As of October 7, 2020, the book value the Company's investment in Shoreditch was reduced to nil as a result of the Company's share in accumulated losses of Shoreditch using the equity method of accounting, and as result, the Company did not recognize a certain portion of its share in net losses Shoreditch prior to the acquisition in October 2020 as the Company had no obligation to fund the Shoreditch losses. The Company's share in Shoreditch’s net loss in 2020 was $1.5 million compared to $4.4 million in 2019. The decrease is primarily due to decrease in capital contributions to Shoreditch for the period from January 1, 2020 to October 7, 2020 compared to the year ended December 31, 2019.

GES Segment

The GES segment is composed of Prism, in which we acquired a 60.0% controlling interest in October 2018, Diversegy and Genie Solar.

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Revenue	$24,399	$12,085	$12,314	101.9%
Cost of revenue	22,143	10,139	12,004	118.4
Gross profit	2,256	1,946	310	15.9
Selling, general and administrative expenses	3,330	4,442	(1,112)	(25.0)
Impairment of customer relationship and goodwill	1,397	400	997	249.3
Loss from operations	$(2,471)	$(2,896)	$425	(14.7)%

Revenue.  GES's revenues increased in 2020 compared to 2019. The increase in revenues was the result of the delivery of a large number of orders at Prism particularly in the first half of 2020. Prism discontinued the relationship with its principal customer in the second quarter of 2020 resulting to decrease in GES revenues by 91.7% in the second half of 2020 compared to the first half of 2020. Revenue from Diversegy includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenue. Cost of revenues increased in 2020compared to 2019. The increase in cost of revenues primarily the result of a significant increase in deliveries of solar panels in 2020. Cost of revenue related to Diversegy included commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative and Impairment of Customer Relationship and Goodwill. Selling, general and administrative expenses decreased in 2020 compared to 2019 primarily because of the streamlining of operations of Prism in first quarter of 2020.

In March 2020, we initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank are collateralized by Prism's land and building and improvements. Prism's property, plant and equipment with a net book value of $2.8 million and notes payable with net book value of $0.9 million were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. In the first quarter of 2020, the Company recorded a $0.2 million write-down to fair value of certain property and equipment.

In second quarter of 2020, Prism renegotiated a contract with a customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operation.

In October 2020, Prism completed the sale of all assets held for sales and recorded a net loss from disposal of $0.3 million included in the selling, general and administrative expenses in the consolidated statements of operations. A portion of the net proceeds was used to settle the notes payable of Prism classified as liabilities held for sale at a carrying amount of $0.8 million.

In the fourth quarter of 2020, we recognized impairment charge of $0.4 million against the goodwill previously recognized when we acquired a controlling interest in Prism in October 2018 reducing the value of goodwill related to Prism to nil.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
General and administrative expense and loss from operations	$6,968	$6,323	$645	10.2

The increase in Corporate general and administrative expense in 2020 compared to 2019 was primarily due to expenses incurred by GOGAS related to the final testing of exploratory well in Golan Heights as discussed above, partially offset by decreases in stock-based compensation and professional and consulting fees. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased from 2.0% in 2019 to 1.8% in 2020.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.1 in 2020 and 2019. At December 31, 2020, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $1.7 million. The unrecognized compensation cost expected to be recognized over the average service period of 2.4 years.

As a percentage of our consolidated revenues, selling, general and administrative expense decreased from 23.0% in 2019 to 20.3% in 2020.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Income from operations	$19,337	$9,825	$9,512	96.8%
Interest income	190	448	(258)	(57.6)
Interest expense	(328)	(530)	202	(38.1)
Equity in the net loss of equity method investees	(1,443)	(4,830)	3,387	(70.1)
Gain on the consolidation of subsidiary	5,473	—	5,473	nm
Other income, net	639	1,066	(427)	(40.1)
Provision for from income taxes	(8,314)	(4,600)	(3,714)	80.7
Net income	15,554	1,379	14,175	1,027.9
Net (income) loss attributable to noncontrolling interests	(2,399)	2,796	(5,195)	(185.8)
Net income attributable to Genie Energy Ltd.	$13,155	$4,175	$8,980	215.1%

nm — not meaningful

Interest Income. The decrease in interest income in 2020 compared to 2019 was primarily due to a decrease in interest rates on cash and cash equivalents.

Interest Expense. The decrease in interest expense in 2020 compared to 2019 was primarily due to the settlement of a revolving line of credit in April 2020.

Other Income, net. Other expense, net in 2020 and 2019 consisted primarily foreign currency transaction gains and losses.

Provision for Income Taxes. The increase in provision for income tax in 2020 compared to 2019 is primarily due to the higher taxable income of GRE in 2020 compared to 2019.

Net (Income) Loss Attributable to Noncontrolling Interests. Income attributable to noncontrolling interest in 2020 was mainly consist of noncontrolling interest share in income resulting from write-off of intercompany payable of GOGAS entities within the Company. The income was offset by the share of noncontrolling interest in the losses mainly from Prism, Lumo Finland and Citizens Choice Energy. Loss attributable to noncontrolling interest in 2020 is primarily from the losses of Prism, Lumo Finland and Citizens Choice Energy.

Gain on Consolidation of Subsidiary. Gain on consolidation of subsidiary in 2020 was from the acquisition of the controlling interest of Shoreditch in October 2020. The gain pertains to the estimated fair value of the noncontrolling interest to Shoreditch immediately prior to acquisition. The carrying value of our investment in Shoreditch immediately before the acquisition was nil.

LIQUIDITY AND CAPITAL RESOURCES

General

In February 2021, a series of severe winter storms (collectively, Winter Storm Uri) struck the mid-western United States. The storm triggered unprecedented increases in electricity demand in combination with significant reductions in supply within the Electric Reliability Council of Texas ("ERCOT") service area. Wholesale electricity prices reached or exceeded maximum allowed clearing prices for sustained periods and rolling blackouts impacted millions of residential and commercial customers across the State of Texas.

In January and February of 2021, the Company experienced unprecedented price volatility in the Japanese and Texas markets. These events are expected to have an estimated adverse impact on the first quarter of 2021 consolidated result of operations of $2.5 million in Japan and $12.8 million to $14.0 million in Texas.

We currently expect that our cash flows from operations in the next twelve months and the $36.9 million balance of unrestricted cash and cash equivalents that we held at December 31, 2020 will be sufficient to meet our currently anticipated cash requirements for at least the period from January 1, 2021 to March 16, 2022.

At December 31, 2020, we had working capital (current assets less current liabilities) of $36.3 million.

	Year ended December 31,
(amounts in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$23,119	$15,118
Investing activities	(3,027)	(5,773)
Financing activities	(15,194)	(15,623)
Effect of exchange rate changes on cash and cash equivalents	(268)	1
Increase (decrease) in cash and cash equivalents	$4,630	$(6,277)

Operating Activities

Cash provided by continuing operating activities was $23.1 million and $15.8 million in the years ended December 31, 2020 and 2019, respectively. Net income from continuing operations after non-cash adjustments decreased cash flows by $28.4 million for 2020 compared to $15.7 million in 2019. The increase is primarily the result of favorable results of continuing operations in 2020 compared to the same period in 2019.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $5.0 million for 2020, compared to 2019. Changes in other assets decreased cash flows by $1.1 million for 2020, compared to 2019.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2020, we were in compliance with such covenants. At December 31, 2020, restricted cash—short-term of $0.5 million and trade accounts receivable of $47.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.7 million at December 31, 2020.

We had purchase commitments of $131.3 million at December 31, 2020, of which $85.3 million was for purchases of electricity.

Orbit Energy has an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit Energy until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Orbit Energy can enter into a forward hedge for its customers which protects Orbit Energy from mark-to-market fluctuations. Shell also provide extended payment facilities of an additional 30 days compared to the U.K. payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by Orbit Energy's shares. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At December 31, 2020, Orbit Energy was in compliance with such covenants.  At December 31, 2020, Shoreditch was in compliance with all such covenants. At December 31, 2020, Shoreditch total liability to Shell was $7.0 million, which is included in trade accounts payable and accrued expenses in the consolidated balance sheet.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. ("GEUK), entered into a definitive agreement to launch Shoreditch, a joint venture to offer electricity and natural gas service to residential and small business customers in the United Kingdom, using the trade name Orbit Energy. In 2020 and 2019, the Company contributed $1.5 million and $3.2 million, respectively, to Shoreditch.

On October 8, 2020, the Company entered into an agreement (the “Purchase Agreement”) with Energy Global Investments Pty Ltd ("EGC") under which  GEUK purchased EGC’s remaining interest in Shoreditch, in exchange for a cash payment of £1.3 million (equivalent to $1.7 million on the date of closing) offset by £0.2 million (equivalent to $0.2 million on the date of closing) in amounts owing from EGC to the Company under a loan provided to EGC in 2018 related to EGC’s capital contributions to Shoreditch. Prior to October 8, 2020, the net book value of the Company's investment in Shoreditch was nil. Following the transaction, Shoreditch is a wholly-owned subsidiary of GEUK. Shoreditch had $2.7 million of cash at the date of acquisition.

In December 2020, the Company invested $5.0 million in the Class B common stocks of Rafael Holdings, Inc., a publicly-traded company ("Rafael"). Rafael also issued warrants to purchase an additional 43,649 of Rafael's Class B common stock at $22.91 per share up to June 6, 2022. The Company does not exercise significant influence over the operating or financial policies of Rafael.

In March 2020, the Company initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank were collateralized by Prism's land, building and improvements. In the first quarter of 2020, Prism's property, plant and equipment and notes payable were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell. In the first quarter of 2020, the Company recorded a $0.2 million write-down to the fair value of certain property and equipment.

In October 2020, the Prism completed the sale of all assets held for sale with an aggregate proceed $2.7 million of and recorded a net loss from disposal of $0.3 million included in the selling, general and administrative expenses in the consolidated statements of operations. In October 2020, Prism settled the 4.75% notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.9 million.

Our capital expenditures were $0.2 million and $0.4 million in 2020 and 2019, respectively. We currently anticipate that our total capital expenditures in the year ending December 31, 2021 will be between $0.5 million and $1.0 million.

In connection with the acquisition of Lumo Finland in January 2019, the Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Finland Closing Date and ending three years later.

Financing Activities

In each of 2020 and 2019, we paid aggregate Base Dividends per share of $0.6376 on our Series 2012-A Preferred Stock. The aggregate preferred stock dividends paid in each of 2020 and 2019 were $1.5 million. On February 18, 2021, we paid a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2020 to stockholders of record as of the close of business on February 6, 2021.

In 2020 and 2019, we paid aggregate dividends per share of $0.33 and $0.30, respectively, to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in 2020 and 2019 were $8.7 million and $8.1 million, respectively.

As announced on March 11, 2021, we suspended our dividends on our common stock to rebuild our cash position in light of the losses incurred from the effects of Winter Storm Uri as discussed above.

In 2020, we received minimal proceeds from the exercise of stock options for which we issued 4,133 shares of our Class B common stock. In 2019, we received $1.4 million from the exercise of stock options for which we issued 205,350 shares of our Class B common stock.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2020, we acquired 233,602 Class B common stock under the stock repurchase program for an aggregate amount of 1.7 million. In 2019, we acquired 732,869 Class B common stock under the repurchase program for an aggregate amount of $5.6 million. At December 31, 2020, 5.9 million shares remained available for repurchase under the stock repurchase program.

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a  ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest matured on November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to March 13, 2021. At September 30, 2020, $1.4 million was outstanding under the May 2020 Loan. At December 31, 2020, the effective interest rate was 3.0%.

On December 5, 2019, we entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. On December 8, 2020, we entered into the second amendment of its existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of December 31, 2020, JP Morgan Chase Bank issued $2.3 million letter of credit from the Credit Line. As of December 31, 2020, none of the letters of credits were drawn upon. At December 31, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20.0 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurs interest at LIBOR plus 4.5% per annum. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest matured on April 3, 2020. In April 2020, the revolving line of credit expired and we paid outstanding balance of $3.5 million.

On December 11, 2019, Prism refinance the 5.95% notes payable to Catskill Hudson Bank that were due in November 2019. The outstanding balance of notes payable of  $0.9 million December 11, 2019 was payable in monthly equal installments for period of ten years. The outstanding principal amount incurred fixed interest at 4.75% per annum. The notes payable were secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale. On October 16, 2020, Prism settled the notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.8 million

In 2020, we paid $0.5 million to repurchase 58,650 shares of our Class B common stock, and, in 2019, we paid $0.5 million to repurchase 48,197 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Series 2012-A Preferred Stock

At December 31, 2020, there were 2.3 million shares of our Series 2012-A Preferred Stock issued and outstanding with an aggregate liquidation preference of $19.7 million. Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

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

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million worth of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There was no redemption under this program in 2020.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at December 31, 2020:

Payments Due by Period

(amounts in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Purchase obligations	$85,283	$51,223	$33,178	$882	$—
Renewable energy credits purchase obligations	45,968	18,195	26,643	1,130	—
Loan payable	1,453	1,453	—	—	—
Operating leases	5,387	1,517	2,340	458	1,072
Other liabilities (1) (2) (3)	30	30	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (4) (5) (6)	$138,121	$72,418	$62,161	$2,470	$1,072

(1)

The above table does not include amounts related to call option in the amount of $0.1 million in connection with the acquisition of Smile Energy due to the uncertainty of the amount and/or timing of any such payments.

(2)	The above table does not include amounts related to call option and a put option related to the noncontrolling interest in connection with the acquisition of Lumo Finland due to the uncertainty of the amount and/or timing of any such payments.
(3)	The above table does not include the financing made available to New Atid of up to $0.4 million due to the uncertainty of the amount and/or timing of any financing to be provided.
(4)	The above table does not include an aggregate of $13.7 million in performance bonds at December 31, 2020 due to the uncertainty of the amount and/or timing of any payments.
(5)	The above table does not include an aggregate of $2.3 million in letters of credit issued by JP Morgan Chare to the Company as of December 31, 2020 due to the uncertainty of the amount and/or timing of any payments. None of the letters of credit were used as of December 31, 2019.
(6)

The above table does not include our unrecognized income tax benefits for uncertain tax positions at December 31, 2020 of $2.5 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2020, the Company had outstanding aggregate performance bonds of $13.7 million and $2.3 million of unused letters of credit.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2020 had remained the same as in 2019, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $4.9 million in 2020 and our gross profit from natural gas sales would have decreased by $1.3 million in 2020.

Hypothetically, for our GRE International segment, if our gross profit per unit in 2020 had remained the same as in 2019, our gross profit from electricity sales would have decreased by $6.6 million in 2020.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these swaps or options, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. Refer to Note 5 – Derivative Instruments, for details of the hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2020 due to the material weakness described below.

Management's Annual Report on Internal Control Over Financial Reporting

We, the management of Genie Energy Ltd. and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2020. Based on our evaluation, our principal executive officer and principal financial officer concluded that the review of our income tax provision was not designed and maintained at an appropriate level of precision to prevent or detect a material misstatement on a timely basis. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Notwithstanding the material weaknesses discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management Action Plan and Progress to Date

In response to the material weaknesses, we have taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. Management has formed multiple aspects of an overall remediation plan, which will be implemented in the second quarter of 2021.

The preliminary plan includes:

  Engaging a third party tax consultant with specific expertise in international taxation and business acquisitions; and

  Perform a formal detailed review of tax implications for all business acquisitions as part of the management review and diligence process.

Acquisition of Shoreditch

We acquired a controlling interest in Shoreditch in October 2020. Management has excluded the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal controls over financial reporting as of December 31, 2020. Shoreditch constituted 24.8% and 12.9% of our total assets and net assets, respectively, as of December 31, 2020, and 5.9% of our consolidated revenue for the year then ended.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

James A. Courter — Vice Chairman of the Board of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(4)	Third Amended and Restated Employment Agreement, effective as of January 1, 2021, between the Registrant and Avi Goldin.

10.02(5)	2011 Stock Option and Incentive Plan of Genie Energy Ltd., as Amended and Restated.

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)	Incorporated by reference to Form 8-K filed March 19, 2021.

(4)	Incorporated by reference to Form 8-K, filed November 6, 2020.

(5)	Incorporated by reference to the Schedule 14A, filed April 28, 2020.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board and Director	March 16, 2021
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 16, 2021
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 16, 2021
Avi Goldin	Principal Accounting Officer)

/s/ James A. Courter	Vice Chairman of the Board and Director	March 16, 2021
James A. Courter

/s/ W. Wesley Perry	Director	March 16, 2021
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 16, 2021
Alan B. Rosenthal

/s/ Allan Sass	Director	March 16, 2021
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as “the consolidated financial statements) and our report dated March 16, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures”, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying “Item 9A. Controls and Procedures”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shoreditch Energy Limited  (“Shoreditch”), which was acquired on October 8, 2020, and which is included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the period then ended. Shoreditch constituted 24.8% and 12.9% of total assets and net assets, respectively, as of December 31, 2020 and 5.9% of revenues, for the period then ended. Management did not assess the effectiveness of internal control over financial reporting of Shoreditch because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Shoreditch.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 16, 2021 on those financial statements.

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

March 16, 2021

GENIE ENERGY LTD.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unbilled Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from units of electricity and natural gas delivered, but not invoiced (“unbilled revenue”) based on estimated amounts customers will be billed for services rendered from the time meters were last read to the end of the reporting period. The unbilled revenue is estimated based on available per day usage data, the number of unbilled days in the period adjusted for seasonality-based cooling and heating degree-days and historical trends. Revenue from the sale of units of electricity and natural gas recognized for the year amounted to approximately $353.5 million in 2020, including approximately $26.0 million of unbilled revenue.

We identified estimated unbilled revenue as a critical audit matter. Our principal considerations included management’s significant estimates and inputs, including available per day usage data, the number of unbilled days in the period adjusted for seasonality-based cooling and heating degree-days and historical trends. Because changes in those estimates could have a material effect on the amount of unbilled revenue, auditing these significant estimates and inputs involved a high degree of auditor judgement and effort in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of certain controls related to management’s process to estimate and record unbilled revenue.
  Assessing management’s inputs in the estimate such as per day, year over year usage data, the number of unbilled days in the period and seasonality adjustments for reasonableness.
  Evaluating the reasonableness of the unbilled revenue during the year by comparing the estimated unbilled revenue from sale of units of electricity and natural gas to revenue billed in the subsequent period. In cases where estimated revenue by product was significantly higher or lower than expected, we obtained further explanations and corroborating supporting documentation to evaluate the impact to the estimated unbilled revenue.

/s/ BDO USA LLP

We have served as the Company’s auditor since 2019.

BDO USA, LLP

Woodbridge, New Jersey
March 16, 2021

GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
(in thousands, except per share amounts)	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,913	$31,242
Restricted cash—short-term	6,271	6,792
Marketable equity securities	5,089	—
Trade accounts receivable, net of allowance for doubtful accounts of $8,793 and $2,631 at December 31, 2020 and 2019, respectively	60,778	49,822
Inventory	16,930	16,632
Prepaid expenses	4,633	6,318
Other current assets	3,206	2,133
TOTAL CURRENT ASSETS	133,820	112,939
Property and equipment, net	259	3,607
Goodwill	25,929	12,135
Other intangibles, net	11,645	6,837
Investment in equity method investees	747	675
Restricted cash—long-term	—	520
Deferred income tax assets, net	4,882	12,154
Other assets	10,057	7,377
TOTAL ASSETS	$187,339	$156,244
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Loans payable	$1,453	$921
Trade accounts payable	43,005	24,387
Accrued expenses	42,762	26,116
Contract liability	5,609	13,426
Income taxes payable	1,893	1,591
Due to IDT Corporation	257	381
Short-term revolving line of credit	—	2,514
Other current liabilities	2,494	2,820
TOTAL CURRENT LIABILITIES	97,473	72,156
Long-term notes payable	—	777
Other liabilities	3,787	2,381
TOTAL LIABILITIES	101,260	75,314
Commitments and contingencies (Note 15 and Note 16)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at December 31, 2020 and 2019	19,743	19,743
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2020 and 2019	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 25,966 and 25,785 shares issued and 24,646 and 24,755 shares outstanding at December 31, 2020 and 2019, respectively	260	258
Additional paid-in capital	140,746	139,615
Treasury stock, at cost, consisting of 1,320 and 1,030 shares of Class B common at December 31, 2020 and 2019, respectively	(9,839)	(7,675)
Accumulated other comprehensive income	3,827	2,519
Accumulated deficit	(56,658)	(59,671)
Total Genie Energy Ltd. stockholders’ equity	98,095	94,805
Noncontrolling interests:
Noncontrolling interests	(12,016)	(13,875)
TOTAL EQUITY	86,079	80,930
TOTAL LIABILITIES AND EQUITY	$187,339	$156,244

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2020	2019
REVENUES:
Electricity	$311,578	$263,091
Natural gas	41,881	39,926
Other	25,853	12,274
Total revenues	379,312	315,291
Cost of revenues	281,627	232,392
GROSS PROFIT	97,685	82,899
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	76,951	72,674
Impairment of assets	1,397	400
Income from operations	19,337	9,825
Interest income	190	448
Interest expense	(328)	(530)
Equity in the net loss in equity method investees	(1,443)	(4,830)
Gain on acquisition of a subsidiary	5,473	—
Other income, net	639	1,066
Income before income taxes	23,868	5,979
Provision for income taxes	(8,314)	(4,600)
NET INCOME	15,554	1,379
Net (income) loss attributable to noncontrolling interests	(2,399)	2,796
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	13,155	4,175
Dividends on preferred stock	(1,481)	(1,481)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$11,674	$2,694

Earnings per share attributed to Genie Energy Ltd. common stockholder
Basic	$0.45	$0.10
Diluted	$0.44	$0.10

Weighted-average number of shares used in the calculation of earnings per share
Basic	26,109	26,607
Diluted	26,813	27,464

Dividends declared per common share	$0.33	$0.30
(i) Stock-based compensation included in selling, general and administrative expenses	$1,134	$1,102

See accompanying notes to consolidated financial statements.

F-4

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2020	2019
NET INCOME	$15,554	$1,379
Other comprehensive income (loss):
Foreign currency translation adjustments	792	(519)
COMPREHENSIVE INCOME	16,346	860
Comprehensive (loss) income attributable to noncontrolling interests	(1,877)	3,243
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$14,469	$4,103

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2018	2,322	$19,743	1,574	$16	25,544	$255	$136,629	$(1,624)	$2,591	$(53,939)	$(11,009)	$92,662
Adoption of ASU 2018-07	—	—	—	—	—	—	312	—	—	(312)	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,114)	—	(8,114)
Purchase of Lumo	—	—	—	—	—	—	—	—	—	—	410	410
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(467)	—	—	—	(467)
Stock-based compensation	—	—	—	—	36	1	1,102	—	—	—	—	1,103
Options issued to Howard S. Jonas	—	—	—	—	—	—	325	—	—	—	—	325
Exercise of stock options	—	—	—	—	205	2	1,405	—	—	—	—	1,407

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(5,584)	—	—	—	(5,584)
Purchase of equity of subsidiary	—	—	—	—	—	—	(158)	—	—	—	(33)	(191)
Other comprehensive loss	—	—	—	—	—	—	—	—	(72)	—	(447)	(519)
Net income for the year ended December 31, 2019	—	—	—	—	—	—	—	—	—	4,175	(2,796)	1,379
BALANCE AT DECEMBER 31, 2019	2,322	19,743	1,574	16	25,785	258	139,615	(7,675)	2,519	(59,671)	(13,875)	80,930
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)
Dividends on common stock ($0.33 per share)	—	—	—	—	—	—	—	—	—	(8,661)	—	(8,661)
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(460)	—	—	—	(460)
Stock-based compensation	—	—	—	—	22	2	1,132	—	—	—	—	1,134
Exercise of stock options	—	—	—	—	4	—	28	—	—	—	—	28
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,704)	—	—	—	(1,704)
Purchase of equity of subsidiaries	—	—	—	—	—	—	(29)	—	—	—	74	45
Other comprehensive loss	—	—	—	—	—	—	—	—	1,314	—	(522)	792
Net income for the year ended December 31, 2020	—	—	—	—	—	—	—	—	—	13,155	2,399	15,554
BALANCE AT DECEMBER 31, 2020	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019

OPERATING ACTIVITIES
Net income	$15,554	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,548	3,627
Deferred income taxes	7,272	3,471
Provision for doubtful accounts receivable	3,734	658
Impairment of assets	1,397	400
Stock-based compensation	1,134	1,102
Equity in the net loss of equity method investees	1,443	4,830
Loss on sale disposal of assets, net	262	—
Gain on consolidation of subsidiary	(5,473)	—
Unrealized gain on marketable equity securities and investment	(348)	—
Gain on deconsolidation of subsidiaries	(98)	—
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(6,681)	(12,041)
Inventory	(298)	(6,739)
Prepaid expenses	1,714	(124)
Other current assets and other assets	(3,208)	1,137
Trade accounts payable, accrued expenses and other current liabilities	15,950	5,506
Contract liability	(12,961)	12,271
Due to IDT Corporation	(124)	147
Income taxes payable	302	128
Net cash provided by operating activities	23,119	15,752
INVESTING ACTIVITIES
Capital expenditures	(167)	(404)
Investments in notes receivable	—	(214)
Proceeds from sale of assets	2,672	—
Purchase of marketable equity security and investment	(5,000)	—
Cash acquired from acquisition of Shoreditch, net of cash payment	958	—
Payment for acquisition of Lumo Energia, net of cash acquired	—	(2,044)
Repayment of notes receivable	12	124
Investments in equity method investees	(1,502)	(3,235)
Net cash used in investing activities	(3,027)	(5,773)
FINANCING ACTIVITIES
Dividends paid	(10,142)	(9,595)
Purchases of Class B common stock	(1,704)	(5,584)
Repayment of short-term debt—Lumo Energia	—	(2,260)
Repayment of notes payable	(867)	(45)
Proceeds from exercise of stock options	28	1,407
Proceeds from revolving line of credit	1,000	—
Repayment of revolving line of credit	(3,514)	—
Proceeds from loan	1,395	921
Repayment of loan payable	(930)	—
Repurchases of Class B common stock from employees	(460)	(467)
Net cash used in financing activities	(15,194)	(15,623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(268)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	4,630	(5,643)
Cash, cash equivalents and restricted cash at beginning of year	38,554	44,197
Cash, cash equivalents and restricted cash at end of year	$43,184	$38,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$333	$529
Cash payments made for income taxes	$741	$702

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 100% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Energy International LLC ("GRE International" or "GREI"), and 100% of Genie Energy Services ("GES"). The “Company” in these financial statements refers to Genie, GRE, GRE International and GES and their respective subsidiaries, on a consolidated basis.

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

GRE International holds the Company's 100% interest (which was 77.0% prior to October 8, 2020) in Shoreditch Energy Limited (see Note 2), a REP that serves customers in the United Kingdom under the name Orbit Energy, and its 98.8% interest in venture in Japan, which launched commercial operations in second quarter of 2019, the Company's 92.5% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland, and its 100% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden.

GES oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management and Genie Solar Energy, a rooftop solar system sales and general contracting company.

In December 2020, Afek Oil & Gas Ltd., the oil and gas exploration project in the Golan Heights in Northern Israel (“Afek”), completed the final planned testing on one of its completed exploratory wells. The test was conducted as prior analysis indicated that a zone within the well potentially contained evidence of hydrocarbons at levels sufficient to warrant additional testing. After analyzing the results of the test and subsequent activity, as no traces of light oil were found. As a result, Afek ceased operations. The related assets, liabilities, results of operations and cash flows are combined with corporate for all periods presented.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47.7% and 46.9% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2020 and 2019, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2020 and 2019. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 14). All significant intercompany accounts and transactions between the consolidated entities are eliminated. See Note 2, Acquisitions, for details of the new subsidiaries included in the consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include revenues, marketable equity securities and other investments, accounts receivables, allowances for doubtful accounts receivable, net realizable value of inventories, valuation of intangible assets, depreciation and amortization periods for long-lived assets,  valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, valuation of debt instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results may differ from those estimates.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from the Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods. GRE and Genie Japan records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

Revenues from Shoreditch are accrued based on an estimate of the quantity in units of electricity or natural gas supplied to customers by profile class. The estimate is made using historical consumption patterns, industry estimated consumption rates, and takes into consideration industry reconciliation processes.

Utility companies in the U.S. offer purchase of receivable, or POR, programs in most of the service territories in which the Company operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract was $0.8 million in each of the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019 customer acquisition costs of $0.6 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.8 million and $0.6 million of amortization of capitalized customer acquisition cost, for the years ended December 31, 2020 and 2019, respectively. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

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

Revenues from sales of solar panels are included under the Other Revenues in the consolidated statements of operations.

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2020
Fixed rate	$145,370	$12,837	$—	$158,207
Variable rate	166,208	29,044	—	195,252
Other	—	—	25,853	25,853
Total	$311,578	$41,881	$25,853	$379,312

For the year ended December 31, 2019
Fixed rate	$108,523	$4,001	$—	$112,524
Variable rate	154,568	35,925	—	190,493
Other	—	—	12,274	12,274
Total	$263,091	$39,926	$12,274	$315,291

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2020
Non-Commercial Channel	$262,587	$36,452	$—	$299,039
Commercial Channel	48,991	5,379	—	54,370
Other	—	—	25,853	25,853
Total	$311,578	$41,831	$25,853	$379,262

For the year ended December 31, 2019
Non-Commercial Channel	$232,511	$33,979	$—	$266,490
Commercial Channel	30,580	5,947	—	36,527
Other	—	—	12,274	12,274
Total	$263,091	$39,926	$12,274	$315,291

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

Customers of Shoreditch can elect to be on a budget plan. Under this type of plan, a monthly installment amount is calculated based on estimated annual usage. Contract liabilities are adjusted monthly based on actual and estimated usage of the customers. Annually, the budget plan is reconciled to actual annual usage.

The following table summarized the changes in the liabilities for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
	(in thousands)
Contract liability, beginning	$13,426	$1,137
Recognition of revenue included in the beginning of year contract liability	(13,147)	(635)
Contract liabilities from the acquisition of Shoreditch	5,152	—
Additions during the period, net of revenue recognized during the period	178	12,924
Contract liability, end	$5,609	$13,426

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$36,913	$31,242
Restricted cash—short-term	6,271	6,792
Restricted cash—long-term	—	520
Total cash, cash equivalents, and restricted cash	$43,184	$38,554

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16) and Credit Agreement with JPMorgan Chase (see Note 10).

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Equity Securities and Other Investment

Marketable equity securities that are traded in the public market are carried at fair value using the quoted price at the end of each reporting period. Investments in warrants to purchase additional equity securities are carried at their fair value using Black-Scholes valuation model. Changes in the fair value are recorded as unrealized gains or losses on investments in the consolidated statements of operations.

In December 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stocks of Rafael Holdings, Inc., a publicly-traded company ("Rafael"), also a related party (See Note 17). Rafael also issued warrants to purchase an additional 43,649 of Rafael's Class B common stock at $22.91 per share up to June 6, 2022. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the year ended December 31, 2020, the Company recognized unrealized gain on investment of $0.3 million. At December 31, 2020, the carrying values of investments in the common stock and warrants were $5.1 million and $0.3 million, respectively. The investment in the warrants is included in the other current assets account in the consolidated balance sheet. For the year ended December 31, 2020, the Company recognized $0.3 million unrealized gain from marketable securities and other investments, included in other income, net in the consolidated statement of operations.

The fair value of the warrants was estimated at December 31, 2020 using a Black-Scholes valuation model and the assumptions in the following table (dollar amount in thousands).

Risk-free interest rate	0.11%
Expected dividend yield	—
Expected volatility	72.71%
Expected term	0.75 year
Fair value of the warrants	$5.93

In determining the value of the investment in the warrants, the Company considered that Rafael has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on the historical volatility of Rafael’s stock price. The expected life of the warrants is estimated based on the exercise period. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect as of December 31, 2020 with a remaining term similar to the expected life of the warrants.

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

Inventories consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Natural gas	$1,021	$1,052
Renewable credits	15,574	14,940
Solar Panels:
Finished goods	335	424
Raw materials	—	216
Total solar panels inventory	335	640
Totals	$16,930	$16,632
F-12

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

The fair value of patents and trademarks, non-compete agreements and customer relationships acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: patents and trademarks are amortized on a straight-line basis over 5 to 20-year period; non-compete agreements are amortized on a straight-line basis over 2 to 3-year term; and customer relationships are amortized ratably over at 2 to 9-year period.

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

For each acquisition, the Company undertakes a detailed review to identify other intangibles assets and a valuation is performed for all such identified assets. The Company uses several market participant measures to determine estimated value. This approach includes consideration of similar recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible asset value that the Company acquired is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, non-compete agreements, trademarks, patents as well as licenses.  If the actual results differ from the estimates, the amount recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expenses of finite-lived intangible assets.

Goodwill and Indefinite Lived Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

The Company has three reportable segments with four underlying reporting units: GRE, GRE International, and GES, which is comprised of Prism and Diversegy.

The fair value of each reporting unit is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs its annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, the Company has the option, for any or all of its reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.

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

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

Due to the volatility of electricity and natural gas prices, GRE and GRE International enter into futures contracts, swaps and put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the futures contracts, swaps and put and call options are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Cost of revenues” in the consolidated statements of operations.

In addition to the above, GRE and GRE International utilize forward physical delivery contracts for a portion of their purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE and GRE International apply the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, thereby these contracts are not adjusted to fair value. GRE and GRE International also apply the normal purchase and normal sale accounting treatment to forward contracts for the physical delivery of electricity in nodal energy markets that result in locational marginal pricing charges or credits, since this does not constitute a net settlement, even when legal title to the electricity is conveyed to the ISO during transmission. Accordingly, GRE and GRE International recognize revenue from customer sales, and the related cost of revenues, at the contracted price, as electricity and natural gas is delivered to retail customers.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. The related minimal amount of shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $0.2 million and $0.3 million were recorded in selling, general and administrative expense during the years ended December 31, 2020 and 2019, respectively.

Foreign Currency

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income” in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other (expense) income, net” in the consolidated statements of operations.

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expense in the period in which it is incurred. In the years ended December 31, 2020 and 2019, advertising expense included in selling, general and administrative expense was $6.8 million and $4.1 million, respectively.

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

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income or loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock issued and outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2020	2019
	(in thousands)
Basic weighted-average number of shares	$26,109	$26,607
Effect of dilutive securities
Stock options and warrants	628	718
Non-vested restricted Class B common stock	76	139
Diluted weighted-average number of shares	$26,813	$27,464

The following shares were excluded from the diluted earnings per share computations:

	Year ended December 31,
(in thousands)	2020	2019
Shares underlying stock options	112	126
Non-vested deferred stock units	610	—

Stock options were excluded from the diluted earnings per share computation in the years ended December 31, 2020 and 2019 because the exercise prices of the stock options were greater than the average market prices of the Company's Class B common stock during the periods.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units was not met as of December 31, 2020.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company recognizes compensation expense for grants of stock-based awards to its employees based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the requisite service period, which approximates the vesting period. Stock-based compensation is included in selling, general and administrative expense. Forfeitures of equity grants are recognized as incurred.

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

There was no single customer accounted for 10% or greater of the Company’s consolidated gross trade accounts receivables and revenues at and for the years ended December 31, 2020 and 2019.

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2020
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$2,631	$3,734	$2,428	$8,793
Year ended December 31, 2019
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$2,003	$658	$(30)	$2,631

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. The ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted but requires simultaneous adoption of all provisions of this guidance. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 2 — Acquisitions

Acquisition of  Controlling Interest of Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., under the trade name Orbit Energy. In second quarter of 2020, the Company contributed $1.5 million to Shoreditch, which increased GEUK's total contribution to $9.5 million as of October 8, 2020. Prior to October 8, 2020, the Company owns 77.0% of the outstanding equity of Shoreditch.

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

On October 8, 2020, the Company entered into an agreement (the “Purchase Agreement”) with EGC under which GEUK purchased EGC’s remaining interest in Shoreditch, in exchange for a cash payment of £1.3 million (equivalent to $1.7 million on the date of closing) offset by £0.2 million (equivalent to $0.2 million on the date of closing) in amounts owing from EGC to the Company under a loan provided to EGC in 2018 related to EGC’s capital contributions to Shoreditch. Prior to October 8, 2020, the estimated fair value and net book value of the Company's investment in Shoreditch was $5.5 million and nil, respectively. Following the transaction, Shoreditch is a wholly-owned subsidiary of GEUK.

Following the transaction, EGC has no rights in the management of Shoreditch and GEUK has complete control over the activities of Shoreditch.

The Company recorded revenue for Shoreditch of approximately $22.4million in its consolidated statements of operations and comprehensive income for the period from the acquisition date through December 31, 2020. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted a preliminary assessment of assets and liabilities related to the acquisition of Shoreditch. The impact of the acquisition's purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (amounts in thousands):

Cash	$2,681
Trade accounts receivable	8,008
Other current assets	843
Intangible assets:
Trademark (10-year useful life)	1,594
Non-compete agreements (2-year useful life)	1,956
Customer relationship (2-year useful life)	3,620
Goodwill	13,426
Other assets	657
Accounts payable and other current liabilities	(20,490)
Contract liabilities	(5,152)
Net assets	$7,143

Goodwill was allocated to the GRE International segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The Company recognized a gain of $5.5 million upon consolidation of Shoreditch in the consolidated statement of operations for the year ended December 31, 2020, pertaining to the estimated fair value of the Company's noncontrolling interest prior to the acquisition, which is based on the amount paid by the Company for the remaining 23.0% of Shoreditch. The net book value of the Company's investments in Shoreditch was nil immediately prior to the acquisition.

Acquisition of Lumo Energia, Oyj

On January 2, 2019 (the “Lumo Closing Date”), pursuant to Stock Purchase Agreement dated December 17, 2018, the Company completed the purchase of an 80.0% controlling interest in Lumo Finland, a Finnish public limited company. The Company paid the sellers a total of €1.6 million (equivalent to $1.9 million). The Company contributed €1.3 million (equivalent to $1.5 million) as a capital loan to fund Lumo Finland's working capital requirements. The Company also provided Lumo Finland with a secured loan for €2.0 million (equivalent to $2.3 million) to pay off and replace Lumo's remaining debt. The secured loan is payable in 4 years from inception and bears interest at annual rate of 4.0%, payable monthly. The Company also issued 176,104 shares of its class B common stock to certain of the sellers which are subject to restrictions as described in the agreement (the "Lumo Restricted Shares"). The Lumo Restricted Shares are subject to vesting conditions related to employment and services to be provided by the recipients of up to two years following the Lumo Closing Date. The Lumo Restricted Shares are accounted for as a share-based compensation and are amortized over the vesting period of two years.

In November 2019, the Company acquired an additional 9.0% interest in Lumo Finland for $0.2 million, increasing its aggregate ownership to 89.0%. In January 2020, Lumo Finland paid off half of the secured loan to GREI through the issuance of additional shares which resulted in GREI's interest in Lumo Finland increasing to 92.5%.

Two-thirds of the remaining 7.5% noncontrolling interest retained by the sellers vested in January 2020 and 2021, with the balance subject to restrictions, which will lapse in January 2022, subject to employment and service conditions.

The Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Closing Date and ending three years later.

The sellers, as a group, have a one-time option to sell a portion or all of their Lumo Finland interests to the Company, which subject to certain conditions, may be exercised on one occasion only, at any time during the two-year period beginning at the fourth anniversary of the Lumo Closing Date.

The Company recorded revenue for Lumo Finland of approximately $17.8 million  and $15.2 million in its consolidated statements of operations and comprehensive income for the years ended December 31, 2020 and 2019, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted an assessment of assets and liabilities related to the acquisition of Lumo Finland. The impact of the acquisition's purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2020 and 2019 as if the acquisitions of Shoreditch had been completed as of the beginning of 2019. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible assets amortization, and  (ii) timing of recognition for certain expenses that will not be recurring in the post-acquisition period. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

	Year ended December 31,
	2020	2019
	(in thousands)
Total revenues	$430,718	$346,092
Net income (loss)	1,473	(237)
Net (loss) income attributable to Genie Energy Ltd. common stockholders	(925)	1,077
Earnings (loss) per share attributable to Genie energy Ltd. common stockholders
Basic	(0.09)	0.04
Diluted	(0.09)	0.04
F-19

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2020
Assets:
Marketable equity securities	$5,089	$—	$—	$5,089
Other current assets (Investment in warrants)	—	—	259	259
Derivative contracts	$1,237	$118	$—	$1,355
Liabilities:
Derivative contracts	$286	$—	$—	$286
December 31, 2019
Assets:
Derivative contracts	$5	$322	$—	$327
Liabilities:
Derivative contracts	$1,569	$410	$—	$1,979

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

Restricted cash — short-term and long-term, trade receivables, due to IDT Corporation and accounts payable. At December 31, 2020 and 2019, the carrying amount of these assets and liabilities approximated fair value due to short-term nature. The fair value estimate for restricted cash — short-term and long-term were classified as Level 1 and other current assets, due to IDT Corporation and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets, revolving line of credit and notes payable. At December 31, 2020 and 2019, other assets included notes receivable. At December 31, 2020, the outstanding balance of the sellers of Lumo Finland's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amounts of the note receivable, revolving line of credit and notes payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2020
Impairment of long-lived assets	$—	$—	$1,397	$1,397
December 31, 2019
Impairment of goodwill	$—	$—	$400	$400

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019.

The primary non-recurring fair value estimates typically involve business acquisitions (Note 2) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing (Note 9), which involves Level 3 inputs, and asset impairments (Note 2) which utilize Level 3 inputs.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as economic hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2020 and 2019, GRE’s swaps and options were traded on the New York Mercantile Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2020 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2021	229,776	188,850
Second quarter 2021	51,200	127,850
Third quarter 2021	147,888	94,950
Fourth quarter 2021	16,800	90,000
First quarter 2022	—	85,000
Second quarter 2022	—	52,500
Third quarter 2022	—	17,890
Fourth quarter 2022	—	18,700
First quarter 2023	—	21,500
Second quarter 2023	—	9,450
Third quarter 2023	—	5,500
Fourth quarter 2023	—	5,400
First quarter 2024	—	1,100

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2020	2019
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$1,338	$324
Energy contracts and options	Other assets	17	3
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$1,355	$327

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$245	$1,909
Energy Contracts and options	Other liabilities	41	70
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$286	$1,979

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Loss Recognized on Derivatives
		Year ended December 31,
(in thousands)		2020	2019
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$26,814	$24,810

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2021 and 2030. The Company has no finance leases.

The Company adopted ASU No. 2016-02, Leases (Topic 842) as of January 1, 2019 using a modified retrospective transition method. The financial results reported in periods prior to January 1, 2019 are not adjusted. At January 1, 2019, the Company recognized $2.4 million of Right-of-Use ("ROU") assets related to the Company's operating leases. The Company also recognized $0.4 million and $2.0 million of current and noncurrent lease liabilities, included in other current liabilities and other liabilities in the consolidated balance sheets. ROU assets were included under other assets in the consolidated balance sheet.

The Company determines if a contract is a lease at inception. ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a fully collateralized and fully amortizing borrowing with maturity date the same length of the lease that is based on information available at the lease commencement date. ROU assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company use the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

	December 31,
	2020	2019
	(in thousands)
ROU assets	$4,409	$2,357

Current portion of operating lease liabilities	$1,327	$479
Noncurrent portion of operating lease liabilities	3,233	1,917
Total	$4,560	$2,396

At December 31, 2020, the weighted average remaining lease term is 5.0 years and the weighted average discount rate is 5.8%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2020 and 2019 are as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$1,200	$883

ROU assets obtained in the exchange for lease liabilities
Operating leases	$2,568	$301

Future lease payments under operating leases as of December 31, 2020 were as follows:

(in thousands)
2021	1,517
2022	1,185
2023	1,155
2024	225
2025	233
Thereafter	1,072
Total future lease payments	5,387
Less imputed interest	827
Total operating lease liabilities	$4,560

Rental expenses under operating leases were $1.2 million and $0.9 million in the years ended December 31, 2020 and 2019, respectively.

Note 6 — Investments in Equity Method Investees

Investment in Shoreditch Energy Limited

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the balance of GEUK’s investment in Shoreditch prior to October 8, 2020 (see Note 2):

	For the year ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$—	$1,679
Capital contributions	1,502	2,735
Foreign currency translation adjustment	—	26
Equity in the net loss	(1,502)	(4,440)
Balance, end of period	$—	$—

In 2018, the Company extended a total of $0.2 million in loans to EGC (“EGC Loan”), in connection with EGC’s contribution to Shoreditch. The EGC Loan, which was secured by EGC’s interest in Shoreditch, bore a fixed annual interest rate of 2.0% and was settled as part of the Company's acquisition of the controlling interest of Shoreditch (see Note 2).

Investment in New Atid 613

In September 2018, the Company divested a majority interest in Atid in exchange for 37.5% interest in Atid 613, a contracted drilling service Company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The remaining interests in Atid 613 are held by Howard Jonas, the Company’s Chairman (37.5%) and by Geoffrey Rochwarger, the Company’s former Vice Chairman (25.0%) and the Chief Executive Officer of Atid 613.

The following table summarizes the change in the balance of the Company's investment in Atid 613 for the years ended December 31, 2020 and 2019:

	December 31
	2020	2019
	(in thousands)
Balance, beginning of period	$274	$529
Equity in net loss	(187)	(291)
Foreign currency translation adjustments	13	36
Balance, end of period	$100	$274

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

At December 31, 2020, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

Atid 613 charges the Company for a portion of its costs related to certain of their employees that provide service to the Company. For the years ended December 31, 2020 and 2019, Atid 613 charged the Company $0.4 million and $0.6 million, respectively. At December 31, 2020 and 2019, the Company owed Atid 613, $0.1 million and immaterial, respectively.

The Company also issued letters of credit in favor of Atid 613 of up to $0.9 million. At December 31, 2020, the letters of credit had not been drawn upon.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Property and Equipment

	December 31,
	2020	2019
	(in thousands)
Land	$—	$230
Building and improvements	56	2,349
Manufacturing equipment	—	1,434
Computer software	2,577	2,549
Computers and computer hardware	312	244
Office equipment and other	275	146
	3,220	6,952
Less: accumulated depreciation	(2,961)	(3,345)
Property and equipment, net	$259	$3,607

Depreciation expense of property and equipment was $0.4 million and $1.1 million in the years ended December 31, 2020 and 2019, respectively.

In March 2020, the Company initiated a plan to sell the property, plant and equipment of Prism. Prism's 4.75% notes payable to Catskill Hudson Bank were collateralized by Prism's land, building and improvements. In the first quarter of 2020, Prism's property, plant and equipment and notes payable with net book value of $2.9 million and $0.9 million, respectively, were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell. In the first quarter of 2020, the Company recorded a $0.2 million write-down to the fair value of certain property and equipment. The Company used the market approach to estimate the fair values of assets and liabilities held for sale. The related inputs were corroborated by observable market data for similar assets and liabilities, therefore the estimated fair values were classified as Level 2 of the fair value hierarchy.

In October 2020, the Prism completed the sale of all assets held for sales and recorded a net loss from disposal of $0.3 million included in the selling, general and administrative expenses in the consolidated statements of operations. In October 2020, Prism settled the 4.75% notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.9 million (see Note 10).

 Note 8 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2019 to December 31, 2020:

	GRE	GRE International	GES	Total
	(in thousands)
Balance at January 1, 2019	$9,998	$—	$1,084	$11,082
Acquisition of Lumo Finland (see Note 2)	—	1,744	—	1,744
Prism acquisition purchase price allocation adjustment	—	—	(280)	(280)
Impairment of Prism goodwill	—	—	(400)	(400)
Cumulative translation adjustment	—	(11)	—	(11)
Balance at December 31, 2019	9,998	1,733	404	12,135
Acquisition of controlling interest of Shoreditch (see Note 2)	—	13,426	—	13,426
Impairment of Prism goodwill	—	—	(404)	(404)
Cumulative translation adjustment	—	772	—	772
Balance at December 31, 2020	$9,998	$15,931	$—	$25,929

The Company performs its annual goodwill impairment test as of October 1. The Company elected to perform a qualitative analysis for its GRE and GRE International reporting units. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test on any reporting units other than Prism. The Company performed quantitative impairment analysis for its Prism reporting unit as a result of lower than expected results of operations in 2020. As a result of this test, the Company concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2020	(in thousands)
Patents and trademarks	14.9 years	$5,534	$878	$4,656
Non-compete agreement	2.0 years	2,096	75	2,021
Customer relationships	3.1 years	6,907	2,922	3,985
Licenses	10.0 years	1,224	241	983
TOTAL		$15,761	$4,116	$11,645
December 31, 2019
Trademark	17.1 years	$3,842	$(560)	$3,282
Non-compete agreement	1.6 years	148	(126)	22
Customer relationships	3.9 years	6,706	(3,941)	2,765
Licenses	10.0 years	895	(127)	768
TOTAL		$11,591	$(4,754)	$6,837

Amortization expense of intangible assets (including a minimal amount reported in cost of revenues) was $3.0 million and $2.5 million in the years ended December 31, 2020 and 2019, respectively. The Company estimates that amortization expense of intangible assets will be $3.8 million, $2.9 million, $0.7 million, $0.6 million, $0.5 million and $3.1 million in the years ending December 31, 2020, 2021, 2022, 2023, 2024 and 2025 and thereafter, respectively.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Renewable energy	$26,474	$13,502
Liability to customers related to promotional and retention incentives	9,558	8,201
Payroll and employee benefits	3,534	2,758
Other accrued expenses	3,196	1,655
Total accrued expenses	$42,762	$26,116

Note 10 — Debt

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with a maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum and is payable monthly. At December 31, 2020 $1.4 million was outstanding under the loan agreement. At December 31, 2020,the effective interest rate was 3.0%.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage") for a $20.0 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest was payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. At December 31, 2019, $2.5 million was outstanding under the revolving line of credit with an effective interest rate 6.41% per annum. In April 2020, the revolving line of credit expired and the Company paid the outstanding balance of $3.5 million in exchange for the release and termination of any further obligations and security interest.

Credit Agreement with JPMorgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. On December 8, 2020, the Company entered into the second amendment of its existing Credit Agreement to extend the maturity date of December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, December 31, 2020, JP Morgan Chase Bank issued $2.3 million letters of credit from the Credit line. As of December 31, 2020, none of the letters of credits were drawn upon. At December 31, 2020, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Prism Notes Payable

On December 11, 2019, the Company refinanced the 5.95% notes payable to Catskill Hudson Bank that were due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 was payable in monthly equal annual installments for period of ten years. The outstanding principal amount incurred fixed interest at 4.75% per annum. The notes payable were secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale (see Note 8). On October 16, 2020, Prism settled the notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.9 million.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the coronavirus disease 2019 (COVID-19) pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. For the year ended December 31, 2020, the CARES Act did not have a significant impact on the consolidated financial statements.

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
F-25

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Domestic	$27,536	$23,894
Foreign	(3,668)	(17,915)
INCOME BEFORE INCOME TAXES	$23,868	$5,979

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred income tax assets (liabilities):
Bad debt reserve	$3,153	$701
Accrued expenses	1,475	1,093
State taxes	66	80
Charitable contributions	201	173
Net operating loss	18,697	49,055
ROU assets	1,611	521
Lease liability	(1,616)	(474)
Stock options and restricted stock	321	520
Basis differential in subsidiary	(1,488)	—
Depreciation	(2,329)	5,241
Total deferred income tax assets	20,091	56,910
Valuation allowance	(15,209)	(44,756)
DEFERRED INCOME TAX ASSETS, NET	$4,882	$12,154

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes a valuation allowance against deferred tax assets to the extent that it believes that the deferred tax assets are not more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company released a portion of the valuation allowance of $15.0 million in 2018 to reflect the anticipated utilization of the U.S. deferred tax assets. The Company maintains the valuation allowance on the foreign deferred tax assets as well as the deferred tax assets relating to nonconsolidated U.S. entities. In 2020, the Company wrote off the foreign net operating loss carry-forwards and the corresponding valuation allowance relating to the winding down of the exploration business.

The provision for income taxes consists of the following:

	Year ended December 31,
	2020	2019
	(in thousands)
Current:
Federal	$—	$—
State and local	1,042	1,129
Foreign	—	—
	1,042	1,129
Deferred:
Federal	5,889	2,808
State and local	1,383	663
Foreign	—	—
	7,272	3,471
PROVISION FOR INCOME TAXES	$8,314	$4,600

The differences between provision for income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
U.S. federal income tax benefit at statutory rate	$5,012	$1,256
Valuation allowance	(29,547)	3,569
Nondeductible expense	67	(175)
Foreign tax rate differential	(44)	(13)
Provision for an uncertain tax position	2,110	—
Deferred tax adjustments	(1,097)	—
Net operating loss carry-forwards adjustment	31,228	(567)
State and local income tax, net of federal benefit	341	530
Others	244	—
PROVISION FOR INCOME TAXES	$8,314	$4,600

At December 31, 2020, the Company had U.S. federal net operating loss carry-forwards of approximately $13.1 million. These carry-forward losses are available to offset future U.S. federal and state taxable income and are not subject to Section 382 limitations. The federal net operating loss carry-forwards will start to expire in 2034.

At December 31, 2020, the Company had foreign net operating loss carry-forwards of approximately $20.9 million, after the $23.1 million (tax effected) write-off of the net operating loss carry-forwards from wind-down of the exploration business, of which $12.0 million will not expire, while the rest will start to expire in 2028.

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $37.5 million that begin to expire in 2025. During 2020, the Company wrote off $8.1 million (tax effected) of state net operating loss carry-forwards related to the wind-down of the exploration business. Net operating loss carry-forwards in the amount of $28.0 million relate to Prism may be subject to Internal Revenue Code Section 382 limitation at time of utilization. Current year losses of $2.4 million will not expire.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2020
Reserves for valuation allowances deducted from deferred income taxes, net	$44,756	$1,278	$(30,825)	$15,209
Year ended December 31, 2019
Reserves for valuation allowances deducted from deferred income taxes, net	$41,187	$3,569	$—	$44,756

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$383	$433
Additions based on tax positions related to the current period	7	84
Additions based on tax positions related to prior periods	2,186	—
Lapses of statutes of limitations	(80)	(134)
Balance at end of period	$2,496	$383

All of the unrecognized income tax benefits at December 31, 2020 and 2019 would have affected the Company’s effective income tax rate if recognized. The Company recorded an out of period adjustment in the amount of  $2.2 million related to prior year uncertain income tax position during 2020. The Company does expect the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months pending an election approval request by the Internal Revenue Services.

In the years ended December 31, 2020 and 2019, the Company recorded minimal amount of interest on income taxes. At December 31, 2020 and 2019, accrued interest included in current income taxes payable was minimal.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2016 to 2019, state and local tax returns generally for 2015 to 2019 and foreign tax returns generally for 2015 to 2019.

Note 12 — Equity

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

Dividend Payments

In the year ended December 31, 2020, the Company paid aggregate cash dividends of $0.33 per share on its Class A common stock and Class B common stock, equal to $8.7 million in total dividends paid. In the year ended December 31, 2019, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $7.4 million in total dividends paid.

In each of the years ended December 31, 2020 and 2019, the Company paid aggregate cash dividends of $0.4782 per share on its Preferred Stock, equal to $1.5 million in dividends paid. On February 16, 2021, the Company paid a quarterly Base Dividend of $0.1594 per share on its Preferred Stock for the fourth quarter of 2020 to stockholders of record as of the close of business on February 8, 2020.

The Delaware Corporation Law allows companies to declare dividends out of its “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2020, the Company acquired 233,602 Class B common stock under the stock repurchase program for an aggregate amount of $1.7 million. In 2019, the Company acquired 731,869 Class B common stock under the stock repurchase program for an aggregate amount of $5.6 million. At December 31, 2020, 5.9 million shares remained available for repurchase under the stock repurchase program.

In the year ended December 31, 2020, the Company paid $0.5 million to repurchase 56,650 shares of its Class B common stock. In the year ended December 31, 2019, the Company paid $0.5 million to repurchase 48,197 shares of its Class B common stock. These shares were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2020 and 2019, the Company held 1.3 million and 1.0 million shares of treasury stock, respectively, with respective costs of $9.8 million and $7.7 million, and a weighted average costs of $7.46 per share.

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million worth of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There was no redemption under this program in 2020.

Repurchase Right on Sale of Shares to Howard S. Jonas

On July 30, 2014, the Company entered into a Second Amended and Restated Employment Agreement and a Restricted Stock Sale Agreement with Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer. Pursuant to these agreements, among other things, in 2014, the Company sold an aggregate of 3.6 million shares of the Company’s Class B common stock to Mr. Jonas at a price of $6.82 per share (the closing price per share of the Class B common stock on the day that the arrangement was approved by the Company’s Board of Directors and Compensation Committee). Upon certain terminations of Mr. Jonas’ employment by the Company, 0.6 million of the Class B shares are subject to repurchase by the Company at $6.82 per share, which repurchase right lapsed on December 31, 2020.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of December 31, 2020, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. On May 8, 2019 and June 4, 2020, the Company’s stockholders approved amendments to the Plan to reserve an additional 372,000 shares and 300,000 shares of the Company’s Class B common stock, respectively, for issuance thereunder. At December 31, 2020, the Company had 3.0 million shares of Class B common stock reserved for award under the Plan and 626,639 shares were available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2019	245	$5.59
Granted	178	8.26
Vested	(166)	5.42
Forfeited	(1)	8.37
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2020	256	$7.31

At December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years. The total grant date fair value of shares vested in the years ended December 31, 2020 and 2019 was $0.5 million and $0.4 million, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $1.0 million in the years ended December 31, 2020.

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

On February 11, 2019, the Company granted options to Howard S. Jonas to purchase 126,176 shares of the Company’s Class B common stock at an exercise price of $8.05 per share in lieu of a cash bonus of $0.3 million earned in previous periods. These options vest in three equal annual installments beginning on February 11, 2020. There were no stock option grants in 2020.

The fair value of stock options granted in the years ended December 31, 2020 were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table (dollar amount in thousands):

Average risk-free interest rate	2.5%
Expected dividend yield	3.7
Expected volatility	52.7
Expected term	4 years
Weighted-average grant date fair value of options granted	$2.6

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	556	$5.96	3.1	$1,065
Granted	—	—
Exercised	(4)	6.85
Cancelled/Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2020	552	$8.96	2.1	$798
EXERCISABLE AT DECEMBER 31, 2020	358	$6.42	1.8	$355

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was minimal and $0.8 million, respectively. At December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options. The Company recognized minimal and $0.1 million compensation cost related to the vesting of the options in the years ended December 31, 2020 and 2019, respectively. Cash received from option exercises were  minimal and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

Lumo Finland Grant

In February 2020, Lumo Finland, granted 59,499 deferred stock units in Lumo Finland to certain Lumo Finland employee with a grant date fair value of €4.66 (equivalent to $5.08) The deferred stock units vest in equal amounts on January 2021, 2022 and 2023. The cost is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. Lumo Finland recognized compensation costs related to the vesting of the Lumo Finland deferred stock units of $0.1 million for the year ended December 31, 2020. At December 31, 2020, the unrecognized compensation cost relating to these grants was $0.2 million and is expected to be recognized over a weighted-average period of 2.2 years.

Market Condition Awards

In February 2020, the Company granted certain employees including a member of its Board of Directors 305,000 deferred stock units, which are subject to vesting in two tranches upon the achievement of a specified thirty-day average closing price of its Class B common stock from the grant date to February 9, 2020 ("market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the grantee to receive up to two shares of Class B common stock of the Company upon achievement of market conditions. At December 31, 2020, the Company determined that the achievement of the market condition is not probable. There was no expense recognized in 2020 for these awards.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Variable Interest Entity

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Net loss	$1,452	$490
Aggregate funding provided by the Company, net	$1,524	$649

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash, cash equivalents and restricted cash	$491	$250
Trade accounts receivable	433	586
Prepaid expenses and other current assets	416	381
Other assets	359	359
TOTAL ASSETS	$1,699	$1,576
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$518	$467
Due to IDT Energy	4,122	2,598
Noncontrolling interests from CCE	(2,941)	(1,489)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,699	$1,576

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 15 — Legal and Regulatory Proceedings

Legal Proceedings

On October 5, 2018, named plaintiffs Scott Mackey and Daniel Hernandez filed a putative class action complaint against IDT Energy in the United States District Court for the Northern District of Illinois alleging violations of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. On November 17, 2020, IDT Energy settled with the named plaintiffs in exchange for a nominal payment and the case has been dismissed

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Residents Energy denies allegations in the complaint and plans to vigorously defend this action. On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss Genie Retail Energy as a named defendant. Based upon the Company's preliminary assessment of this matter, a loss is not considered probable, nor is the amount of loss if any, estimable as of December 31, 2020.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued an order adopting the changes to the New York retail energy market, effective April 16, 2020 ("2020 Orders"). The 2020 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Order, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deemed any probable loss or to assess any amount of any possible loss based on the changes instituted by the 2020 Orders. For the years ended December 31, 2020 and 2019, New York gross revenues was $56.7 million and $63.2 million, respectively.

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

State of Connecticut Public Utilities Regulatory Authority

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it is cooperating with the investigation and responding to subpoenas for discovery. On June 17, 2020, the Public Utilities Regulatory Authority (PURA or Authority) notified Town Square that it was advancing its investigation by assigning Prosecutorial (PRO) staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.  If a settlement is not achieved and PRO staff believe the Authority should take further action regarding alleged non-compliance, the Authority requests that PRO staff petition the Authority setting forth its recommendations citing to supporting facts and law. As of December 31, 2020, no claims or demands have been made against Town Square by either agency, and there is insufficient basis to deem the loss probable or to the assess the amount of any possible loss. Nevertheless, the parties have begun to engage in preliminary settlement discussions.

In the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. Residents Energy denies any allegations of wrongdoing. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. As noted above, Residents Energy denies any wrongdoing, and there is insufficient basis to deem or assess the probably amount of any loss.

For the years ended December 31, 2020 and 2019, gross revenues from sales in Connecticut were $38.0 million and $35.6 million, respectively.

State of Illinois Office of the Attorney General

In response to complaints that IDT Energy enrolled consumers without their express consent and misrepresented the amount of savings those consumers would receive, the Office of the Attorney General of the State of Illinois (“IL AG”) has been investigating the marketing practices of IDT Energy and has alleged violations of the Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq. and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seg. Shortly thereafter, the Illinois Commerce Commission ("IL ICC") commenced a similar investigation. Although IDT Energy denies any wrongdoing in connection with those allegations, the parties (including IL ICC) settled the matter pursuant to a court-approved consent decree that includes restitution payments in the amount of $3.0 million, temporary suspension of all marking activities directed at new customers through December 31, 2020, and implementation of various compliance and reporting procedures.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, the Company recorded a liability of $3.0 million, and in third quarter of 2019, the Company paid the liability.

Other Informal Reviews or Investigations

From time to time regulators may initiate informal reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices.

The Massachusetts Department of Public Utilities opened an informal review and information requests to determine whether the disproportionate number of low-income customers of Town Square, Residents Energy and several other energy retailers in the industry evidences a pattern of misconduct. In response to the information provided, the Department has closed its review of Town Square and Residents.

On October 25, 2019, the Office of the IL AG notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation which it believes is precluded by the broader settlement with IDT Energy. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of  December 31, 2020, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

In response to certain customer complaints, the State of Maine Public Utility Commission (“MPUC”) has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. Town Square has responded to the request and is cooperating with the MPUC’s review. As of  December 31, 2020, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

Note 16 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $131.3 million at December 31, 2020, of which $85.3 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2020 are expected to be paid as follows (in thousands):

2021	$69,418
2022	39,387
2023	20,435
2024	1,953
2025	58
Thereafter	—
Total payments	$131,251

In 2020, the Company purchased $68.1 million and $13.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In 2019, the Company purchased $27.6 million and $16.1 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2020, GRE had commitments to purchase renewable energy credits of $46.0 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2020, GRE had aggregate performance bonds of $13.7 million outstanding and unused letters of credit of $2.3 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2020, the Company was in compliance with such covenants. At December 31, 2020, restricted cash — short-term of $0.5 million and trade accounts receivable of $47.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.7 million at December 31, 2020.

Shell Exclusive Supply Contract with Orbit Energy

Orbit Energy has an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit Energy until June 2024, with an option (not an obligation) to extend through June 2027. Shell provide access to the forward market such that Orbit Energy can enter into a forward hedge for its customers which protects Orbit Energy from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the U.K. payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by Orbit Energy's shares. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At December 31, 2020, Orbit Energy were in compliance with such covenants. At December 31, 2020, Shoreditch total liability to Shell was $7.0 million included in trade accounts payable and accrued expenses accounts in the consolidated balance sheet.

COVID 19

Starting in the first quarter of 2020, the world and the United States experienced the unprecedented impacts of the COVID-19 pandemic.

For the year ended December 31, 2020, the impacts of COVID-19 were evident in several key aspect of the Company's operations and the corresponding financial impact has been mixed. The Company's customers are predominantly residential, so the Company benefited from the increased demand for electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail energy providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in 2020 and limited growth in domestic meters served. Churn in 2020 decreased in part, as the competitors also suspended their face-to-face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic market in the third quarter of 2020, facilitating a partial reactivation of the previously curtailed customer acquisition channels.

There are many uncertainties regarding the impacts of the COVID-19 pandemic, and the Company is closely monitoring those impacts on all aspects of its business, including how it will impact the customers, employees, suppliers, vendors, and business partners.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Related Party Transactions

On December 7, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) for the purchase of 218,245 shares of the Rafael’s Class B common stock at a price per share of $22.91 (which was the closing price for the Class B common stock on the New York Stock Exchange on December 4, 2020 the trading day immediately preceding the date of the SPA) for a purchase price of $5.0 million. In connection with the purchases, the Company was granted warrants to purchase twenty percent (20%) of the shares of Class B common stock purchased by the Company. The warrants have an exercise price of $22.91 per share and expire on June 6, 2022 (see Note 1).

On June 8, 2018, the Company sold shares of its Class B common stock and warrants to purchase shares of its Class B common stock to Howard S. Jonas (see Note 12).

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT to IDT's stockholders. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT and its affiliates. Also, the Company provides specified administrative services to certain of IDT’s foreign subsidiaries. Howard Jonas is the Chairman and controlling stockholder of IDT.

The Company leases office space and parking in New Jersey and Israel from Rafael. Howard S. Jonas is the Chairman of the Board of Directors and Chief Executive Officer of Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Year ended December 31,
	2020	2019
	(in thousands)
Amount IDT charged the Company	$1,282	$1,142
Amount the Company charged IDT	$155	$160
Amount Rafael charged the Company	$225	$222

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2020	2019
	(in thousands)
Due to IDT	$299	$434
Due from IDT	$40	$45
Due to Rafael	$—	$—

The Company had notes receivable outstanding from employees aggregating $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively, which were included in “Other assets” in the accompanying consolidated balance sheet.

The Company had nominal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was a subsidiary of IDT and was spun-off in June 2016 and Howard Jonas is a current director. There were nominal amounts due from Zedge at December 31, 2020 and 2019.

On August 31, 2018, the Company entered extended a loan to a former employee for $0.1 million. the Loan agreement requires a scheduled payments starting on December 31, 2020 until December 31, 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the years ended December 31, 2020 and 2019 related to the loan. The outstanding balance of loan receivable, including accrued interest was $0.1 million as of December 31, 2020.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid a total of $0.3 million for the years ended December 31, 2020 and 2019 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

See Note 6, Investments in Equity Method Investees, for details of notes receivables from Atid 613.

Note 18 — Business Segment and Geographic Information

Following the discontinuance of operations of GOGAS in December 2020, the remaining assets and results of operations of GOGAS were combined with corporate. There are no other changes in other reportable segments

.

The Company has three reportable business segments: GRE, GRE International and GES. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GRE International, operates REPs in Japan, Finland and Sweden and recently acquired controlling interest in Shoreditch in the U.K. GES designs, manufactures and distributes solar panels and also offers energy brokerage and advisory services. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

	GRE	GRE International	GES	Corporate	Total
	(in thousands)
Year ended December 31, 2020
Revenues	$305,265	$49,648	$24,399	$—	$379,312
Income (loss) from continuing operations	36,408	(7,632)	(2,471)	(6,968)	19,337
Depreciation and amortization	465	2,650	326	107	3,548
Impairment of assets	—	—	1,397	—	1,397
Equity in the net (loss) income of equity method investees	—	(1,502)	—	59	(1,443)
Provision for (benefit from) income taxes	10,350	(478)	—	(1,558)	8,314
Year ended December 31, 2019
Revenues	$286,611	$16,595	$12,085	$—	$315,291
Income (loss) from from continuing operations	27,176	(1,201)	(2,895)	(5,295)	9,825
Depreciation and amortization	703	1,819	1,047	1	3,627
Write-off of capitalized exploration costs	—	—	(400)	—	(400)
Equity in the net loss of Shoreditch	—	(4,440)	—	(390)	(4,830)
Provision for (benefit from) income taxes	6,773	(1,254)	—	(919)	4,600

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2020	2019
	(in thousands)
GRE	$101,904	$105,937
GRE International	62,180	11,468
GES	3,171	19,383
Corporate	28,851	19,456
Total assets	$196,106	$156,244

Investment in equity method investees for the business segments of the Company were as follows:

	GRE	GRE International	GES	Corporate	Total
	(in thousands)
December 31, 2020	$—	$—	$—	$747	$747
December 31, 2019	—	—	—	675	675

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Finland, Sweden, Japan and United Kingdom were as follows:

	United States	Foreign Countries	Total
	(in thousands)
Year ended December 31, 2020	$329,664	$49,648	$379,312
Year ended December 31, 2019	298,696	16,595	315,291

Net long-lived assets and total assets held outside of the United States, which are located primarily in Finland, Sweden, Japan, United Kingdom and Israel, were as follows:

	United States	United Kingdom	Other Foreign Countries	Total
	(in thousands)
December 31, 2020
Long-lived assets, net	$15,623	$23,532	$3,070	$42,225
Total assets	132,066	25,937	29,336	187,339
December 31, 2019
Long-lived assets, net	$17,498	$—	$4,440	$21,938
Total assets	143,738	—	12,506	156,244

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

Note 19 — Subsequent Event

In January 2021, weather volatility and the lack of adequate gas reserves drove the prices on the JEPX to $2,390 per megawatt hour for an extended period of time. Although our supply commitment for our customers in Japan was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. The Company expects this event to impact our first quarter 2021 consolidated result of operations by approximately $2.5 million.

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed and rolling blackouts being enforced, by order of ERCOT, real-time commodity prices during the crisis escalated astronomically. Although our supply commitment for our customers in Texas was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. Our current estimate is that the impact on our consolidated profitability will likely be in the range of $12.8 million to $14.0 million for the first quarter of 2021.

In March 2021, the Company suspended the dividends to its common stock to rebuild cash position in light of the losses incurred from the effects of events discussed above.