Form 10-Q
period 2021-03-31
Genie Energy Ltd.
filed 2021-05-07
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 5, 2021, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,639,342 shares (excluding 1,466,596 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,371	$36,913
Restricted cash—short-term	6,827	6,271
Marketable equity securities	10,455	5,089
Trade accounts receivable, net of allowance for doubtful accounts of $9,891 and $8,793 at March 31, 2021 and December 31, 2020, respectively	67,691	60,778
Inventory	19,020	16,930
Prepaid expenses	5,707	4,633
Other current assets	5,724	3,206
Total current assets	139,795	133,820
Property and equipment, net	226	259
Goodwill	25,977	25,929
Other intangibles, net	10,059	11,645
Deferred income tax assets, net	4,652	4,882
Other assets	10,548	10,804
Total assets	$191,257	$187,339
Liabilities and equity
Current liabilities:
Loan payable	$—	$1,453
Trade accounts payable	42,016	43,005
Accrued expenses	50,654	42,762
Contract liability	3,758	5,609
Income taxes payable	2,103	1,893
Due to IDT Corporation, net	188	257
Other current liabilities	5,662	2,494
Total current liabilities	104,381	97,473
Other liabilities	3,452	3,787
Total liabilities	107,833	101,260
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2021 and December 31, 2020	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2021 and December 31, 2020	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 26,106 and 25,966 shares issued and 24,786 and 24,646 shares outstanding at March 31, 2021 and December 31, 2020, respectively	261	260
Additional paid-in capital	141,496	140,746
Treasury stock, at cost, consisting of 1,320 shares of Class B common stock at March 31, 2021 and December 31, 2020	(9,839)	(9,839)
Accumulated other comprehensive income	3,255	3,827
Accumulated deficit	(59,014)	(56,658)
Total Genie Energy Ltd. stockholders’ equity	95,918	98,095
Noncontrolling interests	(12,494)	(12,016)
Total equity	83,424	86,079
Total liabilities and equity	$191,257	$187,339

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Revenues:
Electricity	$103,671	$69,972
Natural gas	29,072	16,070
Other	2,598	18,009
Total revenues	135,341	104,051
Cost of revenues	117,812	75,146
Gross profit	17,529	28,905
Operating expenses and losses:
Selling, general and administrative (i)	24,104	19,499
Impairment of assets	—	192
(Loss) Income from operations	(6,575)	9,214
Interest income	84	128
Interest expense	(182)	(123)
Equity in the net income (loss) in equity method investees, net	110	(379)
Unrealized gain on marketable equity securities and investments	4,107	—
Other income, net	297	150
(Loss) Income before income taxes	(2,159)	8,990
Provision for income taxes	(535)	(2,569)
Net (loss) income	(2,694)	6,421
Net (loss) income attributable to noncontrolling interests	(708)	589
Net (loss) income attributable to Genie Energy Ltd.	(1,986)	5,832
Dividends on preferred stock	(370)	(370)
Net (loss) income attributable to Genie Energy Ltd. common stockholders	$(2,356)	$5,462

(Loss) Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.09)	$0.21
Diluted	$(0.09)	$0.20
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	26,004	26,108
Diluted	26,004	26,749

Dividends declared per common share	$—	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$589	$483

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net (loss) income	$(2,694)	$6,421
Other comprehensive loss:
Foreign currency translation adjustments	(342)	(94)
Comprehensive (loss) income	(3,036)	6,327
Comprehensive loss (gain) attributable to noncontrolling interests	478	(778)
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(2,558)	$5,549

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2021	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079
Dividends on preferred stock ($ 0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	121	1	588	—	—	—	—	589
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(572)	—	230	(342)
Net loss for three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	(1,986)	(708)	(2,694)
BALANCE AT MARCH 31, 2021	2,322	19,743	1,574	16	25,952	261	141,496	(9,839)	3,255	(59,014)	(12,494)	83,424

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities
Net (loss) income	$(2,694)	$6,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,331	826
Impairment of assets	—	192
Deferred income taxes	230	2,353
Provision for doubtful accounts receivable	1,126	608
Unrealized gain marketable equity securities and investment	(4,107)	—
Stock-based compensation	589	483
Equity in the net (income) loss in equity method investees	(110)	379
Gain on deconsolidation of subsidiaries	—	(98)
Change in assets and liabilities:
Trade accounts receivable	(9,904)	3,719
Inventory	(2,090)	(1,429)
Prepaid expenses	(1,380)	(1,356)
Other current assets and other assets	888	(8,473)
Trade accounts payable, accrued expenses and other current liabilities	7,885	3,344
Contract liability	(1,859)	(9,648)
Due to IDT Corporation	(68)	(244)
Income taxes payable	210	206
Net cash used in operating activities	(9,953)	(2,717)
Investing activities
Capital expenditures	(20)	(5)
Purchase of marketable equity securities	(1,000)	—
Repayment of notes receivable	13	—
Net cash used in investing activities	(1,007)	(5)
Financing activities
Dividends paid	(370)	(370)
Proceeds from revolving line of credit	—	1,000
Purchases of Class B common stock	—	(88)
Repayment of notes payable	—	(9)
Net cash (used in) provided by financing activities	(370)	533
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	23
Net increase in cash, cash equivalents, and restricted cash, including cash balances classified as held for sale	(11,399)	(2,166)
Less: Cash balances classified as held for sale	(587)	—
Net decrease in cash, cash equivalents, and restricted cash	(11,986)	(2,166)
Cash, cash equivalents, and restricted cash at beginning of period	43,184	38,554
Cash, cash equivalents, and restricted cash at end of period	$31,198	$36,388

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Refer to Note 17 for a discussion related to an immaterial correction to the December 31, 2020 segment assets disclosure.

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC ("GRE International" or "GREI") and 100% of Genie Renewable. In March 2021, the Company modified its management reporting to rename the Genie Energy Services ("GES") segment to Genie Renewables segment.

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

GRE International holds the Company's 100% interest in Shoreditch Energy Limited, a REP that serves retail customers in the United Kingdom under the name Orbit Energy, and its 98.8% interest in venture in Japan, which launched commercial operations in second quarter of 2019, the Company's 91.7% interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland, and its 98.9% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden.

        Genie Renewables oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management, Genie Solar Energy, a rooftop solar system sales and general contracting company and CityCom Solar, a marketer of community solar energy solution.

Energy Price Volatility in Texas and Japan

In January 2021, weather volatility and the lack of adequate gas reserves significantly increased the price of energy at Japan Electric Power Exchange ("JEPX") for an extended period of time. The spike in demand associated with this situation, exposed Genie Japan to unexpected cost increases. Genie Japan incurred approximately $2.5 million in additional costs related to the price increases, which were included in the cost of revenue in the three months ended March 31, 2021.

In February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was reasonably hedged for reasonably foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. GRE recognized approximately $13.0 million in additional costs related to the situation, which were in the cost of revenue for the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, the impacts of COVID-19 are evident in several key aspects of the Company's business operations and the corresponding financial impact has been mixed. The Company's customer base is predominantly residential, so the Company has benefited from the increased demand for residential electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in the first quarter of 2021 and resulted in a slight decline in domestic meters served during the first quarter of 2021. Churn for the first quarter of 2021 decreased, in part, as the Company's competitors also suspended their face to face marketing programs. In the fourth quarter of 2020, authorities began relaxing certain COVID-19 public health restrictions in some of GRE's domestic markets facilitating a partial reactivation of the previously curtailed customer acquisition channels.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$24,371	$36,913
Restricted cash—short-term	6,827	6,271
Total cash, cash equivalents, and restricted cash	$31,198	$43,184

The cash and cash equivalent balance as of March 31, 2021, excludes the cash of $0.6 million held by Genie Japan currently classified as held for sale (see Note 8).

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18), Credit Agreement with JPMorgan Chase (see Note 19) and Afek Oil and Gas, Ltd.’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Natural gas	$401	$1,021
Renewable credits	18,346	15,574
Solar Panels:
Finished goods	273	335
Totals	$19,020	$16,930
8

Note 4—Revenue Recognition

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE and Genie Japan record unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends. Several utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain customer contracts were $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, customer acquisition costs of $0.5 million and $0.1 million included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.2 million of amortization of capitalized customer acquisition cost, in each of the three months ended March 31, 2021 and 2020. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2021
Fixed rate	$55,155	$13,534	$—	$68,689
Variable rate	48,516	15,538	—	64,054
Other	—	—	2,598	2,598
Total	$103,671	$29,072	$2,598	$135,341

Three Months Ended March 31, 2020
Fixed rate	$27,519	$1,832	$—	$29,351
Variable rate	42,453	14,238	—	56,691
Other	—	—	18,009	18,009
Total	$69,972	$16,070	$18,009	$104,051

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2021
Non-Commercial Channel	$89,205	$26,963	$—	$116,168
Commercial Channel	14,466	2,109	—	16,575
Other	—	—	2,598	2,598
Total	$103,671	$29,072	$2,598	$135,341

Three Months Ended March 31, 2020
Non-Commercial Channel	$60,972	$14,372	$—	$75,344
Commercial Channel	9,000	1,698	—	10,698
Other	—	—	18,009	18,009
Total	$69,972	$16,070	$18,009	$104,051

Contract Liabilities

Certain revenue contracts at Genie Renewables include provisions that require advance payment from customers. These advance payments received under revenue contracts are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in the future periods is recognized as contract liability.

Customers of Shoreditch can elect to be on a budget plan. Under this type of plan, a monthly installment amount is calculated based on estimated annual usage. Contract liabilities are adjusted monthly based on actual and estimated usage of the customers. Annually, the budget plan is reconciled to actual annual usage.

The following table summarized the changes in the liabilities.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Contract liability, beginning	$5,609	$13,426
Recognition of revenue included in the beginning of year contract liability	(2,554)	(12,716)
Additions during the period, net of revenue recognized during the period	598	3,183
Cumulative translation adjustments	105	—
Contract liability, end	$3,758	$3,893

Note 5—Acquisition

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

The Company recorded revenue for Shoreditch of approximately $27.9 million in its consolidated statements of operations the three months ended March 31, 2021. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

 The Company conducted an assessment of assets and liabilities related to the acquisition of Shoreditch. The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Cash	$2,681
Trade accounts receivable	8,008
Other current assets	843
Intangible assets:
Trademark (10-year useful life)	1,594
Non-compete agreements (2-year useful life)	1,956
Customer relationship (2-year useful life)	3,620
Goodwill	13,426
Other assets	657
Accounts and other current liabilities	(20,490)
Noncontrolling interest	(5,152)
Net assets	$7,143

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

Pro forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2020 as if the acquisition of Shoreditch had been completed as of the beginning of 2019. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible assets amortization, and  (ii) timing of recognition of gain on consolidation of subsidiary of $5.5 million which will not be recurring in the post-acquisition period. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations (amounts in thousands except for earnings per share information).

Total revenues	$123,721
Net income	8,886
Net income attributable to Genie Energy Ltd. common stockholders	7,927
Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	0.30
Diluted	0.30

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2021
Assets:
Marketable equity securities	$10,455	$—	$—	$10,455
Derivative contracts	$649	$92	$—	$741
Liabilities:
Derivative contracts	$482	$—	$—	$482
December 31, 2020
Assets:
Marketable equity securities	$5,089	$—	$—	$5,089
Other current assets (Investments in warrants)	$—	$—	$259	$259
Derivative contracts	$1,237	$118	$—	$1,355
Liabilities:
Derivative contracts	$286	$—	$—	$286

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the period ended March 31, 2021 and 2020.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2021 and December 31, 2020, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At March 31, 2021 and December 31, 2020, other assets included notes receivable. At March 31, 2021, the outstanding balance of the sellers of Lumo Finlands's one-time put option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The following table presents the items measured at fair value on a non-recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2021
Impairment of property and equipment	$—	$—	$—	$—
December 31, 2020
Impairment of goodwill	$—	$—	$1,397	$1,397

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	March 31,
	2021		2020
Customer A	na	%	16.1%

na-less than 10.0% of consolidated revenue in the period

At March 31, 2021 and December 31, 2020 no single customer accounted for 10.0% or greater of our consolidated trade receivables.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2021, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2021 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2021	99,116	166,600
Third quarter 2021	257,968	104,950
Fourth quarter 2021	45,800	103,650
First quarter 2022	—	100,700
Second quarter 2022	—	60,850
Third quarter 2022	—	24,740
Fourth quarter 2022	—	27,950
First quarter 2023	—	29,900
Second quarter 2023	—	12,850
Third quarter 2023	—	8,400
Fourth quarter 2023	—	8,750
First quarter 2024	—	4,700
Second quarter 2024	—	500

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2021	December 31, 2020
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$738	$1,338
Energy contracts and options	Other assets	2	17
Total derivatives not designated or not qualifying as hedging instruments — Assets		$740	$1,355

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$437	245
Energy contracts and options	Other liabilities	45	41
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$482	$286

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Loss Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2021	2020
		(in thousands)
Energy contracts and options	Cost of revenues	$2,887	$(12,388)

Note 8—Assets and Liabilities Held for Sale

In March 2021, the Company initiated a plan to sell certain assets and liabilities of Genie Japan. In the first quarter of 2021, certain assets and liabilities of Genie Japan were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value. The Company used the market approach to estimate the fair values of assets and liabilities held for sale. The related inputs were corroborated by observable market data for similar assets and liabilities, therefore the estimated fair values were classified as Level 2 of the fair value hierarchy.

The assets and liabilities held for sale as of March 31, 2021, included the following:

(in thousands)
Cash	$587
Trade accounts receivable	1,865
Prepaid and other current assets	306
Intangible (license)	540
Other noncurrent assets	131
Assets held for sale included in other current assets	$3,429

Accounts payable	1,014
Accrued expenses and other current liabilities	703
Loans payable	1,350
Liabilities held for sale included in other current liabilities	$3,067

The assets and liabilities held for sale are included in GRE International segment.

The Company recorded a loss before taxes for Genie Japan of approximately $3.1 million and $0.9 million in its consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

In April 2021, the Company signed a definitive agreement to sell the equity interests of Genie Japan (See Note 21)

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2020 to March 31, 2021:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2021	$9,998	$15,931	$—	$25,929
Cumulative translation adjustment	—	48	—	48
Balance at March 31, 2021	$9,998	$15,979	$—	$25,977

In the fourth quarter of 2020, the Company performed quantitative impairment analysis for its Prism reporting unit as a result of lower than expected results of operations in 2020. As a result of this test, the Company concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2021
Patents and trademarks	14.9 years	$5,548	$1,014	$4,534
Non-compete agreements	2.0 years	2,113	546	1,567
Customer relationships	3.6 years	4,945	1,399	3,546
Licenses	10.0 years	479	67	412
Total		$13,085	$3,026	$10,059
December 31, 2020
Trademark	14.9 years	$5,534	$878	$4,656
Non-compete agreement	2.0 years	2,096	75	2,021
Customer relationships	3.1 years	6,907	2,922	3,985
Licenses	10.0 years	1,224	241	983
Total		$15,761	$4,116	$11,645

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $1.3 million and $0.7 million in the three months ended March 31, 2021 and 2020, respectively. The Company estimates that amortization expense of intangible assets will be $2.7 million, $2.8 million, $0.6 million, $0.6 million, $0.6 million and $2.8 million for the remainder of 2021, and for 2022, 2023, 2024, 2025 and thereafter, respectively.

Note 10—Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Renewable energy	$35,980	$26,474
Liability to customers related to promotions and retention incentives	9,210	9,558
Payroll and employee benefit	1,504	3,534
Other accrued expenses	3,960	3,196
Total accrued expenses	$50,654	$42,762

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

	March 31, 2021	December 31, 2020
	(in thousands)
ROU Assets	$4,014	$4,409

Current portion of operating lease liabilities	1,167	1,327
Noncurrent portion of operating lease liabilities	2,991	3,233
Total	$4,158	$4,560

At March 31, 2021, the weighted average remaining lease term is 4.9 years and the weighted average discount rate is 5.8%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$434	$226

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of March 31, 2021 were as follows:

(in thousands)
Remainder of 2021	$1,008
2022	1,193
2023	1,162
2024	226
2025	233
Thereafter	1,072
Total future lease payments	4,894
Less imputed interest	(736)
Total operating lease liabilities	$4,158

Rental expenses under operating leases were $0.4 million and $0.2 million in the three months ended March 31, 2021 and 2020

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the three months ended March 31, 2021 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 13, 2021	$0.1594	$370	February 8, 2021	February 16, 2021

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

On April 14, 2021, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2021. The dividend will be paid on or about May 17, 2021 to stockholders of record as of the close of business April 27, 2021.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2021. In the three months ended March 31, 2020, the Company acquired 12,233 Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. At March 31, 2021, 5.9 million shares remained available for repurchase under the stock repurchase program.

As of March 31, 2021 and December 31, 2020, there were 1.3 million outstanding shares of Class B common stock held in the Company's treasury, with a cost of $9.8 million at a weighted average cost per share of $7.46.

In April 2021, the Company acquired 146,720 Class B common stock under the stock repurchase program for an aggregate amount of $0.8 million.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share, for an aggregate exercise price of $1.0 million. As of March 31, 2021, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

Stock-Based Compensation

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "2011 Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The 2011 Plan, is scheduled to expire on October 24, 2021.

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. The 2021 Plan, if approved by the Company's stockholders, will become effective and will replace the 2011 Plan as of May 12, 2021. Similar to the 2011 Plan, the 2021 Plan will provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1 million shares of Class B Common Stock.

In February 2020, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units, which were subject to vesting in two tranches upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within specified periods of time (the "2020 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitled the grantee to receive, upon vesting, up to two shares of Class B common stock of the Company upon achievement of market conditions. The 2020 market conditions were not achieved and the awards expired in February 2021. There was no expense recognized for these awards.

In February 2021, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2021 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility.

As of March 31, 2021, there were approximately $5.3 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$322	$337
Aggregate funding provided by the Company, net	$403	$240

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$536	$491
Trade accounts receivable	484	433
Prepaid expenses and other current assets	423	416
Other assets	359	359
Total assets	$1,802	$1,699
Liabilities and noncontrolling interests
Current liabilities	$540	$518
Due to IDT Energy	4,525	4,122
Noncontrolling interests	(3,263)	(2,941)
Total liabilities and noncontrolling interests	$1,802	$1,699

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2021	2020
Reported tax rate	(24.8)%	28.6%

The decrease in the reported tax rate for three months ended March 31, 2021 compared to the same period in 2020 is a result of changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Note 15— (Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Basic weighted-average number of shares	26,004	26,108
Effect of dilutive securities:
Stock options and warrants	—	534
Non-vested restricted Class B common stock	—	107
Diluted weighted-average number of shares	26,004	26,749

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Shares underlying options and warrants	579	126
Non-vested restricted Class B common stock	71	—
Non-vested deferred stock units	610	610

In three months ended March 31, 2021, the diluted loss per share computation equals basic loss per share because the Company has a net loss and the impact of the assumed exercise of stock options and warrants and the vesting of the restricted stock and deferred stock units would have been anti-dilutive.

Stock options were excluded from the diluted earnings per share computation in the three months ended March 31, 2020 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of March 31, 2021 and 2020.

Note 16—Related Party Transactions

In December 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three months ended March 31, 2021, the Company recognized unrealized gain on investment of $4.1 million. At March 31, 2021, the carrying values of investments in the common stock was $10.5 million.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. The Company also provides specified administrative services to certain of IDT’s foreign subsidiaries.

The Company leases office space and parking in New Jersey from Rafael a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors of Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amount IDT charged the Company	$250	$272
Amount the Company charged IDT	$39	$38
Amount Rafael charged the Company	$57	$56

The following table presents the balance of receivables and payables to IDT and Rafael:

	March 31, 2021	December 31, 2020
	(in thousands)
Due to IDT	$239	$299
Due from IDT	$51	$40
Due to Rafael	$—	$—

The Company had minimal transactions with Zedge, Inc. (“Zedge”) related to certain employees of the Company providing services to Zedge. Zedge was majority-owned  subsidiary of IDT that was spun-off from IDT in June 2016. Howard Jonas is a director and Vice Chairman of the Board of Directors of Zedge. There is minimal amount due from Zedge at March 31, 2021 and December 31, 2020

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement required scheduled payments starting on December 31, 2020 and December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded minimal amounts of interest income for the three months ended March 31, 2021 and 2020 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of March 31, 2021.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2020 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of March 31, 2021. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company recognized a minimal amount and $0.3 million of equity in net loss from Atid 613 for the three months ended March 31, 2021 and 2020. The carrying value of investments in Atid 613 was $0.1 million at March 31, 2021 and December 31, 2020 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of March 31, 2021, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million at March 31, 2021), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at March 31, 2021) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. At March 31, 2021, there were $0.2 million loan receivables from Atid 613, included in other current assets in the Company's consolidated balance sheet.

The Company also issued letters of credit in favor of Atid 613 of up to $0.9 million. At March 31, 2021, the letters of credit had not been drawn upon.

Note 17—Business Segment Information

The Company has 3 reportable business segments: GRE, GRE International and Genie Renewables. In March 2021, the Company modified its management reporting to rename its GES segment as "Genie Renewables." GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GRE International, operates REPs in the United Kingdom, Japan, Finland and Sweden. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Three Months Ended March 31, 2021
Revenues	$90,667	$42,186	$2,488	$—	$135,341
Income (loss) from operations	1,204	(6,661)	559	(1,677)	(6,575)
Depreciation and amortization	118	1,201	12	—	1,331
Equity in the net income of equity method investees	—	—	—	110	110

Three Months Ended March 31, 2020
Revenues	$79,145	$6,953	$17,953	$—	$104,051
Income (loss) from operations	13,018	(2,519)	342	(1,627)	9,214
Depreciation and amortization	112	490	208	16	826
Equity in net loss of equity method investees	—	—	—	379	379

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Total assets:
March 31, 2021	$103,058	$56,272	$2,856	$29,071	$191,257

December 31, 2020 (as reported)	101,904	62,180	3,171	28,851	196,106
Adjustments	—	(6,907)	—	(1,860)	(8,767)
December 31, 2020 (as adjusted)	101,904	55,273	3,171	26,991	187,339

The Company discovered an immaterial error in the reporting of segment assets in Note 18 – Business Segment and Geographical Information in our Annual Report on Form 10-K for the year ended December 31, 2020. The error solely affected the total assets of the GRE International segment and corporate assets and had no effect on the consolidated balance sheet, statements of operations or statements of cash flows. Accordingly, the Company’s total revenues, net earnings, earnings per share, total cash flows, cash and cash equivalents, liquidity and shareholders’ equity remain unchanged. The Company’s compliance with any financial covenants under our borrowing facilities also was not affected. The identified error individually or in the aggregate is not material to its financial statements taken as a whole and does not require previously filed reports to be amended.

Note 18—Commitments and Contingencies

Legal Proceedings

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Resident Energy denies allegations in the complaint and plans to vigorously defend this action. On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss Genie Retail Energy as a named defendant. Although Residents Energy and GRE deny any wrongdoing in connection with the complaints, the parties settled the matter for a minimal amount which was included in selling general and administrative expenses for three months ended March 31, 2021.

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

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting the changes to the New York retail energy market, effective April 16, 2020 ("2020 Orders"). The 2020 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Orders. For the three months ended March 31, 2021 and 2020 gross revenue from New York was $17.1 million and $17.5 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, has cooperated with the investigation and has responded to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. As of March 31, 2021, the parties have been engaging in settlement discussions. In connection with the foregoing, the Company accrued $0.4 million in the first quarter of 2021. For the three months ended March 31, 2021 and 2020, Town Square’s gross revenues from sales in Connecticut was $9.4 million and $7.5 million, respectively.

In May 2021, the parties reached a settlement in principle, subject to finalization of a definitive settlement agreement, pursuant to which Town Square will pay $0.4 million. Town Square has also volunteered to refrain, from door-to-door marketing activities in Connecticut for a period of 15 months.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. As of March 31, 2021, Residents Energy serves 270 meters in Connecticut and for the three months ended March 31, 2021, Residents Energy's gross revenues from sales in Connecticut was $0.1 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. Nevertheless, it has been engaging in settlement discussion with PURA. In connection with the foregoing, the Company accrued $0.3 million in the first quarter of 2021.

In May 2021, the parties reached a settlement in principle, subject to finalization of a definitive settlement agreement, pursuant to which Residents will pay $0.3 million. Residents Energy has also volunteered to withdraw from the market in Connecticut for a period of 36 months.

Other Reviews or Investigations

From time to time regulators may initiate reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rules, regulations and practices.

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation which it believes is precluded by the broader settlement with IDT Energy. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of March 31, 2021, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three months ended March 31, 2021 and 2020, Resident Energy’s gross revenues from sales in Illinois was $8.0 million and $9.0 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are  in compliance and it should be permitted to continue licensed operations in Maine. Town Square has responded to the request and is cooperating with MUPC's review. As of March 31, 2021, no claims or demands have been made against Town Square by MPUC, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. Nevertheless, the parties are engaging in settlement discussions. For the three months ended March 31, 2021 and 2020, Town Square’s gross revenues from sales in Maine was $0.5 million and $0.3 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $142.4 million at March 31, 2021, of which $90.1 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2021 are expected to be paid as follows:

(in thousands)
Remainder of 2021	$74,544
2022	43,994
2023	21,871
2024	1,884
2025	58
Thereafter	—
Total payments	$142,351

In three months ended March 31, 2021, the Company purchased $79.2 million and $3.0 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2021, GRE had commitments to purchase renewable energy credits of $52.3 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2021, GRE had aggregate performance bonds of $13.7 million outstanding and unused letters of credit of $2.2 million.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2021, the Company was in compliance with such covenants. At March 31, 2021, restricted cash—short-term of $1.1 million and trade accounts receivable of $50.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $15.0 million at March 31, 2021.

Shell Exclusive Supply Contract with Shoreditch

Shoreditch has an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Shoreditch until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Shoreditch can enter into forward hedge position for its customers which protects the Company from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the United Kingdom payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by a pledge of the outstanding equity interest of Shoreditch. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At March 31, 2021, Shoreditch was in compliance with such covenants. At March 31, 2021, Shoreditch's total liability to Shell was $6.7 million included in trade accounts payable and accrued expenses accounts in the consolidated balance sheet.

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum and is payable monthly. At March 31, 2021, $1.4 million was outstanding under the loan agreement. At March 31, 2021 and December 31, 2020, the effective interest rate was 3.0%.

In March 2021, certain assets and liabilities of Genie Japan were classified as assets and liabilities held for sale including the outstanding balance of May 2020 Loan of $1.4 million (see Note 8). Liabilities held for sale was included in other current liabilities in the consolidated balance sheet as of March 31, 2021.

Revolving Line of Credit with Vantage Commodities

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage") for a $20.0 million revolving loan facility. The borrowers consist of the Company’s subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest was payable monthly, and all outstanding principal and any accrued and unpaid interest was due on the maturity date of April 3, 2020. At December 31, 2020, $2.5 million was outstanding under the revolving line of credit with an effective interest rate of 6.41% per annum. In April 2020, the revolving line of credit expired and the Company paid the outstanding balance of $3.5 million in exchange for the release and termination of any further obligations and security interest.

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date of December 31, 2020. On December 8, 2020, the Company entered into the second amendment of its existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, March 31, 2021, JP Morgan Chase Bank issued $2.3 million letters of credit from the Credit Line. As of March 31, 2021, none of the letters of credits were drawn upon. At March 31, 2021, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Prism Notes Payable

On December 11, 2019, the Company refinanced Prism's outstanding 5.95% notes payable to Catskill Hudson Bank that were due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 was payable in monthly equal annual installments for period of ten years. The outstanding principal amount incurred fixed interest at 4.75% per annum. On October 16, 2020, Prism settled the notes payable to Catskill Bank with full payment of the remaining principal amount of $0.9 million.

Note 20—Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on January 1, 2023. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. The ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. The Company adopted the ASU on January 1, 2021. The adoption of the ASU does not have a significant impact on the consolidated financial statements.

Note 21—Subsequent Event

On April 26, 2021, the Company entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, the Company has agreed to sell its interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. The sale is expected to close between May 11, 2021 and June 1, 2021.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the three months ended March 31, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed.

Our customer base is predominantly residential, so we benefited from the increased demand for residential electricity when customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the first quarter of 2021. compared to the same period in 2020. Churn for the first quarter of 2021 decreased compared to the same period in 2020, in part, due to our competitors suspending face to face marketing programs.

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

In the fourth quarter of 2020, authorities began relaxing certain COVID-19 public health restrictions in some of our markets which allows us to resume face-to-face sales and marketing. Looking ahead, we expect to see a modest rebound in meter acquisition, however, any reversal of the easing of restrictions would impact that expected rebound.

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

Overview

We are comprised of Genie Retail Energy ("GRE"), Genie Retail Energy International ("GRE International") and Genie Renewables. In March 2021, the Company modified its management reporting to rename the Genie Energy Services ("GES") segment as "Genie Renewables."

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern and Midwestern United States and Texas.

GRE International holds the Company's REPs that serve retail customers in United Kingdom under the name Orbit Energy, its 98.8% interest in venture in Japan ("Genie Japan"), its 91.7% interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and its 98.9% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden.

Genie Renewables holds Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, Genie Solar Energy and CityCom Solar and manages our 60.0% controlling interest in Prism. Prism is a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management. Genie Solar Energy sells rooftop solar systems to commercial and industrial clients. CityCom Solar is a marketer of community solar energy solutions.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 67.0% and 76.1%% of our consolidated revenues in the three months ended March 31, 2021 and 2020, respectively.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 47.7% and 49.6% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2020 and 2019, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 31.8% of GRE’s electricity revenues for 2020 and 2019, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Winter Storm in Texas

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the ERCOT, real-time commodity prices during the crisis escalated significantly. Although our supply commitment for our customers in Texas was reasonably hedged for reasonably foreseen winter weather conditions, the market conditions exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. The impact on our consolidated profitability was approximately $13.0 million in additional costs related to the situation, which were in the cost of revenue for the first quarter of 2021.

Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three months ended March 31, 2021 the associated cost was approximately 1.1% of GRE's revenue. At March 31, 2021, 86.7% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Residents Energy denies allegations in the complaint and plans to vigorously defend this action. On or around October 9, 2020, Residents Energy filed a preliminary motion to dismiss one of the counts in the complaint, and to dismiss GRE as a named defendant.  Although Residents Energy and GRE denies any wrongdoing in connection with the complaints, the parties settled the matter for a minimal amount which was included in selling general and administrative expenses for three months ended March 31, 2021.

See Note 18, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting changes to the New York retail energy market, effective April 14, 2021 (“2020 Orders”). The 2020 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2020 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2020 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2020 Orders. As of March 31, 2021, New York represented 18.6% of GRE’s total meters served and 14.0% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the  three months ended March 31, 2021 and 2020 New York gross revenues were $17.1 million and $17.5 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation Although Town Square denies any basis for those complaints and any wrongdoing on its part, has cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. As of March 2021, the parties have been engaging in settlement discussions. In connection with the foregoing, the Company accrued $0.4 million in the first quarter of 2021. As of March 31, 2021, Town Square’s Connecticut customer base represented 9.3% of GRE’s total meters served and 10.1% of the total RCEs of GRE’s customer base. For three months ended March 31, 2021, Town Square’s gross revenues from sales in Connecticut were $9.4 million and $7.5 million, respectively.

In May 2021, the parties reached a settlement in principle, subject to finalization of a definitive settlement agreement, pursuant to which Town Square will pay $0.4 million. Town Square has also volunteered to refrain, from door-to-door marketing activities in Connecticut for a period of 15 months.

Residents Energy

In August of 2020, Residents Energy began marketing retail energy services in Connecticut. Residents Energy serves 270 meters in Connecticut, and for the three months ended March 31, 2021, Residents Energy's gross revenues from sales in Connecticut was $0.1 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. Nevertheless, Residents Energy has been engaging in settlement discussions with PURA. In connection with the foregoing, the Company accrued $0.3 million in the first quarter of 2021.

In May 2021, the parties reached a settlement in principle, subject to finalization of a definitive settlement agreement, pursuant to which Residents will pay $0.3 million. Residents Energy has also volunteered to withdraw from the market in Connecticut for a period of 36 months.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 20—Recently Issued Accounting Standards, to the current period’s consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Three Months Ended March 31, 2021 and  Compared to Three Months Ended March 31, 2020

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenues:
Electricity	$73,387	$63,075	$10,312	16.3%
Natural gas	17,280	16,070	1,210	7.5
Total revenues	90,667	79,145	11,522	14.6
Cost of revenues	75,701	51,542	24,159	46.9
Gross profit	14,966	27,603	(12,637)	(45.8)
Selling, general and administrative expenses	13,762	14,585	(823)	(5.6)
Income from operations	$1,204	$13,018	$(11,814)	90.8%

Revenues. Electricity revenues increased by 16.3% in three months ended March 31, 2021 compared to the same period in 2020. The increase is due to an increase in electricity consumption partially offset by a decrease in the average rate per kilowatt hour sold in the three months ended March 31, 2021 compared to the same period in 2020. Electricity consumption by GRE’s REPs' customers increased by 22.8% in the three months ended March 31, 2021, compared to the same period in 2020. The increase in electricity consumption reflected a 23.0% increase in average consumption per meter partially offset by a 0.2% decrease in average number of meters served. The increase in per meter consumption reflects a sustained focus on the acquisition of higher consumption meters, colder weather in the three months ended March 31, 2021 compared to the same period in 2020 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders. The average rate per kilowatt hour sold decreased 5.2% in the three months ended March 31, 2021 compared to the same period in 2020.

GRE’s natural gas revenues increased by 7.5% in the three months ended March 31, 2021 compared to the same period in 2020.  The increase in natural gas revenues in the three months ended March 31, 2021 compared to the same period in 2020 was a result of an increase in natural gas consumption partially offset by a decrease in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 11.3% in the three months ended March 31, 2021 compared to the same period in 2020, reflecting a 17.4% increase in average consumption per meter partially offset by a 5.2% decrease in average meters served in the three months ended March 31, 2021 compared to the same period in 2020. The average revenue per therm decreased by 3.4% in the three months ended March 31, 2021, compared to the same period in 2020.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Meters at end of quarter:
Electricity customers	308	305	309	310	313
Natural gas customers	65	65	67	64	71
Total meters	373	370	376	374	384

Gross meter acquisitions in three months ended March 31, 2021, were 62,000 compared to 69,000 for the same period in 2020. The decrease reflects the effects of COVID-19 related public health restrictions on certain sales channels that remain in effect.

Meters served increased by 3,000 meters or 0.8% from December 31, 2020 to March 31, 2021. In three months ended March 31, 2021, average monthly churn increased to 4.9% compared to 4.4% for same period in 2020.

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

(in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
RCEs at end of quarter:
Electricity customers	291	284	294	288	272
Natural gas customers	56	53	56	55	58
Total RCEs	347	337	350	343	330

RCEs increased 5.2% at March 31, 2021 compared to March 31, 2020 reflecting our recent focus on adding higher consumption meters, colder than average weather in three months ended March 31, 2021 compared the same period in 2020 and COVID-19 driven shift to work-from-home which increased per-meter consumption in our residential centric customer base.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Cost of revenues:
Electricity	$66,460	$43,072	$23,388	54.3%
Natural gas	9,241	8,470	771	9.1
Total cost of revenues	$75,701	$51,542	$24,159	46.9%

	Three months ended March 31
(amounts in thousands)	2021	2020	Change
Gross margin percentage:
Electricity	9.4%	31.7%	(22.3)%
Natural gas	46.5	47.3	(0.8)
Total gross margin percentage	16.5%	34.9%	(18.4)%

nm—not meaningful

Cost of revenues for electricity increased in the three months ended March 31, 2021 compared to the same period in 2020 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 25.7% in the three months ended March 31, 2021 compared to the same period in 2020. A significant portion of the increase resulted from incremental cost incurred as an effect of a major winter storm in Texas as discussed above. Gross margin on electricity sales decreased in the three months ended March 31, 2021 compared to the same period in 2020 because the average rate charged to customers decreased while the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended March 31, 2021 compared to the same period in 2020 primarily because of an increase in natural gas consumption by GRE's REPs' customers partially offset by a decrease in average unit cost of natural gas. The average unit cost of natural gas decreased 2.0% in the three months ended March 31, 2021 compared to the same period in 2020. Gross margin on natural gas sales decreased in the three months ended March 31, 2021 compared to the same period in 2020 because the average rate charged to customers decreased more than the decrease in the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expense in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to decreases in customer acquisition costs and employee-related costs partially offset by an increase in marketing expenses. Customer acquisition expenses decreased by $1.3 million in the three months ended March 31, 2021, compared to the same period in 2020 due to reduced pace of customer acquisition activities resulting from COVID-19 related public health restrictions. Employee-related expenses decreased by $0.6 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a reduction in the number of employees. Marketing expenses increased by $.0.7 million in three months ended March 31, 2021 compared to the same period in 2020 as a result of expenses incurred on different marketing channels to offset the effect of COVID-19 related public health restrictions on door-to-door marketing. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 18.4% in the three months ended March 31, 2020 to 15.2% in the three months ended March 31, 2021.

GRE International Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenues
Electricity	$30,284	$6,897	$23,387	339.1%
Natural gas	11,792	—	11,792	nm
Others	110	56	54	96.4
Total revenues	$42,186	$6,953	$35,233	506.7
Cost of revenue	40,741	7,241	33,500	462.6
Gross profit	1,445	(288)	1,733	(601.7)
Selling, general and administrative expenses	8,106	2,231	5,875	263.3
Loss from operations	$(6,661)	$(2,519)	$4,142	164.4%

nm—not meaningful

GRE International holds our stakes in REPs outside of North America. These businesses currently include Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan, our controlling stakes in Lumo Finland and Lumo Sweden. Lumo Sweden began operations in the second quarter of 2020.

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

In January 2021, weather volatility and the lack of adequate gas reserves drove the prices on the Japan Electric Power Exchange to $2,390 per megawatt hour for an extended period of time. Although our supply commitment for our customers in Japan was hedged reasonably for expected winter weather conditions, the extreme price spike exposed us to further unexpected cost increases. The impact on our first quarter 2021 consolidated result of operations was approximately $2.5 million.

On April 26, 2021, we entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. pursuant to which, we agreed to sell our interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. The sale is expected to close between May 11, 2021 and June 1, 2021.

Meters served by GRE International's REPs increased to 199,000 at March 31, 2021 from 195,000 at December 31, 2020 primarily as a result of the growth in Shoreditch's and Lumo Finland's customer bases.

RCEs at March 31, 2021 were 103,000, flat as compared to December 31, 2020.

Revenue and Cost of Revenue. GRE International's revenues and cost of revenue increased in three months ended March 31, 2021 compared to the same period in 2020 primarily due to the consolidation of Shoreditch in October 2020, increase in meters served in Lumo Finland, Genie Japan and the start of commercial operations of Lumo Sweden in the second quarter of 2020. Shoreditch increased GREI's revenue and cost of revenue in the three months ended March 31, 2021 by $27.8 million and $23.0 million, respectively. Meters served by Lumo Finland, Genie Japan and Lumo Sweden increased by 55.5% at March 31, 2021 compared to March 31, 2020.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the consolidation of Shoreditch in October 2020, continued growth of operations at Lumo Finland and Genie Japan and the start of commercial operation of Lumo Sweden in the second quarter of 2020. Shoreditch increased GREI's selling, general and administrative expenses for the three months ended March 31, 2021 by $5.9 million. Marketing and customer acquisition-related expenses increased related to the increase in number of meters acquired. The number of employees also increased in three months ended March 31, 2021 compared to same period in 2020 as a result of the expansion of operations.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Prism, in which we hold a 60.0% controlling interest, Diversegy, Genie Solar and CityCom Solar.

	Three Months Ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenues	$2,488	$17,953	$(15,465)	(86.1)%
Cost of revenue	1,370	16,363	(14,993)	(91.6)
Gross profit	1,118	1,590	(472)	(29.7)
Selling, general and administrative expenses	559	1,056	(497)	(47.1)
Impairment of assets	—	192	(192)	nm
Loss from operations	$559	$342	$(217)	63.5%

nm—not meaningful

Revenue. Genie Renewables' revenues decreased in the three months ended March 31, 2021 compared to the same period in 2020. The decrease in revenues was the result of the discontinuance of a relationship with a customer of Prism in the second quarter of 2020. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.  Revenues from CityCom Solar include commission from selling third-party products to customers.

Cost of Revenues. Cost of revenue decreased in the three months ended March 31, 2021 compared to the same period in 2020. The decrease in cost revenues was consistent with the decrease in revenues for the period. Cost of revenues in the three months ended March 31, 2021 also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased the three months ended March 31, 2021 compared to the same period in 2020 primarily because of the streamlining of operations of Prism in first quarter of 2020 and the sale of the Prism facility in October 2020.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended March 31,		Change
	2021	2020	$	%
General and administrative expenses and loss from operations	$1,677	$1,627	$50	3.1%

Corporate general and administrative expenses increased in three months ended March 31, 2021 compared to the same period in 2020 primarily because of an increase in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased to 1.2% in the three months ended March 31, 2021 from 1.6% in the three months ended March 31, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.6 million and $0.5 million in the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.3 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Income from operations	$(6,575)	$9,214	$(15,789)	171.4%
Interest income	84	128	(44)	(34.4)
Interest expense	(182)	(123)	(59)	48.0
Equity in net loss in equity method investees	110	(379)	489	(129.0)
Other income (loss), net	297	150	147	98.0
Unrealized gain on marketable equity securities and investments	4,107	—	4,107	nm
Provision for benefit from income taxes	(535)	(2,569)	2,034	(79.2)
Net (loss) income	(2,694)	6,421	(9,115)	142.0
Net (loss) income attributable to noncontrolling interests	(708)	589	(1,297)	(220.2)
Net income attributable to Genie	$(1,986)	$5,832	$(7,818)	134.1%

nm—not meaningful

Other Income (loss), net.  Other income (loss), net in the three months ended March 31, 2021 and 2020 consisted primarily foreign currency transactions.

Provision for Income Taxes. The decrease in the reported tax rate for the three months ended March 31, 2021 compared to the same period in 2020, is a result of changes in the mix of jurisdiction in which taxable income was earned which was not offset by a benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Net Income Attributable to Noncontrolling Interests. The net loss attributable to noncontrolling interests in the three months ended March 31, 2021 was primarily due to the share of noncontrolling interest in net losses of Lumo Finland, Prism and CCE.

The net income attributable to noncontrolling interests in the three months ended March 31, 2020 primarily due to the share of noncontrolling interest from deconsolidation of non-operating subsidiaries partially offset by share in net losses of noncontrolling interest in Lumo Finland, Prism and CCE.

Unrealized gain on marketable equity securities and investments. The unrealized gain on marketable equity securities and investment for the three months ended March 31, 2021 pertains to the appreciation of the Company's investments in common stock and warrants to purchase common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $24.4 million balance of unrestricted cash and cash equivalents that we held at March 31, 2021 will be sufficient to meet our currently anticipated cash requirements for at least the period from April 1, 2021 to May 7, 2022.

At March 31, 2021, we had working capital (current assets less current liabilities) of $35.4 million.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(9,953)	$(2,717)
Investing activities	(1,007)	(5)
Financing activities	(370)	533
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	23
Cash balances transferred to assets held for sale	(587)	—
Decrease in cash, cash equivalents, and restricted cash	$(11,399)	$(2,166)

Operating Activities

Cash, cash equivalents and restricted cash used in operating activities was $10.0 million in the three months ended March 31, 2021 compared to net cash provided by operating activities of $2.7 million in the three months ended March 31, 2020. Net income after non-cash adjustments decreased cash flows by $14.8 million for the three months ended March 31, 2021, compared to the same period in 2020. The decrease in operating cash flows is primarily the result of unfavorable results of operations and the inclusion of operations of Shoreditch in the three months ended March 31, 2020.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $7.6 million for the three months ended March 31, 2021, compared to the same period in 2020. Changes in other assets decreased cash flows by $0.1 million for the three months ended March 31, 2021, compared to the same period in 2020.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2021, we were in compliance with such covenants. At March 31, 2021, restricted cash—short-term of $1.1 million and trade accounts receivable of $50.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $15.0 million at March 31, 2021.

We had purchase commitments of $142.4 million at March 31, 2021, of which $90.1 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended March 31, 2021 and 2020. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2021 will be between $0.5 to $1.0 million.

In December 2020, we invested $5.0 million in Class B common stock of Rafael. Rafael, a publicly-traded company, is also a related party. In connection with the purchase, Rafael issued to us warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. We exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. We do not exercise significant influence over the operating or financial policies of Rafael.

 Financing Activities

In each of the three months ended March 31, 2021 and 2020, we paid aggregate quarterly Base Dividends of $0.1594 per share, $0.4 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On April 14, 2021, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share of our Preferred Stock. The dividend will be paid on or about May 17, 2021 to stockholders of record as of the close of business on April 27, 2021.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under this program in the three months ended March 31, 2021. In the three months ended March 31, 2020, the Company acquired 12,233 shares of Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. At March 31, 2021, 5.9 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a  ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan"). Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurs interest at 3.0% per annum. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest matured on November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to March 13, 2021. At March 31, 2021, $1.4 million was outstanding under the May 2020 Loan. At March 31, 2021, the effective interest rate was 3.0%.

In March 2021, certain assets and liabilities of Genie Japan were classified as assets and liabilities held for sale including the outstanding balance of the May 2020 Loan of $1.4 million.

On April 4, 2017, GRE, IDT Energy, and other GRE subsidiaries entered into a Credit Agreement with Vantage Commodities Financial Services II, LLC ("Vantage"), for a $20 million revolving loan facility. The borrowers consist of our subsidiaries that operate REP businesses, and those subsidiaries’ obligations are guaranteed by GRE. The borrowers have provided as collateral a security interest in their receivables, bank accounts, customer agreements, certain other material agreements and related commercial and intangible rights. The outstanding principal amount incurred interest at LIBOR plus 4.5% per annum. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest matured on April 3, 2020. In April 2020, the revolving line of credit expired and we paid outstanding balance of $3.5 million.

On December 5, 2019, we entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. On December 8, 2020, we entered into the second amendment of the existing Credit Agreement to extent the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of March 31, 2021, JP Morgan Chase Bank issued $2.3 million letter of credit from the Credit Line. As of March 31, 2021, none of the letters of credits were drawn upon. At March 31, 2021, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In December 11, 2019, we refinanced Prism's outstanding 5.95% notes payable from Catskill Hudson Bank that was due in November 2019. The outstanding balance of notes payable of $0.9 million at December 11, 2019 was payable in monthly equal installments for period of ten years. The outstanding principal amount incurred fixed interest at 4.75% per annum. The notes payable were secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale. On October 16, 2020, Prism settled the notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.8 million.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2021, the Company had outstanding aggregate performance bonds of $13.7 million and $2.2 million of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2021 had remained the same as in the three months ended March 31, 2020, our gross profit from electricity sales would have increased by $17.6 million and our gross profit from natural gas sales would have increased by $0.4 million in the three months ended March 31, 2021.

Hypothetically, for our GRE International segment, if our gross loss per unit in the three months ended March 31, 2021 had remained the same as in the three months ended March 31, 2020, our gross loss from electricity sales would have decreased by $1.0 million in the three months ended March 31, 2021.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Remediation. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2021:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2021	—	$—	—	5,931,298
February 1–28, 2021	—	—	—	5,931,298
March 1–31, 2021	—	—	—	5,931,298
Total	—	$—	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

In April 2021, the Company acquired 146,720 shares of Class B common stock under the existing stock repurchase program for an aggregate amount of $0.8 million.

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

Genie Energy Ltd.

May 7, 2021	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 7, 2021	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

