Form 10-Q
period 2021-06-30
Genie Energy Ltd.
filed 2021-08-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 6, 2021, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,481,739 shares (excluding 1,869,239 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,446	$36,913
Restricted cash—short-term	6,121	6,271
Marketable equity securities	13,370	5,089
Trade accounts receivable, net of allowance for doubtful accounts of $11,268 and $8,793 at June 30, 2021 and December 31, 2020, respectively	59,659	60,778
Inventory	15,653	16,930
Prepaid expenses	5,385	4,633
Other current assets	4,956	3,206
Total current assets	136,590	133,820
Property and equipment, net	269	259
Goodwill	26,041	25,929
Other intangibles, net	9,177	11,645
Investment in joint venture	936	—
Deferred income tax assets, net	1,908	4,882
Other assets	10,205	10,804
Total assets	$185,126	$187,339
Liabilities and equity
Current liabilities:
Loan payable	$—	$1,453
Trade accounts payable	36,141	43,005
Accrued expenses	49,104	42,762
Contract liability	5,217	5,609
Income taxes payable	2,518	1,893
Due to IDT Corporation, net	304	257
Other current liabilities	2,011	2,494
Total current liabilities	95,295	97,473
Other liabilities	3,331	3,787
Total liabilities	98,626	101,260
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at June 30, 2021 and December 31, 2020	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2021 and December 31, 2020	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 26,106 and 25,966 shares issued and 24,393 and 24,646 shares outstanding at June 30, 2021 and December 31, 2020, respectively	261	260
Additional paid-in capital	142,056	140,746
Treasury stock, at cost, consisting of 1,713 and 1,320 shares of Class B common stock at June 30, 2021 and December 31, 2020, respectively	(12,274)	(9,839)
Accumulated other comprehensive income	3,178	3,827
Accumulated deficit	(54,017)	(56,658)
Total Genie Energy Ltd. stockholders’ equity	98,963	98,095
Noncontrolling interests	(12,463)	(12,016)
Total equity	86,500	86,079
Total liabilities and equity	$185,126	$187,339

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenues:
Electricity	$83,314	$65,906	$186,985	$135,877
Natural gas	11,776	5,396	40,848	21,467
Other	2,616	4,773	5,214	22,782
Total revenues	97,706	76,075	233,047	180,126
Cost of revenues	73,940	56,588	191,752	131,734
Gross profit	23,766	19,487	41,295	48,392
Operating expenses and losses:
Selling, general and administrative (i)	22,410	15,956	46,514	35,456
Impairment of assets	—	801	—	993
Income (loss) from operations	1,356	2,730	(5,219)	11,943
Interest income	10	20	20	143
Interest expense	(103)	(58)	(212)	(175)
Equity in the net income (loss) in equity method investees, net	53	(1,173)	164	(1,552)
Unrealized gain on marketable equity securities and investments	2,915	—	7,022	—
Gain on sale of subsidiary	4,226	—	4,226	—
Other (loss) income, net	(14)	(52)	283	98
Income before income taxes	8,443	1,467	6,284	10,457
Provision for income taxes	(3,158)	(587)	(3,693)	(3,156)
Net income	5,285	880	2,591	7,301
Net loss attributable to noncontrolling interests	(82)	(1,083)	(790)	(494)
Net income attributable to Genie Energy Ltd.	5,367	1,963	3,381	7,795
Dividends on preferred stock	(370)	(370)	(740)	(740)
Net income attributable to Genie Energy Ltd. common stockholders	$4,997	$1,593	$2,641	$7,055

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$0.19	$0.06	$0.10	$0.27
Diluted	$0.19	$0.06	$0.10	$0.26
Weighted-average number of shares used in calculation of earnings per share:
Basic	25,804	26,087	25,903	26,098
Diluted	26,227	26,853	26,446	26,804

Dividends declared per common share	$—	$0.085	$—	$0.160
(i) Stock-based compensation included in selling, general and administrative expenses	$559	$401	$1,148	$884

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$5,285	$880	$2,591	$7,301
Other comprehensive loss:
Foreign currency translation adjustments	105	135	(237)	41
Comprehensive income	5,390	1,015	2,354	7,342
Comprehensive gain attributable to noncontrolling interests	82	1,271	560	493
Comprehensive income attributable to Genie Energy Ltd.	$5,472	$2,286	$2,914	$7,835

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2021	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	121	1	588	—	—	—	—	589
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(572)	—	230	(342)
Net loss for three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	(1,986)	(708)	(2,694)
BALANCE AT MARCH 31, 2021	2,322	19,743	1,574	16	25,952	261	141,496	(9,839)	3,255	(59,014)	(12,494)	83,424

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2021	2,322	$19,743	1,574	$16	25,952	$261	$141,496	$(9,839)	$3,255	$(59,014)	$(12,494)	$83,424
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	—	—	560	—	—	—	—	560
Repurchase of Class B common stock from stock purchase program	—	—	—	—	—	—	—	(2,435)	—	—	—	(2,435)
Sale of subsidiary	—	—	—	—	—	—	—	—	(182)	—	113	(69)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	105	—	—	105
Net loss for three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	5,367	(82)	5,285
BALANCE AT JUNE 30, 2021	2,322	19,743	1,574	16	25,952	261	142,056	(12,274)	3,178	(54,017)	(12,463)	86,500

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2020	2,322	$19,743	1,574	$16	25,805	$258	$140,069	$(7,763)	$2,230	$(56,184)	$(13,160)	$85,209
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.085 per share)	—	—	—	—	—	—	—	—	—	(2,240)	—	(2,240)
Stock-based compensation	—	—	—	—	—	—	401	—	—	—	—	401
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,458)	—	—	—	(1,458)
Purchase of subsidiary	—	—	—	—	—	—	—	—	—	—	45	45
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	323	—	(188)	135
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	1,963	(1,083)	880
BALANCE AT JUNE 30, 2020	2,322	19,743	1,574	16	25,805	258	140,470	(9,221)	2,553	(56,831)	(14,386)	82,602
5

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating activities
Net income	$2,591	$7,301
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,446	1,548
Impairment of assets	—	993
Deferred income taxes	2,974	2,537
Provision for doubtful accounts receivable	2,539	1,215
Unrealized gain on marketable equity securities and investment	(7,022)	—
Stock-based compensation	1,148	884
Equity in the net (income) loss in equity method investees	(164)	1,552
Gain on sale of subsidiary	(4,226)	—
Loss on sale of assets held for sale	—	78
Gain on deconsolidation of subsidiaries	—	(98)
Change in assets and liabilities:
Trade accounts receivable	(3,157)	6,847
Inventory	1,277	1,930
Prepaid expenses	(1,142)	2,016
Other current assets and other assets	(2,865)	223
Trade accounts payable, accrued expenses and other current liabilities	(609)	(1,006)
Contract liability	(333)	(12,707)
Due to IDT Corporation	47	(286)
Income taxes payable	625	615
Net cash (used in) provided by operating activities	(5,871)	13,642
Investing activities
Capital expenditures	(80)	(99)
Proceeds from disposal of assets held for sale	—	5
Proceeds from the sale of a subsidiary, net of cash disposed	4,550	—
Purchase of marketable equity securities	(1,000)	—
Investments in equity method investee	—	(1,502)
Payment of acquisition of intangible	—	(298)
Repayment of notes receivable	13	12
Net cash provided by (used in) investing activities	3,483	(1,882)
Financing activities
Dividends paid	(740)	(4,955)
Proceeds from revolving line of credit	—	1,000
Repayment of revolving line of credit	—	(3,514)
Proceeds from loan	—	1,395
Repayment of loan	—	(930)
Purchases of Class B common stock	(2,435)	(1,546)
Repayment of notes payable	—	(17)
Net cash used in financing activities	(3,175)	(8,567)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(54)	12
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,617)	3,205
Cash, cash equivalents, and restricted cash at beginning of period	43,184	38,554
Cash, cash equivalents, and restricted cash at end of period	$37,567	$41,759

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.3% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 95.5% of Genie Retail Energy International LLC ("GRE International" or "GREI") and 95.5% of Genie Renewables. In March 2021, the Company modified its management reporting to rename the Genie Energy Services ("GES") segment to the Genie Renewables segment.

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

GRE International holds the Company's 100% interest in Shoreditch Energy Limited, a REP that serves retail customers in the United Kingdom under the name Orbit Energy, the Company's 91.7% interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland, and its 98.8% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden. GRE International also held the Company's 98.8% interest in venture in Japan, which the Company sold on May 11, 2021.

        Genie Renewables oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States, manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management, Genie Solar Energy, a rooftop solar system sales and general contracting company and 93.5% interest in CityCom Solar, a marketer of community solar energy solution.

Energy Price Volatility in Japan and Texas

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

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, which was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. In the three and six months ended June 30, 2021, GRE recognized approximately $1.0 million and $13.0 million, respectively, in additional costs related to the situation, which were included in the cost of revenue in the consolidated statements of operation.

In June 2021, the state legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided to the load serving entities who originally incurred the charges. Under HB 4492, the Company is entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. For the three and six months ended June 30, 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

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

For the three and six months ended June 30, 2021, the impacts of COVID-19 are evident in several key aspects of the Company's business operations and the corresponding financial impact has been mixed. The Company's customer base is predominantly residential, so the Company has benefited from the increased demand for residential electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions during the second quarter of 2021 resulted in a slight decline in domestic meters served during the second quarter of 2021. Churn for the second quarter of 2021 decreased, in part, as the Company's competitors also suspended their face to face marketing programs. In the fourth quarter of 2020, authorities began relaxing certain COVID-19 public health restrictions in some of GRE's domestic markets facilitating a partial reactivation of the previously curtailed customer acquisition channels.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$31,446	$36,913
Restricted cash—short-term	6,121	6,271
Total cash, cash equivalents, and restricted cash	$37,567	$43,184

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 17), Credit Agreement with JPMorgan Chase (see Note 18) and Afek Oil and Gas, Ltd.’s security deposits for its exploration license from the Government of Israel, and its customs and other import duties for the import of exploration equipment.

Note 3—Inventories

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Natural gas	$813	$1,021
Renewable credits	14,642	15,574
Solar Panels:
Finished goods	198	335
Totals	$15,653	$16,930

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

Revenues from Orbit Energy are accrued based on an estimate of the quantity in units of electricity or natural gas supplied to customers by profile class. The estimate is made using historical consumption patterns, industry estimated consumption rates, and takes into consideration industry reconciliation processes.

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain customer contracts were $0.3 million and $0.2 million in the three months ended June 30, 2021 and 2020, respectively. Total capitalized customer acquisition costs to obtain customer contracts were $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, customer acquisition costs of $0.4 million and $0.2 million included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.2 million of amortization of capitalized customer acquisition cost, in each of the three months ended June 30, 2021 and 2020. The Company recognized $0.4 million of amortization of capitalized customer acquisition cost, in each of the six months ended June 30, 2021 and 2020. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2021
Fixed rate	$48,600	$7,538	$—	$56,138
Variable rate	34,714	4,238	—	38,952
Other	—	—	2,616	2,616
Total	$83,314	$11,776	$2,616	$97,706

Three Months Ended June 30, 2020
Fixed rate	$30,031	$738	$—	$30,769
Variable rate	35,875	4,658	—	40,533
Other	—	—	4,773	4,773
Total	$65,906	$5,396	$4,773	$76,075

Six Months Ended June 30, 2021
Fixed rate	$103,557	$21,072	$—	$124,629
Variable rate	83,428	19,776	—	103,204
Other	—	—	5,214	5,214
Total	$186,985	$40,848	$5,214	$233,047

Six Months Ended June 30, 2020
Fixed rate	$57,550	$2,568	$—	$60,118
Variable rate	78,327	18,899	—	97,226
Other	—	—	22,782	22,782
Total	$135,877	$21,467	$22,782	$180,126

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2021
Non-Commercial Channel	$65,855	$10,499	$—	$76,354
Commercial Channel	17,459	1,277	—	18,736
Other	—	—	2,616	2,616
Total	$83,314	$11,776	$2,616	$97,706

Three Months Ended June 30, 2020
Non-Commercial Channel	$54,783	$4,631	$—	$59,414
Commercial Channel	11,123	765	—	11,888
Other	—	—	4,773	4,773
Total	$65,906	$5,396	$4,773	$76,075

Six Months Ended June 30, 2021
Non-Commercial Channel	$155,059	$37,462	$—	$192,521
Commercial Channel	31,926	3,386	—	35,312
Other	—	—	5,214	5,214
Total	$186,985	$40,848	$5,214	$233,047

Six Months Ended June 30, 2020
Non-Commercial Channel	$115,754	$19,004	$—	$134,758
Commercial Channel	20,123	2,463	—	22,586
Other	—	—	22,782	22,782
Total	$135,877	$21,467	$22,782	$180,126

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

Customers of Orbit Energy can elect to be on a budget plan. Under this type of plan, a monthly installment amount is calculated based on estimated annual usage. Contract liabilities are adjusted monthly based on actual and estimated usage of the customers. Annually, the budget plan is reconciled to actual annual usage.

The following table summarized the changes in the liabilities.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Contract liability, beginning	$5,609	$13,426
Recognition of revenue included in the beginning of year contract liability	(3,262)	(12,971)
Additions during the period, net of revenue recognized during the period	2,701	379
Cumulative translation adjustments	169	—
Contract liability, end	$5,217	$834

Note 5—Acquisition and Divestiture

Acquisition of Controlling Interest of Shoreditch Energy Limited

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., under the trade name Orbit Energy. In second quarter of 2020, the Company contributed $1.5 million to Shoreditch, which increased GEUK's total contribution to $9.5 million as of October 8, 2020. Prior to October 8, 2020, the Company owned 77.0% of the outstanding equity of Shoreditch.

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

 The Company conducted an assessment of assets and liabilities related to the acquisition of Shoreditch. The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Cash	$2,681
Trade accounts receivable	8,008
Other current assets	843
Intangible assets:
Trademark (10-year useful life)	1,594
Non-compete agreements (2-year useful life)	1,956
Customer relationships (2-year useful life)	3,620
Goodwill	13,426
Other assets	657
Accounts and other current liabilities	(20,490)
Noncontrolling interest	(5,152)
Net assets	$7,143

Goodwill was allocated to the GRE International segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

The Company recognized a gain of $5.5 million upon consolidation of Orbit Energy in the consolidated statement of operations for the year ended December 31, 2020, pertaining to the estimated fair value of the Company's noncontrolling interest prior to the acquisition, which is based on the amount paid by the Company for the remaining 23.0% of Shoreditch. The net book value of the Company's investments in Shoreditch was nil immediately prior to the acquisition.

Divestiture of Genie Japan

In March 2021, the Company initiated a plan to sell certain assets and liabilities of Genie Japan. In the first quarter of 2021, certain assets and liabilities of Genie Japan were reclassified as assets and liabilities held for sale and reported at lower of fair value less cost to sell and net book value.

On April 26, 2021, the Company entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, the Company has agreed to sell its interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. On May 11, 2021, upon the terms and subject to the conditions of Purchase Agreement, the Company completed the divestiture of Genie Japan for an aggregate cash consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). Hanhwa also assumed the outstanding balance of the loan payable of Genie Japan. The Company paid $0.6 million of commission to certain former employees of Genie Japan and recognized a pre-tax gain of $4.2 million from the divestiture.

The assets and liabilities divested which was previously classified as held for sale as of March 31, 2021 included the following:

(in thousands)
Cash	$83
Trade accounts receivable	`1,737
Prepaid and other current assets	391
Intangible (license)	540
Other noncurrent assets	296
Accounts payable	(611)
Accrued expenses and other current liabilities	(588)
Loans payable	(1,372)
Cumulative translation adjustment	(181)
Noncontrolling interest	114
Liabilities held for sale included in other current liabilities	$409

The assets and liabilities were included in GRE International segment.

Pro forma Results (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2021 and 2020 as if the acquisition of Orbit Energy and the divestiture of Genie Japan had been completed as of the beginning of 2020. The pro forma results are based upon certain assumptions and estimates, and they give effect to actual operating results prior to the acquisitions and adjustments to reflect (i) the change in depreciation expense and intangible assets amortization, (ii) timing of recognition of gain on consolidation of subsidiary of $5.5 million, and (iii) timing of recognition of gain from sale of subsidiary of $4.2 million which will not be recurring in the post-acquisition period. No effect has been given to other cost reductions or operating synergies. As a result, these pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations (amounts in thousands except for earnings per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$96,946	$89,180	$229,117	$210,836
Net income	1,304	5,098	1,753	14,487
Net income attributable to Genie Energy Ltd. common stockholders	1,016	6,158	1,769	14,543
Earnings per share attributable to Genie energy Ltd. common stockholders
Basic	0.04	0.24	0.07	0.56
Diluted	0.04	0.23	0.07	0.54

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2021
Assets:
Marketable equity securities	$13,370	$—	$—	$13,370
Derivative contracts	$3,292	$703	$—	$3,995
Liabilities:
Derivative contracts	$591	$—	$—	$591
December 31, 2020
Assets:
Marketable equity securities	$5,089	$—	$—	$5,089
Other current assets (Investments in warrants)	$—	$—	$259	$259
Derivative contracts	$1,237	$118	$—	$1,355
Liabilities:
Derivative contracts	$286	$—	$—	$286

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the period ended June 30, 2021 and 2020.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2021 and December 31, 2020, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At June 30, 2021 and December 31, 2020, other assets included notes receivable. At June 30, 2021, the outstanding balance of the sellers of Lumo Finlands' one-time put option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021		2020
Customer A	11%	13%	na	%	na	%
Customer B	na	na	na		10

na-less than 10.0% of consolidated revenue in the period

At June 30, 2021 and December 31, 2020 no single customer accounted for 10.0% or greater of our consolidated trade receivables.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2021, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2021 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter 2021	367,748	89,750
Fourth quarter 2021	374,221	286,750
First quarter 2022	620,484	172,900
Second quarter 2022	78,285	54,950
Third quarter 2022	39,936	43,790
Fourth quarter 2022	74,379	50,600
First quarter 2023	9,216	71,000
Second quarter 2023	9,216	17,900
Third quarter 2023	9,072	17,050
Fourth quarter 2023	9,072	18,600
First quarter 2024	—	20,850
Second quarter 2024		4,700

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2021	December 31, 2020
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$3,741	$1,338
Energy contracts and options	Other assets	254	17
Total derivatives not designated or not qualifying as hedging instruments — Assets		$3,995	$1,355

Liability Derivatives	Balance Sheet Location	June 30, 2021	December 31, 2020

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$403	245
Energy contracts and options	Other liabilities	188	41
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$591	$286

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2021	2020	2021	2020
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$1,908	$(6,200)	$4,795	$(18,589)

Note 8—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2021 to June 30, 2021:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2021	$9,998	$15,931	$—	$25,929
Cumulative translation adjustment	—	112	—	112
Balance at June 30, 2021	$9,998	$16,043	$—	$26,041

In the fourth quarter of 2020, the Company performed quantitative impairment analysis for its Prism reporting unit (part of the Genie Renewables segment) as a result of lower than expected results of operations in 2020. As a result of this test, the Company concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
June 30, 2021
Patents and trademarks	14.9 years	$5,526	$1,101	$4,425
Non-compete agreements	2.0 years	2,120	811	1,309
Customer relationships	3.6 years	4,958	1,915	3,043
Licenses	10.0 years	479	79	400
Total		$13,083	$3,906	$9,177
December 31, 2020
Trademark	14.9 years	$5,534	$878	$4,656
Non-compete agreement	2.0 years	2,096	75	2,021
Customer relationships	3.1 years	6,907	2,922	3,985
Licenses	10.0 years	1,224	241	983
Total		$15,761	$4,116	$11,645

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $1.1 million and $2.4 million in the three and six months ended June 30, 2021, respectively. Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.4 million and $0.9 million in the three and six months ended June 30, 2020, respectively. The Company estimates that amortization expense of intangible assets will be $1.8 million, $2.8 million, $0.6 million, $0.6 million, $0.6 million and $2.8 million for the remainder of 2021, and for 2022, 2023, 2024, 2025 and thereafter, respectively.

Note 9—Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Renewable energy	$35,794	$26,474
Liability to customers related to promotions and retention incentives	9,078	9,558
Payroll and employee benefit	2,156	3,534
Other accrued expenses	2,076	3,196
Total accrued expenses	$49,104	$42,762

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

	June 30, 2021	December 31, 2020
	(in thousands)
ROU Assets	$3,656	$4,409

Current portion of operating lease liabilities	1,060	1,327
Noncurrent portion of operating lease liabilities	2,772	3,233
Total	$3,832	$4,560

At June 30, 2021, the weighted average remaining lease term is 4.9 years and the weighted average discount rate is 6.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$985	$431

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of June 30, 2021 were as follows:

(in thousands)
Remainder of 2021	$616
2022	1,193
2023	1,162
2024	225
2025	233
Thereafter	1,072
Total future lease payments	4,501
Less imputed interest	(669)
Total operating lease liabilities	$3,832

Rental expenses under operating leases were $0.6 million and $1.0 million in the three and six months ended June 30, 2021.  Rental expenses under operating leases were $0.2 million and $0.4 million in the three and six months ended June 30, 2020.

.

Note 11—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the six months ended June 30, 2021 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 13, 2021	$0.1594	$370	February 8, 2021	February 16, 2021
April 14, 2021	0.1594	370	April 27, 2021	May 17, 2021

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock.

On July 8, 2021, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2021. The dividend will be paid on or about August 16, 2021 to stockholders of record as of the close of business August 9, 2021.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three and six months ended June 30, 2021, the Company acquired 392,932 Class B common stock under the stock purchase program for an aggregate amount of $2.4 million. In the three months ended June 30, 2020, the Company acquired 200,873 Class B common stock under the stock purchase program for an aggregate amount of $1.5 million. In the six months ended June 30, 2020, the Company acquired 213,206 Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. At June 30, 2021, 5.5 million shares remained available for repurchase under the stock repurchase program.

As of June 30, 2021 and December 31, 2020, there were 1.7 million and 1.3 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of $12.3 million and $9.8 million, respectively, at a weighted average cost per share of $7.17 and $7.46, respectively.

In July 7, 2021, the Company acquired 125,000 Class B common stock under the stock repurchase program for an aggregate amount of $0.8 million.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share, for an aggregate exercise price of $1.0 million. As of June 30, 2021, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

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

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"). The 2021 Plan, was approved by the Company's stockholders in May 2021, became effective and replaced the 2011 Plan on May 12, 2021. Similar to the 2011 Plan, the 2021 Plan will provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock.

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

In February 2021, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2021 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The 2021 market conditions for vesting of deferred stock units were not met as of June 30, 2021.

As of June 30, 2021, there were approximately $4.8 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$52	$411	$373	$748
Aggregate funding provided by the Company, net	$125	$282	$528	$522

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$687	$491
Trade accounts receivable	380	433
Prepaid expenses and other current assets	381	416
Other assets	359	359
Total assets	$1,807	$1,699
Liabilities and noncontrolling interests
Current liabilities	$471	$518
Due to IDT Energy	4,650	4,122
Noncontrolling interests	(3,314)	(2,941)
Total liabilities and noncontrolling interests	$1,807	$1,699

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reported tax rate	37.4%	40.0%	58.8%	30.2%

Reported tax rate for the three months ended June 30, 2021 was 37.4%, a slight decrease as compared to the same period in 2020 . The increase in the reported tax rate for six months ended June 30, 2021 compared to the same period in 2020 is a result of changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Note 14— Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,804	26,087	25,903	26,098
Effect of dilutive securities:
Stock options and warrants	353	629	468	583
Non-vested restricted Class B common stock	70	137	75	123
Diluted weighted-average number of shares	26,227	26,853	26,446	26,804

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Shares underlying options and warrants	295	126	295	126
Non-vested deferred stock units	610	610	610	610

Stock options were excluded from the diluted earnings per share computation in the three and six months ended June 30, 2021 and 2021 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of June 30, 2021 and 2020.

Note 15—Related Party Transactions

In December 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three and six months ended June 30, 2021, the Company recognized unrealized gain on investment of $2.9 million and $6.5 million, respectively, in connection with the investment. At June 30, 2021, the carrying values of investments in the common stock was $13.4 million.

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. The Company also provides specified administrative services to certain of IDT’s foreign subsidiaries. Howard S. Jonas is the Chairman of the Board of IDT.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Amount IDT charged the Company	$268	$249	$518	$520
Amount the Company charged IDT	$33	$41	$72	$79
Amount Rafael charged the Company	$57	$56	$113	$111

The following table presents the balance of receivables and payables to IDT and Rafael:

	June 30, 2021	December 31, 2020
	(in thousands)
Due to IDT	$338	$299
Due from IDT	$34	$40
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement required scheduled payments starting on December 31, 2020 and December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded minimal amounts of interest income for the three and six months ended June 30, 2021 and 2020 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of June 30, 2021.

The Company obtains insurance policies through several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2020 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of June 30, 2021. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the three and six months ended June 30, 2021. The Company recognized a $0.2 million equity in net loss from Atid 613 for the three months ended June 30, 2020  and minimal amount of equity in net gain from Atid 613 for the six months ended June 30, 2020. The carrying value of investments in Atid 613 was $0.1 million at June 30, 2021 and December 31, 2020 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel has agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). The credit Facility bears a variable interest rate as defined in the Shareholder Agreement. As of June 30, 2021, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million at June 30, 2021), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at June 30, 2021) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bore interest at 5.5% for all subsequent periods. In May 2021 Atid 613 paid the outstanding balance of the loan of $ 0.2 million. At June 30, 2021, the balance of loan receivables from Atid 613 was nil.

Note 16—Business Segment Information

The Company has 3 reportable business segments: GRE, GRE International and Genie Renewables (formerly GES). In June 30, 2021, the Company modified its management reporting to rename its GES segment as "Genie Renewables." GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GRE International, operates REPs in the United Kingdom, Finland and Sweden. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total

Three Months Ended June 30, 2021
Revenues	$66,977	$28,385	$2,344	$—	$97,706
Income (loss) from operations	5,509	(3,035)	334	(1,452)	1,356
Depreciation and amortization	88	1,016	11	—	1,115
Equity in the net income of equity method investees	—	—	—	53	53

Three Months Ended June 30, 2020
Revenues	$66,472	$5,037	$4,566	$—	$76,075
Income (loss) from operations	5,957	(607)	(1,113)	(1,507)	2,730
Impairment of assets	—	—	801	—	801
Depreciation and amortization	117	495	95	15	722
Equity in net loss of equity method investees	—	(1,502)	—	329	(1,173)

Six Months Ended June 30, 2021
Revenues	$157,644	$70,571	$4,832	$—	$233,047
Income (loss) from operations	6,712	(9,695)	894	(3,130)	(5,219)
Depreciation and amortization	205	2,217	23	1	2,446
Equity in the net income of equity method investees	—	—	—	164	164

Six Months Ended June 30, 2020
Revenues	$145,617	$11,990	$22,519	$—	$180,126
Income (loss) from operations	18,974	(3,127)	(771)	(3,133)	11,943
Depreciation and amortization	230	986	303	29	1,548
Equity in net loss of equity method investees	—	(1,502)	—	(50)	(1,552)
24

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Total assets:
June 30, 2021	$101,026	$48,558	$2,699	$32,843	$185,126
December 31, 2020	101,904	55,273	3,171	26,991	187,339

Note 17—Commitments and Contingencies

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

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting the changes to the New York retail energy market, effective April 16, 2021 ("2021 Orders"). The 2021 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2021 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2021 Orders. For the three and six months ended June 30, 2021 gross revenue from New York was $10.3 million and $27.4 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel subsequently joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, has cooperated with the investigation and has responded to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. In the first quarter of 2021, Town Square engaged in settlement discussions with PURA and accrued $0.4 million in the first quarter of 2021.

In July, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square will pay $ 0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the three and six months ended June 30, 2021, Town Square’s gross revenues from sales in Connecticut was 6.5 million and $15.9 million, respectively.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. For the three and six months ended June 30, 2021, Residents Energy's gross revenues from sales in Connecticut were $0.1 million and $0.2 million, respectively. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. In the first quarter of 2021, Residents Energy engaged in settlement discussion with PURA and accrued $0.3 million in the first quarter of 2021.

In June 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

Other Reviews or Investigations

From time to time regulators may initiate reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rules, regulations and practices.

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation which it believes is precluded by the broader settlement with IDT Energy. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of June 30, 2021, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and six months ended June 30, 2021, Resident Energy’s gross revenues from sales in Illinois was $4.9 million and $13.0 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are  in compliance and it should be permitted to continue licensed operations in Maine. Town Square has responded to the request and is cooperating with MUPC's review. As of June 30, 2021, no claims or demands have been made against Town Square by MPUC, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. Nevertheless, the parties are engaging in settlement discussions. For the three and six months ended June 30, 2021, Town Square’s gross revenues from sales in Maine was $0.3 million and $0.8 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $145.0 million at June 30, 2021, of which $90.1 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2021 are expected to be paid as follows:

(in thousands)
Remainder of 2021	$72,759
2022	45,246
2023	22,690
2024	3,890
2025	418
Thereafter	—
Total payments	$145,003

In three months ended June 30, 2021, the Company purchased $6.6 million and $5.8 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2021, the Company purchased $6.5 million and $8.4 million of electricity and renewable energy credits, respectively, under these purchase commitments. In three months ended June 30, 2020, the Company purchased $9.9 million and $2.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2020, the Company purchased $19.9 million and $6.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2021, GRE had commitments to purchase renewable energy credits of $54.9 million.

Performance Bonds

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2021, GRE had aggregate performance bonds of $13.8 million outstanding.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2021, the Company was in compliance with such covenants. At June 30, 2021, restricted cash—short-term of $0.4 million and trade accounts receivable of $46.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.0 million at June 30, 2021.

Shell Exclusive Supply Contract with Orbit Energy

Orbit Energy has an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit Energy until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Orbit Energy can enter into forward hedge position for its customers which protects the Company from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the United Kingdom payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by a pledge of the outstanding equity interest of Orbit Energy. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At June 30, 2021, Orbit Energy was in compliance with such covenants. At June 30, 2021, Orbit Energy's total liability to Shell was $4.1 million included in trade accounts payable and accrued expenses accounts in the consolidated balance sheet.

Note 18—Debt

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurred interest at 3.0% per annum and was payable monthly. In May 2021, the Company completed the divestiture of Genie Japan including balance of the May 2020 Loan (see Note 5). At December 31, 2020, the effective interest rate was 3.0%.

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

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date of December 31, 2020. On December 8, 2020, the Company entered into the second amendment of its existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, June 30, 2021, there are no letters of credit issued by JP Morgan Chase Bank. At June 30, 2021, the cash collateral of $5.7 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Note 19—Recently Issued Accounting Standards

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
29

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

For the three and six months ended June 30, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed.

Our customer base is predominantly residential, so we benefited from the increased demand for residential electricity when customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a reduction in the U.S. domestic meters served. Churn for the second quarter of 2021 decreased compared to the same period in 2020, in part, due to our competitors suspending face to face marketing programs.

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

GRE International holds the Company's REPs that serve retail customers in United Kingdom under the name Orbit Energy, its 98.8% interest in venture in Japan ("Genie Japan"), its 91.7% interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and its 98.8% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden. In May 2021, we completed the sale of Genie Japan.

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

Strategic Update

We are conducting a strategic review of our businesses in part to address the different investment profiles of its United States and European businesses and to enhance shareholder value across our operations. As one element of this review, we are contemplating opportunities to separate GRE International from GRE and Genie Renewables through a spin-off of GRE International into a separate, publicly-traded entity. If a transaction is consummated, we believe that shareholders could benefit from the potential spin-off of GRE International with adequate capital and a dedicated management team empowered to gain scale and accelerate growth in its current and prospective European markets. The remaining domestic operations, GRE and Genie Renewables would then be positioned to accelerate their respective growth plans.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 67.6% and 80.8% of our consolidated revenues in the six months ended June 30, 2021 and 2020, respectively.

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

Winter Storm in Texas

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow, which was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the ERCOT, real-time commodity prices during the crisis escalated significantly. Although our supply commitment for our customers in Texas was reasonably hedged for reasonably foreseen winter weather conditions, the market conditions exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. The impact on our consolidated profitability for the three and six months ended June 30, 2021 were approximately$1.0 and  $13.0 million, respectively.

In June 2021, the state legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided going to the load serving entities who originally incurred the charges. Under HB 4492, we are entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. For the three and six months ended June 30, 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In each of the three and six months ended June 30, 2021 the associated cost was approximately 1.0% of GRE's revenue. In the three and six months ended June 30, 2020 the associated cost was approximately 1.3% and 1.2%, respectively, of GRE's revenue. At June 30, 2021, 87.2% of GRE’s net accounts receivables were under a POR program.

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

See Note 17, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Notes 17, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting changes to the New York retail energy market, effective April 14, 2021 (“2021 Orders”). The 2021 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2021 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2021 Orders. As of June 30, 2021, New York represented 18.6% of GRE’s total meters served and 14.9% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and six months ended June 30, 2021, New York gross revenues were $10.3 million and $27.4 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation Although Town Square denies any basis for those complaints and any wrongdoing on its part, has cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. In the first quarter of 2021, Town Square engaged in settlement discussions with PURA and accrued $0.4 million in the first quarter of 2021.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square will pay $0.4 million. Town Square has also, and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of June 30, 2021, Town Square’s Connecticut customer base represented 10.0% of GRE’s total meters served and 11.1% of the total RCEs of GRE’s customer base. For three and six months ended June 30, 2021, Town Square’s gross revenues from sales in Connecticut were $6.5 million and $15.9 million, respectively.

Residents Energy

In August of 2020, Residents Energy began marketing retail energy services in Connecticut. For the three and six months ended June 30, 2021, Residents Energy's gross revenues from sales in Connecticut were $0.1 million and $0.2 million, respectively. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. In the first quarter of 2021, Residents Energy engaged in settlement discussions with PURA and accrued $0.3 million in the first quarter of 2021.

In June 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

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

Three and Six Months Ended June 30, 2021 and Compared to Three and Six Months Ended June 30, 2020

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues:
Electricity	$61,895	$61,075	$820	1.3%	$135,282	$124,150	$11,132	9.0%
Natural gas	5,082	5,396	(314)	(5.8)	22,362	21,467	895	4.2
Total revenues	66,977	66,471	506	0.8	157,644	145,617	12,027	8.3
Cost of revenues	48,657	49,421	(764)	(1.5)	124,358	100,963	23,395	23.2
Gross profit	18,320	17,050	1,270	7.4	33,286	44,654	(11,368)	(25.5)
Selling, general and administrative expenses	12,811	11,095	1,716	15.5	26,574	25,680	894	3.5
Income from operations	$5,509	$5,955	$(446)	(7.5)%	$6,712	$18,974	$(12,262)	(64.6)%

Revenues. Electricity revenues increased by 1.3% in three months ended June 30, 2021 compared to the same period in 2020. The increase is due to an increase in average rate per kilowatt hour sold partially offset by decrease in electricity consumption in the three months ended June 30, 2021 compared to the same period in 2020. The average rate per kilowatt hour sold increased by 3.9% in the three months ended June 30, 2021 compared to the same period in 2020. Electricity consumption by GRE’s REPs' customers decreased by 2.4% in the three months ended June 30, 2021, compared to the same period in 2020. The decrease in electricity consumption reflected a 4.4% decrease in average number of meters served partially offset by a 2.1% increase in average consumption per meter.

Electricity revenues increased by 9.0% in six months ended June 30, 2021 compared to the same period in 2020. The increase is due to an increase in electricity consumption partially offset by a slight decrease in the average rate per kilowatt hour sold in the six months ended June 30, 2021 compared to the same period in 2020. Electricity consumption by GRE’s REPs' customers increased 9.8% in the six months ended June 30, 2021, compared to the same period in 2020. The increase in electricity consumption reflected a 10.0% increase in the average consumption per meter partially offset by a 0.2% decrease in the average number of meters served. The average rate per kilowatt hour sold decreased 0.7.% in the six months ended June 30, 2021 compared to the same period in 2020. The increase in per meter consumption reflects colder weather in the first quarter of 2021 compared to the same period in 2020 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders.

GRE’s natural gas revenues decreased by 5.8% in the three months ended June 30, 2021 compared to the same period in 2020.  The decrease in natural gas revenues in the three months ended June 30, 2021 compared to the same period in 2020 was a result of a decrease in natural gas consumption partially offset by an increase in average rate per therm sold. Natural gas consumption by GRE’s REPs’ customers decreased by 9.3% in the three months ended June 30, 2021 compared to the same period in 2020, reflecting a 9.0% decrease in average consumption per meter and a 0.3% decrease in average meters served in the three months ended June 30, 2021 compared to the same period in 2020. The average revenue per therm increased by 9.3% in the three months ended June 30, 2021, compared to the same period in 2020.

GRE’s natural gas revenues increased in the six months ended June 30, 2021 compared to the same period in 2020.  The increase is due to an increase in natural gas consumption by GRE's REPs' customers partially offset by a decrease in the average rate per therm sold in the six months ended June 30, 2021, compared to the same period in 2020. Natural gas consumption by GRE’s REPs’ customers increased by 5.6% in the six months ended June 30, 2021 compared to the same period in 2020 reflecting an 11.3% increase in average consumption per meter in the six months ended June 30, 2021 compared to the same period in 2020 partially offset by a decrease of 5.2% in average meters served in the six months ended June 30, 2021 compared to the same period in 2020. Average rate per therm sold decreased by 1.3% in the six months ended June 30, 2021, compared to the same period in 2020.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Meters at end of quarter:
Electricity customers	292	308	305	309	310
Natural gas customers	69	65	65	67	64
Total meters	361	373	370	376	374

Gross meter acquisitions in three months ended June 30, 2021, were 35,000 compared to 40,000 for the same period in 2020. Gross meter acquisitions in six months ended June 30, 2021, were 97,000 compared to 109,000 for the same period in 2020. The decrease reflects the effects of COVID-19 related public health restrictions on certain sales channels that remain in effect.

Meters served decreased by 12,000 meters or 3.2% from March 31, 2021 to June 30, 2021. Meters served decreased by 9,000 meters or 2.4% from December 31, 2020 to June 30, 2021. In three months ended June 30, 2021, average monthly churn decreased to 3.8% compared to 3.9% for same period in 2020. In the six months ended June 30, 2021, average monthly churn was flat at 4.3% compared to same period in 2020.

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

(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
RCEs at end of quarter:
Electricity customers	272	291	284	294	288
Natural gas customers	58	56	53	56	55
Total RCEs	330	347	337	350	343

RCEs decreased 4.9% at June 30, 2021 compared to March 31, 2021. RCEs decreased by 2.1%  from December 31, 2020 to June 30, 2021. The decreases reflect the decreases in the number of meters served as a result of continuous effects of COVID-19 related public health restrictions on certain sales channels.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentagewere as follows:

	Three Months Ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenues:
Electricity	$45,883	$46,181	$(298)	(0.6)%	$112,344	$89,253	$23,091	25.9%
Natural gas	2,774	3,239	(465)	(14.4)	12,014	11,710	304	2.6
Total cost of revenues	$48,657	$49,420	$(763)	(1.5)%	$124,358	$100,963	$23,395	23.2%

	Three months ended June 30			Six months ended June 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Gross margin percentage:
Electricity	25.9%	24.4	1.5%	17.0%	28.1%	(11.2)%
Natural gas	45.4	40.0	5.4	46.3	45.5	0.8
Total gross margin percentage	27.4%	25.7%	1.7%	21.1%	30.7%	(9.6)%

nm—not meaningful

Cost of revenues for electricity increased in the three months ended June 30, 2021 compared to the same period in 2020 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 2.1% in the three months ended June 30, 2021 compared to the same period in 2020. Gross margin on electricity sales decreased in the three months ended June 30, 2021 compared to the same period in 2020 because the average rate charged to customers increased less than the increase in the average unit cost of electricity.

Cost of revenues for electricity increased in the six months ended June 30, 2021 compared to the same period in 2020 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 14.8% in the six months ended June 30, 2021 compared to the same period in 2020. A significant portion of the increase resulted from incremental cost incurred as an effect of a major winter storm in Texas as discussed above. Gross margin on electricity sales decreased in the six months ended June 30, 2021 compared to the same period in 2020 because the average rate charged to customers decreased while the average unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended June 30, 2021 compared to the same period in 2020 primarily because of an increase in natural gas consumption by GRE's REPs' customers partially offset by a decrease in average unit cost of natural gas. The average unit cost of natural gas decreased 9.9% in the three months ended June 30, 2021 compared to the same period in 2020. Gross margin on natural gas sales increased in the three months ended June 30, 2021 compared to the same period in 2020 because the average rate charged to customers increased while the average unit cost of natural gas decreased.

Cost of revenues for natural gas increased in the six months ended June 30, 2021 compared to the same period in 2020 primarily because of an increase in natural gas consumption by GRE's REPs' customers partially offset by a decrease in average unit cost of natural gas. The average unit cost of natural gas decreased 3.8% in the six months ended June 30, 2021 compared to the same period in 2020. Gross margin on natural gas sales increased in the six months ended June 30, 2021 compared to the same period in 2020 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increase in customer acquisition costs. Customer acquisition expenses increased by $1.6 million in the three months ended June 30, 2021, compared to the same period in 2020 due to change in the mix of customers acquired during the periods. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.7% in the three months ended June 30, 2020 to 19.1% in the three months ended June 30, 2021.

The increase in selling, general and administrative expenses in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in marketing expenses. Marketing expenses increased by $0.8 million in the six months ended June 30, 2021, compared to the same period in 2020 due to expenses incurred on different marketing channels to offset the effect of COVID-19 related public health restrictions on door-to-door marketing. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 17.6% in the six months ended June 30, 2020 to 16.9% in the six months ended June 30, 2021.

GRE International Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Electricity	$21,419	$4,831	$16,588	343.4%	$51,703	$11,727	$39,976	340.9%
Natural gas	6,694	—	6,694	100.0	18,486	—	18,486	100.0
Others	272	206	66	32.0	382	263	119	45.2
Total revenues	$28,385	$5,037	$23,348	463.5	$70,571	$11,990	$58,581	488.6
Cost of revenue	23,861	3,122	20,739	664.3	64,602	10,363	54,239	523.4
Gross profit	4,524	1,915	2,609	136.2	5,969	1,627	4,342	266.9
Selling, general and administrative expenses	7,559	2,522	5,037	199.7	15,664	4,754	10,910	229.5
Loss from operations	$(3,035))	$(607)	$2,428	400.0%	$(9,695)	$(3,127)	$6,568	210.0%
Equity in net loss of Shoreditch	—	1,502	(1,502)	(100.0)	—	1,502	(1,502)	(100.0)

GRE International holds our stakes in REPs outside of North America. These businesses include Shoreditch, which operates as Orbit Energy in the U.K., Genie Japan (prior to its sale in May 2021), our controlling stakes in Lumo Finland and Lumo Sweden. Lumo Sweden began operations in the second quarter of 2020.

Prior to our acquisition of the remaining 23.0% of Shoreditch in October 2020, we accounted for our 77.0% interest in Shoreditch under the equity method of accounting. Under this method, we recorded our share in the net income or loss of Shoreditch. Therefore, revenue generated, and expenses incurred were not reflected in our consolidated revenue and expenses.

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

On April 26, 2021, we entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, we agreed to sell our interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. On May 11, 2021, upon the terms and subject to the conditions of Purchase Agreement, we completed the divestiture of Genie Japan for an aggregate cash consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). Hanhwa also assumed the outstanding loans payable of Genie Japan. We paid $0.6 million of commission to certain former employees of Genie Japan and recognized a pre-tax gain of $4.2 million from the divestiture. For the period from January 1, 2021 to May 11, 2021, Genie Japan had revenues and cost of revenues of $3.9 million and $5.9 million, respectively.

Meters served by GRE International's REPs (including those served by Orbit Energy for all periods) decreased to 192,000 at June 30, 2021 from 199,000 at March 31, 2021 and 195,000 at December 31, 2020. The decreases are primarily due to the sale of Genie Japan partially offset by the growth in Orbit Energy's and Lumo Finland's customer bases.

RCEs served by GRE International's REPs increased to 106,000 at June 30, 2021 from 103,000, at March 31, 2021 and December 31, 2020. The increases are primarily from the growth in Orbit Energy, Lumo Finland and Lumo Sweden partially offset by the sale of Genie Japan.

Revenue. GRE International's revenues increased in three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the consolidation of Orbit Energy in October 2020, increase in meters served in Lumo Finland and the start of commercial operations of Lumo Sweden in the second quarter of 2020, partially offset by decrease from sale of Genie Japan in May 2021. Orbit Energy increased GREI's revenue in the three and six months ended June 30, 2021 by $21.3 million and $49.2 million, respectively.

Cost of Revenues. Cost of revenue increased in the three and six months ended June 30, 2021 compared to the same periods in 2020. The increases in cost of revenues were consistent with the increases in revenues for the periods. Orbit Energy increased GREI's cost of revenue in the three and six months ended June 30, 2021 by $18.8 million and $41.7 million, respectively. Cost of revenues for six months ended June 21, 2021 includes $2.5 million incremental cost recorded in Genie Japan as a result of weather volatility and the lack of adequate gas reserves in Japan in first quarter of 2021.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the consolidation of Orbit Energy in October 2020, continued growth of operations at Lumo Finland and Genie Japan (prior to its sale) and the start of commercial operation of Lumo Sweden in the second quarter of 2020. Orbit Energy increased GREI's selling, general and administrative expenses for the three months ended June 30, 2021 by $5.9 million. Marketing and customer acquisition-related expenses increased related to the increase in number of meters acquired. The number of employees also increased in six months ended June 30, 2021 compared to same period in 2020 as a result of the expansion of operations.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Prism, in which we hold a 60.0% controlling interest, Diversegy, Genie Solar and CityCom Solar.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$2,344	$4,567	$(2,223)	(48.7)%	$4,832	$22,519	$(17,687)	(78.5)%
Cost of revenues	1,422	4,045	(2,623)	(64.8)	2,792	20,408	(17,616)	(86.3)
Gross profit	922	522	400	76.6	2,040	2,111	(71)	(3.4)
Selling, general and administrative expenses	588	832	(244)	(29.3)	1,146	1,889	(743)	(39.3)
Impairment of assets	—	801	(801)	nm	—	993	(993)	nm
Income (loss) from operations	$334	$(1,111)	$(1,445)	(130.1)%	$894	$(771)	$(1,665)	(216.0)%

nm—not meaningful

Revenue. Genie Renewables' revenues decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020. The decreases in revenues were the result of the discontinuance of a relationship with a customer of Prism in the second quarter of 2020. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.  Revenues from CityCom Solar include commission from selling third-party products to customers.

Cost of Revenues. Cost of revenue decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020. The decreases in cost of revenues were consistent with the decreases in revenues for the periods. Cost of revenues also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily because of the streamlining of operations of Prism in first quarter of 2020 and the sale of the Prism facility in October 2020.

Impairment of assets. Impairment of assets in three and six months ended June 30, 2020 pertains to the impairments of property, plant and equipment and customer relationship of Prism as a result of the disposal of  Prism's property in New York and renegotiation of the contract with the customer.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative expenses and loss from operations	$1,452	$1,507	$(55)	(3.6)%	$3,130	$3,133	$(3)	(0.1)%

Corporate general and administrative expenses in the three and six months ended June 30, 2021 were relatively flat compared to the same periods in 2020. As a percentage of our consolidated revenues, Corporate general and administrative expense decreased to 1.5% in the three months ended June 30, 2021 from 2.0% in the three months ended June 30, 2020 and decreased to 1.3% in the six months ended June 30, 2021 from 1.7%  six months ended June 30, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.6 million and $0.4 million in the three months ended June 30, 2021 and 2020, respectively and $1.1 million and $0.9 million in the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.3 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Income (loss) from operations	$1,356	$2,730	$(1,374)	(50.3)%	$(5,219)	$11,943	$(17,162)	(143.7)%
Interest income	10	20	(10)	(50.0)	20	143	(123)	(86.0)
Interest expense	(103)	(58)	(45)	77.6	(212)	(175)	(37)	21.1
Equity in net income (loss) in equity method investees	53	(1,173)	1,226	(104.5)	164	(1,552)	1,716	(110.6)
Other (loss) income, net	(14)	(52)	38	(73.1)	283	98	185	188.8
Unrealized gain on marketable equity securities and investments	2,915	—	2,915	nm	7,022	—	7,022	nm
Gain on sale of subsidiary	4,226	—	4,226	nm	4,226	—	4,226	nm
Provision for income taxes	(3,158)	(587)	(2,571)	438.0	(3,693)	(3,156)	(537)	17.0
Net income	5,285	880	4,405	(500.6)	2,591	7,301	(4,710)	(64.5)
Net loss attributable to noncontrolling interests	(82)	(1,083)	1,001	(92.4)	(790)	(494)	(296)	59.9
Net income attributable to Genie	$5,367	$1,963	$3,404	173.4%	$3,381	$7,795	$(4,414)	(56.6)%

nm—not meaningful

Other (loss) income, net.  Other income (loss), net in the three and six months ended June 30, 2021 and 2020 consisted primarily foreign currency transactions.

Provision for Income Taxes. Reported tax rate for three months ended June 30, 2021 was 37.4%, a slight decrease as compared to the same period in 2020. The increase in the reported tax rate for six months ended June 30, 2021 compared to the same period in 2020 is a result of changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Net Income Attributable to Noncontrolling Interests. The decreases in the net loss attributable to noncontrolling interests in the three months ended June 30, 2021 compared to the same periods in 2020 was primarily due to decreases in net losses of CCE and Prism due to streamline of operations.

Unrealized gain on marketable equity securities and investments. The unrealized gain on marketable equity securities and investment for the three and six months ended June 30, 2021 pertains to the appreciation of the Company's investments in common stock and warrants to purchase common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Gain on sale of subsidiary. The gain on the sale of the subsidiary for the three and six pertain to the gain recognizes related to the sale of Genie Japan as discussed above.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $31.4 million balance of unrestricted cash and cash equivalents that we held at June 30, 2021 will be sufficient to meet our currently anticipated cash requirements for at least the period from July 1, 2021 to August 9, 2022.

At June 30, 2021, we had working capital (current assets less current liabilities) of $41.3 million.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(5,871)	$13,642
Investing activities	3,483	(1,882)
Financing activities	(3,175)	(8,567)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	12
Decrease in cash, cash equivalents, and restricted cash	$(5,617)	$3,205

Operating Activities

Cash, cash equivalents and restricted cash used in operating activities was $5.9 million in the six months ended June 30, 2021 compared to net cash provided by operating activities of $13.6 million in the six months ended June 30, 2020. Net income after non-cash adjustments decreased cash flows by $15.7 million for the six months ended June 30, 2021, compared to the same period in 2020. The decrease in operating cash flows is primarily the result of unfavorable results of operations and the inclusion of operations of Orbit Energy in the six months ended June 30, 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $2.9 million for the six months ended June 30, 2021, compared to the same period in 2020. Changes in other assets decreased cash flows by $0.9 million for the six months ended June 30, 2021, compared to the same period in 2020.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2021, we were in compliance with such covenants. At June 30, 2021, restricted cash—short-term of $0.4 million and trade accounts receivable of $46.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.0 million at June 30, 2021.

We had purchase commitments of $145.0 million at June 30, 2021, of which $90.1 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended June 30, 2021 and 2020. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2021 will be between $0.5 to $1.0 million.

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

On May 11, 2021, upon the terms and subject to the conditions of the Purchase Agreement, we completed the divestiture of Genie Japan for an aggregate consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). We paid $0.6 million of commission to certain former employees of Genie Japan and included $0.1 million of cash in the assets transferred to the buyer for a net proceed of $4.5 million.

 Financing Activities

In each of the six months ended June 30, 2021 and 2020, we paid aggregate quarterly Base Dividends of $0.3188 per share, $0.7 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On July 8, 2021, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share of our Preferred Stock. The dividend will be paid on or about August 16, 2021 to stockholders of record as of the close of business on August 9, 2021.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

In the six months ended June 30, 2020, we paid aggregate quarterly dividends of $0.160 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $4.1 million in aggregate dividends on our common stock for the six months ended June 30, 2020 and 2019.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the three and six months ended June 30, 2021, the Company acquired 392,932 Class B common stock under the stock purchase program for an aggregate amount of $2.4 million. In the three months ended June 30, 2020, the Company acquired 200,873 Class B common stock under the stock purchase program for an aggregate amount of $1.5 million. In the six months ended June 30, 2020, the Company acquired 213,206 Class B common stock under the stock repurchase program for an aggregate amount of $1.5 million. At June 30, 2021, 5.5 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

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

In May 2021, completed the sale of Genie Japan including the outstanding balance of the May 2020 Loan of $1.4 million at the date of the sale.

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

On December 5, 2019, we entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. On December 8, 2020, we entered into the second amendment of the existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of June 30, 2021, there was no letters of credit issued from JP Morgan Chase Bank. At June 30, 2021, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2021, the Company had outstanding aggregate performance bonds of $13.8 million.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2021 had remained the same as in the three months ended June 30, 2020, our gross profit from electricity sales would have increased by $0.2 million and our gross profit from natural gas sales would have decreased by $0.5 million in the three months ended June 30, 2021. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2021 had remained the same as in the six months ended June 30, 2020, our gross profit from electricity sales would have increased by $17.0 million and our gross profit from natural gas sales would have decreased by $0.2 million in the six months ended June 30, 2021.

Hypothetically, for our GRE International segment, if our gross profit per unit in the three months ended June 30, 2021 had remained the same as in the three months ended June 30, 2020, our gross loss from electricity sales would have increased by $0.4 million and our gross profit from natural gas would have decreased by $0.7 million in the three months ended June 30, 2021. Hypothetically, for our GRE International segment, if our gross profit per unit in the six months ended June 30, 2021 had remained the same as in the six months ended June 30, 2020, our gross loss from electricity sales would have decreased by $1.1 million and our gross profit from natural gas would have decreased by $1.2 million in the three months ended June 30, 2021.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2021:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2021	146,720	$5.76	146,720	5,784,578
May 1–31, 2021	246,212	6.46	246,212	5,538,366
June 1–30, 2021	—	—	—	5,538,366
Total	392,932	$6.20	392,932

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

On July 7, 2021, the Company acquired 125,000 shares of Class B common stock under the existing stock repurchase program for an aggregate amount of $0.8 million.

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

Genie Energy Ltd.

August 9, 2021	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 9, 2021	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

