Form 10-Q
period 2021-09-30
Genie Energy Ltd.
filed 2021-11-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 8, 2021, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,636,113 shares (excluding 1,982,331 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,983	$36,913
Restricted cash—short-term	6,528	6,271
Marketable equity securities	8,048	5,089
Trade accounts receivable, net of allowance for doubtful accounts of $16,465 and $8,793 at September 30, 2021 and December 31, 2020, respectively	58,593	60,778
Inventories	23,648	16,930
Prepaid expenses	5,767	4,633
Other current assets	15,924	3,206
Total current assets	152,491	133,820
Property and equipment, net	281	259
Goodwill	25,627	25,929
Other intangibles, net	3,768	11,645
Deferred income tax assets, net	2,005	4,882
Other assets	9,448	10,804
Total assets	$193,620	$187,339
Liabilities and equity
Current liabilities:
Loan payable	$—	$1,453
Trade accounts payable	39,760	43,005
Accrued expenses	51,339	42,762
Contract liability	8,317	5,609
Income taxes payable	6,435	1,893
Due to IDT Corporation, net	109	257
Other current liabilities	2,132	2,494
Total current liabilities	108,092	97,473
Other liabilities	2,965	3,787
Total liabilities	111,057	101,260
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at September 30, 2021 and December 31, 2020	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—3,500; 1,574 shares issued and outstanding at September 30, 2021 and December 31, 2020	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 26,582 and 25,966 shares issued and 24,600 and 24,646 shares outstanding at September 30, 2021 and December 31, 2020, respectively	266	260
Additional paid-in capital	141,787	140,746
Treasury stock, at cost, consisting of 1,982 and 1,320 shares of Class B common stock at September 30, 2021 and December 31, 2020, respectively	(13,922)	(9,839)
Accumulated other comprehensive income	2,994	3,827
Accumulated deficit	(56,673)	(56,658)
Total Genie Energy Ltd. stockholders’ equity	94,211	98,095
Noncontrolling interests	(11,648)	(12,016)
Total equity	82,563	86,079
Total liabilities and equity	$193,620	$187,339

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenues:
Electricity	$103,799	$91,793	$290,783	$227,671
Natural gas	7,609	2,724	48,458	24,190
Other	1,756	1,809	6,970	24,591
Total revenues	113,164	96,326	346,211	276,452
Cost of revenues	70,788	69,010	262,540	200,744
Gross profit	42,376	27,316	83,671	75,708
Operating expenses and losses:
Selling, general and administrative (i)	28,853	18,831	75,366	54,287
Impairment of assets	6,650	—	6,650	993
Income from operations	6,873	8,485	1,655	20,428
Interest income	8	21	28	164
Interest expense	(99)	(48)	(311)	(223)
Equity in the net income (loss) in equity method investees, net	52	(146)	215	(1,698)
Unrealized (loss) gain on marketable equity securities and investments	(5,312)	—	1,710	—
Gain on sale of subsidiary	—	—	4,226	—
Other (loss) income, net	(17)	291	267	390
Income before income taxes	1,505	8,603	7,790	19,061
Provision for income taxes	(3,822)	(2,406)	(7,515)	(5,563)
Net (loss) income	(2,317)	6,197	275	13,498
Net loss attributable to noncontrolling interests	(31)	(531)	(821)	(1,026)
Net (loss) income attributable to Genie Energy Ltd.	(2,286)	6,728	1,096	14,524
Dividends on preferred stock	(370)	(370)	(1,111)	(1,111)
Net (loss) income attributable to Genie Energy Ltd. common stockholders	$(2,656)	$6,358	$(15)	$13,413

(Loss) earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic	$(0.10)	$0.25	$(0.00)	$0.51
Diluted	$(0.10)	$0.24	$(0.00)	$0.50
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	25,514	25,928	25,867	26,107
Diluted	25,514	26,769	25,867	26,839

Dividends declared per common share	$—	$0.085	$—	$0.245
(i) Stock-based compensation included in selling, general and administrative expenses	$531	$447	$1,680	$1,331

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net (loss) income	$(2,317)	$6,197	$275	$13,498
Other comprehensive loss (income):
Foreign currency translation adjustments	(133)	173	(370)	214
Comprehensive (loss) income	(2,450)	6,370	(95)	13,712
Comprehensive (loss) gain attributable to noncontrolling interests	(20)	605	540	1,098
Comprehensive (loss) income attributable to Genie Energy Ltd.	$(2,470)	$6,975	$445	$14,810

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2021	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	121	1	588	—	—	—	—	589
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(572)	—	230	(342)
Net loss for three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	(1,986)	(708)	(2,694)
BALANCE AT MARCH 31, 2021	2,322	19,743	1,574	16	25,952	261	141,496	(9,839)	3,255	(59,014)	(12,494)	83,424

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2021	2,322	$19,743	1,574	$16	25,952	$261	$141,496	$(9,839)	$3,255	$(59,014)	$(12,494)	$83,424
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	—	—	560	—	—	—	—	560
Repurchase of Class B common stock from stock purchase program	—	—	—	—	—	—	—	(2,435)	—	—	—	(2,435)
Sale of subsidiary	—	—	—	—	—	—	—	—	(182)	—	113	(69)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	105	—	—	105
Net income (loss) for three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	5,367	(82)	5,285
BALANCE AT JUNE 30, 2021	2,322	19,743	1,574	16	25,952	261	142,056	(12,274)	3,178	(54,017)	(12,463)	86,500

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JUNE 30, 2021	2,322	$19,743	1,574	$16	25,952	$261	$142,056	$(12,274)	$3,178	$(54,017)	$(12,463)	$86,500
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	248	3	528	—	—	—	—	531
Repurchase of Class B common stock from stock purchase program	—	—	—	—	—	—	—	(1,412)	—	—	—	(1,412)
Restricted Class B common stock repurchased from employees	—	—	—	—	—	—	—	(236)	—	—	—	(236)
Acquisition of noncontrolling interest of subsidiary	—	—	—	—	228	2	(797)	—	—	—	795	—
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(184)	—	51	(133)
Net loss for three months ended September 30, 2021	—	—	—	—	—	—	—	—	—	(2,286)	(31)	(2,317)
BALANCE AT SEPTEMBER 30, 2021	2,322	19,743	1,574	16	26,428	266	141,787	(13,922)	2,994	(56,673)	(11,648)	82,563

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2020	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.075 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)
Stock-based compensation	—	—	—	—	20	—	483	—	—	—	—	483
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88
Noncontrolling interest from acquisition of Lumo	—	—	—	—	—	—	(29)	—	—	—	29	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(283)	—	189	(94)
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	5,832	589	6,421
BALANCE AT MARCH 31, 2020	2,322	19,743	1,574	16	25,805	258	140,069	(7,763)	2,230	(56,184)	(13,160)	85,209

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2020	2,322	$19,743	1,574	$16	25,805	$258	$140,069	$(7,763)	$2,230	$(56,184)	$(13,160)	$85,209
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.085 per share)	—	—	—	—	—	—	—	—	—	(2,240)	—	(2,240)
Stock-based compensation	—	—	—	—	—	—	401	—	—	—	—	401
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,458)	—	—	—	(1,458)
Purchase of subsidiary	—	—	—	—	—	—	—	—	—	—	45	45
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	323	—	(188)	135
Net income for three months ended March 31, 2020	—	—	—	—	—	—	—	—	—	1,963	(1,083)	880
BALANCE AT JUNE 30, 2020	2,322	19,743	1,574	16	25,805	258	140,470	(9,221)	2,553	(56,831)	(14,386)	82,602

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JUNE 30, 2020	2,322	$19,743	1,574	$16	25,805	$258	$140,470	$(9,221)	$2,553	$(56,831)	$(14,386)	$82,602
Dividends on preferred stock ($0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($ 0.085 per share)	—	—	—	—	—	—	—	—	—	(2,218)	—	(2,218)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(88)	—	—	—	(88)
Restricted Class B common stock units purchased from employees	—	—	—	—	—	—	—	(263)	—	—	—	(263)
Stock-based compensation	—	—	—	—	—	—	447	—	—	—	—	447
Exercise of stock options	—	—	—	—	3	—	18	—	—	—	—	18
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	247	—	(74)	173
Net income (loss) for three months ended September 30, 2020	—	—	—	—	—	—	—	—	—	6,728	(531)	6,197
BALANCE AT SEPTEMBER 30, 2020	2,322	19,743	1,574	16	25,808	258	140,935	(9,572)	2,800	(52,691	(14,991)	86,498
6

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating activities
Net income	$275	$13,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,326	2,219
Impairment of assets	6,650	993
Deferred income taxes	2,877	4,838
Provision for doubtful accounts receivable	8,018	2,209
Unrealized gain on marketable equity securities and investment	(1,710)	—
Stock-based compensation	1,680	1,331
Equity in the net (income) loss in equity method investees	(215)	1,698
Gain on sale of subsidiary	(4,226)	—
Loss on sale of assets held for sale	—	456
Gain on deconsolidation of subsidiaries	—	(98)
Changes in assets and liabilities:
Trade accounts receivable	(7,570)	2,827
Inventory	(6,718)	3,218
Prepaid expenses	(1,524)	2,166
Other current assets and other assets	(13,381)	(633)
Trade accounts payable, accrued expenses and other current liabilities	5,414	2,018
Contract liability	2,796	(12,393)
Due to IDT Corporation	(148)	(266)
Income taxes payable	4,542	(43)
Net cash provided by operating activities	86	24,038
Investing activities
Capital expenditures	(158)	(125)
Proceeds from disposal of assets held for sale	—	48
Proceeds from the sale of a subsidiary, net of cash disposed	4,550	—
Purchase of marketable equity securities	(1,000)	—
Investments in equity method investee	—	(1,502)
Purchase of short-term equity investments	(750)	—
Payment for acquisition of intangible	—	(298)
Repayment of notes receivable	14	14
Net cash provided by (used in) investing activities	2,656	(1,863)
Financing activities
Dividends paid	(1,111)	(7,543)
Proceeds from revolving line of credit	—	1,000
Repayment of revolving line of credit	—	(3,514)
Proceeds from loan	—	1,395
Purchases of Class B common stock	(3,847)	(1,634)
Repayment of notes payable	—	(25)
Proceeds from exercise of stock options	—	18
Purchase of Class B common stock from employees upon vesting of restricted shares	(236)	(263)
Repayment of loan payable	—	(930)
Net cash used in financing activities	(5,194)	(11,496)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(221)	(3)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,673)	10,676
Cash, cash equivalents, and restricted cash at beginning of period	43,184	38,554
Cash, cash equivalents, and restricted cash at end of period	$40,511	$49,230

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.5% of its subsidiary, Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC ("GRE International" or "GREI") and 95.5% of Genie Renewables. In March 2021, the Company modified its management reporting to rename the Genie Energy Services ("GES") segment to the Genie Renewables segment.

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

        Genie Renewables holds Genie Solar Energy, a rooftop solar system sales and general contracting company and a 93.5% interest in CityCom Solar, a marketer of community solar energy solution, oversees Diversegy LLC ("Diversegy"), a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States and manages GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management,

Energy Price Volatility in Japan and Texas

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

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, which was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. In the three and nine months ended September 30, 2021, GRE recognized approximately $1.0 million and $13.0 million, respectively, in additional costs related to the situation, which were included in the cost of revenue in the consolidated statements of operation.

In June 2021, the state legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided to the load serving entities who originally incurred the charges. Under HB 4492, the Company is entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. In the second quarter of 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

In September 2021, the Public Utility Commission of Texas ("PUC") approved the Debt Obligation Order to grant ERCOT's application for a debt financing mechanism to pay for certain costs associated with Winter Storm Uri. Under the Debt Obligation Order, the amount that the Company is entitled to recover increased to approximately $3.4 million. For the three months ended September 30, 2021, the Company recorded an additional reduction in the cost of revenues of $1.9 million for an aggregate amount of $3.4 million for the nine months ended September 30, 2021.

Natural Gas Price Volatility in United Kingdom

In September 2021, the Company initiated the process of spinning off the operations of GRE International into a separate publicly-traded company. After initiation of the spin-off process, the natural gas and energy market in the United Kingdom deteriorated which prompted the Company to suspend the spin-off and start the process of orderly withdrawal from the United Kingdom market. For the three and nine months ended September 30, 2021, the Company recognized $6.7 million impairment of assets in the consolidated statements of operations related to the planned exit from United Kingdom.

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

For the three and nine months ended September 30, 2021, the impacts of COVID-19 are evident in several key aspects of the Company's business operations and the corresponding financial impact has been mixed. The Company's customer base is predominantly residential, so the Company has benefited from the increased demand for residential electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions during the second quarter of 2021 resulted in a slight decline in domestic meters served during the third quarter of 2021. Churn for the third quarter of 2021 slightly increased compared to the same period in 2020, however, below the churn levels that the Company typically experienced before March 2020. In the fourth quarter of 2020, authorities began relaxing certain COVID-19 public health restrictions in some of GRE's domestic markets facilitating a partial reactivation of the previously curtailed customer acquisition channels.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$33,983	$36,913
Restricted cash—short-term	6,528	6,271
Total cash, cash equivalents, and restricted cash	$40,511	$43,184

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

Note 3—Inventories

Inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Natural gas	$1,965	$1,021
Renewable credits	21,395	15,574
Solar Panels:
Finished goods	288	335
Totals	$23,648	$16,930

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain customer contracts were $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. Total capitalized customer acquisition costs to obtain customer contracts were $0.2 million and $0.6 million for three and nine months ended September 30, 2020, respectively. At September 30, 2021, customer acquisition costs of $0.5 million and $0.2 million included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.2 million of amortization of capitalized customer acquisition cost, in each of the three months ended September 30, 2021 and 2020. The Company recognized $0.6 million of amortization of capitalized customer acquisition cost, in each of the nine months ended September 30, 2021 and 2020.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2021
Fixed rate	$57,429	$5,027	$—	$62,456
Variable rate	46,370	2,582	—	48,952
Other	—	—	1,756	1,756
Total	$103,799	$7,609	$1,756	$113,164

Three Months Ended September 30, 2020
Fixed rate	$41,707	$631	$—	$42,338
Variable rate	50,086	2,093	—	52,179
Other	—	—	1,809	1,809
Total	$91,793	$2,724	$1,809	$96,326

Nine Months Ended September 30, 2021
Fixed rate	$161,279	$26,063	$—	$187,342
Variable rate	129,504	22,395	—	151,899
Other	—	—	6,970	6,970
Total	$290,783	$48,458	$6,970	$346,211

Nine Months Ended September 30, 2020
Fixed rate	$99,278	$3,200	$—	$102,478
Variable rate	128,393	20,990	—	149,383
Other	—	—	24,591	24,591
Total	$227,671	$24,190	$24,591	$276,452

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2021
Non-Commercial Channel	$79,476	$5,948	$—	$85,424
Commercial Channel	24,323	1,661	—	25,984
Other	—	—	1,756	1,756
Total	$103,799	$7,609	$1,756	$113,164

Three Months Ended September 30, 2020
Non-Commercial Channel	$75,214	$1,747	$—	$76,961
Commercial Channel	16,579	977	—	17,556
Other	—	—	1,809	1,809
Total	$91,793	$2,724	$1,809	$96,326

Nine Months Ended September 30, 2021
Non-Commercial Channel	$234,534	$43,410	$—	$277,944
Commercial Channel	56,249	5,048	—	61,297
Other	—	—	6,970	6,970
Total	$290,783	$48,458	$6,970	$346,211

Nine Months Ended September 30, 2020
Non-Commercial Channel	$190,970	$20,750	$—	$211,720
Commercial Channel	36,701	3,440	—	40,141
Other	—	—	24,591	24,591
Total	$227,671	$24,190	$24,591	$276,452

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

The following table summarized the changes in the liabilities.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Contract liability, beginning	$5,609	$13,426
Recognition of revenue included in the beginning of year contract liability	(4,468)	(13,004)
Additions during the period, net of revenue recognized during the period	7,158	611
Cumulative translation adjustments	18	—
Contract liability, end	$8,317	$1,033

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

On April 26, 2021, the Company entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, the Company agreed to sell its interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. On May 11, 2021, upon the terms and subject to the conditions of Purchase Agreement, the Company completed the divestiture of Genie Japan for an aggregate cash consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). Hanhwa also assumed the outstanding balance of the loan payable of Genie Japan. The Company paid $0.6 million of commission to certain former employees of Genie Japan and recognized a pre-tax gain of $4.2 million from the divestiture.

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
13

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2021
Assets:
Marketable equity securities	$8,048	$—	$—	$8,048
Derivative contracts	$11,398	$2,431	$—	$13,829
Liabilities:
Derivative contracts	$457	$—	$—	$457
December 31, 2020
Assets:
Marketable equity securities	$5,089	$—	$—	$5,089
Other current assets (Investments in warrants)	$—	$—	$259	$259
Derivative contracts	$1,237	$118	$—	$1,355
Liabilities:
Derivative contracts	$286	$—	$—	$286

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the period ended September 30, 2021 and 2020.

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

Restricted cash—short-term and long-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2021 and December 31, 2020, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term and long-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At September 30, 2021 and December 31, 2020, other assets included notes receivable. At September 30, 2021, the outstanding balance of the sellers of Lumo Finlands' one-time put option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The primary non-recurring fair value estimates typically are in the context of business acquisitions (Note 5) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing, which involves Level 3 inputs, and asset impairments (Notes 8 and 10) which utilize Level 3 inputs.

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Customer A	12%	13%	na	%	11%

na-less than 10.0% of consolidated revenue in the period

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2021 and December 31, 2020 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of September 30, 2021 or December 31, 2020):

	September 30, 2021	December 31, 2020
Customer A	11%	na
Customer B	11%	na

na-less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2021, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE and GRE International's outstanding contracts and options at September 30, 2021 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWh)	Gas (in Dth)
Fourth quarter 2021	215,479	526,400
First quarter 2022	173,802	851,800
Second quarter 2022	49,681	112,800
Third quarter 2022	61,992	63,940
Fourth quarter 2022	34,312	70,850
First quarter 2023	19,456	82,500
Second quarter 2023	19,456	50,600
Third quarter 2023	19,152	32,350
Fourth quarter 2023	19,152	32,500
First quarter 2024	—	29,950
Second quarter 2024	—	18,900
Third quarter 2024	—	6,250

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2021	December 31, 2020
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$12,671	$1,338
Energy contracts and options	Other assets	1,158	17
Total derivatives not designated or not qualifying as hedging instruments — Assets		$13,829	$1,355

Liability Derivatives	Balance Sheet Location	September 30, 2021	December 31, 2020

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$346	245
Energy contracts and options	Other liabilities	111	41
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$457	$286

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2021	2020	2021	2020
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$24,305	$4,764	$29,100	$23,352

Note 8—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2021 to September 30, 2021:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2021	$9,998	$15,931	$—	$25,929
Cumulative translation adjustment	—	(302)	—	(302)
Balance at September 30, 2021	$9,998	$15,629	$—	$25,627

In the fourth quarter of 2020, the Company performed a quantitative impairment analysis for its Prism reporting unit (part of the Genie Renewables segment) as a result of lower than expected results of operations in 2020. As a result of this test, the Company concluded that the carrying value of the Prism reporting unit exceeded its fair value of including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Balance
	(in thousands)
September 30, 2021
Patents and trademarks	17.0 years	$5,557	$2,781	$2,776
Non-compete agreements	3.0 years	2,120	2,117	3
Customer relationships	9.0 years	4,958	4,357	601
Licenses	10.0 years	479	91	388
Total		$13,114	$9,346	$3,768
December 31, 2020
Trademark	14.9 years	$5,534	$878	$4,656
Non-compete agreement	2.0 years	2,096	75	2,021
Customer relationships	3.1 years	6,907	2,922	3,985
Licenses	10.0 years	1,224	241	983
Total		$15,761	$4,116	$11,645

In the third quarter of 2021, as a result of the deterioration of the energy and natural gas market in the United Kingdom, the Company initiated the process of exiting that market which resulted in the impairment of trademark, non-compete agreements and customer relationships of Orbit of $4.7 million, included in the statements of operations.

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.9 million and $3.2 million in the three and nine months ended September 30, 2021, respectively. Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.3 million and $1.3 million in the three and nine months ended September 30, 2020, respectively. The Company estimates that amortization expense of intangible assets will be $0 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $2.0 million for the remainder of 2021, and for 2022, 2023, 2024, 2025 and thereafter, respectively.

Note 9—Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Renewable energy	$35,673	$26,474
Liability to customers related to promotions and retention incentives	9,003	9,558
Payroll and employee benefit	3,074	3,534
Other accrued expenses	3,589	3,196
Total accrued expenses	$51,339	$42,762

Note 10—Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2021 and 2030. The Company has no finance leases.

The Company determines if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheet.

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

	September 30, 2021	December 31, 2020
	(in thousands)
ROU Assets	$1,488	$4,409

Current portion of operating lease liabilities	1,004	1,327
Noncurrent portion of operating lease liabilities	2,521	3,233
Total	$3,525	$4,560

At September 30, 2021, the weighted average remaining lease term is 8.3 years and the weighted average discount rate is 6.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$1,377	$637

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

In the third quarter of 2021, as a result of the deterioration of the energy and natural gas market in the United Kingdom, the Company initiated the process of exiting the market which resulted in the impairment of ROU of $1.9 million, included in the statements of operations.

Future lease payments under operating leases as of September 30, 2021 were as follows:

(in thousands)
Remainder of 2021	$308
2022	1,193
2023	1,162
2024	225
2025	233
Thereafter	1,072
Total future lease payments	4,193
Less imputed interest	(668)
Total operating lease liabilities	$3,525

Rental expenses under operating leases were $0.4 million and $1.4 million in the three and nine months ended September 30, 2021, respectively. Rental expenses under operating leases were $0.2 million and $0.6 million in the three and nine months ended September 30, 2020, respectively.

.

Note 11—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company to holders of its Series 2021-A Preferred Stock during the nine months ended September 30, 2021 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock (“Preferred Stock”)
January 13, 2021	$0.1594	$370	February 8, 2021	February 16, 2021
April 14, 2021	0.1594	370	April 27, 2021	May 17, 2021
July 8, 2021	0.1594	370	August 9, 2021	August 16, 2021

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock.

On October 13, 2021, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2021. The dividend will be paid on or about November 15, 2021 to stockholders of record as of the close of business November 8, 2021.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchase Program

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended September 30, 2021, the Company acquired 230,000 shares of Class B common stock under the stock purchase program for an aggregate amount of $1.4 million. In the nine months ended September 30, 2021, the Company acquired 623,000 shares of Class B common stock under the stock purchase program for an aggregate amount of $3.8 million. In the three months ended September 30, 2020, the Company acquired 11,738 shares of Class B common stock under the stock purchase program for an aggregate amount of $0.1 million. In the nine months ended September 30, 2020, the Company acquired 224,944 shares of Class B common stock under the stock repurchase program for an aggregate amount of $1.6 million. At September 30, 2021, 5.3 million shares remained available for repurchase under the stock repurchase program.

Treasury Stock

As of September 30, 2021 and December 31, 2020, there were 2.0 million and 1.3 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of $13.9 million and $9.8 million, respectively, at a weighted average cost per share of $7.03 and $7.46, respectively.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, 1,152,074 shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor 230,415 shares of the Company’s Class B common stock held in the treasury of the Company for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share, for an aggregate exercise price of $1.0 million. As of September 30, 2021, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

Purchase of Equity of Subsidiaries

In September 2021, the Company purchased from employees and Howard S. Jonas the 4.3% fully vested interest in GRE International by issuing 218,862 of the Company's Class B common stock.

Stock-Based Compensation

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "2011 Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The 2011 Plan, is scheduled to expire on October 24, 2021. The 2011 Plan expired and no new grants are issued, however, outstanding grants are no impacted by the expiration of the plan.

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"). The 2021 Plan, was approved by the Company's stockholders in May 2021, became effective and replaced the 2011 Plan on May 12, 2021. Similar to the 2011 Plan, the 2021 Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock.

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

In February 2021, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2021 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The 2021 market conditions for vesting of deferred stock units were not met as of September 30, 2021.

As of September 30, 2021, there was approximately $5.4 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(445)	$(399)	$(818)	$(1,147)
Aggregate funding provided by the Company, net	$(393)	$(932)	$(921)	$(1,454)

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$659	$491
Trade accounts receivable	399	433
Prepaid expenses and other current assets	432	416
Other assets	359	359
Total assets	$1,849	$1,699
Liabilities and noncontrolling interests
Current liabilities	$565	$518
Due to IDT Energy	5,043	4,122
Noncontrolling interests	(3,759)	(2,941)
Total liabilities and noncontrolling interests	$1,849	$1,699

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reported tax rate	254.0%	28.0%	96.5%	29.2%

The Company's reported tax rate for the three and nine months ended September 30, 2021 increased as compared to the same periods in 2020. The increases in the reported tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 are a result of changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions. The GRE International segment incurred significant losses as discussed in Notes 8 and 10, which resulted in lower consolidated income before income taxes.

Note 14— (Loss) Earnings Per Share

Basic earnings per share is computed by dividing net loss or income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,514	25,928	25,867	26,107
Effect of dilutive securities:
Stock options and warrants	—	711	—	628
Non-vested restricted Class B common stock	—	130	—	104
Diluted weighted-average number of shares	25,514	26,769	25,867	26,839

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Shares underlying options and warrants	665	—	731	126
Non-vested restricted Class B common stock	27	—	33	—
Non-vested deferred stock units	610	610	610	610

In the three and nine months ended September 30, 2021, the diluted loss per share computation equals basic loss per share because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the vesting of the restricted stock would have been anti-dilutive.

Stock options and warrants were excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2021 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the periods.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of September 30, 2021 and 2020.

Note 15—Related Party Transactions

In December 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three months ended September 30, 2021, the Company recognized unrealized loss on investment of $5.3 million, in connection with the investment. For the nine months ended September 30, 2021, the Company recognized unrealized gain on investment of $1.1 million, in connection with the investment.  At September 30, 2021, the carrying values of investments in the common stock was $8.0 million.

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

The Company leases office space and parking in New Jersey from Rafael a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors of Rafael. The lease expires in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Amount IDT charged the Company	$247	$286	$766	$806
Amount the Company charged IDT	$33	$35	$105	$114
Amount Rafael charged the Company	$57	$56	$170	$168

The following table presents the balance of receivables and payables to IDT and Rafael:

	September 30, 2021	December 31, 2020
	(in thousands)
Due to IDT	$152	$299
Due from IDT	$43	$40
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement required scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded minimal amounts of interest income for the three and nine months ended September 30, 2021 and 2020 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of September 30, 2021.

The Company obtains insurance policies through several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2020 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of September 30, 2021. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the three and nine months ended September 30, 2021. The Company recognized a $0.2 million equity in net loss from Atid 613 for the three months ended September 30, 2020  and a minimal amount of equity in net gain from Atid 613 for the nine months ended September 30, 2020. The carrying value of investments in Atid 613 was $0.1 million at September 30, 2021 and December 31, 2020 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of September 30, 2021, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS 5.1 million (equivalent to $1.5 million at September 30, 2021), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at September 30, 2021) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bore interest at 5.5% for all subsequent periods. In May 2021 Atid 613 paid the outstanding balance of the loan of $ 0.2 million. At September 30, 2021, the balance of loan receivables from Atid 613 was nil.

Note 16—Business Segment Information

The Company has 3 reportable business segments: GRE, GRE International and Genie Renewables (formerly Genie Energy Services, or GES). In the first quarter of 2021, the Company modified its management reporting to rename its GES segment as "Genie Renewables." GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GRE International, operates REPs in the United Kingdom (which it is currently exiting), Finland and Sweden. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Three Months Ended September 30, 2021
Revenues	$86,317	$25,509	$1,338	$—	$113,164
Income (loss) from operations	19,714	(10,935)	(203)	(1,703)	6,873
Depreciation and amortization	90	779	12	—	881
Impairment of assets	—	6,650	—	—	6,650
Equity in net income of equity method investees	—	—	—	52	52
Three Months Ended September 30, 2020
Revenues	$88,924	$5,829	$1,573	$—	$96,326
Income (loss) from operations	12,229	(1,575)	(614)	(1,555)	8,485
Impairment of assets	—	—	—	—	—
Depreciation and amortization	118	527	11	14	670
Equity in net loss of equity method investees	—	—	—	(146)	(146)
Nine Months Ended September 30, 2021
Revenues	$243,960	$96,081	$6,170	$—	$346,211
Income (loss) from operations	26,427	(20,630)	690	(4,832)	1,655
Depreciation and amortization	295	2,996	34	1	3,326
Impairment of assets	—	6,650	—	—	6,650
Equity in net income of equity method investees	—	—	—	215	215
Nine Months Ended September 30, 2020
Revenues	$234,540	$17,820	$24,092	$—	$276,452
Income (loss) from operations	31,203	(4,701)	(1,385)	(4,689)	20,428
Depreciation and amortization	347	1,512	314	—	2,219
Impairment of assets	—	—	993	—	993
Equity in net loss of equity method investees	—	(1,502)	—	(17)	(1,698)
24

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Total assets:
September 30, 2021	$128,293	$41,926	$3,616	$19,785	$193,620
December 31, 2020	101,904	55,273	3,171	26,991	187,339

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

New York Public Service Commission Orders

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting the changes to the New York retail energy market, effective April 16, 2021 ("2021 Orders"). The 2021 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings. Although the Company is working to ensure that its products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2021 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2021 Orders. For the three and nine months ended September 30, 2021 gross revenue from New York was $12.8 million and $40.1 million, respectively.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel subsequently joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it has cooperated with the investigation and has responded to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. In the first quarter of 2021, Town Square engaged in settlement discussions with PURA and accrued $0.4 million in the first quarter of 2021.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $ 0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the three and nine months ended September 30, 2021, Town Square’s gross revenues from sales in Connecticut was $9.0 million and $24.9 million, respectively.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. For the three and nine months ended September 30, 2021, Residents Energy's gross revenues from sales in Connecticut were $0.1 million and $0.2 million, respectively. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. In the first quarter of 2021, Residents Energy engaged in settlement discussion with PURA and accrued $0.3 million in the first quarter of 2021.

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

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of September 30, 2021, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2021, Resident Energy’s gross revenues from sales in Illinois was $7.2 million and $20.2 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door-to-door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three and nine months ended September 30, 2021, Town Square’s gross revenues from sales in Maine was $0.3 million and $1.1 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $219.9 million at September 30, 2021, of which $170.7 million was for future purchases of electricity. The purchase commitments outstanding as of September 30, 2021 are expected to be paid as follows (in thousands):

Remainder of 2021	$34,397
2022	111,526
2023	61,927
2024	11,013
2025	1,006
Thereafter	—
Total payments	$219,869

In three months ended September 30, 2021, the Company purchased $10.7 million and $8.5 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2021, the Company purchased $10.4 million and $16.4 million of electricity and renewable energy credits, respectively, under these purchase commitments. In three months ended September 30, 2020, the Company purchased $23.2 million and $5.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2020, the Company purchased $43.1 million and $12.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2021, GRE had commitments to purchase renewable energy credits of $49.2 million.

Performance Bonds

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2021, GRE had aggregate performance bonds of $13.4 million outstanding.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2021, the Company was in compliance with such covenants. At September 30, 2021, restricted cash—short-term of $0.9 million and trade accounts receivable of $51.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $15.5 million at September 30, 2021.

Shell Exclusive Supply Contract with Orbit Energy

Orbit Energy had an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit Energy until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Orbit Energy can enter into forward hedge position for its customers which protects the Company from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the United Kingdom payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by a pledge of the outstanding equity interest of Orbit Energy. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At September 30, 2021, Orbit Energy was in compliance with such covenants. At September 30, 2021, Orbit Energy's total liability to Shell was $9.1 million included in trade accounts payable and accrued expenses accounts in the consolidated balance sheet. In October 2021, the exclusive contract with Shell was terminated and settled all liabilities related to the contract.

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

Credit Agreement with JP Morgan Chase Bank

On December 5, 2019, the Company entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date of December 31, 2020. On December 8, 2020, the Company entered into the second amendment of its existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of September 30, 2021, there are no letters of credit issued by JP Morgan Chase Bank. At September 30, 2021, the cash collateral of $5.7 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Note 20— Subsequent Events

United Kingdom Market

In October 2021, as part of the orderly exit process from the United Kingdom market (see Note 1), Orbit and Shell agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. These proceeds, together with the existing cash and accounts receivables as of September 30, 2021, are expected to cover the cost to supply Orbit's current customers with electricity and natural gas until an orderly transfer of those customers is completed, and to exceed Orbit’s liabilities and carrying value of goodwill at September 30, 2021 of $30.7 million and $13.9 million, respectively. Due to a wide range of outcomes related to the on-going exit from the United Kingdom market, the Company is unable to provide the expected net proceeds from the exit from the United Kingdom market at this time.

Fair Value of Investments in Rafael

In October 2021, Rafael reported disappointing news related to the result of its clinical trials which resulted in a significant decline in the value of its Class B common stock. At September 30, 2021, the carrying value of the investment in Rafael was $8.0 million (see Note 15).

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

For the three and nine months ended September 30, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed.

Our customer base is predominantly residential, so we benefited from the increased demand for residential electricity when customers are working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a reduction in the U.S. domestic meters served. Churn for the third quarter of 2021 slightly increased compared to the same period in 2020, however, below the churn levels that the Company typically experienced before March 2020. In the fourth quarter of 2020, authorities began relaxing certain COVID-19 public health restrictions in some of GRE's domestic markets facilitating a partial reactivation of the previously curtailed customer acquisition channels.

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

Genie Renewables holds Genie Solar Energy, a rooftop solar system sales and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, oversees Diversegy, a retail energy advisory and brokerage company that serves commercial and industrial customers throughout the United States and manages our 60.0% controlling interest in Prism, a solar solutions company that is engaged in U.S. based manufacturing of solar panels, solar installation design and solar energy project management.

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

Strategic Update

We suspended the planned spin-off of our international operations in the United Kingdom and Scandinavia following the deterioration of the United Kingdom energy market, where a planned, orderly withdrawal from the market is underway. We do not expect to incur additional material, cash charges as a result.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 70.5 and 85.0%  of our consolidated revenues in the nine months ended September 30, 2021 and 2020, respectively.

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

Winter Storm in Texas

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow, which was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the ERCOT, real-time commodity prices during the crisis escalated significantly. Although our supply commitment for our customers in Texas was reasonably hedged for reasonably foreseen winter weather conditions, the market conditions exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. The impact on our consolidated profitability for the nine months ended September 30, 2021 was approximately$13.0 million.

In June 2021, the state legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided going to the load serving entities who originally incurred the charges. Under HB 4492, we are entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. In the second quarter of 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

In September 2021, the Public Utility Commission of Texas ("PUC") approved the Debt Obligation Order to grant ERCOT's application for a debt financing mechanism to pay for certain costs associated with Winter Storm Uri. Under the Debt Obligation Order, the amount that the Company is entitled to recover increased to approximately $3.4 million. For the three months ended September 30, 2021, the Company recorded an additional reduction in the cost of revenues of $1.9 million for an aggregate amount of $3.4 million for the nine months ended September 30, 2021.

United Kingdom Operations Update

In the third quarter of 2021, as a result of the deterioration of the energy and natural gas market in the United Kingdom, the Company initiated the process of exiting the market which resulted in the impairment assets of $6.7 million, included in the statements of operations.

Purchase of Receivables

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In each of the three and nine months ended September 30, 2021 the associated cost was approximately 1.0% of GRE's revenue. In the three and nine months ended September 30, 2020 the associated cost was approximately 1.2%, of GRE's revenue. At September 30, 2021, 86.6% of GRE’s net accounts receivables were under a POR program.

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

New York Public Service Commission Proceedings

In December 2017, the New York Public Service Commission (“PSC”) held an evidentiary hearing to assess the retail energy market in New York. On December 12, 2019, following the completion of post-hearing briefings in the proceedings, the PSC issued orders adopting changes to the New York retail energy market, effective April 14, 2021 (“2021 Orders”). The 2021 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings.  Although the Company is working to ensure that its products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2021 Orders. There is insufficient basis to deem any loss probable or to assess the amount of any possible loss based on the changes instituted by the 2021 Orders. As of September 30, 2021, New York represented 18.0% of GRE’s total meters served and 14.2% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the three and nine months ended September 30, 2021, New York gross revenues were $12.8 million and $40.1 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel has joined in the investigation Although Town Square denies any basis for those complaints and any wrongdoing on its part, has cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. In the first quarter of 2021, Town Square engaged in settlement discussions with PURA and accrued $0 million in the first quarter of 2021.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also, and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of September 30, 2021, Town Square’s Connecticut customer base represented 9.0% of GRE’s total meters served and 9.9% of the total RCEs of GRE’s customer base. For three and nine months ended September 30, 2021, Town Square’s gross revenues from sales in Connecticut were $9.0 million and $24.9 million, respectively.

Residents Energy

In August of 2020, Residents Energy began marketing retail energy services in Connecticut. For the three and nine months ended September 30, 2021, Residents Energy's gross revenues from sales in Connecticut were nil and $0.2 million, respectively. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations, including a ban on door-to-door activities during the pertinent time period as a result of the COVID-19 pandemic. In January and February of 2021, Residents Energy responded to the limited information requests and discovery made by the enforcement division. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. Residents Energy believes that the initial demand is disproportionate to its scope of activity. In the first quarter of 2021, Residents Energy engaged in settlement discussions with PURA and accrued $0.3 million in the first quarter of 2021.

In September 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

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

Three and Nine Months Ended September 30, 2021 and Compared to Three and Nine Months Ended September 30, 2020

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues:
Electricity	$82,801	$86,200	$(3,399)	(3.9)%	$218,082	$210,350	$7,732	3.7%
Natural gas	3,516	2,724	792	29.1	25,878	24,190	1,688	7.0
Total revenues	86,317	88,924	(2,607)	(2.9)	243,960	234,540	9,420	4.0
Cost of revenues	52,166	63,122	(10,956)	(17.4)	176,523	164,084	12,439	7.6
Gross profit	34,151	25,802	8,349	32.4	67,437	70,456	(3,019)	(4.3)
Selling, general and administrative expenses	14,437	13,573	864	6.4	41,010	39,253	1,757	4.5
Income from operations	$19,714	$12,229	$7,485	61.2%	$26,427	$31,203	$(4,776)	(15.3)%

Revenues. Electricity revenues decreased by 3.9% in three months ended September 30, 2021 compared to the same period in 2020. The decrease is due to a decrease in electricity consumption partially offset by an increase in the average rate per kilowatt hour sold in the three months ended September 30, 2021 compared to the same period in 2020. Electricity consumption by GRE’s REPs' customers decreased by 9.2% in the three months ended September 30, 2021, compared to the same period in 2020. The decrease in electricity consumption reflected a 5.9% decrease in average number of meters served and a 3.5% decrease in average consumption per meter. The average rate per kilowatt hour sold increased by 5.2% in the three months ended September 30, 2021 compared to the same period in 2020. The decrease in per meter consumption reflects a decrease in residential electricity as many COVID-19 "stay-at-home" orders have been lifted or relaxed in some territories.

Electricity revenues increased by 3.7% in nine months ended September 30, 2021 compared to the same period in 2020. The increase is due to increases in electricity consumption and in the average rate per kilowatt hour sold in the nine months ended September 30, 2021 compared to the same period in 2020. Electricity consumption by GRE’s REPs' customers increased 1.8% in the nine months ended September 30, 2021, compared to the same period in 2020. The increase in electricity consumption reflected a 5.5% increase in the average consumption per meter partially offset by a 3.5% decrease in the average number of meters served. The average rate per kilowatt hour sold increased by 1.8% in the nine months ended September 30, 2021 compared to the same period in 2020.

GRE’s natural gas revenues increased by 29.1% in the three months ended September 30, 2021 compared to the same period in 2020.  The increase in natural gas revenues in the three months ended September 30, 2021 compared to the same period in 2020 was a result of increases in natural gas consumption and the average rate per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 9.3% in the three months ended September 30, 2021 compared to the same period in 2020, reflecting a 0.6% increase in average consumption per meter and an 8.7% increase in average meters served in the three months ended September 30, 2021 compared to the same period in 2020. The average revenue per therm increased by 18.1% in the three months ended September 30, 2021, compared to the same period in 2020.

GRE’s natural gas revenues increased by 7.0% in the nine months ended September 30, 2021 compared to the same period in 2020.  The increase is due to increases in natural gas consumption by GRE's REPs' customers and in the average rate per therm sold in the nine months ended September 30, 2021, compared to the same period in 2020. Natural gas consumption by GRE’s REPs’ customers increased by 6.1% in the nine months ended September 30, 2021 compared to the same period in 2020 reflecting a 5.2% increase in average consumption per meter in the nine months ended September 30, 2021 compared to the same period in 2020 and an increase of 0.8% in average meters served in the nine months ended September 30, 2021 compared to the same period in 2020. Average rate per therm sold slightly increased by 0.9% in the nine months ended September 30, 2021, compared to the same period in 2020.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Meters at end of quarter:
Electricity customers	289	292	308	305	309
Natural gas customers	72	69	65	65	67
Total meters	361	361	373	370	376

Gross meter acquisitions in three months ended September 30, 2021, were 46,000 compared to 44,000 for the same period in 2020. Gross meter acquisitions in nine months ended September 30, 2021, were 144,000 compared to 154,000 for the same period in 2020.

Meters served were flat at 361,000 meters at June 30, 2021 and September 30, 2021. Meters served decreased by 9,000 meters or 2.4% from December 31, 2020 to September 30, 2021. In the three months ended September 30, 2021, average monthly churn slightly increased to 4.0% compared to 3.7% for same period in 2020. In the nine months ended September 30, 2021, average monthly churn slightly increase to 4.2% compared to 4.1% compared to same period in 2020.

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

(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
RCEs at end of quarter:
Electricity customers	276	272	291	284	294
Natural gas customers	60	58	56	53	56
Total RCEs	336	330	347	337	350

RCEs increased by 1.8% at September 30, 2021 compared to June 30, 2021. RCEs were relatively flat at December 31, 2020 and September 30, 2021. The fluctuations reflect the focus on adding higher consumption meters.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenues:
Electricity	$52,096	$61,467	$(9,371)	(15.2)%	$164,440	$150,720	$13,720	9.1%
Natural gas	70	1,655	(1,585)	(95.8)	12,083	13,364	(1,281)	(9.6)
Total cost of revenues	$52,166	$63,122	$(10,956)	(17.4)%	$176,523	$164,084	$12,439	7.6%

	Three months ended September 30			Nine months ended September 30,
(amounts in thousands)	2021	2020	Change	2021	2020	Change
Gross margin percentage:
Electricity	37.1%	28.7%	8.4%	24.6%	28.3%	(3.8)%
Natural gas	98.0	39.2	58.8	53.3	44.8	8.6
Total gross margin percentage	39.6%	29.0%	10.5%	27.6%	30.0%	(2.4)%

nm—not meaningful

Cost of revenues for electricity decreased in the three months ended September 30, 2021 compared to the same period in 2020 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 6.7% in the three months ended September 30, 2021 compared to the same period in 2020. Gross margin on electricity sales increased in the three months ended September 30, 2021 compared to the same period in 2020 because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for electricity increased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 7.3% in the nine months ended September 30, 2021 compared to the same period in 2020. A significant portion of the increase resulted from incremental cost incurred as an effect of the major winter storm in Texas discussed above. Gross margin on electricity sales decreased in the nine months ended September 30, 2021 compared to the same period in 2020 because the average rate charged to customers increased less than the increase in the average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended September 30, 2021 compared to the same period in 2020 primarily because of  a decrease in the average unit cost of natural gas partially offset by an increase in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 96.2% in the three months ended September 30, 2021 compared to the same period in 2020. A significant portion of the decrease resulted from the favorable fluctuation of the fair value of the Company's natural gas hedges. Gross margin on natural gas sales increased in the three months ended September 30, 2021 compared to the same period in 2020 because the average rate charged to customers increased while the average unit cost of natural gas decreased.

Cost of revenues for natural gas decreased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily because of a decrease in the average unit cost of natural gas partially offset by an increase in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 15.6% in the nine months ended September 30, 2021 compared to the same period in 2020. Gross margin on natural gas sales increased in the nine months ended September 30, 2021 compared to the same period in 2020 because the average rate charged to customers slightly increased while the average unit cost of natural gas decreased.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in marketing and employee-related expenses. Employee-related expenses increased by $0.6 million in the three months ended September 30, 2021, compared to the same period in 2020 due to an increase in the number of employees. Marketing expenses increased by $0.2 in the three months ended September 30, 2021, compared to the same period in 2020 due to expenses incurred on different marketing channels to offset the effect of COVID-19 related public health restrictions on door-to-door marketing. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 15.3% in the three months ended September 30, 2020 to 16.7% in the three months ended September 30, 2021.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in marketing expenses. Marketing expenses increased by $1.5 million in the nine months ended September 30, 2021, compared to the same period in 2020 due to expenses incurred on different marketing channels to offset the effect of COVID-19 related public health restrictions on door-to-door marketing. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 15.3% in the nine months ended September 30, 2020 to 16.7%% in the nine months ended September 30, 2021.

GRE International Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Electricity	$20,998	$5,593	$15,405	275.4%	$72,701	$17,321	$55,380	319.7%
Natural gas	4,093	—	4,093	nm	22,580	—	22,580	nm
Others	418	236	182	77.1	800	499	301	60.3
Total revenues	$25,509	$5,829	$19,680	337.6	$96,081	$17,820	$78,261	439.2
Cost of revenue	17,739	4,741	12,998	274.2	82,342	15,105	67,237	445.1
Gross profit	7,770	1,088	6,682	614.2	13,739	2,715	11,024	406.0
Selling, general and administrative expenses	12,055	2,663	9,392	352.7	27,719	7,416	20,303	273.8
Impairment of assets	6,650	—	6,650	nm	6,650	—	6,650	nm
Loss from operations	$(10,935)	$(1,575)	$9,360	594.3%	$(20,630)	$(4,701)	$15,929	338.8%
Equity in net loss of Shoreditch	—	1,502	(1,502)	(100.0)	—	1,502	(1,502)	(100.0)

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

Meters served by GRE International's REPs (including those served by Orbit Energy for all periods) was flat at  193,000 at September 30, 2021 compared to June 30, 2021 and slightly decreased by 2,000 compared to December 31, 2020. The decreases are primarily due to the sale of Genie Japan partially offset by the growth in Orbit Energy's customer bases.

RCEs served by GRE International's REPs (including those served by Orbit Energy for all periods) decreased to 98,000 at September 30, 2021 from 106,000, at June 30, 2021 and 103,000 at December 31, 2020. The decrease are primarily due to the sale of Genie Japan.

In the third quarter of 2021, as a result of the deterioration of the energy and natural gas market in the United Kingdom, the Company initiated the process of exiting the market and is in discussion with the regulators for an oderly transfer of existing customers.

Revenue. GRE International's revenues increased in three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the consolidation of Orbit Energy in October 2020, partially offset by the decrease from the sale of Genie Japan in May 2021. Orbit Energy increased GREI's revenue in the three and nine months ended September 30, 2021 by $18.0 million and $67.2 million, respectively.

Cost of Revenues. Cost of revenue increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increases in cost of revenues were consistent with the increases in revenues for the periods. Orbit Energy increased GREI's cost of revenue in the three and nine months ended September 30, 2021 by $17.1 million and $58.8 million, respectively. Cost of revenues for nine months ended September 30, 2021 includes $2.5 million incremental cost recorded in Genie Japan as a result of weather volatility and the lack of adequate gas reserves in Japan in the first quarter of 2021.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to the consolidation of Orbit Energy in October 2020, the continued growth of operations at Lumo Finland and the start of commercial operation of Lumo Sweden in the second quarter of 2020, partially offset by the sale of Genie Japan in May 2021. Orbit Energy increased GREI's selling, general and administrative expenses for the three and nine months ended September 30, 2021 by $10.7 million and $22.4 million, respectively.

Impairment of assets. In the third quarter of 2021, as a result of the deterioration of the energy and natural gas market in the United Kingdom, the Company initiated the process of exiting the market which resulted in the impairment of trademark, customer relationship, non-compete agreements, property and equipment and right of use assets for an aggregate amount of $6.7 million.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a 60% controlling interest.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$1,338	$1,573	$(235)	(14.9)%	$6,170	$24,092	$(17,922)	(74.4)%
Cost of revenues	883	1,147	(264)	(23.0)	3,675	21,555	(17,880)	(83.0)
Gross profit	455	426	29	6.8	2,495	2,537	(42)	(1.7)
Selling, general and administrative expenses	658	1,040	(382)	(36.7)	1,805	2,929	(1,124)	(38.4)
Impairment of assets	—	—	—	nm	—	993	(993)	nm
(Loss) income from operations	$(203)	$(614)	$(411)	(66.9)%	$690	$(1,385)	$(2,075)	(149.8)%

nm—not meaningful

Revenue. Genie Renewables' revenues decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decreases in revenues were the result of the discontinuance of a relationship with a customer of Prism in the second quarter of 2020. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.  Revenues from CityCom Solar include commissions from selling third-party products to customers.

Cost of Revenues. Cost of revenue decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decreases in cost of revenues were consistent with the decreases in revenues for the periods. Cost of revenues also includes commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily because of the streamlining of operations of Prism and the sale of the Prism facility in October 2020.

Impairment of assets. Impairment of assets in three and nine months ended September 30, 2020 pertains to the impairments of property, plant and equipment and customer relationship of Prism as a result of the disposal of  Prism's property in New York and renegotiation of the contract with the customer.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative expenses and loss from operations	$1,703	$1,555	$148	9.5%	$4,832	$4,689	$143	3.0%

Corporate general and administrative expenses in the three and nine months ended September 30, 2021 increased compared to the same periods in 2020, primarily due to an increase in stock-based compensation. As a percentage of our consolidated revenues, Corporate general and administrative expenses decreased to 1.5% in the three months ended September 30, 2021 from 1.6% in the three months ended September 30, 2020 and decreased to 1.4% in the nine months ended September 30, 2021 from 1.7% in the nine months ended September 30, 2020.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expenses included in consolidated selling, general and administrative expenses was $0.5 million and $0.4 million in the three months ended September 30, 2021 and 2020, respectively and $1.7 million and $1.3 million in the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.4 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2021	2020	$	%	2021	2020	$	%
Income from operations	$6,873	$8,485	$(1,612)	(19.0)%	$1,655	$20,428	$(18,773)	(91.9)%
Interest income	8	21	(13)	(61.9)	28	164	(136)	(82.9)
Interest expense	(99)	(48)	(51)	106.3	(311)	(223)	(88)	39.5
Equity in net income (loss) in equity method investees	52	(146)	198	(135.6)	215	(1,698)	1,913	(112.7)
Other (loss) income, net	(17)	291	(308)	(105.8)	267	390	(123)	(31.5)
Unrealized (loss) gain on marketable equity securities and investments	(5,312)	—	(5,312)	nm	1,710	—	1,710	nm
Gain on sale of subsidiary	—	—	—	nm	4,226	—	4,226	nm
Provision for income taxes	(3,822)	(2,406)	(1,416)	58.9	(7,515)	(5,563)	(1,952)	35.1
Net (loss) income	(2,317)	6,197	(8,514)	137.4	275	13,498	(13,223)	(98.0)
Net loss attributable to noncontrolling interests	(31)	(531)	500	(94.2)	(821)	(1,026)	205	(20.0)
Net (loss) income attributable to Genie	$(2,286)	$6,728	$(9,014)	(134.0)%	$1,096	$14,524	$(13,428)	(92.5)%

nm—not meaningful

Other (loss) income, net.  Other (loss) income, net in the three and nine months ended September 30, 2021 and 2020 consisted primarily foreign currency transactions.

Provision for Income Taxes. Our reported tax rate for the three months ended September 30, 2021 was 254.0%, an increase as compared to 28.0% for the same period in 2020. Our reported tax rate for the three months ended September 30, 2021 was 96.5%, an increase as compared to 29.2% for the same period in 2020. The increases in the reported tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 are a result of changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in other jurisdictions that had losses due to valuation allowances in those jurisdictions. The GRE International segment incurred significant losses as discussed above which resulted in lower consolidated income before income taxes.

Net Loss Attributable to Noncontrolling Interests. The decrease in the net loss attributable to noncontrolling interests in the three months ended September 30, 2021 compared to the same periods in 2020 was primarily due to a decrease in net losses of CCE, improvement of results of operations of Lumo Finland as discussed above and the acquisition of a noncontrolling interest of GRE International in the third quarter of 2021.

The decrease in the net loss attributable to noncontrolling interests in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in net losses of CCE, improvement of results of operations of Lumo Finland as discussed above and the streamline of operations at Prism.

Unrealized (loss) gain on marketable equity securities and investments. The unrealized (loss) gain on marketable equity securities and investment for the three and nine months ended September 30, 2021 pertains primarily to the fluctuation of the market price of the Company's investments in common stock and warrants to purchase common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Equity in net income (loss) in equity method investees. The equity in net income (loss) in equity method investees for the  three months ended September 30, 2021  and 2020 pertains to our share in the result of operations of certain investee that are accounted for using the equity method of accounting.

The equity in net income from equity method investees for the nine months ended September 30, 2021 relates to our shares in the result of operation of certain investee. The equity in net loss from equity method investees for the nine months ended September 30, 2020, pertains to our share in the results of operations of Orbit. Prior to the acquisition of the controlling interest of Orbit in October 2020 as discussed above, we accounted for our ownership interest in Orbit using the equity method since we had the ability to exercise significant influence over Orbit's operating and financial matters, although we did not control Shoreditch.

Gain on sale of subsidiary. The gain on the sale of the subsidiary for the nine months ended September 30, 2021 pertains to the gain recognized related to the sale of Genie Japan in May 2021.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $34.0 million balance of unrestricted cash and cash equivalents that we held at September 30, 2021 will be sufficient to meet our currently anticipated cash requirements for at least the period from October 1, 2021 to November 8, 2022.

At September 30, 2021, we had working capital (current assets less current liabilities) of $44.4 million.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows provided by (used in):
Operating activities	$86	$24,038
Investing activities	2,656	(1,863)
Financing activities	(5,194)	(11,496)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(221)	(3)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(2,673)	$10,676

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities decreased by $24.0 million in the nine months ended September 30, 2021 compared the same period in 2020. Net income after non-cash adjustments decreased cash flows by $10.5 million for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease in operating cash flows is primarily the result of unfavorable results of operations and the consolidation of operations of Orbit Energy in the nine months ended September 30, 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $12.7 million for the nine months ended September 30, 2021, compared to the same period in 2020. Changes in other assets decreased cash flows by $0.4 million in the nine months ended September 30, 2021, compared to the same period in 2020.

GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2020. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In addition, the REPs must pay an advance payment of $2.5 million to BP each month that BP will apply to the next invoiced amount due to BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2021, we were in compliance with such covenants. At September 30, 2021, restricted cash—short-term of $0.9 million and trade accounts receivable of $51.7 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $15.5 million at September 30, 2021.

We had purchase commitments of $219.9 million at September 30, 2021, of which $170.7 million was for purchases of electricity.

Orbit Energy had an exclusive contract with Shell U.K. Limited ("Shell") to provide electricity and natural gas to Orbit Energy until June 2024, with an option (not an obligation) to extend through June 2027. Shell provides access to the forward market such that Orbit Energy can enter into forward hedge position for its customers which protects the Company from mark-to-market fluctuations. Shell also provides extended payment facilities of an additional 30 days compared to the United Kingdom payment terms up to a limit of £5.0 million at an interest of LIBOR plus 5.0%. Shell charges an additional £0.9 per therm of natural gas and Mwh of electricity for all delivered volume on top of the wholesale costs. The contract with Shell is secured by a pledge of the outstanding equity interest of Orbit Energy. The contract is also subject to satisfaction of certain conditions including the maintenance of certain covenants which includes minimum levels of cash, gross margin, net worth, as defined in the contract, earnings before tax, as defined in the contract and provision for bad debts on accounts receivable. At September 30, 2021, Orbit Energy was in compliance with such covenants. At September 30, 2021, Orbit Energy's total liability to Shell was $9.1 million included in trade accounts payable and accrued expenses accounts in the consolidated balance sheet.

In October 2021, as part of the orderly exit process from the United Kingdom market discussed above, Orbit and Shell agreed to terminate the exclusive supply contract. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. These proceeds, together with the existing cash and accounts receivables as of September 30, 2021, are expected to cover the cost to supply its current customers with electricity and natural gas until the orderly transfer is completed, and to exceed Orbit’s liabilities and carrying value of goodwill at September 30, 2021 of $30.7 million and $13.9 million, respectively. Due to a wide range of outcomes related to the on-going exit from the United Kingdom market, the Company is unable to provide the expected net proceeds from the exit from the United Kingdom market at this time.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.2 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2021 will be between $0.3 to $0.6 million.

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

 Financing Activities

In each of the nine months ended September 30, 2021 and 2020, we paid aggregate quarterly Base Dividends of $0.4782 per share, $1.1 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On October 13, 2021, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share of our Preferred Stock. The dividend will be paid on or about November 15, 2021 to stockholders of record as of the close of business on November 8, 2021.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

In the nine months ended September 30, 2020, we paid aggregate quarterly dividends of $0.245 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $6.4 million in aggregate dividends on our common stock in the nine months ended September 30, 2020.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the three months ended September 30, 2021, we acquired 230,000 Class B common stock under the stock purchase program for an aggregate amount of $1.4 million. In the nine months ended September 30, 2021, we acquired 622,932 Class B common stock under the stock purchase program for an aggregate amount of $3.8 million. In the three months ended September 30, 2020, we acquired 11,738   Class B common stock under the stock purchase program for an aggregate amount of $0.1 million. In the nine months ended September 30, 2020, we acquired 224,944 Class B common stock under the stock repurchase program for an aggregate amount of $1.6 million. At September 30, 2021, 5.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In the nine months ended September 30, 2021, we paid $0.2 million to purchase 39,523 shares of our Class B common stock, and, in the nine months ended September 30, 2020, we paid $0.3 million to repurchase 32,907 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were purchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

On December 5, 2019, we entered into the first amendment of Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”) to extend the maturity date to December 31, 2020. On December 8, 2020, we entered into the second amendment of the existing Credit Agreement to extend the maturity date to December 31, 2021. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of September 30, 2021, there was no letters of credit issued from JP Morgan Chase Bank. At September 30, 2021, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2021, the Company had outstanding aggregate performance bonds of $13.4 million.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2021 had remained the same as in the three months ended September 30, 2020, our gross profit from electricity sales would have decreased by $8.2 million and our gross profit from natural gas sales would have decreased by $2.3 million in the three months ended September 30, 2021. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2021 had remained the same as in the nine months ended September 30, 2020, our gross profit from electricity sales would have increased by $7.2 million and our gross profit from natural gas sales would have decreased by $2.4 million in the nine months ended September 30, 2021.

Hypothetically, for our GRE International segment, if our gross profit per unit in the three months ended September 30, 2021 had remained the same as in the three months ended September 30, 2020, our gross profit from electricity sales would have decreased by $6.3 million and our gross profit from natural gas would have increased by $0.3 million in the three months ended September 30, 2021. Hypothetically, for our GRE International segment, if our gross profit per unit in the nine months ended September 30, 2021 had remained the same as in the nine months ended September 30, 2020, our gross profit from electricity sales would have decreased by $5.4 million and our gross profit from natural gas would have decreased by $0.9 million in the three months ended September 30, 2021.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2021:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2021	125,000		$6.20	125,000	5,413,366
August 1–31, 2021	136,431	(2)	6.02	105,000	5,308,366
September 1–30, 2021	8,092	(3)	6.53	—	5,308,366
Total	269,523		$6.20	230,000

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 31,431 Class B Common stock that were tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

(3)	Consists of Class B Common stock that were tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Energy Ltd.
November 9, 2021	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer
November 9, 2021	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

