Form 10-K
period 2021-12-31
Genie Energy Ltd.
filed 2022-03-16
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021,

or

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $6.32 per share, as reported on the New York Stock Exchange, was approximately $119.2 million.

As of March 11, 2022, the registrant had outstanding 24,635,170 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,006,471 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 11, 2022, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is a global provider of energy services. We manage our business and reports results through three segments. Genie Retail Energy ("GRE"), which supplies electricity and natural gas to residential and small business customers in certain portions deregulated markets within the United States. Genie Retail Energy International ("GRE International"), which supplies electricity to residential and small business customers in Scandinavia. Genie Renewables, which includes the following four lines of businesses. Genie Solar Energy ("Genie Solar"), which designs and build local solar installation for commercial size customers, CityCom Solar, which recruits customers to purchase electricity generated by community solar fields, Prism Solar Technologies ("Prism"), which designs and manufactures niche solar panels for wholesale distribution and Diversegy LLC ("Diversegy"), an energy broker for commercial customers.

The Company owns 99.5% of its subsidiary, Genie Energy International Corporation ("GEIC"), which owns 100% of Genie Retail Energy, Inc., 100% of Genie Retail Energy International LLC, and 95.5% of Genie Energy Services, LLC that holds our interest in the entities comprising the Genie Renewables segment. In March 2021, the Company renamed the Genie Energy Services ("GES") segment to Genie Renewables.

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Inc. ("IDT Energy"), Residents Energy, LLC ("Residents Energy"), Town Square Energy, LLC and Town Square Energy East, LLC ("collectively, "TSE"), Southern Federal Power ("SFP") and Mirabito Natural Gas, ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business customers. The majority of GRE's REPs' customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

GRE International holds the Company's interest in REPs that serve retail customers in Scandinavia. It holds a 90.8% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and 97.7% of Lumo Energi AB ("Lumo Sweden"), which serves retail customers in Sweden. GRE International previously held a 98.8% interest in Genie Japan that was sold in May 2021. GREI holds a 100% ownership of Orbit Energy Limited ("Orbit"), a REP operating in the United Kingdom ("U.K."). On November 29, 2021, Orbit Energy Limited ("Orbit") was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit has been transferred to third-party Administrators. The Company accounted for the transaction as discontinued operations and the accounts of Orbit were deconsolidated effective December 1, 2021.

Genie Renewables consists of our 100% interest in Genie Solar, a rooftop solar system sales and general contracting company, our 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, our 60.0% controlling interest in Prism, a solar solutions company that is engaged in U.S based manufacturing of solar panels, solar installation design and solar energy project management and 100% interest in Diversegy, an energy broker for customers.

CORONAVIRUS DISEASE (COVID-19)

Starting in the first quarter of 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the years ended December 31, 2021 and 2020, the impacts of COVID-19 were evident in several key aspect of our business operations and the corresponding financial impact has been mixed. Our customers are predominantly residential, so we benefited from the increased demand for electricity as many customers are working from and spending more time in their homes. On the other hand, like other retail energy providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in 2021 and 2020 and limited growth in domestic meters served. Churn in 2021 and 2020 decreased, as our competitors also suspended their face-face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic market in 2021, facilitating a partial reactivation of the previously curtailed customer acquisition channels.

REPORTABLE SEGMENTS

We have three reportable business segments: GRE, GRE International and Genie Renewables. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in “Note 18 — Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

In November 2016, GRE purchased Retail Energy Holdings, LLC, which operated REPs under the brand name Town Square Energy.

In August 2017, GRE acquired Mirabito Natural Gas, a commercial supplier located in Florida. The acquisition expanded GRE’s serviceable markets into Florida.

In October 2018, Genie acquired a 60.0% interest in Prism, a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and project management.

In January 2019, GRE International acquired an 80.0% interest in Lumo Finland, a provider of electricity to residential customers in Finland with approximately 32,000 residential customers in Finland. In January 2020, GRE International increased its interest in Lumo Finland to 92.5%.

In second quarter of 2020, our Lumo Sweden subsidiary began enrolling customers.

RECENT DEVELOPMENTS

In January and February of 2021, the Company experienced unprecedented price volatility in the Japanese and Texas wholesale energy markets resulting in significant unanticipated operating losses. The Company subsequently suspended payment of a dividend on its Class A common stock and Class B common stock.

In May 2021, the Company completed the sale of its interest in Genie Japan.

In November 2021, the Company exited the energy supply business in the U.K. as part of its continuing strategic realignment.

In February 2022, the Company reinstated the quarterly dividends on its Class B common stock and authorized a buyback program for the Company's preferred stock.

DIVIDENDS

We pay a quarterly dividend on our preferred stock. As announced on March 11, 2021, we suspended our dividends on our Class A and Class B common stock to rebuild our cash position in light of the losses incurred from the effects of Winter Storm Uri as discussed above. However, in February 2022, the Company reinstated the quarterly dividends on our Class A and Class B Common stock.

The aggregate dividend paid in the year ended December 31, 2021 on our Preferred Stock was $1.5 million, as follows:

●

On February 16, 2021, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2020 to stockholders of record at the close of business on February 8, 2021 of our Preferred Stock.

●

On May 17, 2021, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2021 to stockholders of record at the close of business on April 27, 2021 of our Preferred Stock.

●

On August 16, 2021, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2021 to stockholders of record at the close of business on August 9, 2021 of our Preferred Stock.

●

On November 15, 2021, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2021 to stockholders of record as of the close of business on November 8, 2021.

On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to an aggregate of $0.2 million. The accrual was made in light of the performance of GRE through December 31, 2021.

On February 15, 2022, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2021 to stockholders of record at the close of business on February 7, 2022 in the aggregate amount of $0.4 million.

On March 1, 2022, we paid a quarterly dividend of $0.075 per share on our Class A common stock and Class B Common Stock for the fourth quarter of 2021 to stockholders of record at the close of business on February 22, 2022 with the aggregate amount of $2.0 million.

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

GRE’s REP businesses operate under several brand names including IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito. GRE's diverse offerings, in both the electricity and natural gas markets included either variable rate or fixed rate offerings or both. Throughout their markets, GRE's REPs offer green electricity and natural gas. Green electricity supply is matched with renewable energy certificates, or RECs that reflect the generation of electricity from renewable sources. Green natural gas supply is matched with carbon offsets certificates generated mostly from greenhouse emission reduction projects.

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

GRE’s revenue comprises approximately 85.7% and 85.3% of our total consolidated revenue in 2021 and 2020, respectively. In 2021, GRE generated revenue of $311.8 million comprised of $273.0 million from sales of electricity and $38.8 million from sales of natural gas, as compared with revenue of $304.5 million in 2020, comprised of $270.9 million from the sales of electricity, $33.6 million from the sales of natural gas and a minimal amount of other revenue. GRE's electricity sales as a percentage of total sales have increased in recent years.

GRE’s REP revenue is seasonal. Approximately 44.5% and 47.7% of our natural gas revenues in 2021 and 2020, respectively, were generated during the first quarter, when the demand for heating peaks. Although the demand for electricity is not as seasonal as natural gas, approximately 30.3% and 31.8% of total revenues from electricity sales in 2021 and 2020, respectively, were generated in the third quarter when the demand for cooling peaks.

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

As discussed above, in February 2021, the Company experienced unprecedented price volatility in Texas markets due to weather conditions which adversely affected our consolidated results of operations.

Potential global climate change may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations.

As of December 31, 2021, GRE serviced 285,000 meters (210,000 electric and 75,000 natural gas), compared to 370,000 meters (305,000 electric and 65,000 natural gas) as of December 31, 2020.

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

As of December 31, 2021, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas, and in some states, where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Some competitors in certain REP markets have engaged in unfair business practices in order to recruit new customers. These practices can create an unfavorable impression about our industry with consumers, regulators or political bodies. Further, such practices can lead to regulatory action that negatively impact us and the industry.

Customers; Marketing

The services of GRE’s U.S. REPs - IDT Energy, Residents Energy, TSE, SFP and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include variable rate programs whose prices change month-to-month, fixed contracts whose unit price remains the same for the agreed upon term and renewable contracts. A significant portion of our customer base is enrolled in variable rate products, which enable us to recover our wholesale costs for electricity and natural gas by adjusting the rates we charge to our customers. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2021, customers on variable rate products constituted approximately 74.6% of our electric load. The balance comprised customers on fixed rate agreements.

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

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. Over the course of 2021, the associated cost was approximately 1.0% of GRE's revenue in exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are preferred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. At December 31, 2021, 80.8% of GRE’s net accounts receivables were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C., Massachusetts and Maryland offer POR programs, without recourse. These programs permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs. After a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire, Ohio and Rhode Island do not offer POR, but they do offer consolidated billing. In Florida and Texas, there are no POR programs and the customers are billed directly.

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

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2021, the Company was in compliance with such covenants.

GRE is required to meet certain minimum green energy supply criteria in many of the markets in which it operates. We meet those thresholds by acquiring renewable energy certificates, or REC’s. In addition, GRE offers green or other renewable energy products to its customers in all of the territories in which we operate. GRE acquires green renewable energy conversion rights or attributes and REC’s to satisfy the load requirements for these customers.

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

Competition

As an operator of REPs, GRE often competes with the local utility companies in each of the markets in which it provides services and with many other licensed REPs. In some markets, competitor REPs are affiliated with local utilities. GRE also competes with several large vertically integrated energy companies as well as smaller independent operators. Competition with the utilities and REPs impacts GRE’s gross margins, customer acquisition rates and exposes GRE to customer churn.

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

As of December 31, 2021, GRE’s REPs operate in Washington D.C., New York, Pennsylvania, New Jersey, Maryland, Illinois, Ohio, Michigan, New Hampshire, Rhode Island, Connecticut, Florida, Massachusetts, Delaware, Maine, Texas and Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations

Like all operators of REPs, GRE is affected by the actions of governmental agencies, mostly on the state level, by the respective state Public Service/Utility Commissions, and other organizations (such as NYISO, ERCOT and PJM) and indirectly by the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels. We may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

New York Public Service Commission Orders

Effective April 16, 2021, the PSC issued orders adopting changes to the New York retail energy market (“2021 Orders”). The 2021 Orders limits the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities, and renewable product offerings. Although the Company's products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. As of December 31, 2021, New York represented 22.4% of GRE’s total meters served and 18.8%of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2021 and 2020, New York gross revenues were $52.9 million and $56.7 million, respectively.

A RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

State of Connecticut Public Utilities Regulatory Authority

Town Square Energy

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel had joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also, and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of December 31, 2021, Town Square’s Connecticut customer base represented 4.8% of GRE’s total meters served and 5.6% of the total RCEs of GRE’s customer base. For the year ended December 31, 2021, Town Square’s gross revenues from sales in Connecticut was $29.0 million.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2021, Residents Energy's gross revenues from sales in Connecticut were $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In September 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

Employees

As of March 4, 2022, GRE employed 131 full time employees, 53 of whom are located in the Jamestown, New York office, 52 of whom are located in our New Jersey office, 21 of whom are located in our Arizona office and 5 are located in Texas with SFP.

Environment

In March 2021, the Biden Administration announced a framework for the "Build Back Better" agenda. The proposed framework included policies to address climate change across the federal government through the tax code, an energy efficiency and clean energy standard, research and development, among other areas of focus.

In April 2021, President Biden announced that the United States' Nationally Defined Contribution to the international Paris Climate Agreement will be an economy-wide reduction in greenhouse gas emissions ("GHG") emissions of 50-52% by 2030, relative to 2005 levels. In advance of the November 2021 Conference of the Parties 26 meeting in Glasgow, Scotland, the Biden Administration released details on its strategy to achieve those targets as part of the "Build Back Better" agenda.

In addition to climate-related initiatives at the federal level, some states have adopted provisions designed to regulate GHG emissions for some industry sectors. The adoption and implementation of any foreign laws or regulations imposing obligations on, or limiting GHG emissions from, our equipment and operations could adversely affect pricing or demand for our offerings. We may not be able to pass on increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce demand for our offerings or impact the energy supply markets.

GRE International

GRE International is comprised of REPs operating in Finland, through our 90.8% interest in Lumo Finland and in Sweden through our 87,7% interest in Lumo Sweden. GRE International’s REP businesses purchase electricity on the wholesale markets and resell these commodities to their residential customers through both variable rate and fixed rate programs.

As discussed above, in January 2021, the Company experienced unprecedented price volatility in the Japanese market due to weather conditions which adversely affected our consolidated results of operations. In May 2021, we completed the sale of Genie Japan.

GRE International's REP businesses in Scandinavia operate under the Lumo Energia brand name.

As of December 31, 2021, GRE International's REPs, served 67,000 meters, a decrease from 88,000 meters as of December 31, 2020. The decrease was mostly due to the sale of Genie Japan in second quarter of 2021. As of December 31, 2021, GRE International served 40,000 RCEs, a decrease from 57,000 RCEs as of December 31, 2020. The decrease in RCEs primarily resulted from the sale of Genie Japan and the decision to slow down marketing in Sweden.

Nordic Electricity Market

Lumo Finland and Lumo Sweden (together, Lumo) serve the Nordic electricity market.

The Nordic electricity system utilizes a mixture of generation sources, including hydro, nuclear biomass and wind power. The Nordic region has a large share of electricity heated houses, resulting in a consumption profile that is higher than in the rest of the European Union (“EU”). Electricity consumption is highly dependent on weather factors, with lower electricity demand in the summer and increased consumption in the wintertime.

Lumo generally has no significant fixed assets and low levels of capital expenditure. Lumo's cost of revenue is incurred through the purchase of electricity in their wholesale markets. Selling, general and administrative expenses are primarily related to customers acquisitions, customer retention, billing and collections.

In Finland, green electricity is covered by GoO-certificates which REPs can acquire directly from producers or other relevant market participants that operate within the European Economic Area (EEA). Electricity that is not covered by GoOs is from mixed sources, mainly energy from fossil sources. Finnish REPs are required to disclose the mix of electricity sold in the preceding year. Sweden has its own nationally supported certificate scheme called “elcert” whereby accredited generation assets receive one “elcert” per MWh produced. Demand for these certificates is created by a legal obligation placed on REPs and obligated consumers to obtain certificates sufficient to cover a given share of the power that they sell or use, respectively.

Lumo Finland

Lumo Finland was founded in 2015 and began servicing customers in 2016. Lumo Finland operates in the Finnish electricity market. The Company acquired an 80.0% controlling interest of Lumo Finland in January 2019 and has since increased its ownership to 90.8%. Lumo Finland operates in all of Finland (excl. Ålands-islands) and sells electricity primarily to private consumers and small businesses. In addition to retail electricity, Lumo Finland also markets solar & EV-charging solutions. Lumo’s principal electricity products are Fixed, Variable and Premium rate plans.

Lumo Finland's revenue is seasonal. Approximately 65.7% of total revenues in 2021 were generated in the winter (27.6% in first quarter of 2021 and 38.1% in the fourth quarter of 2021) when the demand for heating is high. Approximately 63.3% of total revenues in 2020 were generated in the winter (27.5%  in the first quarter of 2020 and 35.8% in the fourth quarter of 2020).

In Finland, Electronic Data Interchange (“EDI”) is being replaced by a centralized DataHub in first quarter of 2022 through which information exchange between market participants is expected to be nearly real time. Lumo Finland expects that the implementation of DataHub may enable it to offer new products and services that provide customers options to take advantage of smart energy management.

Lumo Sweden

Lumo Sweden is a Swedish REP founded in October 2019 and commenced commercial operations in April 2020. Its customers are spread across Sweden, and are primarily residential with some being small businesses. Since the start of commercial operations, Lumo Sweden has focused on growing its customer base, improving brand recognition and increasing digital sales.

The Swedish electricity market is divided into four different price regions based on geographic location. The capital Stockholm region is the biggest market for Lumo Sweden. Historically, the price for supply in the northern price areas has been lower compared to the other price regions due to the presence of a number of hydroelectric power plans and lower overall demand. The price in the south, however, has been the higher due to a higher demand with lower local supply, mostly solar and wind. Traditionally market prices are higher in the winter season due to increased demand and lower amounts of wind. In recent years, price volatility has increased in the summer months due to significant increases on wind output and changes in climate (i.e. drought). In Sweden, EDI is also expected to be replaced by a centralized DataHub but timing of the rollout uncertain.

Marketing

Lumo acquires customers both in Finland and Sweden primarily through branded and affiliated websites as opposed to traditional customer acquisition methods. Lumo's marketing efforts focus on digital channels such as search engine marketing, social media, display and email marketing and are designed to drive traffic to Lumo's branded websites. Lumo's branded site offers customers variable rate and fixed rate products. Remarketing for customers who have already visited the website is done through display advertising on both social media and search engines.

Lumo’s variable rate in Finland is tied to the Finnish Area Price index while in Sweden the variable rate is tied to the Swedish Area Price Index. Both indexes are operated by NordPool AS. Currently, Lumo offers two types of variable rates: the first is based on monthly average prices and the other is based on the hourly price. A fixed margin per kWh is added on top of the variable rate.

Lumo competes and acquires customers using special initial discounts that are meant to introduce the consumer to Lumo. Lumo is mainly a consumer brand and thus is not dependent on one or a few customers.

The customers are also offered multiple billing and payment methods in order to make payments convenient. The customer can also access their consumption through an online portal where they can access their invoices, payments, contract and other documents, as well as change their product and add upgrades (VAS). The majority of Lumo customers have commitments from 0-6 months.

Acquisition and Management of Electric Supply

The Nordic electricity market consists of various marketplaces that are “time windows” for physical trading in electricity: the day-ahead market, the intra-day market and the balancing market. In the Nordic countries, the vast majority of trading is done on the day-ahead market (spot market), and the “system price” (which is the common Nordic price for all hours of the following 24-hour period) is crucial for price formation within other time windows including the intra-day and balancing markets and the financial market for long-term contracts.

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

For risk management purposes, Lumo typically makes forward purchases of power to protect against unfavorable fluctuations in market prices of electricity. The purchases are usually done 3 to 12 months ahead of delivery and are based on expected volumes.

Competition

There are dozens of registered REPs in Finland and Sweden, including those operated by energy producers, affiliates of local grid companies and independent contractors. In recent years, the REP industry has experienced consolidation resulting in larger REPs. Most of the traditional REPs are either wholly-owned by the local municipality or the local municipality has an ownership interest in the REP. These REPs are generally defensive businesses that do not attract customers outside their local geographical area.

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

Customer churn is a significant factor in the REP business. Lumo REPs monthly churn rates average approximately four percent per month. Customer churn tends to decrease when commodity prices fall, when weather-driven consumption decreases, when the price to REP customers decreases relative to competitors (including the incumbent utility provider), or when the REPs incentivize customer tenure. Customer churn tends to increase when commodity prices rise, when weather-driven consumption increases or spikes, or when the price to REP customers increases relative to the prices charged by competitors (including incumbent utility providers). Newly acquired customers typically have higher rates of churn than longer-tenured customers.

Lumo in Finland is starting to be recognized as a prominent consumer brand, while in Sweden Lumo is still an emerging brand.

Regulation

Each REP in Finland or Sweden must be registered with each countries' Energy Authority in order to be able to operate. Although REPs enjoy certain freedom with respect to their operations (i.e. marketing and pricing), they must comply with various regulations and laws, including Finnish or Swedish Energy authority rules and regulations governing electricity supply pricing, marketing, types of offerings and contracts, as well as general guidelines set forth in the Finnish or Swedish Electricity Market Law. In Sweden, energy retailers are prohibited from bundling their products with other services and are limited to energy-related products and services.

In the EU, there is a commitment to cut carbon dioxide (CO2) emissions by at least 40% by 2030 and EU member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (the ‘‘EU ETS’’). The EU ETS is a trading system across the EU for industrial emissions and is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs.

The adoption and implementation of any foreign laws or regulations imposing obligations on, or limiting GHG emissions from, our equipment and operations could adversely affect pricing or demand for our offerings. We may not be able to pass on resulting increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce demand for our offerings or impact the energy supply markets.

Employees

As of March 4, 2022, GRE International employed 26 employees located in Finland.

Genie Renewables

Genie Renewables is comprised of businesses that market and provide energy solutions. Genie Renewables currently consists of (i) Genie Solar, (ii) CityCom Solar, (iii) our controlling interest in Prism, and (iv) Diversegy.

Solar Industry Overview

Genie Solar, CityCom Solar and Prism are all engaged in different business areas within the solar industry.

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the price of solar power systems, and accordingly the cost of producing electricity from such systems, has dropped to levels that are competitive with or even below the wholesale price of electricity in many markets. Worldwide solar markets continue to develop, aided by the above factors as well as demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable.

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

Regulation

Federal government support for renewable energy

The U.S. federal government provides an uncapped investment tax credit, or “Federal ITC,” that originally allowed a taxpayer to claim a credit of 30% of qualified expenditures for a residential or commercial solar generation facility. The Tax Act did not make any changes to the existing laws surrounding tax credits for renewable energy. The Federal ITC is currently at 26% for a solar generation facility. A permanent 10% Federal ITC is available for non-residential solar generation facility construction that begins on or after January 1, 2022.

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

There are 41 states that have a regulatory policy known as net metering. Net metering typically allows our customers to interconnect their on-site solar generation facilities to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar generation facility in excess of electric load that is exported to the grid. Some states require utilities to provide net metering to their customers until the total generating capacity of net metered systems exceeds a set percentage of the utilities’ aggregate customer peak demand.

Many states also have adopted procurement requirements for renewable energy production. Thirty states, Washington, D.C., and two territories have active renewable or clean energy requirements, while an additional 3 states and 1 territory have set voluntary renewable energy goals. Renewable portfolio standard ("RPS") legislation has seen two opposing trends in recent years. On one hand, many states with RPS targets are expanding or renewing those goals. Since 2018, 15 states, 2 territories, and Washington, D.C., have passed legislation to increase or expand their renewable or clean energy targets. On the other hand, eleven states and one territory have allowed their RPS targets to expire.

Genie Solar Energy

Genie Solar is a project developer for commercial, industrial, and community-scale solar projects. Genie Solar markets directly to commercial and industrial clients who benefit by either achieving sustainability goals, lowering the cost of energy and accruing financial benefits from federal, state, and local incentives for investing in renewable energy. In the community solar space, Genie Solar sources landowners and works with utilities and local government to construct a project that will provide local energy to the local community. Genie Solar acquires the customers and manages the project which includes managing the interconnection and permitting process, procuring the materials, and overseeing the labor involved in installing the solar system. In addition, Genie Solar arranges for third-party financing or provides in-house financing when the customer requires it.

Genie Solar differentiates itself in the market by targeting small to medium-sized businesses which have less competition and cost of doing business. It is providing in-house financing to these projects to fill a gap in the marketplace, allowing more businesses and non-profits to go solar. Genie Solar offers a custom software solution that allows property operators to have detailed insight into electricity consumption and production which further reduces expenses.

Many of the current customers and future pipeline of projects are building multiple installations across their portfolio of projects. Genie Solar has increased its product offering by selling its first battery plus solar solution for a business in upstate New York to both reduce demand charges and provide backup power in the event of a power outage.

Currently, Genie Solar focuses its marketing efforts in the Northeastern and Mid-Atlantic regions of the United States, but has the ability to serve customers across the country and is actively building its pipeline of projects.

Genie Solar markets panels from Prism to both differentiate itself and drive value to its customers by having an increase in supply chain control, ethical manufacturing locations, and intimate insight into the manufacturing process. Genie Solar has also developed strategic relationships with other vendors to have a reliable supply chain and preferred pricing.

CityCom — Community Solar

CityCom operates primarily as a provider if service to the community solar industry. Community solar is a program that exists in various states that provides incentives to solar investors to build large solar fields for the purpose of complementing and replacing non-renewable sourced generation. In order for developers to qualify for the state-based incentives, they are required to sell the power generated to customers in the utility service territory in which the solar field is constructed. CityCom was created in order to help developers acquire customers and bill those customers for the service. CityCom employs a variety of sales channels to achieve its sales goals, mostly leveraging the sales channels that GRE has successfully executed for years. CityCom gets paid through a combination of upfront commissions and residual fees for its services.

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

Prism is a solar module manufacturing company that specializes in the manufacturing of bifacial solar modules. In the U.S., Prism’s solar panels are used in residential, commercial, and industrial applications. Residential applications include solar swings, skylights, canopies and sun decks. Prism's solar panels are used in the construction of parking canopies, electric vehicle car ports, parking structures, vertically mounted on buildings and many other custom applications.

Prism bifacial modules are engineered and designed in the U.S. utilizing manufacturing facilities in the U. S. and abroad. Prism uses high efficiency P-type PERC bifacial cells. This technology results in a reduction in the average cost per kilowatt hour. Elements of the technology that Prism uses are protected under patent application. The glass-on-glass design of the solar panels increases the durability and lifetime value of the solar panels. Unlike traditional solar modules, where photo-voltaic (“PV”) cells can only use the sunlight that strikes the front of the module, Prism’s bifacial modules generate energy on both sides, capturing a substantial amount of light scattered from clouds and surrounding surfaces. In traditional modules this additional light is not converted into electricity. Prism’s solutions are especially valuable when Prism's modules are mounted over highly reflective backgrounds, such as white roof, snow, sand, or other light-colored surfaces.

Diversegy

Diversegy is a commercial energy advisory firm helping clients to reduce costs, mitigate risk, and improve their bottom lines with customized energy solutions. Diversegy works with customers to lower their energy costs, through hedging strategies, and sourcing cheaper supply rates, while leveraging our broad-based knowledge and vast network within the industry.

Through our vast network of partners Diversegy also offers LED retrofits, on- and off-site generation with solar as well as a full suite of utility bill auditing services.

In 2021, Diversegy accounted for 0.5% and 23.8% of our consolidated revenue and Genie Renewables segment's revenue, respectively. Diversegy operates as an energy broker and advisor to industrial, commercial and municipal customers across deregulated energy markets in the U.S., while also offering ancillary energy services throughout deregulated as well as regulated states. Many of our customers are enrolled in multi-year fixed-rate contracts with our partner suppliers, while some we take a more managed approach with ongoing hedging and purchasing strategies. The supplier is fully responsible for risk management, billing and collections. Diversegy receives commissions from the supplier for the referral either as an upfront payment or as a residual over the life of the customers' contract.

Historically, Diversegy marketed its services through an in-house sales force, as well as a small network of independent third-party brokers and agents. Looking at 2022 and beyond, we plan on increasing our in-house sales team, with additional experienced sales reps, while also putting a large focus on recruiting independent sales agents and brokers who have existing books of business. We are leveraging custom marketing and social media campaigns, with a focus on our proprietary pricing software ("ELIAS") to engage new partners.

Other areas of focus will be on recruiting affinity groups, associations and specific market verticals for cross-sell opportunities. Diversegy is in a unique position to capture a large portion of the market, with our custom energy software, vast industry knowledge, and best-in-class agent and customer support.

Customers and Marketing

The services of Genie Renewables are made available to customers via multiple channels and under several offerings. The majority of our customer base consists of medium to large commercial customers who are looking to be more efficient with their energy consumption. Our sales channels and marketing activities include a direct sales force, commission-only referral agents, telemarketing, digital marketing and radio advertising.

Sources of Material and Manufacturing

We have designed our manufacturing processes to produce high quality products that meet our customers’ requirements at competitive costs.

At Genie Solar Energy and Prism, customers have the choice of buying their solar systems either by paying for the system themselves or by financing it with third parties. Genie Renewables is responsible for sales, manufacturing, project management of the installation, and collection of payment from the customers.

Competition

In the solar energy space, the market is competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share. Our solar power products and systems compete with many competitors in the solar power market, including, but not limited to Canadian Solar Inc., Hanwha QCELLS Corporation, JA Solar Holdings Co., LG Corporation, Jinko Solar, Panasonic Corporation, Sharp Corporation, SunRun, Inc., Tesla, Inc., Trina Solar Ltd., Vivint, Inc., LONGi Solar, REC Group, Hyundai Heavy Industries Co. Ltd., Yingli Green Energy Holding Co. Ltd. and First Solar, Inc.

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

At Diversegy, the energy brokerage market is highly competitive with a number of different competition types.

Employees

As of March 4, 2022, Genie Renewables employed 15 full time employees, all of whom are located in our New Jersey office.

Climate Change

As indicated by the Intergovernmental Panel on Climate Change, emissions of GHG, including carbon dioxide, are very likely changing the world’s climate. Climate change could affect customer demand for the Company's product offerings. It might also cause physical damage to the energy production ecosystem that the Company's REPs rely on to procure electricity and natural gas for their customers. Additionally, climate change could affect the availability of risk management products and services that the Company REPs rely on to manage its risk position.

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHGs. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. Genie cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the U.S. Environmental Protection Agency (EPA) released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act (CAA),” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating units (EGU). Subsequently, the EPA released its final Clean Power Plan (CPP) regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized state regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the Washington D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the affordable clean energy (ACE) rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the Washington D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material.

The cost to the Company to comply with any legislation, regulations or initiatives limiting GHG or emissions or otherwise seeking to limit the impact of climate change could be substantial. Moreover, regulations imposing obligations on, or limiting GHG emissions from, our equipment and operations could adversely affect pricing or demand for our offerings. We may not be able to pass on increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce demand for our offerings or impact the energy supply markets.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of March 4, 2022, we had 186 employees, 160 located in United States and 26 located in Finland.

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

For example, on April 16, 2021, the New York Public Service Commission (“PSC”) issued an order limiting the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings (the "2021 Orders"). Although the Company is working to ensure that its products and services are fully compatible with the 2021 Orders, such compliance may adversely impact customer acquisition and renewal revenue and profitability. The Company is evaluating its options, both by itself and in tandem with other industry participants, to challenge or petition for additional clarity and changes to the 2021 Orders. As of December 31, 2021, New York represented 22.4% of GRE’s total meters served and 18.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2021 and 2020, gross revenue from New York were $52.9 million and $56.7 million, respectively.

Any legislative or regulatory changes that negatively impacts the sale of fossil fuels or electricity derived therefrom would adversely affect the results of our operations and financial conditions.

Unusual weather conditions, which may become more commonplace, may have significant direct and indirect impacts on GRE's and GREI's business and results of operations.

Potential global climate change may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters.

For example, a confluence of issues in January and February 2014 associated with the winter season’s polar vortex resulted in extraordinarily large spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply. Repeats of the circumstances or similar circumstances could similarly harm margins and profitability in the future, and we could find it necessary to take similar or other actions that would have a negative impact on our financial condition and results of operations.

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

In January 2021, weather volatility and the lack of adequate gas reserves drove the prices on the JEPX to $2,390 per megawatt hour for an extended period of time. Although our supply commitment for our customers in Japan was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. The event adversely impacted our first quarter of 2021 consolidated result of operations by approximately $2.5 million.

In mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed and rolling blackouts being enforced, by order of ERCOT, real-time commodity prices during the crisis escalated astronomically. Although our supply commitment for our customers in Texas was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. The impact on our consolidated profitability for the year ended December 31, 2021 was approximately $10.6 million.

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

GRE's business is subject to physical, market and economic risks relating to potential effects of climate change, and policies at the national, regional and state levels to regulate GHG emissions and mitigate climate change could adversely impact our results of operations, financial condition and cash flows.

Fluctuations in weather and other environmental conditions, including temperature and precipitation levels, may affect consumer demand for electricity or natural gas. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt GRE's operations and supply chain, and cause it to incur significant costs in preparing for or responding to these effects. These or other changes in climate could lead to increased operating costs or capital expenses. GRE's customers may also experience the potential physical impacts of climate change and may incur significant costs in preparing for or responding to these efforts, including increasing the mix and resiliency of their energy solutions and supply.

Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect pricing and availability for electricity and natural gas. The contribution of climate change to the frequency or intensity of weather-related events could affect our operations and financial results and condition.

The physical risks associated with climate change may have an adverse impact on our business operations, financial condition and cash flows

Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive to the suppliers from which we purchased our electricity and natural gas supply. An extreme weather event within our REPs service areas can also cause disruption in service to customers due to downed wires and poles or damage to other equipment. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows. Climate change poses other financial risks as well. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes. Increased energy use due to weather changes may require us to purchase additional power and natural gas. Additionally, decreased energy use due to weather changes may affect our financial condition through decreased rates, revenues, margins or earnings.

Fixed Rate Products or Guaranteed Pricing Programs could result in losses or decreased profits if GRE fails to estimate future commodity prices and commodity consumption accurately.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumptions, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2021, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 47.4% and 6.2% of GRE’s electric and natural gas load, respectively. Fixed rate products are becoming a greater part of our offering, and such products may be mandated by regulators.

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

Volatility in the markets for certain commodities can have an adverse impact on our costs for the purchase of the electricity and natural gas that GRE sells to its customers as what occurred in Texas and Japan during January and February of 2021. Similar or increased unprecedented volatility events can have a material adverse impact on our financial condition because of our fixed or guaranteed price products, we cannot, and in our variable price products, due to customer or competitive factors, we may not always be able or choose to, pass along increases in costs to our customers. This would have an adverse impact on our margins and results of operations. Alternatively, volatility in pricing for GRE’s electricity and natural gas related to the cost of the underlying commodities can lead to increased customer churn. In times of high commodity costs, our variable pricing model and commodity purchasing approach can lead to competitive disadvantages as we must pass along all or some portion of our increased costs to our customers.

The Russian invasion of Ukraine is recent and the implications on the global economy and energy supplies are uncertain but may prove to negatively impact our operations

The short and long-term implications of Russia's invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally and could result in an even greater impact related to global supply and pricing of electricity and natural gas.

To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in this Item IA such as those relating to cyber security, supply chain, inflationary and other volatility in commodity, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian - Ukraine war on our business.

Our business, results of operation and financial conditions could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

We have responded to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our customers, employees and business partners. We have implemented work from home policies where appropriate.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges so as to minimize the impact on our ability to operate.

For the year ended December 31, 2021, the impacts of COVID-19 on our operations and financial results were mixed. Our consolidated revenues increased in 2021 compared to 2020. Our domestic meters served and RCE decreased at December 31, 2021 compared to December 31, 2020.

We benefited from the increased demand for electricity by residential customers due to more people working from their homes. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a slight reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expenses in 2021 and 2020. Churn for in 2021 and 2020 decreased as our competitors suspended their face to face marketing programs.

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

New markets, both domestic and international, are evaluated based on many factors, which include the regulatory environment, as well as GRE’s REP businesses' ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for GRE’s REP businesses, we expend substantial efforts to obtain necessary licenses and will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, and as discussed in the Risk Factor entitled "The Company's business is subject to the risks of international operations" there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs. A failure to identify, become licensed in, and enter new territories may have a material negative impact on our growth, financial condition and results of operations.

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

In connection with the 2013-2014 events described in the Risk Factor above entitled “Unusual weather conditions which may become more commonplace, may have significant direct and indirect impacts on GRE's and GREI's business and results of operations,” IDT Energy was also sued in separate putative class action suits in New York, New Jersey and Pennsylvania, partially related to the price increases during the winter of 2014. From time to time, IDT Energy is also subject to inquiries, investigation or action from public utility commissions or other governmental regulatory or law enforcement agencies related to compliance of its practices with statutory or regulatory schemes. These matters are more fully discussed in Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, including that IDT Energy entered into a settlement in connection with the three putative class actions, and with multiple regulators and governmental bodies terminating litigation with no admission of liability or finding of wrongdoing by IDT Energy.

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

Transition risks associated with climate change, including those related to regulatory mandates could negatively impact our financial results

Where federal or state legislation mandates the use of renewable fuel sources, such as wind and solar and such legislation does not also provide for adequate cost recovery, it could result in significant changes in our business, including material increases in REC and power purchase costs. Such mandatory renewable portfolio requirements may have an adverse effect on our financial condition and results of operations.

A number of regulatory and legislative bodies have introduced requirements and/or incentives to reduce peak demand and energy consumption. Such conservation programs could result in customer consumption reduction and adversely impact our financial results in different ways.

In the past, we have been adversely impacted by reduced electric usage due in part to energy conservation efforts such as the use of efficient lighting products such as CFLs, halogens and LEDs. We are unable to determine what impact, if any, conservation will have on our financial condition or results of operations.

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

Certain retail access “best practices” and programs proposed and/or required by state regulators have been implemented by utilities in most of the service territories in which we operate. One such practice is participation in purchase of receivables programs under which certain utilities purchase customer receivables for approximately 98.0% of their face value in exchange for a first priority lien in the customer receivables without recourse against a REP. This program is a key to our control of bad debt risk in our REP business.

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

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers

To be successful, we need to continue to have available, for our and our customers' use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the system we operated, including possible unauthorized access to our and our customers' proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers' information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers' information may be lost, disclosed, accessed or taken without the customers' consent or our product and service may be used without payment.

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

Uncertainty related to our exit in the U.K. market.

We face uncertainty related to our exit from the U.K. market. The Administrators of Orbit are currently engaged in a process to identify and settle creditors' claims. Unknown claims and liabilities could arise during the course of the process. Delays in the settlement of creditors' claims could increase the operations cost of the administration. The Administrators of Orbit are seeking to compel the Company to transfer to them cash that was transferred from Orbit to the Company prior to the declaration of insolvency for Orbit. The Company is challenging those efforts. It is unknown at this time how much of the funds are ultimately going to be required by the Administrators to satisfy liabilities and the costs of administration.

Risks Related to Genie Renewables

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

We reported in our Annual Report on Form 10-K as of December 31, 2020, a material weakness in internal control specifically related to management's review of the income tax provision. During 2021, we implemented certain remediation measures related to the material weakness, however, we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 (see Item 9A Control and Procedures in this Annual Report on Form 10-K).

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

Eight trusts for the benefit of children of Howard S. Jonas, (the "Trusts"), our Chairman of the Board, collectively have voting power over 5,123,374 shares of our common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 3,549,048 shares of our Class B common stock representing approximately 68.0% of the combined voting power of our outstanding capital stock, as of March 11, 20222022. In addition, as of March 11, 2022, Howard S. Jonas holds 3,547,561 shares of our Class B common stock. Each of the Trusts has a different, independent trustee.

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

Lumo's Helsinki, Finland offices are located at Teollisuuskatu 21 00510, Helsinki, Finland where we lease approximately 3,143 square feet of space.

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

On March 11, 2022, there were 270 holders of record of our Class B common stock and 8 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts or the benefit of children of Howard Jonas, our Chairman of the Board. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 11, 2022, the last sales price reported on the New York Stock Exchange for the Class B common stock was $6.66 per share.

PREFERRED STOCK

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”. Trading began on the NYSE on October 24, 2012.

On March 11, 2022, there were 4 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 11, 2022, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $8.90 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 13 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2021.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2021	—		$—	—	5,308,366
November 1 - 30, 2021	22,485	(2)	$4.99	—	5,308,366
December 1 – 31, 2021	—		$—	—	5,308,366
Total	22,485		$4.99

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Pertains to 22,485 Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Midwestern and Eastern United States and Texas.

GRE International holds the Company's interest in REPs that serve retail customers in Scandinavia. It holds 90.8% controlling interest in Lumo Energia Ojy ("Lumo Finland"), a REP serving residential customers in Finland and 97.7% of Lumo Energi AB ("Lumo Sweden"), which serves retail customers in Sweden. GREI previously held 98.8% in Genie Japan that was sold in May 2021. GRE International also holds a 100% ownership of Orbit Energy, a REP operating in the U.K., which was discontinued in November 2021 as discussed below.

Genie Renewables holds Genie Solar Energy, a rooftop solar system sales and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, Diversegy LLC ("Diversegy"), an energy broker for commercial, and a 60.0% controlling interest in Prism Solar, a solar solutions company that is engaged in U.S. manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued Operations

In September 2021, we initiated the process of spinning off the operations of GRE International into a separate publicly-traded company. After the initiation of the spin-off process, the natural gas and energy market in the United Kingdom deteriorated which prompted us to suspend the spin-off and start the process of orderly withdrawal from the United Kingdom market. In October 2021, as part of the orderly exit process from the United Kingdom market, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. A portion of the net cash proceeds was transferred to us (see Notes 16, Legal and Regulatory Proceedings, to our financial statements included elsewhere in this Annual Report on Form 10-K).

Following the termination of the contract with Shell, we filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent based on the Insolvency Act of 1986, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered that Orbit's current customers be transferred to a “supplier of last resort” and transferred the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables remain with Orbit, the management and control of which was transferred to Administrators.

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2020, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated revenues for the year ended December 31, 2021 increased by $6.8 million or 1.9% compared to 2020.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail energy providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a decrease in U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the year ended December 31, 2021 and 2020 compared to the period before the pandemic. Churn the year ended December 31, 2021 and 2020, in part, due to our competitors suspending face to face marketing programs.

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

Beginning in 2021, public health restrictions have begun to ease in some of our markets which allow us to resume face-to-face sales and marketing. Looking ahead, we expect to see a modest rebound in meter acquisition, however, any reversal of the easing of restrictions would impact that expected rebound.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 85.7% and 85.3% of our consolidated revenues in the years ended December 31, 2021 and 2020, respectively

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2023. Those REPs ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.9% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2021 and 2020, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.3% and 31.8% of GRE’s electricity revenues for 2021 and 2020, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

In addition to the direct physical impact that climate change may have on our business, financial condition and results of operations because of the effect on pricing, demand for our offerings and/or the energy supple markets, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing greenhouse gas emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services.

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

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2021	2020
Customer A	10%	10%

There was no single utility company or customer that accounted for 10% or greater of our consolidated trade accounts receivable at December 31, 2021 and 2020.

Purchase of Receivable

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the year ended December 31, 2021, the associated cost was approximately 1.0% of GRE's revenue. At December 31, 2021, 80.8% of GRE’s net accounts receivables were under a POR program.

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits.

On February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Although Residents Energy and GRE denies any wrongdoing in connection with the complains, the parties settled the matter for a minimal amount which was included in selling, general and administrative expenses in the first quarter of 2021.

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

State of Connecticut Public Utilities Regulatory Authority

Town Square Energy

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel subsequently joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing. In the first quarter of 2021, Town Square accrued $0.4 million.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also, and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of December 31, 2021, Town Square’s Connecticut customer base represented 4.8% of GRE’s total meters served and 5.6% of the total RCEs of GRE’s customer base. For the year ended December 31, 2021, Town Square’s gross revenues from sales in Connecticut were $29.0 million.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2021, Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions. In the first quarter of 2021, Residents Energy accrued $0.3 million.

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

Revenue Recognition

Revenues from the Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE and Genie Japan (during the period prior to its sale in May 2021) record unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

Many utility companies in the U.S. offer purchase of receivable, or POR, programs in most of the service territories in which we operate, and GRE’s REPs participate in POR programs for a majority of their receivables. We estimate variable consideration related to our rebate programs using the expected value method and a portfolio approach. Our estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on our sales and collected from customers are excluded from the transaction price.

We recognize the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. We determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, we apply a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost GRE International entities are capitalized and amortized over a range of eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract were $1.0 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 customer acquisition costs of $0.5 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. At December 31, 2020 customer acquisition costs of $0.6 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. We recognized $0.8 million of amortization of capitalized customer acquisition cost for each of the years ended December 31, 2021 and 2020. We continuously monitor our customer relationship periods to ensure compliance with the application of the standard.

Revenues from Solar Panels

Our revenues from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $6.4 million at December 31, 2021 and $4.8 million at December 31, 2020. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balances were $11.8 million and $11.9 million at December 31, 2021 and 2020, respectively. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

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

We perform our annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determines that an impairment is more likely than not, we then required to perform the quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the quantitative impairment test. In 2021 and 2020, we elected to perform a qualitative analysis for our GRE and GRE International reporting units as of October 1. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. In 2020, we performed quantitative impairment analysis for Prism reporting unit. As a result of this test, we concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, we recognized a goodwill impairment charge of $0.4 million.

The determination of the fair value of our reporting units is based on an income approach that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new customers, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. The estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.

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

The valuation allowance on our deferred income tax assets was $10.8 million and $15.7 million at December 31, 2021 and 2020, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we meet the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on the assets that we will utilize.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding new accounting pronouncements are included in Note 1 — Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenues:
Electricity	$273,019	$270,888	$2,131	0.8%
Natural gas	38,812	33,562	5,250	15.6
Total revenues	311,831	304,450	7,381	2.4
Cost of revenues	220,951	216,137	4,814	2.2
Gross profit	90,880	88,313	2,567	2.9
Selling, general and administrative	56,185	51,805	4,380	8.5
Income from operations	$34,695	$36,508	$(1,813)	(5.0)

Revenues. GRE’s electricity revenues increased modestly in 2021 compared to 2020. The increase in electricity revenues in 2021 compared to 2020 was the result of an increase in the average price charged to customers partially offset by a decrease in electricity consumption. The average rate per kilowatt hour sold increased by 4.7% in 2021 compared to 2020. Electricity consumption by GRE's REPs' customers decreased 3.8% in 2021 compared to 2020. The decrease in electricity consumption reflected a decrease in the average number of meters served, which decreased by 7.7% in 2021 compared to 2020 partially offset by a 4.3% increase in average electricity consumption per meter. The increase in per meter consumption reflects a sustained focus on the acquisition of higher consumption meters, warmer weather during the summer of 2021 compared to the same period in 2020 and increased residential electricity consumption resulting from COVID-19 "stay-at-home" orders in the first half of 2021.

GRE’s natural gas revenues increased in 2021 compared to 2020. The increase in natural gas revenues in 2021 compared to 2020 was a result of increases in natural gas consumption, average meters served, average rate per therm sold and average consumption per meter. Natural gas consumption by GRE's REPs' customers increased by 4.8% in 2021 compared to 2020. Average meters served increased by 3.4% in 2021 compared to 2020 and average consumption per meter increased by 1.3%. The average rate per therm sold increased 10.3% in 2021 compared to 2020.

Other revenue in 2020 included commission from selling third-party products to customers.

The customer base for GRE's REPs as measured by meters serviced consistent of the following:

(in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Meters at end of quarter:
Electricity customers	210	289	292	308	305
Natural gas customers	75	72	69	65	65
Total meters	285	361	361	373	370

Gross meter acquisitions in 2021 were 177,000 compared to 212,000 in 2020.  The number of meters served on December 31, 2021 decreased by 76,000 meters or 20.5% from December 31, 2020. In 2021, the average monthly churn increased to 5.7% compared to 4.4% in 2020. The decreases in the gross meter acquisitions and a number of meters served and increase in average monthly churn at December 31, 2021 compared to December 31, 2020 was due to termination of a significant aggregation deal in 2021 as well as a “strategic pause” on customer acquisition to protect margins due to unfavorable market conditions in the fourth quarter 2021. GRE REPs also returned some customers to their underlying utility in certain markets to minimize the impact of expected higher prices on our margins.

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

(in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
RCEs at end of quarter:
Electricity customers	189	276	272	291	284
Natural gas customers	71	60	58	56	53
Total RCEs	260	336	330	347	337

RCEs decreased 22.8% at December 31, 2021 compared to December 31, 2020 primarily due to the "strategic pause" on customer acquisition and transfer of some customers to their underlying customers as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Cost of revenues:
Electricity	$198,483	$197,038	$1,445	0.7%
Natural gas	22,468	19,099	3,369	17.6
Total cost of revenues	$220,951	$216,137	$4,814	2.2%

	Year ended December 31,
	2021	2020	Change
Gross margin percentage:
Electricity	27.3%	27.3%	0.0%
Natural gas	42.1%	43.1%	-1.0%
Total gross margin percentage	29.1%	29.0%	0.1%

Cost of revenues for electricity increased modestly in 2021 compared to 2020 primarily because of increases in electricity consumption partially offset by a decrease in the average unit cost of electricity. The average unit cost of electricity increased by 4.7% in 2021 compared to 2020. Electricity consumption by GRE's REPs' customers decreased by 3.8% in 2021 compared to 2020. Gross margin on electricity was flat in 2021 compared to 2020.

Cost of revenues for natural gas increased in 2021 compared to 2020 primarily because of increases in total natural gas consumption and average unit cost of natural gas. Natural gas consumption by GRE’s REPs’ customers increased by 4.8% in 2021 compared to 2020. The average unit cost of natural gas increased 12.2% in 2021 compared to 2020. Gross margin on natural gas sales decreased in 2021 compared to 2020 because the increase in the average rate charged to customers increased less than the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in 2021 compared to 2020 was primarily due to increases in marketing and customer acquisition costs and employee-related costs partially offset by a decrease in the provision for doubtful accounts and costs related to POR programs. Marketing and customer acquisition expenses increased by $4.1 million in 2021 compared to 2020 due to the expansion of marketing activities to offset the effect of COVID-19 related public health restrictions to traditional customer acquisition methods. Employee-related expenses slightly increased by $0.4 million in 2021 compared to 2020 primarily due to an increase in the number of employees. Provision for doubtful accounts and costs related to POR programs decreased by $1.4 million in 2021 compared to 2020 as a result of an increase in receivables in markets that offers POR programs. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased to 18.0% in 2021 from 17.0% in 2020.

GRE International

GRE International holds our stakes in REPs outside of North America. These businesses currently include our controlling stakes in Lumo Finland and Lumo Sweden and Genie Japan (prior to its sale in May 2021). Lumo Sweden began operations in the second quarter of 2020. GRE International also holds our stake in Orbit, which discontinued operations at the end of November 2021.

In January 2021, weather volatility and the lack of adequate gas reserves drove the prices on the Japan Electric Power Exchange to $2,390 per megawatt hour for an extended period of time. Although our supply commitment for our customers in Japan was hedged reasonably for expected winter weather conditions, the extreme price spike exposed us to further unexpected cost increases. The impact on our 2021 consolidated result of operations was approximately $2.5 million.

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

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenues:
Electricity	$43,301	$26,628	$16,673	62.6%
Others	1,085	638	447	70.1
Total revenues	44,386	27,266	17,120	62.8
Cost of revenue	33,188	22,738	10,450	46.0
Gross profit	11,198	4,528	6,670	147.3
Selling, general and administrative expenses	6,410	9,625	(3,215)	(33.4)
Income (loss) from operations	$4,788	$(5,097)	$9,885	193.9%

Meters served by GRE International's REPs decreased to 67,000 at December 31, 2021 from 88,000 at December 31, 2020 primarily as a result of the sale of Genie Japan. The Company also started the commercial operations of Lumo Sweden and Genie Japan in the second quarter of 2020 and the second quarter of 2019, respectively.

RCEs of GRE International's REPs at December 31, 2021 decreased to 40,000 from 57,000 at December 31, 2020 primarily from the sale of Genie Japan.

Revenue. GRE International's revenues increased in 2021 compared to 2020 primarily due to increases in the electricity consumption and the average price charged to customers partially offset by a decrease due to the sale of Genie Japan. Revenues from Lumo Sweden increased by $3.0 million in 2021 compared to 2020 primarily due to a full year of operations in 2021. The electricity consumption of Lumo Finland's customers increased by 30.9% in 2021 compared to 2020 and the average price charged to customers increased by 57.8% in 2021 compared to 2020.

Cost of Revenues. GRE International's cost of revenues increased in 2021 compared to 2020 primarily due to increases in the electricity consumption and the average cost of electricity partially offset by a decrease due to the sale of Genie Japan. The increase in the cost of revenues is less than the increase in revenues in 2021 compared to 2020 primarily due to an increase in gain recognized from energy derivative contracts in both Lumo Finland and Lumo Sweden.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in 2021 compared to 2020 was primarily due to the sale of Genie Japan in May 2021 partially offset by an increase in selling, general and administrative expenses of Lumo Sweden primarily due to the full year of operations in 2021.

Genie Renewables

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a 60.0% controlling interest.

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Revenue	$7,508	$25,214	$(17,706)	(70.2)%
Cost of revenue	4,725	23,002	(18,277)	(79.5)
Gross profit	2,783	2,212	571	25.8
Selling, general and administrative expenses	2,531	3,387	(856)	(25.3)
Impairment of assets	—	1,397	(1,397)	(100.0)
Income (Loss) from operations	$252	$(2,572)	$2,824	109.8%

Revenue. Genie Renewables' revenues decreased in 2021 compared to 2020 as a result of the discontinuance of a relationship with a customer of Prism in the second quarter of 2020. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses. Revenues from CityCom Solar include commissions from selling third-party products to customers.

Cost of Revenue. Cost of revenues decreased in 2021compared to 2020 consistent with the decreases in revenues for the periods. Cost of revenues includes commissions incurred by our energy brokerage and marketing services businesses. Cost of revenue related to Diversegy included commissions incurred by our energy brokerage and marketing services businesses. Gross margin increased significantly due to our focus on higher-margin products and services within Genie Renewables.

Selling, General and Administrative. Selling, general and administrative expenses decreased in 2021 compared to 2020 primarily because of the streamlining of operations of Prism and the sale of the Prism facility in October 2020.

Impairment of Assets. Impairment of assets in 2020 pertains to the impairments of property, plant and equipment and customer relationship of Prism as a result of the disposal of Prism's property in New York and renegotiation of the contract with a key customer.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
General and administrative expense and loss from operations	$6,644	$6,967	$(323)	(4.6)

The decrease in Corporate general and administrative expense in 2021 compared to 2020 was primarily due to expenses incurred related to the final testing of exploratory well in Golan Heights in 2020 and subsequent suspension of operations in Israel. As a percentage of our consolidated revenues, corporate general and administrative expense decreased from 2.0% in 2020 to 1.8% in 2021.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $2.9 million and $1.1 million in 2021 and 2020, respectively. At December 31, 2021, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.9 million. The unrecognized compensation cost expected to be recognized over the average service period of 2.2 years.

As a percentage of our consolidated revenues, selling, general and administrative expense decreased from 20.1% in 2020 to 19.7% in 2021.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Income from operations	$33,091	$21,872	$11,219	51.3%
Interest income	34	190	(156)	(82.1)
Interest expense	(427)	(328)	99	30.2
Unrealized loss on marketable equity securities and investments	(4,970)	348	(5,318)	nm
Gain on sale of subsidiary	4,226	—	4,226	nm
Other income, net	707	351	356	101.4
Provision for from income taxes	(8,789)	(7,631)	1,158	15.2
Net income from continuing operations	23,872	14,802	11,584	78.3
Income from discontinued operations, net of tax	3,970	752	3,218	nm
Net income	27,842	15,554	14,802	95.2
Net loss (income) attributable to noncontrolling interests	1,372	(2,399)	3,771	(157.2)
Net income attributable to Genie Energy Ltd.	$29,214	$13,155	$18,573	141.2%

nm — not meaningful

Unrealized loss on marketable equity securities and investments. The unrealized loss on marketable equity securities and investments in 2021 pertains primarily to the fluctuation of the market price of the Company's investments in common stock and warrants to purchase common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Gain on sale of subsidiary. The gain on sale of subsidiary in 2021 pertains to the gain recognized related to the sale of Genie Japan in May 2021.

Other Income, net. Other expense, net in 2021 and 2020 consisted primarily foreign currency transaction gains and losses and equity in net income of equity method investee.

Provision for Income Taxes. The increase in provision for income tax in 2021 compared to 2020 is primarily due to increases in the amount of taxable income in the various taxing jurisdictions.

Net Loss (Income) Attributable to Noncontrolling Interests. Loss attributable to noncontrolling interest in 2021 was mainly due to share of noncontrolling interest loss of Citizens Choice ("CCE"), partially offset by share of noncontrolling interest in the income of Lumo Finland and Sweden. Income attributable to noncontrolling interest in 2020 mainly consisted of noncontrolling interest share in income resulting from write-off of intercompany payable of entities within the Company. The income was offset by the share of noncontrolling interest in the losses mainly from Prism, Lumo Finland and Citizens Choice Energy.

Income from discontinued operations, net of tax. As discussed above, Orbit Energy and Shell agreed to terminate the exclusive supply contract in October 2021 which required us to unwind all physical forward hedges with Shell and resulted in a recognition of significant gain due to high prices of the commodity at the date of termination. The gain from the termination of the contract was partially offset by the losses incurred in 2021 and the estimated cost of administration of Orbit Energy following the insolvency.

Income from discontinued operations, net of tax in 2020 is mainly due to gain on consolidation of Orbit Energy in October 2020 which pertains to the estimated fair value of the noncontrolling interest in Orbit Energy immediately prior to acquisition. The gain was partially offset by losses incurred from operations of Orbit Energy.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $95.5 million balance of unrestricted cash and cash equivalents that we held at December 31, 2021 will be sufficient to meet our currently anticipated cash requirements for at least the period from January 1, 2022 to March 16, 2023.

At December 31, 2021, we had working capital (current assets less current liabilities) of $84.1 million.

	Year ended December 31,
(amounts in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$21,315	$25,028
Investing activities	2,687	(2,483)
Financing activities	(5,675)	(15,194)
Effect of exchange rate changes on cash and cash equivalents	(30)	(268)
Increase in cash and cash equivalents from continuing operations	18,297	7,083
Cash flows provided by (used in) discontinued operations	45,679	(2,453)
Increase in cash and cash equivalents	$63,976	$4,630

Operating Activities

Cash provided by continuing operating activities was $21.3 million and $25.0 million in the years ended December 31, 2021 and 2020, respectively. Net income from continuing operations after non-cash adjustments increased cash flows by $31.0 million for 2021 compared to $30.0 million in 2020. The increase is primarily the result of favorable results of continuing operations in 2021 compared to the same period in 2020.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $5.5 million for 2021, compared to 2020. Changes in other assets increased cash flows by $0.8 million for 2021, compared to 2020.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2021, we were in compliance with such covenants. At December 31, 2021, restricted cash—short-term of $0.5 million and trade accounts receivable of $47.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.7 million at December 31, 2021.

We had purchase commitments of $131.3 million at December 31, 2021, of which $85.3 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

In December 2020, we invested $5.0 million in Class B common stock of Rafael Holdings, Inc. ("Rafael"), a publicly-traded company, that is a related party. In connection with the purchase, Rafael issued to us warrants to purchase an additional 43,649 of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. We exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. We do not exercise significant influence over the operating or financial policies of Rafael.

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

In October 2020, Prism completed the sale of all assets held for sale with an aggregate proceed $2.7 million of and recorded a net loss from disposal of $0.3 million included in the selling, general and administrative expenses in the consolidated statements of operations. In October 2020, Prism settled the 4.75% notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.9 million.

Our capital expenditures were $0.1 million and $0.2 million in 2021 and 2020, respectively. We currently anticipate that our total capital expenditures in the year ending December 31, 2022 will be between $0.5 million and $1.0 million.

In connection with the acquisition of Lumo Finland in January 2019, the Company has a conditional continuing call option to purchase a portion or the entire noncontrolling interest from the sellers during the period beginning at the third anniversary of the Lumo Finland Closing Date and ending three years later.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in our consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account which will hold, preserve, and dispense funds to the extent needed in connection with the administration process.

On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. Administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. The Company believes that the funds held in its attorney’s trust are secure and more than sufficient to pay any remaining creditors of Orbit (with a significant surplus remaining), and that the petition filed by the U.K. Administrators is wasteful and inefficient. The Company is currently evaluating its response to the petition. The Company does not expect any significant loss from this petition, however, the $28.3 million that was placed in the trust may be restricted until the matter is resolved.

Financing Activities

In each of the years ended December 31, 2021 and 2020, we paid aggregate cash Base Dividends of $0.6376 per share on our Series 2012-A Preferred Stock. The aggregate preferred stock Base Dividends paid in each of 2021 and 2020 were $1.5 million. On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to an aggregate of $0.2 million, in respect of the GRE results of operations through December 31, 2021. See the description of our Series 2021-A Preferred Stock below.

On February 18, 2022, we paid a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2021 to stockholders of record as of the close of business on February 6, 2022.

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock.

On February 9, 2022, the Board of Directors reversed its earlier suspension of quarterly dividends and declared a quarterly dividend of $0.075 per share on our Class a common stock and Class B Common Stock. The dividend will be paid on or about March 1, 2022 to stockholders of record as of the close of business on February 22, 2022.

In 2020, we paid aggregate dividends per share of $0.33 to stockholders of our Class A common stock and Class B common stock. The aggregate dividends paid in 2020 was $8.7 million.

In 2020, we received minimal proceeds from the exercise of stock options for which we issued 4,133 shares of our Class B common stock. There were no stock options exercised in 2021.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2021, we acquired 230,000 Class B common stock under the stock repurchase program for an aggregate amount of 1.4 million. In 2020, we acquired 233,602 Class B common stock under the repurchase program for an aggregate amount of $1.7 million. At December 31, 2021, 5.9 million shares remained available for repurchase under the stock repurchase program.

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million worth of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There were no redemptions under this program in 2021 or 2020.

On February 9, 2022, the Board of Directors of the Company authorized a program to repurchase up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2022. The Company continues to have an aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of December 31, 2021, there is no issued letter of credit from the Credit Line. At December 31, 2021, the cash collateral of $5.6 million was included in restricted cash—short-term in the consolidated balance sheet.

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

On December 11, 2019, Prism refinance the 5.95% notes payable to Catskill Hudson Bank that were due in November 2019. The outstanding balance of notes payable of $0.9 million December 11, 2019 was payable in monthly equal installments for period of ten years. The outstanding principal amount incurred fixed interest at 4.75% per annum. The notes payable were secured by Prism's commercial property in Highland, New York. In March 2020, the outstanding balance of the notes payable was transferred to liabilities held for sale. On October 16, 2020, Prism settled the notes payable to Catskill Bank previously classified as liabilities held for sale with full payment of the principal amount of $0.8 million

In 2021, we paid $1.4 million to repurchase 230,000 shares of our Class B common stock, and, in 2020, we paid $1.7 million to repurchase 266,602 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Series 2012-A Preferred Stock

At December 31, 2021, there were 2.3 million shares of our Series 2012-A Preferred Stock issued and outstanding with an aggregate liquidation preference of $19.7 million. Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

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

Cash flows from discontinued operations

Cash provided by discontinued operations was $45.7 million in 2021 compared to net cash used in discontinued operations of $2.5 million in 2020. Net income from discontinued operations after non-cash adjustments increased cash flows by $40.5 million for 2021 compared to a decrease of $1.5 million in 2020. The increase is primarily from gain from the unwinding of the contract of Orbit Energy with Shell as discussed above. Changes in assets and liabilities of discontinued operations increased cash flows by $5.2 million in 2021, compared to a decrease of $0.4 million in 2020.

Cash flows used in investing activities of discontinued operations were $0.5 million in 2020. There was no cash used in investing activities in discontinued operations in 2021.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at December 31, 2021:

Payments Due by Period

(amounts in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Purchase obligations	$103,554	$57,583	$45,971	$—	$—
Renewable energy credits purchase obligations	40,477	24,662	14,809	1,006	—
Operating leases	2,235	334	597	472	832
Other liabilities (1)(2)(3)	30	30	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$146,296	$82,609	$61,377	$1,478	$832

(1)	The above table does not include amounts related to call option and a put option related to the noncontrolling interest in connection with the acquisition of Lumo Finland due to the uncertainty of the amount and/or timing of any such payments.
(2)	The above table does not include the financing made available to New Atid of up to $0.4 million due to the uncertainty of the amount and/or timing of any financing to be provided.
(3)	The above table does not include an aggregate of $13.5 million in performance bonds at December 31, 2021 due to the uncertainty of the amount and/or timing of any payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2021, the Company had outstanding aggregate performance bonds of $13.7 million and $2.3 million of unused letters of credit.

ENVIRONMENTAL MATTERS

For information concerning climate change, see "Climate change" in Item I.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2021 had remained the same as in 2020, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have decreased by $3.3 million in 2021 and our gross profit from natural gas sales would have decreased by $1.2 million in 2021.

Hypothetically, for our GRE International segment, if our gross profit per unit in 2021 had remained the same as in 2020, our gross profit from electricity sales would have decreased by $6.0 million in 2021.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these swaps or options, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. See Note 4 – Derivative Instruments, for details of the hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2021. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weakness described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2021. Based on our evaluation, our principal executive officer and principal financial officer concluded that the review of our income tax provision was not designed and maintained at an appropriate level of precision to prevent or detect a material misstatement on a timely basis. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness in internal control related to the review of our income tax provision. The review of tax provision was not designed and maintained at an appropriate level of precision to prevent or detect a material misstatement on a timely basis. This material weakness continues to exist as of December 31, 2021.

During 2021, management implemented the following remediation plan that included: (i) engaged a third-party tax consultant with specific expertise in international taxation and business acquisitions, and; (ii)  perform a formal detailed review of tax implications for all business acquisitions as part of the management review and diligence process.

During the fourth quarter of 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be ineffective. As a result, we have concluded the material weakness has not been remediated as of December 31, 2021.

Notwithstanding the material weakness discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Action Plan and Progress to Date

In response to the material weakness identified above, we have taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. Management has formed multiple aspects of an overall remediation plan, which will be implemented in 2022.

The preliminary plan includes:

  Enhancing internal tax personnel;
  Enhancing the scope of service performed by the third-party tax consultant with specific expertise in international taxation and business acquisitions; and
  Performing a formal more rigid detailed review of tax implications as part of the management review.
Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

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

Joyce Mason — Corporate Secretary of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

Ex-Officio Director

James A. Courter

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules. All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(4)	Third Amended and Restated Employment Agreement, effective as of January 1, 2021, between the Registrant and Avi Goldin.

10.02(5)	2021 Stock Option and Incentive Plan of Genie Energy Ltd.

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Zwick CPA, PLLC (Formerly known as Zwick & Banyai, PLLC)

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)	Incorporated by reference to Form 8-K filed March 19, 2021.

(4)	Incorporated by reference to Form 8-K, filed November 6, 2020.

(5)	Incorporated by reference to the Schedule 14A, filed April 28, 2021.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board	March 16, 2022
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 16, 2022
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 16, 2022
Avi Goldin	Principal Accounting Officer)

/s/ Joyce Mason	Director	March 16, 2022
Joyce Mason

/s/ W. Wesley Perry	Director	March 16, 2022
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 16, 2022
Alan B. Rosenthal

/s/ Allan Sass	Director	March 16, 2022
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit and the report of the other auditors, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We did not examine the effectiveness of internal control over financial reporting of Genie Retail Energy International, LLC and subsidiaries, a wholly-owned subsidiary, which statements reflect total assets of $34.7 million at December 31, 2021 and total revenues of $44.4 million for the year then ended.  Genie Retail Energy International, LLC and subsidiaries' internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Genie Retail Energy International, LLC and subsidiaries' internal control over financial reporting, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes and our report dated March 16, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 16, 2022 on those financial statements.

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

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Genie Retail Energy International, LLC

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Retail Energy International LLC’s (“GREI”), a subsidiary of Genie Energy Ltd., internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, based on our audit GREI maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of GREI as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes and our report dated March 16, 2022, expressed an unqualified opinion thereon. We did not issue a report on internal control over financial reporting for the year ended December 31, 2020.

Basis of Opinion

GREI’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures”. Our responsibility is to express an opinion on GREI’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to GREI in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 16, 2022 on those financial statements.

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

/s/ Zwick CPA, PLLC

(Formerly known as Zwick and Banyai, PLLC)

Southfield, Michigan

March 16, 2022

GENIE ENERGY LTD.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm — BDO USA, LLP; New York, New York; PCAOB Identification Number 243	F-2

Report of Independent Registered Public Accounting Firm — Zwick CPA, PLLC, (Formerly known as Zwick & Banyai, PLLC); Southfield, Michigan; PCAOB Identification Number 549	F-4

Consolidated Balance Sheets	F-6

Consolidated Statements of Operations	F-7

Consolidated Statements of Comprehensive Income (Loss)	F-8

Consolidated Statements of Equity	F-9

Consolidated Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, discussed below, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022 expressed an adverse opinion thereon.

We did not audit the financial statements of Genie Retail Energy International, LLC and subsidiaries, a wholly-owned subsidiary, as of and for the year ended December 31, 2021, which statements reflect total assets of $34.7 million at December 31, 2021 and total revenues of $44.4 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Genie Retail Energy International, LLC and subsidiaries, is based solely on the report of the other auditors.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Unbilled Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from units of electricity and natural gas delivered, but not invoiced (“unbilled revenue”) based on estimated amounts customers will be billed for services rendered from the time meters were last read to the end of the reporting period.

We identified unbilled revenue as a critical audit matter. Our principal considerations included management’s significant estimates and inputs, including available per day usage data, the number of unbilled days in the period adjusted for seasonality-based cooling and heating degree-days and historical trends. Because changes in those estimates could have a material effect on the amount of unbilled revenue, auditing these significant estimates and inputs involved a high degree of auditor judgment and effort in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of certain controls related to management’s process to estimate and record unbilled revenue.
  Assessing management’s inputs in the estimate such as per day, year over year usage data, the number of unbilled days in the period and seasonality adjustments for reasonableness by comparing to historical and third-party information.
  Evaluating the reasonableness of the unbilled revenue during the year by comparing the estimated unbilled revenue from sale of units of electricity and natural gas to revenue billed in the subsequent period. In cases where estimated revenue by product was significantly higher or lower than expected, we obtained further explanations and corroborating supporting documentation to evaluate the impact to the unbilled revenue.

/s/ BDO USA LLP

We have served as the Company’s auditor since 2019.

BDO USA, LLP

Woodbridge, New Jersey
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Retail Energy International, LLC

Newark, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Retail Energy International, LLC (“GREI”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits the consolidated financial statements present fairly, in all material respects, the financial position of GREI at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Discontinued Operations and Divestiture - United Kingdom Operation

As noted in Footnote 2, GREI’s subsidiary ceased operations on December 1, 2021 and transferred its management to Administrators, but left the subsidiary with all of its assets and liabilities including cash and receivables.

Basis of Opinion

These consolidated financial statements are the responsibility of GREI’s management. Our responsibility is to express an opinion on GREI’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to GREI in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

"Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved an especially challenging, subjective, or complex judgments.  We concluded there are no critical audit matters."

/s/ Zwick CPA, PLLC

(Formerly known as Zwick and Banyai, PLLC)

We have served as the Company’s auditor since 2021.

Southfield, Michigan
March 16, 2022

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
(in thousands, except per share amounts)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,492	$31,902
Restricted cash—short-term	6,657	6,271
Marketable equity securities	1,336	5,089
Trade accounts receivable, net of allowance for doubtful accounts of $6,365 and $4,819 at December 31, 2021 and 2020, respectively	52,357	48,370
Inventory	17,720	16,930
Prepaid expenses	4,994	4,453
Other current assets	21,789	3,166
Other current assets of discontinued operations	—	17,639
TOTAL CURRENT ASSETS	200,345	133,820
Property and equipment, net	297	247
Goodwill	11,755	11,879
Other intangibles, net	3,648	4,689
Deferred income tax assets, net	4,259	5,099
Other assets	9,161	7,480
Noncurrent assets of discontinued operations	—	24,125
TOTAL ASSETS	$229,465	$187,339
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Loans payable	$—	$1,453
Trade accounts payable	33,554	26,928
Accrued expenses	39,523	35,015
Income taxes payable	9,792	1,893
Due to IDT Corporation	532	257
Other current liabilities	2,125	2,891
Current liabilities of discontinued operations	30,766	29,036
TOTAL CURRENT LIABILITIES	116,292	97,473
Other liabilities	2,384	2,002
Noncurrent liabilities of discontinued operations	—	1,785
TOTAL LIABILITIES	118,676	101,260
Commitments and contingencies (Note 15 and Note 16)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at December 31, 2021 and 2020	19,743	19,743
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2021 and 2020	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 26,620 and 25,966 shares issued and 24,615 and 24,646 shares outstanding at December 31, 2021 and 2020, respectively	266	260
Additional paid-in capital	143,249	140,746
Treasury stock, at cost, consisting of 2,005 and 1,320 shares of Class B common at December 31, 2021 and 2020, respectively	(14,034)	(9,839)
Accumulated other comprehensive income	3,160	3,827
Accumulated deficit	(29,115)	(56,658)
Total Genie Energy Ltd. stockholders’ equity	123,285	98,095
Noncontrolling interests	(12,496)	(12,016)
TOTAL EQUITY	110,789	86,079
TOTAL LIABILITIES AND EQUITY	$229,465	$187,339

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2021	2020
REVENUES:
Electricity	$316,320	$297,516
Natural gas	38,812	33,561
Other	8,593	25,853
Total revenues	363,725	356,930
Cost of revenues	258,864	261,877
GROSS PROFIT	104,861	95,053
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	71,770	71,784
Impairment of assets	—	1,397
Income from operations	33,091	21,872
Interest income	34	190
Interest expense	(427)	(328)
Unrealized (loss) gain on marketable equity securities and investments	(4,970)	348
Gain on sale of subsidiary	4,226	—
Other income, net	707	351
Income before income taxes	32,661	22,433
Provision for income taxes	(8,789)	(7,631)
NET INCOME FROM CONTINUING OPERATIONS	23,872	14,802
Income from discontinued operations, net of tax	3,970	752
NET INCOME	27,842	15,554
Net loss (income) attributable to noncontrolling interests	1,372	(2,399)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	29,214	13,155
Dividends on preferred stock	(1,678)	(1,481)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$27,536	$11,674

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$23,566	$10,922
Income from discontinued operations	3,970	752
Net income attributable to Genie Energy Ltd.	$27,536	$11,674

Earnings per share attributed to Genie Energy Ltd. common stockholders
Basic
Income from continuing operations	$0.91	$0.42
Income from discontinued operations	0.15	0.03
Net income attributable to Genie Energy Ltd. common stockholders	$1.06	$0.45
Diluted
Income from continuing operations	$0.90	$0.41
Income from discontinued operations	0.15	0.03
Net income attributable to Genie Energy Ltd. common stockholders	$1.05	$0.44

Weighted-average number of shares used in the calculation of earnings per share
Basic	25,879	26,109
Diluted	26,316	26,813

Dividends declared per common share	$—	$0.33
(i) Stock-based compensation included in selling, general and administrative expenses	$2,930	$1,134

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2021	2020
NET INCOME	$27,842	$15,554
Other comprehensive (loss) income:
Foreign currency translation adjustments	(290)	792
COMPREHENSIVE INCOME	27,552	16,346
Comprehensive income (loss) attributable to noncontrolling interests	1,177	(1,877)
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$28,729	$14,469

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2019	2,322	$19,743	1,574	$16	25,785	$258	$139,615	$(7,675)	$2,519	$(59,671)	$(13,875)	$80,930
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)
Dividends on common stock ($0.33 per share)	—	—	—	—	—	—	—	—	—	(8,661)	—	(8,661)
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(6)	—	(92)	(98)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(460)	—	—	—	(460)
Stock-based compensation	—	—	—	—	22	2	1,132	—	—	—	—	1,134
Exercise of stock options	—	—	—	—	4	—	28	—	—	—	—	28

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,704)	—	—	—	(1,704)
Purchase of equity of subsidiary	—	—	—	—	—	—	(29)	—	—	—	74	45
Other comprehensive loss	—	—	—	—	—	—	—	—	1,314	—	(522)	792
Net income for the year ended December 31, 2020	—	—	—	—	—	—	—	—	—	13,155	2,399	15,554
BALANCE AT DECEMBER 31, 2020	2,322	19,743	1,574	16	25,811	260	140,746	(9,839)	3,827	(56,658)	(12,016)	86,079
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,671)	—	(1,671)
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Stock-based compensation	—	—	—	—	538	4	2,926	—	—	—	—	2,930
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(348)	—	—	—	(348)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(3,847)	—	—	—	(3,847)
Sale of subsidiary	—	—	—	—	—	—	—	—	(182)	—	114	(68)
Purchase of equity of subsidiaries	—	—	—	—	264	2	(585)	—	—	—	583	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(485)	—	195	(290)
Net income for the year ended December 31, 2021	—	—	—	—	—	—	—	—	—	29,214	(1,372)	27,842
BALANCE AT DECEMBER 31, 2021	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020

OPERATING ACTIVITIES
Net income	$27,842	$15,554
Net income from discontinued operations, net of tax	3,970	752
Net income from continuing operations	23,872	14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,282	2,962
Deferred income taxes	840	7,055
Provision for doubtful accounts receivable	1,750	2,844
Impairment of assets	—	1,397
Stock-based compensation	2,930	1,134
Equity in the net income of equity method investees	(438)	(59)
Loss on sale of assets, net	—	262
Unrealized loss (gain) on marketable equity securities and investment	4,970	(348)
Gain on sale of subsidiary	(4,226)	—
Gain on deconsolidation of subsidiaries	—	(98)
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(7,473)	(2,281)
Inventory	(790)	(298)
Prepaid expenses	(932)	1,894
Other current assets and other assets	(20,358)	(4,011)
Trade accounts payable, accrued expenses and other current liabilities	11,713	(405)
Due to IDT Corporation	275	(124)
Income taxes payable	7,900	302
Net cash provided by operating activities of continuing operations	21,315	25,028
Net cash provided by (used in) discontinued operations	45,679	(1,909)
Net cash provided by operating activities	66,994	23,119
INVESTING ACTIVITIES
Capital expenditures	(126)	(167)
Purchase of marketable equity security and investment	(1,000)	(5,000)
Proceeds from the sale of subsidiary, net of cash disposed	4,550	—
Purchase of short-term equity investments	(750)	—
Repayment of notes receivables	13	12
Proceeds from sale of assets	—	2,672
Net cash provided by (used in) investing activities of continuing operations	2,687	(2,483)
Net cash used in investing activities of discontinued operations	—	(544)
Net cash provided by (used in) investing activities	2,687	(3,027)
FINANCING ACTIVITIES
Dividends paid	(1,480)	(10,142)
Purchases of Class B common stock	(3,847)	(1,704)
Repurchases of Class B common stock from employees	(348)	(460)
Repayment of notes payable	—	(867)
Proceeds from exercise of stock options	—	28
Proceeds from revolving line of credit	—	1,000
Repayment of revolving line of credit	—	(3,514)
Proceeds from loan	—	1,395
Repayment of loan payable	—	(930)
Net cash used in financing activities of continuing operations	(5,675)	(15,194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(268)
Net increase in cash, cash equivalents and restricted cash	63,976	4,630
Cash, cash equivalents and restricted cash (including discontinued operations) at beginning of year	38,173	38,554
Cash, cash equivalents and restricted cash (including discontinued operations) at end of year	102,149	43,184
Less: Cash of discontinued operations at end of year	—	(5,011)
Cash and cash equivalents and restricted cash (excluding discontinued operations) at end of year	$102,149	$38,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$433	$333
Cash payments made for income taxes	$49	$741

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Energy International LLC ("GRE International" or "GREI"), and 95.5% of Genie Renewables. In March 2021, the Company modified its management reporting to rename the Genie energy Services ("GES") segment to the Genie Renewables segment. The “Company” in these financial statements refers to Genie, GRE, GRE International and Genie Renewables and their respective subsidiaries, on a consolidated basis.

GRE, owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, LLC (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectivity, “TSE”), Southern Federal Power LLC ("Southern Power") and Mirabito Natural Gas (“Mirabito”). GRE's REPs' businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States and Texas.

GRE International holds the Company's 90.8% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and its 97.7% interest in Lumo Energi AB ("Lumo Sweden"), which was formed in 2019 to serve retail energy customers in Sweden. GRE International also held the Company's 98.8% interest in venture in Japan, which the Company sold on May 11, 2021. GRE International also holds 100% controlling interest in Orbit Energy, a REP operating in the United Kingdom ("U.K."), which was discontinued in November 2021 as discussed below.

Genie Renewables holds Genie Solar Energy ("Genie Solar"), a rooftop solar system sales and general contracting company and a 93.5% interest in CityCom Solar, a marketer of community solar energy solution, Diversegy LLC ("Diversegy"), a broker for commercial customers, and GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued Operations in United Kingdom

In third quarter of 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted the Company to start the process of orderly withdrawal from the United Kingdom market. In October 2021, as part of the orderly exit process from the United Kingdom market, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transferred the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables remain with Orbit, in which Genie retains 100% interest, however, the management and control of Orbit was transferred to the Administrators.

The Company determined that the discontinued operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2021 and 2020. Since, the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

Energy Price Volatility in Japan and Texas

In January 2021, weather volatility and the lack of adequate gas reserves significantly increased the price of energy at Japan Electric Power Exchange ("JEPX") for an extended period of time. The spike in demand associated with this situation, exposed Genie Japan to unexpected cost increases. Genie Japan incurred approximately $2.5 million in additional costs related to the price increases, which were included in the cost of revenue in the first quarter of 2021.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, which was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. In the year ended December 31, 2021, GRE recognized approximately $13.0 million in additional costs related to the situation, which were included in the cost of revenue in the consolidated statements of operation.

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

In September 2021, the Public Utility Commission of Texas ("PUC") approved the Debt Obligation Order to grant ERCOT's application for a debt financing mechanism to pay for certain costs associated with Winter Storm Uri. Under the Debt Obligation Order, the amount that the Company is entitled to recover increased to approximately $3.4 million. In the third quarter of 2021, the Company recorded an additional reduction in the cost of revenues of $1.9 million for an aggregate amount of $3.4 million for the year ended December 31, 2021.

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2021 and 2020, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.3% and 31.8% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2021 and 2020, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from the Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE and Genie Japan (prior to its sale in May 2021) record unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

Many utility companies in the U.S. offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition costs of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain a contract were $1.0 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 customer acquisition costs of $0.5 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. At December 31, 2020 customer acquisition costs of $0.6 million and $0.2 million were included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.8 million of amortization of capitalized customer acquisition cost for each of the years ended December 31, 2021 and 2020.

Revenues from Sale of Solar Panels

Revenues from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations. Revenues from sale of solar panels are included in other revenues in the consolidated statements of operations.

Revenues from sales of solar panels are included under the Other Revenues in the consolidated statements of operations.

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2021
Fixed rate	$142,249	$5,379	$—	$147,628
Variable rate	174,071	33,433	—	207,504
Other	—	—	8,593	8,593
Total	$316,320	$38,812	$8,593	$363,725

For the year ended December 31, 2020
Fixed rate	$131,307	$4,517	$—	$135,824
Variable rate	166,209	29,044	—	195,253
Other	—	—	25,853	25,853
Total	$297,516	$33,561	$25,853	$356,930

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2021
Non-Commercial Channel	$246,289	$30,567	$—	$276,856
Commercial Channel	70,031	8,245	—	78,276
Other	—	—	8,593	8,593
Total	$316,320	$38,812	$8,593	$363,725

For the year ended December 31, 2020
Non-Commercial Channel	$248,525	$28,182	$—	$276,707
Commercial Channel	48,991	5,379	—	54,370
Other	—	—	25,853	25,853
Total	$297,516	$33,561	$25,853	$356,930

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$95,492	$31,902
Restricted cash—short-term	6,657	6,271
Total cash, cash equivalents, and restricted cash	$102,149	$38,173

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16) and Credit Agreement with JPMorgan Chase (see Note 10).

Included in the cash and cash equivalents as of December 31, 2021 is cash received from Orbit Energy (see Note 2)

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

Inventories consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Natural gas	$1,891	$1,021
Renewable credits	15,610	15,574
Solar panels	219	335
Totals	$17,720	$16,930

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

The fair value of patents and trademarks, non-compete agreements and customer relationships acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: patents and trademarks are amortized on a straight-line basis over a 5 to 20-year period; non-compete agreements are amortized on a straight-line basis 3-year term; customer relationships are amortized ratably over a 2 to 9-year period; and licenses are amortized on a straight-line basis over a 10-year period.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

The Company has three reportable segments with four underlying reporting units: GRE, GRE International, and Genie Renewables, which is comprised of Prism and Diversegy.

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

The determination of the fair value of our reporting units is based on an income approach that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new customers, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. The estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on judgment of the rates that would be utilized by a hypothetical market participant.

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

Due to the volatility of electricity and natural gas prices, GRE and GRE International enter into futures contracts, swaps and put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas and to reduce exposure from price fluctuations. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the futures contracts, swaps and put and call options are recorded at fair value as current and noncurrent assets or liabilities and any changes in fair value are recorded in “Cost of revenues” in the consolidated statements of operations.

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. The related minimal amount of shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $0.1 million and $0.2 million were recorded in selling, general and administrative expense during the years ended December 31, 2021 and 2020, respectively.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expense in the period in which it is incurred. In the years ended December 31, 2021 and 2020, advertising expense included in selling, general and administrative expense was $7.9 million and $6.1 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2021	2020
	(in thousands)
Basic weighted-average number of shares	$25,879	$26,109
Effect of dilutive securities
Stock options and warrants	390	628
Non-vested restricted Class B common stock	47	76
Diluted weighted-average number of shares	$26,316	$26,813

The following shares were excluded from the diluted earnings per share computations:

	Year ended December 31,
(in thousands)	2021	2020
Shares underlying stock options	126	112
Non-vested deferred stock units	580	610

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options were excluded from the diluted earnings per share computation in the years ended December 31, 2021 and 2020 because the exercise prices of the stock options were greater than the average market prices of the Company's Class B common stock during the periods.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units was not met as of December 31, 2021 or 2020.

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

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, certificates of deposit and trade accounts receivable. The Company holds cash, cash equivalents and restricted cash at several major financial institutions, much of which exceeds FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

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

The following table summarizes the percentage of consolidated revenues from customer that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2021	2020
Customer A	10%	10%

There was no single customer that accounted for 10% or greater of the Company’s consolidated trade accounts receivables at December 31, 2021 or 2020.

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2021
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4,819	$1,750	$(204)	$6,365
Year ended December 31, 2020
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$2,631	$2,844	$(656)	$4,819

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

A financial asset's or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

Note 2 — Discontinued Operations and Divestiture

United Kingdom Operations

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

On October 8, 2020, the Company entered into an agreement (the “Purchase Agreement”) with EGC under which GEUK purchased EGC’s remaining interest in Shoreditch, in exchange for a cash payment of £1.3 million (equivalent to $1.7 million on the date of closing) offset by £0.2 million (equivalent to $0.2 million on the date of closing) in amounts owing from EGC to the Company under a loan provided to EGC in 2018 related to EGC’s capital contributions to Shoreditch. Prior to October 8, 2020, the estimated fair value and net book value of the Company's investment in Shoreditch was $5.5 million and nil, respectively. Following the transaction, Shoreditch became a wholly-owned subsidiary of GEUK.

In third quarter of 2021, the natural gas and energy market in the U.K. deteriorated which prompted the Company to start the process of orderly withdrawal from the U.K. market. In October 2021, as part of the orderly exit process, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of the Orbit, including cash and receivables remain with Orbit and the management and control of which was transferred to Administrators. The Company expects that the administration of Orbit will be completed in 2022.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, the Company transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, the Company deposited $28.3 million into an attorney trust account which will hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. The Company believes that the funds held in its attorney’s trust are secure and more than sufficient to pay any remaining creditors of Orbit (with a significant surplus remaining). The Company is currently evaluating its response to the petition. The Company does not expect any significant losses from this petition, however, the $28.3 million that was placed in the trust may be restricted until the matter is resolved.

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The summary of results of operations of the discontinued operations was as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Total revenues	$86,269	$22,382
Cost of revenues	89,059	19,750
Gross (loss) profit	(2,790)	2,632
Selling, general and administrative expenses	47,894	5,168
Impairment of assets	6,650	—
Loss from operations	(57,334)	(2,536)
Gain from settlement of contract with supplier	69,120	—
Equity in net loss of equity method investees	—	(1,502)
Gain on acquisition of a subsidiary	—	5,473
Other loss	(932)	—
Net income before taxes	10,854	1,435
Income taxes	6,884	683
Income from discontinued operations, net of taxes	$3,970	$752

The carrying value of the Company's interest in Orbit was a liability of $30.8 million as of December 31, 2021. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of December 31, 2021.

The carrying value of assets and liabilities of the discontinued operations was as follows as of December 31, 2020 (amounts in thousands):

Cash	$5,011
Accounts receivables	12,408
Other current assets	220
Total current assets of discontinued operation	$17,639

Goodwill	14,050
Other intangibles	6,956
Other assets	3,119
Total noncurrent assets of discontinued operations	$24,125

Liabilities
Accounts payable	$16,077
Accrued expenses	7,747
Contract liabilities	3,870
Other current liabilities	1,342
Total current liabilities of discontinued operations	$29,036

Other liabilities	$1,785
Total noncurrent liabilities of discontinued operations	$1,785

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of cash flows of the discontinued operations:
	Year Ended December 31,
	2021	2020
	(in thousands)
Operating Activities
Net income	$3,970	$752
Non-cash items	36,550	(2,278)
Changes in assets and liabilities	5,159	(383)
Cash flows used in operating activities of discontinued operation	$45,679	$(1,909)

The assets and liabilities of Orbit were included in GRE International segment.

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

The assets and liabilities divested which was previously classified as held for sale included the following:

(in thousands)
Cash	$83
Trade accounts receivable	1,737
Prepaid and other current assets	391
Intangible (license)	540
Other noncurrent assets	296
Accounts payable	(611)
Accrued expenses and other current liabilities	(588)
Loans payable	(1,372)
Cumulative translation adjustment	(181)
Noncontrolling interest	114
Liabilities held for sale included in other current liabilities	$409

The assets and liabilities of Genie Japan were included in GRE International segment.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2021
Assets:
Marketable equity securities	$1,336	$—	$—	$1,336
Derivative contracts	$14,405	$44	$—	$14,449
Liabilities:
Derivative contracts	$1,230	$—	$—	$1,230
December 31, 2020
Assets:
Marketable equity securities	$5,089	$—	$—	$5,089
Other current assets (investment in warrants)	$—	$—	$259	$259
Derivative contracts	$1,237	$118	$—	$1,355
Liabilities:
Derivative contracts	$286	$410	$—	$696

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

Restricted cash — short-term and long-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At December 31, 2021 and 2020, the carrying amount of these assets and liabilities approximated fair value. The fair value estimate for restricted cash — short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets, revolving line of credit and notes payable. At December 31, 2021 and 2020, other assets included notes receivable. At December 31, 2021, the outstanding balance of the sellers of Lumo Finland's one-time option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amounts of the note receivable and loan payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2021 and 2020.

The primary non-recurring fair value estimates typically involve goodwill impairment testing (see Note 8), which involves Level 3 inputs, and asset impairments (see Note 8) which utilize Level 3 inputs.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2021 and 2020, GRE’s swaps and options were traded on the New York Mercantile Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2021 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2022	164,063	815,100
Second quarter 2022	58,082	147,400
Third quarter 2022	75,440	95,490
Fourth quarter 2022	53,253	106,550
First quarter 2023	27,502	113,440
Second quarter 2023	24,356	77,050
Third quarter 2023	25,767	56,050
Fourth quarter 2023	25,767	54,850
First quarter 2024	6,543	48,400
Second quarter 2024	4,368	33,600
Third quarter 2024	4,416	18,100
Fourth quarter 2024	4,416	8,850
First quarter 2025	2,832	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2021	2020
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$13,750	$1,338
Energy contracts and options	Other assets	699	17
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$14,449	$1,355

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$697	$245
Energy Contracts and options	Other liabilities	533	41
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$1,230	$286

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of (Gain) Loss Recognized on Derivatives
		Year ended December 31,
(in thousands)		2021	2020
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$(54,441)	$26,814

Note 5 — Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2022 and 2030. The Company has no finance leases.

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

	December 31,
	2021	2020
	(in thousands)
ROU assets	$1,656	$1,879

Current portion of operating lease liabilities	$229	$446
Noncurrent portion of operating lease liabilities	1,495	1,485
Total	$1,724	$1,931

At December 31, 2021, the weighted average remaining lease term is 7.4 years and the weighted average discount rate is 6.4%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$801	$810

ROU assets obtained in the exchange for lease liabilities
Operating leases	$241	$—

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future lease payments under operating leases as of December 31, 2021 were as follows:

(in thousands)
2022	334
2023	315
2024	282
2025	233
2026	239
Thereafter	832
Total future lease payments	2,235
Less imputed interest	511
Total operating lease liabilities	$1,724

Rental expenses under operating leases were $0.8 million for each of the years ended December 31, 2021 and 2020, respectively.

Note 6 — Other Current Assets

Other current consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Fair value of derivative contracts	$13,750	$1,338
Receivables from the settlement of derivative contracts	4,655	—
Other current assets	3,384	1,828
Total other current assets	$21,789	$3,166

Note 7 — Property and Equipment

	December 31,
	2021	2020
	(in thousands)
Building and improvements	16	56
Computer software	2,256	2,577
Computers and computer hardware	219	237
Office equipment and other	351	267
	2,842	3,137
Less: accumulated depreciation	(2,545)	(2,890)
Property and equipment, net	$297	$247

Depreciation expense of property and equipment was $0.1 million and $0.4 million in the years ended December 31, 2021 and 2020, respectively.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Note 8 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2020 to December 31, 2021:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2020	$9,998	$1,733	$404	$12,135
Impairment of Prism goodwill	—	—	(404)	(404)
Cumulative translation adjustment	—	148	—	148
Balance at December 31, 2020	9,998	1,881	—	11,879
Cumulative translation adjustment	—	(124)	—	(124)
Balance at December 31, 2021	$9,998	$1,757	$—	$11,755

The Company performs its annual goodwill impairment test as of October 1, 2021. The Company elected to perform a qualitative analysis for its GRE and GRE International. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

In 2020, the Company performed quantitative impairment analysis for its Prism reporting unit as a result of lower than expected results of operations in 2020. As a result of this test, the Company concluded that the carrying value Prism reporting unit exceeded its fair value of reporting unit including the allocated goodwill. Therefore, the Company recognized a goodwill impairment charge of $0.4 million for the year ended December 31, 2020.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2021	(in thousands)
Patents and trademarks	17.1 years	$3,805	$(1,103)	$2,702
Customer relationships	9.0 years	1,100	(530)	570
Licenses	10.0 years	479	(103)	376
TOTAL		$5,384	$(1,736)	$3,648
December 31, 2020
Trademark	17.0 years	$3,880	$(878)	$3,002
Non-compete agreement	3.0 years	35	(23)	12
Customer relationships	4.5 years	3,093	(2,401)	692
Licenses	10.0 years	1,224	(241)	983
TOTAL		$8,232	$(3,543)	$4,689

In the second quarter of 2020, Prism renegotiated a contract with its main customer which resulted in impairment of customer relationship of $0.8 million included in the consolidated statements of operations.

Amortization expense of intangible assets (including a minimal amount reported in cost of revenues) was $1.2million and $2.5 million in the years ended December 31, 2021 and 2020, respectively. The Company estimates that amortization expense of intangible assets will be $0.4 million, $0.4 million, $0.4 million, $0.4 million, $0.3 million and $1.7million in the years ending December 31,2021, 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Renewable energy	$23,247	$19,848
Liability to customers related to promotional and retention incentives	9,071	9,558
Payroll and employee benefits	3,297	3,174
Other accrued expenses	3,908	2,435
Total accrued expenses	$39,523	$35,015

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

On May 13, 2020, Genie Japan entered into a new Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with a maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurred interest at 3.0% per annum and was payable monthly. In May 2021, the Company completed the divestiture of Genie Japan including balance of the May 2020 Loan (see Note 2).

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2022. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, December 31, 2021, there are no letters of credit issued by JP Morgan Chase Bank. At December 31, 2021, the cash collateral of $5.6 million was included in restricted cash—short-term in the consolidated balance sheet.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Domestic	$15,446	$27,536
Foreign	17,215	(5,103)
INCOME BEFORE INCOME TAXES	$32,661	$22,433

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets (liabilities):
Bad debt reserve	$1,770	$1,317
Accrued expenses	1,386	1,475
State taxes	57	66
Charitable contributions	37	201
Net operating loss	12,477	16,870
ROU assets	(455)	450
Lease liability	474	(401)
Stock options and restricted stock	178	321
Unrealized gain	(1,088)	—
Amortization	259	475
Total deferred income tax assets	15,095	20,774
Valuation allowance	(10,836)	(15,675)
DEFERRED INCOME TAX ASSETS, NET	$4,259	$5,099

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

The provision for income taxes consists of the following:

	Year ended December 31,
	2021	2020
	(in thousands)
Current:
Federal	$5,566	$—
State and local	2,383	1,105
Foreign	—	—
	7,949	1,105
Deferred:
Federal	939	5,530
State and local	(367)	996
Foreign	268	—
	840	6,526
PROVISION FOR INCOME TAXES	$8,789	$7,631

The differences between provision for income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
U.S. federal income tax benefit at statutory rate	$6,859	$4,710
Valuation allowance	(4,839)	(28,204)
Nondeductible expense	269	67
Impact of foreign operations	3,256	(38)
Deferred tax adjustments	479	(1,097)
Net operating loss carry-forwards adjustment	1,189	31,228
State and local income tax, net of federal benefit	1,898	432
Others	(322)	533
PROVISION FOR INCOME TAXES	$8,789	$7,631

At December 31, 2021, the Company had foreign net operating loss carry-forwards of approximately $8.9 million, $6.9 million of which start expiring in 2028.

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $38.5 million that begin to expire in 2025. During 2020, the Company wrote off $8.1 million (tax effected) of state net operating loss carry-forwards related to the wind-down of the exploration business do not expire. Net operating loss carry-forwards in the amount of $28.0 million related to Prism may be subject to Internal Revenue Code Section 382 limitation at the time of utilization. Current year losses of $0.5 million will not expire.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2021
Reserves for valuation allowances deducted from deferred income taxes, net	$15,675	$—	$(4,839)	$10,836
Year ended December 31, 2020
Reserves for valuation allowances deducted from deferred income taxes, net	$42,420	$3,569	$(30,314)	$15,675

In 2021, the Company has net deferred tax liabilities in Finland and in Sweden, as such no valuation allowance is required to be recorded and the corresponding valuation allowance as of December 31, 2020, was released. In addition, in 2021, the Company reclassified the deferred tax assets in U.K. to discontinued operations, along with the corresponding valuation allowance. As of December 31, 2021, the Company maintains a valuation allowance on the deferred tax assets of net operating losses relating to consolidated U.S. entities and its Israel entity.

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$383	$433
Additions based on tax positions related to the current period	81	84
Additions based on tax positions related to prior periods	—	—
Lapses of statutes of limitations	(104)	(134)
Balance at end of period	$360	$383

All of the unrecognized income tax benefits at December 31, 2021 and 2020 would have affected the Company’s effective income tax rate if recognized. The Company does expect the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months.

In the years ended December 31, 2021 and 2020, the Company recorded a minimal amount of interest on income taxes. At December 31, 2021 and 2020, accrued interest included in current income taxes payable was minimal.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2016 to 2019, state and local tax returns generally for 2016 to 2020 and foreign tax returns generally for 2016 to 2020.

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

Dividend Payments

In each of the years ended December 31, 2021 and 2020, the Company paid aggregate cash base dividends of $0.6376 per share on its Preferred Stock, equal to $1.7 million in dividends paid. On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to $0.2 million, in respect of the GRE results of operations through December 31, 2021, which is expected to be paid around May 15, 2022. On February 15, 2022, the Company paid a quarterly Base Dividend of $0.1594 per share on its Preferred Stock for the fourth quarter of 2021 to stockholders of record as of the close of business on February 7, 2022.

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock.

On February 9, 2022, the Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B Common Stock. The dividend will be paid on or about March 1, 2022 to stockholders of record as of the close of business on February 22, 2022

The Delaware Corporation Law allows companies to declare dividends out of its “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2021, the Company acquired 622,932 Class B common stock under the stock repurchase program for an aggregate amount of $3.8 million. In 2020, the Company acquired 233,602 Class B common stock under the stock repurchase program for an aggregate amount of $1.7 million. At December 31, 2021, 5.3 million shares remained available for repurchase under the stock repurchase program.

In the year ended December 31, 2021, the Company paid $0.3 million to repurchase 62,008 shares of its Class B common stock. In the year ended December 31, 2020, the Company paid $0.5 million to repurchase 56,650 shares of its Class B common stock. These shares were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2021 and 2020, the Company held 2.0 million and 1.3 million shares of Class B common stock, respectively, in treasury, with respective costs of $14.0 million and $9.8 million, and a weighted average cost of $7.01 and $7.46 per share.

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million worth of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There was no redemption under this program in 2021 and 2020.

On February 9, 2022, the Board of Directors of the Company authorized a program to repurchase up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors, (1) 1,152,074 shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $5.0 million, and (2) warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor (1) 230,415 treasury shares of the Company’s Class B common stock, at a price of $4.34 per share for an aggregate sales price of $1.0 million, and (2) warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. As of December 31, 2021, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase of Equity of Subsidiaries

In September 2021, the Company purchased from Howard S. Jonas, the Chairman of the Board of Directors of the Company, Michael Stein, the Chief Executive Officer of the Company, Avi Goldin, the Chief Financial Officer of the Company, certain employees and consultant an aggregate of 4.3% fully vested interest in GRE International by issuing 218,862 of the Company's Class B common stock.

In October 2021, the Company purchased from Wes Perry, the Chairman of the Audit Committee of the Company's Board of Directors, a 0.2% interest in GEIC by issuing 36,591 of the Company's Class B common stock.

Note 13 — Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "2011 Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The 2011 Plan, was scheduled to expire on October 24, 2021. The 2011 Plan expired in 2021 and no new grants are to be issued thereunder, however, outstanding grants are not impacted by the expiration of the plan

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"). The 2021 Plan, was approved by the Company's stockholders in May 2021, became effective and replaced the 2011 Plan on May 12, 2021. Similar to the 2011 Plan, the 2021 Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. At December 31, 2021, the Company had 532,845 shares of Class B common stock available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2020	256	$7.31
Granted	379	6.37
Vested	(166)	5.75
Forfeited	—	—
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2021	469	$6.78

At December 31, 2021, there was $2.6 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years. The total grant date fair value of shares vested was $0.5 million in each of the years ended December 31, 2021 and 2020. The Company recognized compensation cost related to the vesting of the restricted stock of $1.3 million and $1.0 million in the years ended December 31, 2021 and 2020, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (which is determined by reference to the closing price for the Class B common stock on the New York Stock Exchange trading date immediately preceding the grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	552	$8.96	2.1	$798
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(169)	6.85
OUTSTANDING AT DECEMBER 31, 2021	383	5.56	1.6	$316
EXERCISABLE AT DECEMBER 31, 2021	280	$6.01	1.7	$190

The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.8 million. There were no stock options exercised in 2021. At December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options. There were no compensation cost related to vesting of the options in the years ended December 31, 2021 and 2020.

Lumo Finland Grant

In February 2020, Lumo Finland, granted 59,499 deferred stock units in Lumo Finland to certain Lumo Finland employee with a grant date fair value of €4.66 (equivalent to $5.08 on the grant date) The deferred stock units vest in equal amounts on January 2021, 2022 and 2023. The cost is being recognized on a straight-line basis over the requisite service period, which approximates the vesting period. Lumo Finland recognized compensation costs related to the vesting of the Lumo Finland deferred stock units of $0.1 million for each of the years ended December 31, 2021 and 2020. At December 31, 2021, the unrecognized compensation cost relating to these grants was $0.1 million and is expected to be recognized over a weighted-average period of 1.1 years.

Market Condition Awards

In February 2020, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units, which are subject to vesting in two tranches upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within specified periods of time ( the "2020 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the grantee to receive, upon vesting, up to two shares of Class B common stock of the Company upon achievement of market conditions which will be subject to restrictions that will lapse annually over three years from grant. The grant-date fair value of the deferred stock units is amortized over approximately 3.5 years after the date of grant irrespective of whether the 2020 market conditions were met. The 2020 market conditions were not achieved and the deferred stock units expired in February 2021. In the fourth quarter of 2021, 15,000 deferred stock units were forfeited as a result of the termination of the employment of a grantee.

In February 2021, the Company granted certain employees and members of its Board of Directors an aggregate of 305,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2021 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions which will be subject to restrictions that will lapse annually over three years from grant. The grant-date fair value of the deferred stock units is being amortized over approximately 3.5 years after the date of grant irrespective of whether the 2021 market conditions were met. In the fourth quarter of 2021, 15,000 deferred stock units were forfeited as a result of the termination of the employment of a grantee. The 2021 market conditions were not achieved and the deferred stock units expired in February 2022.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The Company recognized compensation costs related to the deferred stock units award of $1.5 million for the year ended December 31, 2021. As of December 31, 2021, there were approximately $3.3 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Net loss	$1,445	$1,452
Aggregate funding provided by the Company, net	$625	$1,524

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2021	2020
	(in thousands)
ASSETS
Cash, cash equivalents and restricted cash	$559	$491
Trade accounts receivable	544	433
Prepaid expenses and other current assets	367	416
Other assets	359	359
TOTAL ASSETS	$1,829	$1,699
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$547	$518
Due to IDT Energy	5,668	4,122
Noncontrolling interests from CCE	(4,386)	(2,941)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,829	$1,699

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Legal and Regulatory Proceedings

Legal Proceedings

On February 18, 2020, named plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Although Residents Energy and GRE deny any wrongdoing in connection with the complaints, the parties settled the matter for a minimal amount which was included in selling general and administrative expenses in the first quarter of 2021.

In addition to the matter disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel subsequently joined in the investigation. Although Town Square denies any basis for those complaints and any wrongdoing on its part, it cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but is not limited to, an appropriate civil penalty, extensive retraining of the supplier’s third-party agents, and retention of all sales calls with continued auditing.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the years ended December 31, 2021 and 2020, Town Square’s gross revenues from sales in Connecticut was $29.0 million and $38.0 million, respectively.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. For the year ended December 31, 2021, Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In June 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Informal Reviews or Investigations

From time to time regulators may initiate informal reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rule, regulations and practices.

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation. The IL AG is seeking to compel Residents Energy's response to its subpoena. Residents Energy denies any wrongdoing on its part. As of December 31, 2021, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the years ended December 31, 2021 and 2020, Resident Energy’s gross revenues from sales in Illinois was $26.0 and $29.9 million, respectively.

In response to certain customer complaints, the State of Maine Public Utility Commission (“MPUC”) has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the years ended December 31, 2021 and 2020, Town Square’s gross revenues from sales in Maine was $1.5 million and $1.2 million, respectively.

Note 16 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $144.0 million at December 31, 2021, of which $103.6 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2021 are expected to be paid as follows (in thousands):

2022	$82,246
2023	48,354
2024	12,426
2025	1,006
Thereafter	—
Total payments	$144,032

In 2021, the Company purchased $14.0 million and $18.2 million of electricity and renewable energy credits, respectively, under these purchase commitments. In 2020, the Company purchased $68.1 million and $13.1 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2021, GRE had commitments to purchase renewable energy credits of $40.5 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2021, GRE had aggregate performance bonds of $13.5 million outstanding and a minimal amount of unused letter of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2021, the Company was in compliance with such covenants. At December 31, 2021, restricted cash — short-term of $1.0 million and trade accounts receivable of $46.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.9 million at December 31, 2021.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the year ended December 31, 2021, the Company recognized unrealized loss on investment of $5.0 million, in connection with the investment. For the year ended December 31, 2020, the Company recognized $0.3 million unrealized gain from marketable equity securities and other investments. At December 31, 2021, the carrying value of the investment in the common stock was $1.3 million

The Company was formerly a subsidiary of IDT Corporation (“IDT”). On October 28, 2011, the Company was spun-off by IDT. The Company entered into various agreements with IDT prior to the spin-off including an agreement for certain services to be performed by the Company and IDT. The Company also provides specified administrative services to certain of IDT’s foreign subsidiaries. Howard Jonas is the Chairman of the Board of IDT.

The Company leases office space and parking in New Jersey from Rafael. The leases expire in April 2025.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Year ended December 31,
	2021	2020
	(in thousands)
Amount IDT charged the Company	$1,172	$1,282
Amount the Company charged IDT	$134	$155
Amount Rafael charged the Company	$247	$225

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2021	2020
	(in thousands)
Due to IDT	$551	$299
Due from IDT	$19	$40
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement required scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the years ended December 31, 2021 and 2020 related to the loan. The outstanding balance of loan receivable, including accrued interest was $0.1 million as of December 31, 2021.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2021 and 2020 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2021. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

In the September and October of 2021, the Company purchased from certain related parties interest in GRE International and GEIC (see Note 12 — Equity)

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Atid 613.

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 in 2021. The Company recognized a $0.2 million equity in net loss from Atid 613 for the year ended December 31, 2020. The carrying value of investments in Atid 613 was $0.1 million at December 31, 2021 and 2020 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of December 31, 2021, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS5.1 million (equivalent to $1.5 million at December 31, 2021), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at December 31, 2021) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bore interest at 5.5% for all subsequent periods. In May 2021 Atid 613 paid the outstanding balance of the loan of $0.2 million. At December 31, 2021, the balance of loan receivables from Atid 613 was nil.

Note 18 — Business Segment and Geographic Information

The Company has three reportable business segments: GRE, GRE International and Genie Renewables (formerly Genie Energy Services, or GES). In the first quarter of 2021, the Company modified its management reporting to rename its GES segment as "Genie Renewables." GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GRE International, operates REPs in Finland and Sweden. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

	GRE	GRE International	Genie Renewables	Corporate	Total
	(in thousands)
Year ended December 31, 2021
Revenues	$311,831	$44,386	$7,508	$—	$363,725
Income (loss) from continuing operations	34,695	4,788	252	(6,644)	33,091
Depreciation and amortization	375	859	46	2	1,282
Provision for doubtful accounts receivable	1,657	77	16	—	1,750
Stock-based compensation	933	134	—	1,863	2,930
Impairment of assets	—	—	—	—	—
Provision for (benefit from) income taxes	8,246	(1,139)	131	1,551	8,789
Year ended December 31, 2020
Revenues	$304,450	$27,266	$25,214	$—	$356,930
Income (loss) from continuing operations	36,508	(5,097)	(2,572)	(6,967)	21,872
Depreciation and amortization	465	2,064	326	107	2,962
Provision for doubtful accounts receivables	2,589	255	—	—	2,844
Stock-based compensation	463	161	—	510	1,134
Impairment of assets	—	—	1,397	—	1,397
Provision for (benefit from) income taxes	10,350	(1,161)	—	(1,558)	7,631

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2021	2020
	(in thousands)
GRE	$174,442	$101,904
GRE International	34,674	13,509
Genie Renewables	3,946	3,171
Corporate	16,403	26,991
Total assets of continuing operations	229,465	145,575
Assets of discontinued operations	—	41,764
Total assets	$229,465	$187,339

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Finland, Sweden and Japan were as follows:

	United States	Finland	Other Foreign Countries	Total
	(in thousands)
Year ended December 31, 2021	$319,339	$36,775	$7,611	$363,725
Year ended December 31, 2020	329,664	17,797	9,469	356,930

Net long-lived assets and total assets held outside of the United States, which are located primarily in Finland, Sweden, Japan and Israel, were as follows:

	United States	Finland	Other Foreign Countries	Total
	(in thousands)
December 31, 2021
Long-lived assets, net	$15,238	$1,875	$244	$17,357
Total assets	194,791	25,125	9,549	229,465
December 31, 2020
Long-lived assets of continuing operations, net	$15,623	2,157	$913	$18,693
Total assets of continuing operations	132,066	8,756	4,753	145,575

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

