Form 10-Q
period 2022-03-31
Genie Energy Ltd.
filed 2022-05-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 6, 2022, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,621,243 shares (excluding 2,017,308 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$88,185	$95,492
Restricted cash—short-term	6,496	6,657
Marketable equity securities	657	1,336
Trade accounts receivable, net of allowance for doubtful accounts of $6,781 and $6,365 at March 31, 2022 and December 31, 2021, respectively	48,790	52,357
Inventory	18,865	17,720
Prepaid expenses	6,638	4,994
Other current assets	17,393	21,789
Total current assets	187,024	200,345
Property and equipment, net	350	297
Goodwill	11,709	11,755
Other intangibles, net	3,529	3,648
Deferred income tax assets, net	5,204	4,259
Other assets	12,369	9,161
Total assets	$220,185	$229,465
Liabilities and equity
Current liabilities:
Trade accounts payable	21,460	33,554
Accrued expenses	42,272	39,523
Income taxes payable	16,352	9,792
Due to IDT Corporation, net	141	532
Other current liabilities	1,848	2,125
Current liabilities of discontinued operations	8,934	30,766
Total current liabilities	91,007	116,292
Other liabilities	2,886	2,384
Total liabilities	93,893	118,676
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,322 shares issued and outstanding at March 31, 2022 and December 31, 2021	19,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2022 and December 31, 2021	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 26,642 and 26,620 shares issued and 24,625 and 24,615 shares outstanding at March 31, 2022 and December 31, 2021, respectively	266	266
Additional paid-in capital	144,089	143,249
Treasury stock, at cost, consisting of 2,017 and 2,005 shares of Class B common stock at March 31, 2022 and December 31, 2021	(14,105)	(14,034)
Accumulated other comprehensive income	3,499	3,160
Accumulated deficit	(13,530)	(29,115)
Total Genie Energy Ltd. stockholders’ equity	139,978	123,285
Noncontrolling interests	(13,686)	(12,496)
Total equity	126,292	110,789
Total liabilities and equity	$220,185	$229,465

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Revenues:
Electricity	$71,784	$87,613
Natural gas	24,504	17,280
Other	2,241	2,597
Total revenues	98,529	107,490
Cost of revenues	52,987	94,836
Gross profit	45,542	12,654
Operating expenses and losses:
Selling, general and administrative (i)	21,109	18,119
Income (loss) from operations	24,433	(5,465)
Interest income	17	84
Interest expense	(50)	(182)
Unrealized (loss) gain on marketable equity securities and investments	(652)	4,107
Other (loss) income, net	(498)	407
Income (loss) before income taxes	23,250	(1,049)
Provision for income taxes	(6,514)	(535)
Net income (loss) from continuing operations	16,736	(1,584)
Loss from discontinued operations, net of taxes	—	(1,110)
Net income (loss)	16,736	(2,694)
Net loss attributable to noncontrolling interests	(1,153)	(708)
Net income (loss) attributable to Genie Energy Ltd.	17,889	(1,986)
Dividends on preferred stock	(370)	(370)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$17,519	$(2,356)

Amounts attributable to Genie Energy Ltd. common stockholders
Income (loss) from continuing operations	$17,519	$(1,246)
Loss from discontinued operations	—	(1,110)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$17,519	(2,356)

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Income (loss) from continuing operations	$0.68	$(0.05)
Loss from discontinued operations	—	(0.04)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$0.68	$(0.09)
Diluted
Income (loss) from continuing operations	$0.67	$(0.05)
Loss from discontinued operations	—	(0.04)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$0.67	$(0.09)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,764	26,004
Diluted	26,128	26,004

Dividends declared per common share	$0.075	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$840	$589

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$16,736	$(2,694)
Other comprehensive loss:
Foreign currency translation adjustments	302	(342)
Comprehensive income (loss)	17,038	(3,036)
Comprehensive gain attributable to noncontrolling interests	1,190	478
Comprehensive income (loss) attributable to Genie Energy Ltd.	$18,228	$(2,558)

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($ 0.01594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	339	—	(37)	302
Net income (loss) for three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,153)	16,736
BALANCE AT MARCH 31, 2022	2,322	19,743	1,574	16	26,642	266	144,089	(14,105)	3,499	(13,530)	(13,686)	126,292

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

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities
Net income (loss)	$16,736	$(2,694)
Net loss from discontinued operations, net of tax	—	(1,110)
Net income (loss) from continuing operations	16,736	(1,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	284	380
Deferred income taxes	(87)	228
Provision for doubtful accounts receivable	398	430
Unrealized loss (gain) marketable equity securities and investment	652	(4,107)
Stock-based compensation	840	589
Equity in the net income in equity method investees	(125)	(110)
Change in assets and liabilities:
Trade accounts receivable	3,169	(5,201)
Inventory	(1,145)	(2,090)
Prepaid expenses	(1,644)	(1,451)
Other current assets and other assets	2,746	390
Trade accounts payable, accrued expenses and other current liabilities	(9,653)	7,618
Due to IDT Corporation	(391)	(68)
Income taxes payable	6,560	(768)
Net cash provided by (used in) operating activities of continuing operations	18,340	(5,744)
Net cash used in discontinued operations	—	(4,209)
Net cash provided by (used in) operating activities	18,340	(9,953)
Investing activities
Capital expenditures	(59)	(20)
Investment in notes receivables with related party	(1,388)	—
Purchase of marketable equity securities and other investment	(200)	(1,000)
Repayment of notes receivable	19	13
Net cash used in investing activities of continuing operations	(1,628)	(1,007)
Net cash used in investing activities of discontinued operations	(21,832)	—
Net cash used in investing activities	(23,460)	(1,007)
Financing activities
Dividends paid	(2,304)	(370)
Repurchases of Class B common stock from employees	(71)	—
Net cash used in by financing activities	(2,375)	(370)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	27	(69)
Net decrease in cash, cash equivalents, and restricted cash, including cash balances classified as held for sale	(7,468)	(11,399)
Less: Cash balances classified as held for sale	—	(587)
Net decrease in cash, cash equivalents, and restricted cash	(7,468)	(11,986)
Cash, cash equivalents, and restricted cash (including discontinued operations) at beginning of period	102,149	43,184
Cash, cash equivalents and restricted cash (including discontinued operations) at end of the period	94,681	31,198
Less: Cash of discontinued operations at end of period	—	`1,156
Cash, cash equivalents, and restricted cash (excluding discontinued operations) at end of period	$94,681	$30,042

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International LLC ("GRE International" or "GREI") and 95.5% of Genie Renewables.

GRE owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, Inc. (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, "TSE"), Southern Federal Power LLC ("Southern Federal") and Mirabito Natural Gas, LLC (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States and Texas.

GRE International holds the Company's 90.8% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland, and its 97.7% interest in Lumo Energi AB ("Lumo Sweden"). GRE International also held the Company's 98.8% interest in venture in Japan, which the Company sold on May 11, 2021. GRE International also holds 100% interest in Orbit Energy, a REP operating in the United Kingdom ("U.K."), which was discontinued in November 2021 as discussed below.

Genie Renewables consists of Genie Solar Energy ("Genie Solar"), a rooftop solar system sales and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solution, Diversegy LLC ("Diversegy"), an energy broker for commercial customers, and GRE's 60% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued Operations in United Kingdom

In the third quarter of 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted the Company to start the process of orderly withdrawal from the United Kingdom market. In October 2021, as part of the orderly exit process from the United Kingdom market, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

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

The Company determined that the discontinued operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021 and the Company estimated the remaining liability related to its ownership of Orbit.

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

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, with was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. GRE recognized approximately $13.0 million in additional costs of revenue for the three months ended March 31, 2021.

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

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2021 and 2020 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.3% and 31.8% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2021 and 2020, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$88,185	$95,492
Restricted cash—short-term	6,496	6,657
Total cash, cash equivalents, and restricted cash	$94,681	$102,149

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of March 31, 2022 and  December 31, 2021 is cash received from Orbit Energy (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Natural gas	$445	$1,891
Renewable credits	18,029	15,610
Solar Panels:
Finished goods	391	219
Totals	$18,865	$17,720

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

Many utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain customer contracts were $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, customer acquisition costs of $0.5 million and $0.2 million included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.2 million of amortization of capitalized customer acquisition cost, in each of the three months ended March 31, 2022 and 2021. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2022
Fixed rate	$21,354	$3,784	$—	$25,138
Variable rate	50,430	20,720	—	71,150
Other	—	—	2,241	2,241
Total	$71,784	$24,504	$2,241	$98,529

Three Months Ended March 31, 2021
Fixed rate	$39,097	$1,741	$—	$40,838
Variable rate	48,516	15,539	—	64,055
Other	—	—	2,597	2,597
Total	$87,613	$17,280	$2,597	$107,490

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2022
Non-Commercial Channel	$62,175	$19,638	$—	$81,813
Commercial Channel	9,609	4,866	—	14,475
Other	—	—	2,241	2,241
Total	$71,784	$24,504	$2,241	$98,529

Three Months Ended March 31, 2021
Non-Commercial Channel	$73,147	$15,171	$—	$88,318
Commercial Channel	14,466	2,109	—	16,575
Other	—	—	2,597	2,597
Total	$87,613	$17,280	$2,597	$107,490

Note 5—Discontinued Operations and Divestiture

United Kingdom Operations

On July 17, 2017, the Company’s subsidiary, Genie Energy UK Ltd. (“GEUK”), entered into a definitive agreement with Energy Global Investments Pty Ltd (“EGC”) to launch Shoreditch Energy Limited (“Shoreditch”), a joint venture to offer electricity and natural gas service to residential and small business customers in the U.K., under the trade name Orbit Energy. In the second quarter of 2020, the Company contributed $1.5 million to Shoreditch, which increased GEUK's total contribution to $9.5 million as of October 8, 2020. Prior to October 8, 2020, the Company owned 77.0% of the outstanding equity of Shoreditch.

Prior to the Company acquiring the 23.0% of Shoreditch it did not previously own, EGC had significant participation rights in the management of Shoreditch that limited GEUK’s ability to direct the activities that most significantly impact Shoreditch’s economic performance. GEUK, therefore, accounted for its ownership interest in Shoreditch using the equity method since GEUK had the ability to exercise significant influence over its operating and financial matters, although it did not control Shoreditch.

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

In the third quarter of 2021, the natural gas and energy market in the U.K. deteriorated which prompted the Company to start the process of orderly withdrawal from the U.K. market. In October 2021, as part of the orderly exit process, Orbit and Shell U.K. Limited agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

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

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, the Company transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, the Company deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. Following a hearing held on March 30, 2022, the Court issued an order dated April 4, 2022 which granted the Administrator’s petition to recognize the U.K. administration proceeding as a foreign main proceeding, and the U.K. Administrators as its foreign representatives, along with related relief. Although the Court's order did recognize that the realization of any Orbit assets located in the United States, other than the funds (the status of which remain subject to dispute), would be entrusted to the Administrators, rather than redirect or transfer the funds to the Administrators (per their petition), the Court ordered that the entirety of the funds would be deposited in the Court’s registry and subject to its control. On April 4, 2022, the $28.3 million was transferred to the Court's registry. Subsequent to the first quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, the Company decided not to oppose the application, and expects the transfer to take place in short order. The Company believes that the funds are more than sufficient to pay any remaining creditors of Orbit (with a significant surplus to be returned to it).

At March 31, 2022, the $28.3 million fund remained deposited in the Company's attorney trust account and was included as unrestricted cash and cash equivalent account in the consolidated balance sheet.

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The summary of results of operations of the discontinued operations for the three months ended March 31, 2021 was as follows:

Total revenues	$27,851
Cost of revenues	22,976
Gross profit	4,875
Selling, general and administrative expenses	5,985
Net loss before taxes	(1,110)
Net loss before taxes	—
Loss from discontinued operations, net of taxes	$(1,110)

The carrying value of the Company's interest in Orbit was net liabilities of $8.9 million and $30.8 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of March 31, 2022 and December 31, 2021.

The following table presents a summary of cash flows of the discontinued operations for the three months ended March 31, 2021:

Net loss	$(1,110)
Non-cash items	1,649
Changes in assets and liabilities	(4,748)
Cash flows used in operating activities of discontinued operations	$(4,209)

The assets and liabilities of Orbit were included in the GRE International segment.

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

The carrying values of assets and liabilities divested at May 11, 2021 which were previously classified as held for sale included the following: :

(in thousands)
Cash	$83
Trade accounts receivable	1,737
Prepaid and other current assets	391
Intangible (license)	540
Other noncurrent assets	296
Accounts payables	(611)
Accrued expenses and other current liabilities	(588)
Loan payable	(1,372)
Cumulative translation adjustment	(181)
Noncontrolling interest	114
Net assets	$409

The assets and liabilities of Genie Japan were included in GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2022
Assets:
Marketable equity securities	$657	$—	$—	$657
Derivative contracts	$15,972	$—	$—	$15,972
Liabilities:
Derivative contracts	$587	$—	$—	$587
December 31, 2021
Assets:
Marketable equity securities	$1,336	$—	$—	$1,336
Derivative contracts	$14,405	$44	$—	$14,449
Liabilities:
Derivative contracts	$1,230	$—	$—	$1,230

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2022 and 2021.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2022 and December 31, 2021, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At March 31, 2022 and December 31, 2021, other assets included notes receivable. At March 31, 2022, the outstanding balance of the sellers of Lumo Finlands's one-time put option was not significant and was included in other liabilities account in the consolidated balance sheet. The carrying amount of the note receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The primary non-recurring fair value estimates typically are in the context of goodwill impairment testing, which involves Level 3 inputs, and asset impairments (Note 9) which utilize Level 3 inputs.

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

For the three months ended March 31, 2022 and 2021 no single customer accounted for 10.0% or greater of our consolidated revenues.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as March 31, 2022 or December 31, 2021):

	March 31, 2022	December 31, 2021
Customer A	12%	na	%

na-less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2022, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2022 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2022	123,938	260,500
Third quarter 2022	89,153	347,090
Fourth quarter 2022	75,250	741,000
First quarter 2023	51,592	814,740
Second quarter 2023	31,005	97,900
Third quarter 2023	33,170	73,700
Fourth quarter 2023	38,918	75,900
First quarter 2024	18,000	70,600
Second quarter 2024	10,849	43,500
Third quarter of 2024	10,666	26,200
Fourth quarter of 2024	10,667	17,700
First quarter of 2025	9,312	231,900
Second quarter of 2025	—	227,600
Third quarter of 2025	6,080	230,000
Fourth quarter of 2025	—	230,000

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2022	December 31, 2021
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$13,760	$13,750
Energy contracts and options	Other assets	2,212	699
Total derivatives not designated or not qualifying as hedging instruments — Assets		$15,972	$14,449

Liability Derivatives

Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$298	697
Energy contracts and options	Other liabilities	289	533
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$587	$1,230

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2022	2021
		(in thousands)
Energy contracts and options	Cost of revenues	$37,728	$2,887

Note 8—Other Current Assets

Other current assets consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Fair value of derivative contracts	$13,760	$13,750
Receivables from the settlement of derivative contracts	1,290	4,655
Other current assets	2,343	3,384
Total other current assets	$17,393	$21,789

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2022 to March 31, 2022:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2022	$9,998	$1,757	$—	$11,755
Cumulative translation adjustment	—	(46)	—	(46)
Balance at March 31, 2022	$9,998	$1,711	$—	$11,709

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2022
Patents and trademarks	17.1 years	$3,796	$(1,171)	$2,625
Customer relationships	9.0 years	1,100	(560)	540
Licenses	10.0 years	479	(115)	364
Total		$5,375	$(1,846)	$3,529
December 31, 2021
Trademark	17.1 years	$3,805	$(1,103)	$2,702
Customer relationships	9.0 years	1,100	(530)	570
Licenses	10.0 years	479	(103)	376
Total		$5,384	$(1,736)	$3,648

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company estimates that amortization expense of intangible assets will be $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.3 million and $1.7 million for the remainder of 2022, and for 2023, 2024, 2025, 2026 and thereafter, respectively.

Note 10—Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Renewable energy	$26,855	$23,247
Liability to customers related to promotions and retention incentives	9,034	9,071
Payroll and employee benefit	2,806	3,297
Other accrued expenses	3,577	3,908
Total accrued expenses	$42,272	$39,523

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

	March 31, 2022	December 31, 2021
	(in thousands)
ROU Assets	$1,585	$1,656

Current portion of operating lease liabilities	217	229
Noncurrent portion of operating lease liabilities	1,441	1,495
Total	$1,658	$1,724

At March 31, 2022, the weighted average remaining lease term is 7.3 years and the weighted average discount rate is 6.4%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$143	$183

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of March 31, 2022 were as follows:

(in thousands)
Remainder of 2022	$240
2023	316
2024	282
2025	233
2026	239
Thereafter	833
Total future lease payments	2,143
Less imputed interest	(485)
Total operating lease liabilities	$1,658

Rental expenses under operating leases were $0.1 million and $0.2 million in the three months ended March 31, 2022 and 2021

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the three months ended March 31, 2022 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 14, 2022	$0.1594	$370	February 7, 2022	February 15, 2022

Class A Common Stock and Class B Common Stock
February 7, 2022	$0.0750	$1,934	February 22, 2022	March 1, 2022

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

On April 14, 2022, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first quarter of 2022. The dividend will be paid on or about May 16, 2022 to stockholders of record as of the close of business May 16, 2022.

On May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2022. The dividend will be paid on or about May 31, 2022 to stockholders of record as of the close of business on May 20, 2022.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no repurchases under this program in the three months ended March 31, 2022 and 2021. At March 31, 2022, 5.3 million shares remained available for repurchase under the stock repurchase program.

As of March 31, 2022 and December 31, 2021, there were 2.0 million outstanding shares of Class B common stock held in the Company's treasury, with a cost of $14.1 million at a weighted average cost per share of $7.01.

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million worth of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There was no redemption under this program in three months ended March 31, 2022 and 2021.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, the Board of Directors authorized to redeem $2.0 million of the Company's Preferred Stock during the second quarter of 2022.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share, for an aggregate exercise price of $1.0 million. As of March 31, 2022, there were outstanding 1,257,862 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

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

Stock-Based Compensation

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "2011 Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The 2011 Plan expired in 2021 and no new grants are to be issued thereunder, however, outstanding grants are not impacted by the expiration of the plan.

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders in May 2021, became effective and replaced the 2011 Plan on May 12, 2021. Similar to the 2011 Plan, the 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock.

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility.

As of March 31, 2022, there were approximately $5.9 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.01 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$986	$322
Aggregate funding provided by the Company, net	$1,458	$403

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$918	$559
Trade accounts receivable	661	544
Prepaid expenses and other current assets	358	367
Other assets	359	359
Total assets	$2,296	$1,829
Liabilities and noncontrolling interests
Current liabilities	$543	$547
Due to IDT Energy	7,126	5,668
Noncontrolling interests	(5,373)	(4,386)
Total liabilities and noncontrolling interests	$2,296	$1,829

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2022	2021
Reported tax rate	28.0%	(51.0)%

The change in the reported tax rate for three months ended March 31, 2022 compared to the same period in 2021 is a result of favorable results of operations in the U.S. and changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Note 15— Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increases is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Basic weighted-average number of shares	25,764	26,004
Effect of dilutive securities:
Stock options and warrants	308	—
Non-vested restricted Class B common stock	56	—
Diluted weighted-average number of shares	26,128	26,004

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Shares underlying options and warrants	126	579
Non-vested restricted Class B common stock	—	71
Non-vested deferred stock units	580	610

Stock options were excluded from the diluted earnings per share computation in the three months ended March 31, 2022 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

In three months ended March 31, 2021, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and warrants and the vesting of the restricted stock and deferred stock units would have been anti-dilutive.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of March 31, 2022 and 2021.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three months ended March 31, 2022, the Company recognized unrealized loss on investment of $0.7 million. For the three months ended March 31, 2021, the Company recognized unrealized gain on investment of $4.1 million.  At March 31, 2022, the carrying values of investments in the common stock was $0.7million.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amount IDT charged the Company	$406	$250
Amount the Company charged IDT	$37	$39
Amount Rafael charged the Company	$58	$57

The following table presents the balance of receivables and payables to IDT and Rafael:

	March 31, 2022	December 31, 2021
	(in thousands)
Due to IDT	$168	$239
Due from IDT	$27	$51
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement requires scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the three months ended March 31, 2022 and 2021 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of March 31, 2022.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2021 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of March 31, 2022. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

In the September and October of 2021, the Company purchased from certain related parties interests in GRE International and GEIC (see Note 12 — Equity).

In February 21, 2022, the Company entered into an Loan and Security Agreement to extend up to ILS5.5 million (equivalent to $1.7 million as at March 31, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon is a the holder of a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon is acquiring from the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. As of March 31, 2022, the outstanding balance, including accrued interest, of the Ohayon Loan was ILS4.5 million (equivalent to $1.4 million), included in other assets in the consolidated balance sheets.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the three months ended March 31, 2022 and 2021. The carrying value of the Company's investments in Atid was $0.1 million at March 31, 2022 and December 31, 2021 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, a Company subsidiary agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of March 31, 2022, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS5.1 million (equivalent to $1.5 million at March 31, 2022), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at March 31, 2022) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. In May 2021, Atid 613 paid the outstanding balance of the loan of $0.2 million. At March 31, 2022, the balance of loan receivables from Atid 613 was nil.

Note 17—Business Segment Information

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Three Months Ended March 31, 2022
Revenues	$83,884	$12,603	$2,042	$—	$98,529
Income (loss) from operations	30,176	(2,808)	(479)	(2,456)	24,433
Depreciation and amortization	85	188	11	—	284
Stock-based compensation	246	36	—	558	840
Provision for (benefit from) income taxes	7,833	(821)	—	(498)	6,514

Three Months Ended March 31, 2021
Revenues	$90,667	$14,335	$2,488	$—	$107,490
Income (loss) from operations	1,204	(5,551)	559	(1,677)	(5,465)
Depreciation and amortization	118	250	12	—	380
Stock-based compensation	162	32	—	395	589
Provision for (benefit from) income tax	1,186	(837)	128	58	535

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Total assets:
March 31, 2022	$149,263	$22,953	$5,005	$42,964	$220,185
December 31, 2021	174,442	34,674	3,946	16,403	229,465

Note 18—Commitments and Contingencies

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Refer to Note 5—Discontinued Operations and Divestiture, for discussion related to the administration of Orbit.

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

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel subsequently joined in the investigation. On June 17, 2020, PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties.

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the three months ended March 31, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut was $3.7 million and $9.4 million, respectively.

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

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded as required, has challenged the merits of the subpoena and investigation. Residents Energy denies any wrongdoing on its part. As of March 31, 2022, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three months ended March 31, 2022 and 2021, Resident Energy’s gross revenues from sales in Illinois was $8.3 million and $8.0 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are  in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three months ended March 31, 2022 and 2021, Town Square’s gross revenues from sales in Maine was $0.4 million and $0.5 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $132.5 million at March 31, 2022, of which $94.9 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2022 are expected to be paid as follows:

(in thousands)
Remainder of 2022	$62,296
2023	52,707
2024	16,530
2025	1,006
2026	—
Thereafter	—
Total payments	$132,539

In three months ended March 31, 2022, the Company purchased $20.1 million and $4.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In three months ended March 31, 2021, the Company purchased $79.2 million and $3.0 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2022, GRE had commitments to purchase renewable energy credits of $37.7 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2022, GRE had aggregate performance bonds of $15.5 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2022, the Company was in compliance with such covenants. At March 31, 2022, restricted cash—short-term of $1.3 million and trade accounts receivable of $47.9 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $10.8 million at March 31, 2022.

Note 19—Debt

Loan with Tokyo Star Bank

On May 13, 2020, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurred interest at 3.0% per annum and was payable monthly.  In May 2021, the Company completed the divestiture of Genie Japan including balance of the May 2020 Loan (see Note 5)

Credit Agreement with JP Morgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2022. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, March 31, 2022, there are no letters of credit issued by JP Morgan Chase Bank. At March 31, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2021.

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

GRE International holds the Company's interest in REPs that serve retail customers in Scandinavia. It holds 90.8% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and 97.7% interest in Lumo Energi AB ("Lumo Sweden"). GREI previously held 98.8% in Genie Japan that was sold in May 2021. GRE International also holds a 100% ownership of Orbit Energy, a REP operating in the U.K., which was discontinued in November 2021 as discussed below.

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

Discontinued Operations

In 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted us to suspend the spin-off and start the process of orderly withdrawal from the United Kingdom market. In October 2021, as part of the orderly exit process from the United Kingdom market, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. A portion of the net cash proceeds was transferred to us (see Note 5, Discontinued Operations and Divestiture, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated income from operations for the three months ended March 31, 2022 increased by $29.9 million compared to the same period in 2021.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail energy providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a decrease in U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the year ended December 31, 2021 and 2020 compared to the period before the pandemic. Churn for three months ended March 31, 2022 and 2021, is below historical levels, in part, due to our competitors reducing face to face marketing programs.

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

Beginning in 2021, public health restrictions were eased in most of our markets which has allowed us to resume face-to-face sales and marketing. Looking ahead, we expect to see a modest rebound in meter acquisition, however, any reversal of the easing of restrictions would impact that expected rebound.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 85.1% and 84.3% of our consolidated revenues in the three months ended March 31, 2022 and 2021, respectively.

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.9% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2021 and 2020, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.8% and 31.8% of GRE’s electricity revenues for 20212020, respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Winter Storm in Texas

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three months ended March 31, 2022 the associated cost was approximately 1.2% of GRE's revenue. At March 31, 2022, 80.6% of GRE’s net accounts receivables were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

For the three months ended March 31, 2022 and 2021 no single customer accounted for 10.0% or greater of our consolidated revenues.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as March 31, 2022 or December 31, 2021):

	March 31, 2022	December 31, 2021
Customer A	12%	na	%

na-less than 10.0% of consolidated revenue in the period

Legal Proceedings

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

State of Connecticut Public Utilities Regulatory Authority

Town Square

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel joined in the investigation. On June 17, 2020, the PURA notified Town Square that it was advancing it’s investigation by assigning Prosecutorial ("PRO") staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties.

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in May 2021, the parties reached a settlement in principle, subject to finalization of a definitive settlement agreement, pursuant to which Town Square paid $0.4 million. Town Square has also volunteered to refrain, from door-to-door marketing activities in Connecticut for a period of 15 months.

As of March 31, 2022, Town Square’s Connecticut customer base represented 6.9% of GRE’s total meters served and 8.1% of the total RCEs of GRE’s customer base. For three months ended March 31, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut were $3.7 million and $9.4 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluation the consumption profile of a given retail customer base.

Residents Energy

In August of 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2021 Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In May 2021, the parties reached a settlement, pursuant to which Residents will pay $0.3 million. Residents Energy has also volunteered to withdraw from the market in Connecticut for a period of 36 months.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31, 2022 and  Compared to Three Months Ended March 31, 2021

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenues:
Electricity	$59,380	$73,387	$(14,007)	(19.1)%
Natural gas	24,504	17,280	7,224	41.8
Total revenues	83,884	90,667	(6,783)	(7.5)
Cost of revenues	37,301	75,701	(38,400)	(50.7)
Gross profit	46,583	14,966	31,617	211.3
Selling, general and administrative expenses	16,407	13,762	2,645	19.2
Income from operations	$30,176	$1,204	$28,972	(2,406.3)%

Revenues. Electricity revenues decreased by 19.1% in three months ended March 31, 2022 compared to the same period in 2021. The decrease is due to a decline in electricity consumption partially offset by an increase in the average price charged per kilowatt hour charged to customers in the three months ended March 31, 2022 compared to the same period in 2021. Electricity consumption by GRE’s REPs' customers decreased by 36.7% in the three months ended March 31, 2022, compared to the same period in 2021. The decrease in electricity consumption reflected a 5.1% decrease in average consumption per meter and a 33.3% decrease in the average number of meters served. The decrease in per meter consumption reflects a decrease in residential electricity consumption as many COVID-19 "stay-at-home" measures have been lifted thus reversing prior year increased levels of consumption related to those measures. The reduction in meters served was driven, in part, by the decision to pause certain customer acquisitions efforts and allow certain lower margin customers, including those acquired through municipal aggregation deals to move to other suppliers. The average rate per kilowatt hour sold increased 27.8% in the three months ended March 31, 2022 compared to the same period in 2021. The increase is due to the increase in the wholesale price of electricity in the three months ended March 31, 2022 compared to the same period in 2021.

GRE’s natural gas revenues increased by 41.8% in the three months ended March 31, 2022 compared to the same period in 2021.  The increase in natural gas revenues in the three months ended March 31, 2022 compared to the same period in 2021 was a result of increases in natural gas consumption partially offset by a decrease in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 20.0% in the three months ended March 31, 2022 compared to the same period in 2021, reflecting a 13.6% increase in average consumption per meter partially and a 5.7% increase in average meters served in the three months ended March 31, 2022 compared to the same period in 2021. The average revenue per therm sold increased by 18.1% in the three months ended March 31, 2022, compared to the same period in 2021.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Meters at end of quarter:
Electricity customers	209	210	289	292	308
Natural gas customers	77	75	72	69	65
Total meters	286	285	361	361	373

Gross meter acquisitions in three months ended March 31, 2022, were 44,000 compared to 62,000 for the same period in 2021. The decrease in the gross meter acquisitions for the three months ended March 31, 2022 compared to the same period in 2021 was due to a “strategic pause” on certain customer acquisition channels to protect margins due to unfavorable market conditions that started in the fourth quarter 2021.

Meters served slightly increased by 1,000 meters or 0.4% from December 31, 2021 to March 31, 2022. The increase in the number of meters served at March 31, 2022 compared to December 31, 2021 was due to a decrease in average churn during the period. In three months ended March 31, 2022, average monthly churn decreased to 4.5% compared to 4.9% for same period in 2021. Meters served decreased by 87,000 meters or 25.1% from March 31, 2021 to March 31, 2022. The decrease in the number of meters served at March 31, 2021 compared to March 31, 2021 was due to the "strategic pause" discussed above. GRE's REPs also returned some customers to their underlying utility in certain markets in the fourth quarter of 2021 to minimize the impact of expected higher prices on our margins.

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

(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
RCEs at end of quarter:
Electricity customers	182	189	276	272	291
Natural gas customers	78	71	60	58	56
Total RCEs	260	260	336	330	347

RCEs decreased 25.1% at March 31, 2022 compared to March 31, 2021 primarily due to the "strategic pause" on customer acquisitions and transfer of some customers to their underlying utilities as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three months endedMarch 31,		Change
(amounts in thousands)	2022	2021	$	%
Cost of revenues:
Electricity	$25,197	$66,460	$(41,263)	(62.1)%
Natural gas	12,104	9,241	2,863	31.0
Total cost of revenues	$37,301	$75,701	$(38,400)	(50.7)%

	Three months endedMarch 31,
(amounts in thousands)	2022	2021	Change
Gross margin percentage:
Electricity	57.6%	9.4%	48.2%
Natural gas	50.6	46.5	4.1
Total gross margin percentage	55.5%	16.5%	39.0%

Cost of revenues for electricity decreased in the three months ended March 31, 2022 compared to the same period in 2021 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 40.1% in the three months ended March 31, 2022 compared to the same period in 2021. A significant portion of the decrease in the average cost of electricity resulted from the favorable results of hedging activities for the three months ended March 31, 2022 compared to the same period in 2021 and the incremental cost incurred in the three months ended March 31, 2021 as an effect of a major winter storm in Texas as discussed above. Gross margin on electricity sales increased in the three months ended March 31, 2022 compared to the same period in 2021 because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for natural gas increased in the three months ended March 31, 2022 compared to the same period in 2021 primarily because of increases in natural gas consumption by GRE's REPs' customers and in average unit cost of natural gas. The average unit cost of natural gas increased 9.1% in the three months ended March 31, 2022 compared to the same period in 2021. Gross margin on natural gas sales increased in the three months ended March 31, 2022 compared to the same period in 2021 because the average rate charged to customers increased more than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases in marketing and customer acquisition costs and employee-related costs partially offset by a decrease in legal settlement costs. Employee-related expenses increased by $1.1 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in accrued bonuses as a result of improved results of operations during the period. Marketing expenses increased by $2.0 million in three months ended March 31, 2022 compared to the same period in 2021 as a result of expansion of marketing activities to offset the effect of COVID-19 related to public health restrictions to traditional customer acquisition methods. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 15.2% in the three months ended March 31, 2021 to 19.6% in the three months ended March 31, 2022.

GRE International Segment

GRE International holds our stakes in REPs outside of North America. These businesses currently include our controlling stakes in Lumo Finland and Lumo Sweden and included Genie Japan prior to its sale in May 2021. GRE International also holds our stake in Orbit, which discontinued operations at the end of November 2021.

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

On April 26, 2021, we entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, we agreed to sell our interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. On May 11, 2021, upon the terms and subject to the conditions of Purchase Agreement, we completed the divestiture of Genie Japan for an aggregate cash consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). Hanhwa also assumed the outstanding loans payable of Genie Japan. We paid $0.6 million of commission to certain former employees of Genie Japan and recognized a pre-tax gain of $4.2 million from the divestiture. For the three months ended March 31, 2021, Genie Japan had revenues and cost of revenues of $3.2 million and $5.4 million, respectively.

	Three Months Ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenues
Electricity	$12,404	$14,226	$(1,822)	(12.8)%
Others	199	109	90	82.6
Total revenues	$12,603	$14,335	$(1,732)	(12.1)
Cost of revenue	14,168	17,765	(3,597)	(20.2)
Gross loss	(1,565)	(3,430)	1,865	(54.4)
Selling, general and administrative expenses	1,243	2,121	(878)	(41.4)
Loss from operations	$(2,808)	$(5,551)	$(2,743)	(49.4)%

Meters served by GRE International's REPs decreased to 61,000 at March 31, 2022 from 67,000 at December 31, 2021 primarily a “strategic pause” on customer acquisition to protect margins due to unfavorable market conditions that started in the fourth quarter 2021.

RCEs of GRE International at March 31, 2022 decreased to 38,000 from 40,000 at December 31, 2021 primarily from the "strategic pause" as discussed above.

Revenues. GRE International's revenues decreased in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the sale of Genie Japan in May 2021 partially offset by increases in revenues in  Lumo Finland and Lumo Sweden. Revenues from Genie Japan were $3.2 million for the three months ended March 31, 2021. The increase in revenues from Lumo Finland and Lumo Sweden from the three months ended March 31, 2022 compared to the same period in 2021 was due to an increase in the average price charged to customers which increased by 138.0%, partially offset by the decrease in electricity consumption which decreased by 39.5%. The increase in the average price charged to customers in the three months ended March 31, 2022 compared to the same period in 2021 is due to a significant increase in the price of electricity in the wholesale market.

Cost of Revenues. GRE International's cost of revenue decreased in three months ended March 31, 2022 compared to the same period in primarily due to the sale of Genie Japan in May 2021 partially offset by an increase in the cost of revenue in Lumo Finland and Lumo Sweden. Cost of revenue from Genie Japan was $5.4 million for the three months ended March 31, 2021. The increases in cost of revenues from Lumo Finland and Lumo Sweden from the three months ended March 31, 2022 compared to the same period in 2021 was due to an increase in the average cost of electricity which increased by 141.7%, partially offset by the decrease in electricity consumption as discussed above.

Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses in three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the sale of Genie Japan in May 2021.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a 60.0% controlling interest.

	Three Months Ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenues	$2,042	$2,488	$(446)	(17.9)%
Cost of revenue	1,518	1,370	148	10.8
Gross profit	524	1,118	(594)	(53.1)
Selling, general and administrative expenses	1,003	559	444	79.4
(Loss) income from operations	$(479)	$559	$1,038	(185.7)%

Revenue. Genie Renewables' revenues decreased in the three months ended March 31, 2022 compared to the same period in 2021. The decrease in revenues was the result of a decrease in the activities of Genie Solar projects and commissions from selling third-party products to customers by CityCom Solar. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenue increased in the three months ended March 31, 2022 compared to the same period in 2021. The increase in cost revenues was due to an increase in commissions paid out by Diversegy.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees at Genie Solar.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended March 31,		Change
	2022	2021	$	%
General and administrative expenses and loss from operations	$2,456	$1,677	$779	46.5%

Corporate general and administrative expenses increased in three months ended March 31, 2022 compared to the same period in 2021 primarily because of increases in employee related cost and in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense increased to 2.5% in the three months ended March 31, 2022 from 1.6% in the three months ended March 31, 2021.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.8 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.9 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three months ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Income from operations	$24,433	$(5,465)	$29,898	547.1%
Interest income	17	84	(67)	(79.8)
Interest expense	(50)	(182)	132	(72.5)
Other income (loss), net	(498)	407	(905)	(222.4)
Unrealized gain on marketable equity securities and investments	(652)	4,107	(4,759)	nm
Provision for benefit from income taxes	(6,514)	(535)	(5,979)	1,117.6
Net income (loss) from discontinued operations	16,736	(1,584)	18,320	1,156.6
Loss from discontinued operations, net of tax	—	(1,110)	1,110	100.0
Net income (loss)	16,736	(2,694)	19,430	721.2
Net (loss) income attributable to noncontrolling interests	(1,153)	(708)	(445)	62.9
Net income attributable to Genie	$17,889	$(1,986)	$19,875	1,000.8%

nm—not meaningful

Other Income (loss), net.  Other income (loss), net in the three months ended March 31, 2022 and 2021 consisted primarily foreign currency transactions.

Provision for Income Taxes. The change in the reported tax rate for the three months ended March 31, 2022 compared to the same period in 2021, is a result of favorable results of operations in the U.S. and changes in the mix of jurisdiction in which taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Net Loss Attributable to Noncontrolling Interests. The increase in net loss attributable to noncontrolling interests in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in the share of noncontrolling interest in net losses of CCE.

Unrealized gain on marketable equity securities and investments. The unrealized gain (loss) on marketable equity securities and investment for the three months ended March 31, 2022 pertains to the appreciation of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax in the three months ended March 31, 2021 is mainly due to losses incurred from the operations of Orbit.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $88.2 million balance of unrestricted cash and cash equivalents that we held at March 31, 2022 will be sufficient to meet our currently anticipated cash requirements for at least the period from April 1, 2022 to May 9, 2022.

At March 31, 2022, we had working capital (current assets less current liabilities) of $96.0 million.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows provided by (used in):
Operating activities	$18,340	$(5,744)
Investing activities	(1,628)	(1,007)
Financing activities	(2,375)	(370)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(69)
Cash balances transferred to assets held for sale	—	(587)
Increase in cash, cash equivalents and restricted cash of continuing operations	14,364	(7,777)
Cash flows used in discontinued operations	(21,832)	(4,209)
Net decrease in cash, cash equivalents and restricted cash	$(7,468)	$(11,986)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $18.3 million in the three months ended March 31, 2022 compared to net cash used in operating activities of $5.7 million in the three months ended March 31, 2021. Net income after non-cash adjustments of continuing operations increased cash flows by $22.9 million for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily the result of favorable results of operations in the  three months ended March 31, 2022 compared to the same period in 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities increased cash flows by $1.2 million for the three months ended March 31, 2022, compared to the same period in 2021.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2022, we were in compliance with such covenants. At March 31, 2022, restricted cash—short-term of $1.3 million and trade accounts receivable of $47.9 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $10.8 million at March 31, 2022.

We had purchase commitments of $132.5 million at March 31, 2022, of which $94.9 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended March 31, 2022 and 2021. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2022 will be between $0.5 to $1.0 million.

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

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. Following a hearing held on March 30, 2022, the Court issued an order dated April 4, 2022 which granted the Administrator’s petition to recognize the U.K. administration proceeding as a foreign main proceeding, and the U.K. Administrators as its foreign representatives, along with related relief. Although the Court's order did recognize that the realization of any Orbit assets located in the United States, other than the funds (the status of which remain subject to dispute), would be entrusted to the Administrators, rather than redirect or transfer the funds to the Administrators (per their petition), the Court ordered that the entirety of the funds would be deposited in the Court’s registry and subject to its control. On April 4, 2022, the $28.3 million was transferred to the Court's registry. Subsequent to the first quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and expects the transfer to take place in short order. We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with a significant surplus to be returned to us).

 Financing Activities

In each of the three months ended March 31, 2022 and 2021, we paid aggregate quarterly Base Dividends of $0.1594 per share, $0.4 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On April 14, 2022, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share of our Preferred Stock. The dividend will be paid on or about May 16, 2022 to stockholders of record as of the close of business on May 6, 2022.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

On February 7, 2022, the Board of Directors reversed its earlier suspension of quarterly dividends and declared a quarterly dividend of $0.075 per share on our Class a common stock and Class B Common Stock. The dividend was paid on March 1, 2022. On May 3, 2022, our Board of Directors declared a quarterly dividend of $0.075 per share of our Class A common stock and Class B Common Stock. The dividend will be paid on or about May 31, 2022 to stockholders of record as of the close of business on May 20, 2022.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under this program in the three months ended March 31, 2022 and 2021. At March 31, 2022, 5.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On March 21, 2020, our Board of Directors approved a program to redeem up to $4.0 million worth of our Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There were no redemptions under this program in the three months ended March 31, 2022 and 2021.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, our Board of Directors authorized to redeem $2.0 million of our Preferred Stock during the second quarter of 2022.

On May 13, 2020, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurred interest at 3.0% per annum and was payable monthly. At March 31, 2022, $0 million was outstanding under the loan agreement. March 31, 2022 and December 31, 2021, the effective interest rate was 3.0%. In May 2021, the Company completed the divestiture of Genie Japan including balance of the May 2020 Loan.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2022. The Company continues to have an aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of March 31, 2022, there is no issued letter of credit from the Credit Line. At March 31, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In three months ended March 31, 2022, we paid $0.1 million to repurchase 12,492 shares of our Class B common stock of our Class B common stock tendered by our employee and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2022, the Company had outstanding aggregate performance bonds of $15.5 million and minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2022 had remained the same as in the three months ended March 31, 2021, our gross profit from electricity sales would have decreased by $29.8 million and our gross profit from natural gas sales would have increased by $2.7 million in the three months ended March 31, 2022.

Hypothetically, for our GRE International segment, if our gross loss per unit in the three months ended March 31, 2022 had remained the same as in the three months ended March 31, 2021, our gross loss from electricity sales would have increased by $3.2 million in the three months ended March 31, 2022.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation. As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2022:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2022	12,492	(2)	$5.65	—	5,308,366
February 1–28, 2022	—		—	—	5,308,366
March 1–31, 2022	—		—	—	5,308,366
Total	12,492		$—	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Pertains to 12,492 Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. This purchase does not pertain to the existing stock repurchase program.

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

Genie Energy Ltd.

May 9, 2022	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 9, 2022	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

