Form 10-Q
period 2022-06-30
Genie Energy Ltd.
filed 2022-08-08
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 5, 2022, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,313,113 shares (excluding 2,689,645 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$61,093	$95,492
Restricted cash—short-term	5,658	6,657
Marketable equity securities	490	1,336
Trade accounts receivable, net of allowance for doubtful accounts of $4,480 and $6,365 at June 30, 2022 and December 31, 2021, respectively	43,881	52,357
Inventory	16,043	17,720
Prepaid expenses	6,843	4,994
Other current assets	48,392	21,789
Current assets of discontinued operations	18,680	—
Total current assets	201,080	200,345
Property and equipment, net	347	297
Goodwill	11,617	11,755
Other intangibles, net	3,408	3,648
Deferred income tax assets, net	4,581	4,259
Other assets	18,202	9,161
Total assets	$239,235	$229,465
Liabilities and equity
Current liabilities:
Trade accounts payable	26,188	33,554
Accrued expenses	33,771	39,523
Income taxes payable	10,903	9,792
Due to IDT Corporation, net	148	532
Other current liabilities	4,311	2,125
Current liabilities of discontinued operations	—	30,766
Total current liabilities	75,321	116,292
Other liabilities	10,660	2,384
Total liabilities	85,981	118,676
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 2,087 and 2,322 shares issued and outstanding at June 30, 2022 and December 31, 2021	17,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2022 and December 31, 2021	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 26,712 and 26,620 shares issued and 24,055 and 24,615 shares outstanding at June 30, 2022 and December 31, 2021, respectively	267	266
Additional paid-in capital	144,818	143,249
Treasury stock, at cost, consisting of 2,657 and 2,005 shares of Class B common stock at June 30, 2022 and December 31, 2021	(18,519)	(14,034)
Accumulated other comprehensive income	1,123	3,160
Retained earnings (accumulated deficit)	18,361	(29,115)
Total Genie Energy Ltd. stockholders’ equity	163,809	123,285
Noncontrolling interests	(10,555)	(12,496)
Total equity	153,254	110,789
Total liabilities and equity	$239,235	$229,465

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues:
Electricity	$60,832	$68,681	$132,616	$156,294
Natural gas	10,098	5,082	34,601	22,362
Other	4,096	2,616	6,337	5,214
Total revenues	75,026	76,379	173,554	183,870
Cost of revenues	7,552	55,171	60,539	150,008
Gross profit	67,474	21,208	113,015	33,862
Operating expenses and losses:
Selling, general and administrative (i)	18,998	16,672	40,107	34,790
Income (loss) from operations	48,476	4,536	72,908	(928)
Interest income	48	10	65	20
Interest expense	(52)	(103)	(102)	(212)
Unrealized (loss) gain on marketable equity securities and investments	(146)	2,915	(799)	7,022
Gain on sale of subsidiary	—	4,226	—	4,226
Other (loss) income, net	(372)	39	(869)	447
Income before income taxes	47,954	11,623	71,203	10,575
Provision for income taxes	(10,581)	(3,143)	(17,094)	(3,679)
Net income from continuing operations	37,373	8,480	54,109	6,896
Loss from discontinued operations, net of taxes	—	(3,195)	—	(4,305)
Net income	37,373	5,285	54,109	2,591
Net income (loss) attributable to noncontrolling interests	2,894	(82)	1,741	(790)
Net income attributable to Genie Energy Ltd.	34,479	5,367	52,368	3,381
Dividends on preferred stock	(624)	(370)	(994)	(740)
Net income attributable to Genie Energy Ltd. common stockholders	$33,855	$4,997	$51,374	$2,641

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$33,855	$8,192	$51,374	$6,946
Loss from discontinued operations	—	(3,195)	—	(4,305)
Net income attributable to Genie Energy Ltd. common stockholders	$33,855	$4,997	$51,374	2,641

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Income from continuing operations	$1.33	$0.31	$2.01	$0.27
Loss from discontinued operations	—	(0.12)	—	(0.17)
Net income attributable to Genie Energy Ltd. common stockholders	$1.33	$0.19	$2.01	$0.10
Diluted
Income from continuing operations	$1.30	$0.31	$1.97	$0.26
Loss from discontinued operations	—	(0.12)	—	(0.16)
Net income attributable to Genie Energy Ltd. common stockholders	$1.30	$0.19	$1.97	$0.10

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,463	25,804	25,613	25,903
Diluted	26,070	26,227	26,088	26,446

Dividends declared per common share	$0.075	$—	$0.150	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$730	$559	$1,570	$1,148

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$37,373	$5,285	$54,109	$2,591
Other comprehensive loss:
Foreign currency translation adjustments	(2,139)	105	(1,837)	(237)
Comprehensive income	35,234	5,390	52,272	2,354
Comprehensive gain attributable to noncontrolling interests	(3,131)	82	(1,941)	560
Comprehensive income attributable to Genie Energy Ltd.	$32,103	$5,472	$50,331	$2,914

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	339	—	(37)	302
Net income (loss) for three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,153)	16,736
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,964)	—	(1,964)
Stock-based compensation	—	—	—	—	—	—	730	—	—	—	—	730
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(4,414)	—	—	—	(4,414)
Exercise of Class B common stock warrants	—	—	—	—	73	1	(1)	—	—	—	—	—
Redemption of Preferred Stock	(235)	(2,000)	—	—	—	—	—	—	—	—	—	(2,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,376)	—	237	(2,139)
Net income (loss) for three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	34,479	2,894	37,373
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

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

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities
Net income	$54,109	$2,591
Net loss from discontinued operations, net of tax	—	(4,305)
Net income from continuing operations	54,109	6,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	532	696
Deferred income taxes	7,019	2,972
Provision for doubtful accounts receivable	1,301	1,092
Unrealized loss (gain) marketable equity securities and investment	799	(7,022)
Stock-based compensation	1,570	1,148
Equity in the net loss (income) in equity method investees	249	(164)
Gain on sale of subsidiaries	—	(4,226)
Change in assets and liabilities:
Trade accounts receivable	7,175	(621)
Inventory	1,677	1,277
Prepaid expenses	(1,849)	(1,211)
Other current assets and other assets	(34,212)	(3,387)
Trade accounts payable, accrued expenses and other current liabilities	(11,546)	(170)
Due to IDT Corporation	(384)	47
Income taxes payable	1,111	625
Net cash provided by (used in) operating activities of continuing operations	27,551	(2,048)
Net cash used in discontinued operations	—	(3,824)
Net cash provided by (used in) operating activities	27,551	(5,872)
Investing activities
Capital expenditures	(60)	(80)
Proceeds from the sale of subsidiary, net of cash disposed	—	4,550
Investment in notes receivables with related party	(1,388)	—
Purchase of marketable equity securities and other investment	(800)	(1,000)
Repayment of notes receivable	19	13
Net cash (used in) provided by investing activities of continuing operations	(2,229)	3,483
Net cash used in investing activities of discontinued operations	(49,446)	—
Net cash (used in) provided by investing activities	(51,675)	3,483
Financing activities
Dividends paid	(4,669)	(740)
Repurchases of Class B common stock from employees	(71)	—
Repurchase of Class B common stock	(4,414)	(2,435)
Redemption of preferred stock	(2,000)	—
Net cash used in by financing activities	(11,154)	(3,175)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(120)	(54)
Net decrease in cash, cash equivalents, and restricted cash	(35,398)	(5,618)
Cash, cash equivalents, and restricted cash (including discontinued operations) at beginning of period	102,149	43,184
Cash, cash equivalents and restricted cash (including discontinued operations) at end of the period	66,751	37,566
Less: Cash of discontinued operations at end of period	—	1,906
Cash, cash equivalents, and restricted cash (excluding discontinued operations) at end of period	$66,751	$35,660

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GRE International holds the Company's 91.6% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland, and its 97.7% interest in Lumo Energi AB ("Lumo Sweden"). GRE International also held the Company's 98.8% interest in venture in Japan, which the Company sold on May 11, 2021. GRE International also holds 100% interest in Orbit Energy, a REP operating in the United Kingdom ("U.K."), which was discontinued in November 2021 as discussed below.

Genie Renewables consists of Genie Solar Energy ("Genie Solar"), a rooftop solar system sales and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, Diversegy LLC ("Diversegy"), an energy broker for commercial customers, and GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and solar energy project management.

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

The Company determined that the discontinued operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021 and the Company estimated the remaining liability related to its ownership of Orbit.

Energy Price Volatility in Texas and Japan

In January 2021, weather volatility and the lack of adequate gas reserves significantly increased the price of energy at Japan Electric Power Exchange ("JEPX") for an extended period of time. The spike in demand associated with this situation, exposed Genie Japan to unexpected cost increases. Genie Japan incurred approximately $2.5 million in additional costs related to the price increases, which were included in the cost of revenue in the six months ended June 30, 2021.

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, with was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. GRE recognized approximately $13.0 million in additional costs of revenue for the six months ended June 30, 2021.

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

In September 2021, the Public Utility Commission of Texas ("PUC") approved the Debt Obligation Order to grant ERCOT's application for a debt financing mechanism to pay for certain costs associated with Winter Storm Uri. Under the Debt Obligation Order, the amount that the Company is entitled to recover increased to approximately $3.4 million. In the third quarter of 2021, the Company recorded an additional reduction in the cost of revenues of $1.9 million for an aggregate amount of $3.4 million for the year ended December 31, 2021. In June 2022, the Company received $3.5 million refund related to the cost of Winter Storm Uri.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$61,093	$95,492
Restricted cash—short-term	5,658	6,657
Total cash, cash equivalents, and restricted cash	$66,751	$102,149

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of  December 31, 2021 is cash received from Orbit Energy (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Natural gas	$2,130	$1,891
Renewable credits	13,737	15,610
Solar Panels:
Finished goods	176	219
Totals	$16,043	$17,720

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

Incumbent utility companies in most of the service territories in which GRE's REPs operate offer purchase of receivable, or POR programs, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

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

The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales commissions to acquire customers meet the requirements to be capitalized. For GRE, the Company applies a practical expedient to expense costs as incurred for sales commissions to acquire customers as the period would have been one year or less. Incremental customer acquisition cost of certain GRE International entities are capitalized and amortized over the range of between eighteen and twenty-four months. These costs and the related amortization are recorded within sales and marketing expenses. Total capitalized customer acquisition costs to obtain customer contracts were $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Total capitalized customer acquisition costs to obtain customer contracts were $0.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, customer acquisition costs of $0.5 million and $0.1 million included in other current assets and other assets, respectively, on the consolidated balance sheet. The Company recognized $0.1 million and $0.2 million of amortization of capitalized customer acquisition cost for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $0.2 million and $0.4 million of amortization of capitalized customer acquisition cost for the six months ended June 30, 2022 and 2021, respectively. The Company continuously monitors its customer relationship periods to ensure compliance with the application of the standard.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2022
Fixed rate	$20,615	$2,311	$—	$22,926
Variable rate	40,217	7,787	—	48,004
Other	—	—	4,096	4,096
Total	$60,832	$10,098	$4,096	$75,026

Three Months Ended June 30, 2021
Fixed rate	$33,967	$808	$—	$34,775
Variable rate	34,714	4,274	—	38,988
Other	—	—	2,616	2,616
Total	$68,681	$5,082	$2,616	$76,379

Six Months Ended June 30, 2022
Fixed rate	$41,120	$6,094	$—	$47,214
Variable rate	91,496	28,507	—	120,003
Other	—	—	6,337	6,337
Total	$132,616	$34,601	$6,337	$173,554

Six Months Ended June 30, 2021
Fixed rate	$72,872	$2,550	$—	$75,422
Variable rate	83,422	19,812	—	103,234
Other	—	—	5,214	5,214
Total	$156,294	$22,362	$5,214	$183,870

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2022
Non-Commercial Channel	$51,299	$6,669	$—	$57,968
Commercial Channel	9,533	3,429	—	12,962
Other	—	—	4,096	4,096
Total	$60,832	$10,098	$4,096	$75,026

Three Months Ended June 30, 2021
Non-Commercial Channel	$51,222	$3,805	$—	$55,027
Commercial Channel	17,459	1,277	—	18,736
Other	—	—	2,616	2,616
Total	$68,681	$5,082	$2,616	$76,379

Six Months Ended June 30, 2022
Non-Commercial Channel	$113,460	$26,305	$—	$139,765
Commercial Channel	19,156	8,296	—	27,452
Other	—	—	6,337	6,337
Total	$132,616	$34,601	$6,337	$173,554

Six Months Ended June 30, 2021
Non-Commercial Channel	$124,368	$18,976	$—	$143,344
Commercial Channel	31,926	3,386	—	35,312
Other	—	—	5,214	5,214
Total	$156,294	$22,362	$5,214	$183,870

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

On October 8, 2020, the Company entered into an agreement (the “Purchase Agreement”) with EGC under which GEUK purchased EGC’s remaining interest in Shoreditch. Following the transaction, Shoreditch became a wholly-owned subsidiary of GEUK.

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

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, the Company transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, the Company deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, the Company decided not to oppose the application, and the $28.3 million was transferred to the account of the Administrator. The Company believes that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which the Company expects to be significant, to be returned to the Company).

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The summary of results of operations of the discontinued operations were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Total revenues	$21,327	$49,178
Cost of revenues	18,769	41,745
Gross profit	2,558	7,433
Selling, general and administrative expenses	5,739	11,724
Net loss before taxes	(3,181)	(4,291)
Provision for income taxes	14	14
Loss from discontinued operations, net of taxes	$(3,195)	$(4,305)

The carrying value of the Company's interest in Orbit was net investments of  $18.7 million as of June 30, 2022 and net liabilities of $30.8 million as December 31, 2021. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of June 30, 2022 and December 31, 2021.

The following table presents a summary of cash flows of the discontinued operations for the six months ended June 30, 2021:

Net loss	$(4,305)
Non-cash items	3,199
Changes in assets and liabilities	(2,718)
Cash flows used in operating activities of discontinued operations	$(3,824)

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

The carrying values of assets and liabilities divested at May 11, 2021 which were previously classified as held for sale included the following:

(in thousands)
Cash	$83
Trade accounts receivable	1,737
Prepaid and other current assets	391
Intangible (license)	540
Other noncurrent assets	296
Accounts payables	(611)
Accrued expenses and other current liabilities	(588)
Loan payable	(1,372)
Cumulative translation adjustment	(181)
Noncontrolling interest	114
Net assets	$409

The assets and liabilities of Genie Japan were included in GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$51,890	$—	$—	$51,890
Liabilities:
Derivative contracts	$4,202	$—	$—	$4,202
December 31, 2021
Assets:
Marketable equity securities	$1,336	$—	$—	$1,336
Derivative contracts	$14,405	$44	$—	$14,449
Liabilities:
Derivative contracts	$1,230	$—	$—	$1,230

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2022 and 2021.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2022 and December 31, 2021, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At June 30, 2022 and December 31, 2021, other assets included notes receivable. At June 30, 2022, the carrying amount of the note receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as June 30, 2022 or December 31, 2021):

	June 30, 2022	December 31, 2021
Customer A	12.5%	na

na-less than 10.0% of consolidated revenue in the period

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the  three and six months ended June 30, 2022 or 2021):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Customer B	na	13.6%	na	na
Customer A	na	10.2	na	na

na-less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2022, GRE’s swaps and options were traded on the Intercontinental Exchange. GRE International's swaps and options were traded through counterparties.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2022 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter 2022	108,368	258,440
Fourth quarter 2022	102,816	1,189,500
First quarter 2023	108,920	1,344,440
Second quarter 2023	53,904	154,000
Third quarter 2023	44,816	114,050
Fourth quarter 2023	51,528	585,150
First quarter 2024	30,576	820,050
Second quarter 2024	11,616	89,550
Third quarter of 2024	8,832	59,400
Fourth quarter of 2024	13,248	60,400
First quarter of 2025	11,472	285,550
Second quarter of 2025	—	258,300
Third quarter of 2025	18,400	230,000
Fourth quarter of 2025	—	230,000

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2022	December 31, 2021
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$43,408	$13,750
Energy contracts and options	Other assets	8,482	699
Total derivatives not designated or not qualifying as hedging instruments — Assets		$51,890	$14,449

Liability Derivatives	Balance Sheet Location	June 30, 2022	December 31, 2021
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$2,584	$697
Energy contracts and options	Other liabilities	1,618	533
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$4,202	$1,230

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2022	2021	2022	2021
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$61,820	$1,908	$99,548	$4,795

Note 8—Other Current Assets and Other Assets

Other current assets consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Fair value of derivative contracts—current	$43,408	$13,750
Receivables from the settlement of derivative contracts	1,617	4,655
Other current assets	3,367	3,384
Total other current assets	$48,392	$21,789

Other assets consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Fair value of derivative contracts—noncurrent	$8,482	$699
Security deposits	5,119	4,867
Right-of-use assets, net of amortization	1,618	1,656
Other assets	2,983	1,939
Total other assets	$18,202	$9,161

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2022 to June 30, 2022:

	GRE	GRE International	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2022	$9,998	$1,757	$—	$11,755
Cumulative translation adjustment	—	(138)	—	(138)
Balance at June 30, 2022	$9,998	$1,619	$—	$11,617

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
June 30, 2022
Patents and trademarks	17.1 years	$3,822	$(1,275)	$2,547
Customer relationships	9.0 years	1,100	(591)	509
Licenses	10.0 years	479	(127)	352
Total		$5,401	$(1,993)	$3,408
December 31, 2021
Trademark	17.1 years	$3,805	$(1,103)	$2,702
Customer relationships	9.0 years	1,100	(530)	570
Licenses	10.0 years	479	(103)	376
Total		$5,384	$(1,736)	$3,648

Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.2 million and $0.3 million in the three and six months ended June 30, 2022, respectively. Amortization expense of intangible assets (including minimal amounts reported in cost of revenues) was $0.3 million and $0.5 million in the three and six months ended June 30, 2021, respectively. The Company estimates that amortization expense of intangible assets will be $0.2 million, $0.4 million, $0.4 million, $0.4 million, $0.3 million and $1.7 million for the remainder of 2022, and for 2023, 2024, 2025, 2026 and thereafter, respectively.

Note 10—Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Renewable energy	$17,911	$23,247
Liability to customers related to promotions and retention incentives	9,079	9,071
Payroll and employee benefit	3,863	3,297
Other accrued expenses	2,918	3,908
Total accrued expenses	$33,771	$39,523

Other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Deferred tax liabilities	$7,342	$—
Fair value of derivative contracts—noncurrent	1,618	533
Other noncurrent liabilities	1,700	1,851
Total other liabilities	$10,660	$2,384

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

	June 30, 2022	December 31, 2021
	(in thousands)
ROU Assets	$1,618	$1,656

Current portion of operating lease liabilities	245	229
Noncurrent portion of operating lease liabilities	1,450	1,495
Total	$1,695	$1,724

At June 30, 2022, the weighted average remaining lease term is 6.9 years and the weighted average discount rate is 6.5%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$299	$183

ROU assets obtained in the exchange for lease liabilities
Operating leases	$98	$—

Future lease payments under operating leases as of June 30, 2022 were as follows:

(in thousands)
Remainder of 2022	$174
2023	352
2024	319
2025	245
2026	239
Thereafter	832
Total future lease payments	2,161
Less imputed interest	(466)
Total operating lease liabilities	$1,695

Rental expenses under operating leases were $0.2 million and $0.3 million in the three and six months ended June 30, 2022. Rental expenses under operating leases were $0.3 million and $0.5 million in the three and six months ended June 30, 2021.
19

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the six months ended June 30, 2022 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 14, 2022	$0.1594	$370	February 7, 2022	February 15, 2022
April 14, 2022	0.1594	370	May 6, 2022	May 16, 2022
May 12, 2022	0.1296	31	May 12, 2022	June 13, 2022

Class A Common Stock and Class B Common Stock
February 7, 2022	$0.0750	$1,934	February 22, 2022	March 1, 2022
May 3, 2022	0.0750	1,964	May 20, 2022	May 31, 2022

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock. However, in February 2022, the Company reinstated the quarterly dividends on our Class A and Class B common stock.

On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to $0.2 million, in respect of the GRE results of operations through December 31, 2021, which the Company paid in May 2022.

In second quarter of 2022, the Company accrued Additional Dividends of $0.1132 per share on its Preferred Stock, equal to $0.2 million, in respect of the GRE results of operations through June 30, 2022, which is expected to be paid around May 15, 2023.

On July 14, 2022, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2022. The dividend will be paid on or about August 15, 2022 to stockholders of record as of the close of business August 8, 2022.

On August 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the second quarter of 2022. The dividend will be paid on or about August 26, 2022 to stockholders of record as of the close of business on August 18, 2022.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three and six months ended June 30, 2022, the Company acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. In the three and six months ended June 30, 2021, the Company acquired 392,932 Class B common stock under the stock purchase program for an aggregate amount of $2.4 million. At June 30, 2022, 4.9 million shares remained available for repurchase under the stock repurchase program.

As of June 30, 2022 and December 31, 2021, there were 2.7 million and 2.0 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of  $18.5 million and $14.1 million, respectively, at a weighted average cost per share of  $6.97 and $7.01, respectively.

On March 21, 2020, the Board of Directors of the Company approved a program to redeem up to $4.0 million par value of the Company's Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There was no redemption under this program in three and Six Months Ended June 30, 2022 and 2021 and the program has terminated.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, the Board of Directors authorized to redeem $2.0 million of the Company's Preferred Stock during the second quarter of 2022. In the three and six months ended June 30, 2022, the Company redeemed 235,294 Preferred Stock under this program for an aggregate amount of $2.0 million. The Company accrued and paid $0.1296 per share on the redeemed Preferred Stock for a minimal aggregate amount.

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

In May 2022, a holder of common stock warrants exercised 209,644 common stock warrants through a cashless exercise and the Company issued 72,657 common shares with the remaining 136,987 warrants being cancelled to settle the exercise price.

As of June 30, 2022, there were outstanding 1,048,218 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

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

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. Similar to the 2011 Plan, the 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock.

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

As of June 30, 2022, there were approximately $5.5 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income (loss)	$622	$(52)	$(364)	$(373)
Aggregate funding paid to (provided by) the Company, net	$1,381	$(125)	$(77)	$(528)

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$287	$559
Trade accounts receivable	420	544
Prepaid expenses and other current assets	426	367
Other assets	359	359
Total assets	$1,492	$1,829
Liabilities and noncontrolling interests
Current liabilities	$497	$547
Due to IDT Energy	5,745	5,668
Noncontrolling interests	(4,750)	(4,386)
Total liabilities and noncontrolling interests	$1,492	$1,829

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reported tax rate	22.1%	27.0%	24.0%	34.8%

The reported tax rate for the three months ended June 30, 2022 was 22.1%, a decrease compared to the same period in 2021. The decrease is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income. The decrease in the reported tax rate for the six months ended June 30, 2022 compared to the same period in 2021 is a result of favorable results of operations in the U.S. and changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions in the prior period.

Note 15— Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,463	25,804	25,613	25,903
Effect of dilutive securities:
Stock options and warrants	475	353	384	468
Non-vested restricted Class B common stock	132	70	91	75
Diluted weighted-average number of shares	26,070	26,227	26,088	26,446

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Shares underlying options and warrants	126	295	126	295
Non-vested deferred stock units	580	610	580	610

Stock options were excluded from the diluted earnings per share computation in the  three and six months ended June 30, 2022 and 2021  because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of June 30, 2022 and 2021.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three and six months ended June 30, 2022, the Company recognized unrealized loss on investment of $0.2 million and $0.8 million, respectively. For the three and six months ended June 30, 2022, the Company recognized unrealized gain on investment of $2.9 million and $6.5 million, respectively.  At June 30, 2022, the carrying values of investments in the common stock was $0.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Amount IDT charged the Company	$387	$268	$780	$518
Amount the Company charged IDT	$30	$33	$67	$72
Amount Rafael charged the Company	$58	$57	$115	$113

The following table presents the balance of receivables and payables to IDT and Rafael:

	June 30, 2022	December 31, 2021
	(in thousands)
Due to IDT	$168	$551
Due from IDT	$20	$19
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement requires scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the six months ended June 30, 2022 and 2021 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of June 30, 2022.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2021 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of June 30, 2022. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

In September and October of 2021, the Company purchased from certain related parties interests in GRE International and GEIC (see Note 12 — Equity).

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.7 million as at June 30, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon is a the holder of a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. As of June 30, 2022, the outstanding balance, including accrued interest, of the Ohayon Loan was NIS4.5 million (equivalent to $1.4 million), included in other assets in the consolidated balance sheets.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the six months ended June 30, 2022 and 2021. The carrying value of the Company's investments in Atid was $0.1 million at June 30, 2022 and December 31, 2021 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, a Company subsidiary agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of June 30, 2022, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to NIS5.1 million (equivalent to $1.5 million at June 30, 2022), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at June 30, 2022) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. In May 2021, Atid 613 paid the outstanding balance of the loan of $0.2 million. At June 30, 2022, the balance of loan receivables from Atid 613 was nil.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total

Three Months Ended June 30, 2022
Revenues	$63,161	$8,086	$3,779	$—	$75,026
Income (loss) from operations	14,413	36,365	(517)	(1,785)	48,476
Depreciation and amortization	84	153	11	—	248
Stock-based compensation	230	—	35	465	730
Provision for (benefit from) income taxes	3,705	7,266	—	(390)	10,581

Three Months Ended June 30, 2021
Revenues	$66,977	$7,058	$2,344	$—	$76,379
Income (loss) from operations	5,509	145	334	(1,452)	4,536
Depreciation and amortization	88	216	11	—	315
Stock-based compensation	186	40	—	333	559
Provision for (benefit from) income taxes	2,263	884	—	(4)	3,143

Six Months Ended June 30, 2022
Revenues	$147,044	$20,689	$5,821	$—	$173,554
Income (loss) from operations	44,589	33,557	(997)	(4,241)	72,908
Depreciation and amortization	169	341	21	1	532
Stock-based compensation	476	70	—	1,024	1,570
Provision for (benefit from) income taxes	11,538	6,445	—	(889)	17,094

Six Months Ended June 30, 2021
Revenues	$157,644	$21,394	$4,832	$—	$183,870
Income (loss) from operations	6,712	(5,404)	894	(3,130)	(928)
Depreciation and amortization	205	467	23	1	696
Stock-based compensation	348	72	—	728	1,148
Provision for (benefit from) income taxes	3,449	47	128	55	3,679

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	GRE International	Genie Renewables	Corporate	Total
Total assets:
June 30, 2022	$144,677	$74,214	$5,985	$14,359	$239,235
December 31, 2021	174,442	34,674	3,946	16,403	229,465

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

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the three and six months ended June 30, 2022, Town Square’s gross revenues from sales in Connecticut was $4.4 million and $8.1 million, respectively.

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

In June 2022, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

Other Reviews or Investigations

From time to time regulators may initiate reviews, compliance checks or issue subpoenas for information as means to evaluate the Company and its subsidiaries’ compliance with applicable laws, rules, regulations and practices.

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded as required, has challenged the merits of the subpoena and investigation. Residents Energy denies any wrongdoing on its part. As of June 30, 2022, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and six months ended June 30, 2022, Resident Energy’s gross revenues from sales in Illinois was $6.1 million and $14.4 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three and six months ended June 30, 2022, Town Square’s gross revenues from sales in Maine was $0.4 million and $0.8million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $130.9 million at June 30, 2022, of which $103.7 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2022 are expected to be paid as follows:

(in thousands)
Remainder of 2022	$45,148
2023	68,226
2024	16,530
2025	1,005
2026	—
Thereafter	—
Total payments	$130,909

In the three months ended June 30, 2022, the Company purchased $12.1 million and $7.0 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2022, the Company purchased $25.4 million and $10.5 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended June 30, 2021, the Company purchased $6.6 million and $5.8 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2021, the Company purchased $6.5 million and $8.4 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2022, GRE had commitments to purchase renewable energy credits of $27.2 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2022, GRE had aggregate performance bonds of $15.5 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2022, the Company was in compliance with such covenants. At June 30, 2022, restricted cash—short-term of $0.5 million and trade accounts receivable of $42.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.2 million at June 30, 2022.

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

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2022. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, June 30, 2022, there are no letters of credit issued by JP Morgan Chase Bank. At June 30, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Note 21—Subsequent Events

Lumo Finland and Lumo Sweden

In July 2022, the Company initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Finland and Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million) before fees and other costs. The sale price is expected to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instruments sold was €35.8 million (equivalent to $35.8 million) as of June 30, 2022.

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for nominal consideration. The Company is exploring alternatives for ongoing servicing of the customers of Lumo Finland.

The aggregate net assets of Lumo Finland and Lumo Sweden was $39.8 million as of June 30, 2022, including $35.8 million in the net book value of derivative contracts disclosed above. The aggregate revenue of Lumo Finland and Lumo Sweden was $8.1 million and $20.7 million in the three and six months ended June 30, 2022, respectively and $6.3 million and $17.5 million in the three and six months ended June 30, 2021, respectively. The assets, liabilities and results of operations of Lumo Finland and Sweden are included in the GRE International segment.

The Company anticipates that the assets and liabilities of Lumo Finland and Lumo Sweden that are expected to be sold or disposed will be reclassified as assets and liabilities held for sale. A potential disposal would represent a strategic shift that would have a major effect on the Company’s operations and financial statements and would be accounted for as a discontinued operation upon completion of disposal in 2022. Upon completion of the disposal of the assets and liabilities of Lumo Finland and Lumo Sweden, the remaining assets and liabilities of GRE International would be combined with the corporate segment.

Redemption of Preferred Stock

In July 2022, the Company elected to exercise its right to redeem 117,647 shares of its outstanding Preferred Stock on August 15, 2022 (the “Redemption Date”) at a price of $8.50 per share (an aggregate of $1.0 million), together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date.

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

GRE International holds the Company's interest in REPs that serve retail customers in Scandinavia. It holds 91.6% controlling interest in Lumo Energia Oyj ("Lumo Finland"), a REP serving residential customers in Finland and 97.7% interest in Lumo Energi AB ("Lumo Sweden"). GREI previously held 98.8% in Genie Japan that was sold in May 2021. GRE International also holds a 100% ownership of Orbit Energy, a REP operating in the U.K., which was discontinued in November 2021 as discussed below.

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

Discontinued Operations in United Kingdom

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

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Lumo Finland and Lumo Sweden

In July 2022, we initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, we entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Finland and Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million) before fees and other costs. The sale price is expected to be settled monthly based on monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instrument sold was €35.8 million (equivalent to $35.8 million) as of June 30, 2022.

In July 2022, Lumo Sweden entered into a transaction to transfer effective August 5, 2022, its customers to a third party for nominal consideration. We are exploring alternatives for ongoing servicing of the customers of  Lumo Finland.

The aggregate net assets of Lumo Finland and Lumo Sweden were $39.8 million as of June 30, 2022, including the $35.8 million in net book value of derivative contracts disclosed above. The aggregate revenue of Lumo Finland and Lumo Sweden was $8.1 million and $20.7 million in the three and six months ended June 30, 2022, respectively and $6.3 million and $17.5 million in the three and six months ended June 30, 2021, respectively. The assets, liabilities and results of operations of Lumo Finland and Lumo Sweden are included in GRE International segment.

We anticipate that the assets and liabilities of Lumo Finland and Lumo Sweden that are expected to be sold or disposed will be reclassified as assets and liabilities held for sale. A potential disposal would represent a strategic shift that would have a major effect on our operations and financial statements and would be accounted for as a discontinued operation upon completion of disposal in 2022. Upon completion of the disposal of the assets and liabilities of Lumo Finland and Lumo Sweden, the remaining assets and liabilities of GRE International would be combined with the corporate segment.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated income from operations for the three and six months ended June 30, 2022 increased by  $43.9 million and $73.8 million compared to the same periods in 2021.

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

Beginning in 2021, public health restrictions were eased in most of our markets which has allowed us to resume face-to-face sales and marketing. We believe that the impact of public health restrictions on our meter acquisition efforts has dissipated, however, any reversal of the easing of restrictions would impact that situation.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 84.2% and 84.7% of our consolidated revenues in the three and six months ended June 30, 2022, respectively and 87.7% and 85.7% of our consolidated revenues in the three and six months ended June 30, 2021, respectively.

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.9% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2021 and 2020, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.8% and 31.8% of GRE’s electricity revenues for 2021 and 2020, respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

In September 2021, the Public Utility Commission of Texas ("PUC") approved the Debt Obligation Order to grant ERCOT's application for a debt financing mechanism to pay for certain costs associated with Winter Storm Uri. Under the Debt Obligation Order, the amount that the Company is entitled to recover increased to approximately $3.4 million. In the third quarter of 2021, the Company recorded an additional reduction in the cost of revenues of $1.9 million for an aggregate amount of $3.4 million for the year ended December 31, 2021. In June 2022, the Company received a $3.5 million refund related to the cost of Winter Storm Uri.

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2022 the associated cost was approximately 1.0% and 1.1% of GRE's revenue, respectively and approximately 1.0% for the three and six months ended June 30, 2021. At June 30, 2022, 85.0% of GRE’s net accounts receivables were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of June 30, 2022 or December 31, 2021.

	June 30, 2022	December 31, 2021
Customer A	12.5%	na

na-less than 10.0% of consolidated revenue in the period

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the  three and six months ended June 30, 2022 or 2021):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Customer B	na	13.6%	na	na
Customer A	na	10.2	na	na

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

As of June 30, 2022, Town Square’s Connecticut customer base represented 6.9% of GRE’s total meters served and 7.8% of the total RCEs of GRE’s customer base. For three and six months ended June 30, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut were $4.4 million and $8.1 million, respectively.

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

Three and Six Months Ended June 30, 2022 and Compared to Three and Six Months Ended June 30, 2021

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues:
Electricity	$53,063	$61,895	$(8,832)	(14.3)%	$112,443	$135,282	$(22,839)	(16.9)%
Natural gas	10,098	5,082	5,016	98.7	34,601	22,362	12,239	54.7
Total revenues	63,161	66,977	(3,816)	(5.7)	147,044	157,644	(10,600)	(6.7)
Cost of revenues	34,159	48,657	(14,498)	(29.8)	71,459	124,358	(52,899)	(42.5)
Gross profit	29,002	18,320	10,682	58.3	75,585	33,286	42,299	127.1
Selling, general and administrative expenses	14,589	12,811	1,778	13.9	30,996	26,574	4,422	16.6
Income from operations	$14,413	$5,509	$8,904	(161.6)%	$44,589	$6,712	$37,877	564.3%

Revenues. Electricity revenues decreased by 14.3% in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was due to a decline in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the three months ended June 30, 2022 compared to the same period in 2021. Electricity consumption by GRE’s REPs' customers decreased by 33.6% in the three months ended June 30, 2022, compared to the same period in 2021. The decrease in electricity consumption reflected a 0.8% decrease in average consumption per meter and a 33.1% decrease in the average number of meters served. The reduction in meters served was driven, in part, by our decision to pause certain customer acquisitions efforts and allow certain lower margin customers, including those acquired through municipal aggregation deals to move to other suppliers. The average rate per kilowatt hour sold increased 29.1% in the three months ended June 30, 2022 compared to the same period in 2021. The increase is due to the increase in the average wholesale price of electricity in the three months ended June 30, 2022 compared to the same period in 2021.

Electricity revenues decreased by 16.9% in the six months ended June 30, 2022 compared to the same period in 2021. The decrease was due to a decline in electricity consumption partially offset by an increase in the average price charged per kilowatt hour charged to customers in the six months ended June 30, 2022 compared to the same period in 2021. Electricity consumption by GRE’s REPs' customers decreased by 35.3% in the six months ended June 30, 2022, compared to the same period in 2021. The decrease in electricity consumption reflected a 3.1% decrease in average consumption per meter and a 33.2% decrease in the average number of meters served. As discussed above, the reduction in meters served was driven, in part, by the decision to pause certain customer acquisitions efforts and allow certain lower margin customers to move to other suppliers. The average rate per kilowatt hour sold increased 28.4% in the six months ended June 30, 2022 compared to the same period in 2021. The increase is due to the increase in the wholesale price of electricity in the six months ended June 30, 2022 compared to the same period in 2021.

GRE’s natural gas revenues increased by 98.7% in the three months ended June 30, 2022 compared to the same period in 2021.  The increase in natural gas revenues in the three months ended June 30, 2022 compared to the same period in 2021 was a result of increases in natural gas consumption and in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 57.8% in the three months ended June 30, 2022 compared to the same period in 2021, reflecting a 48.6% increase in average consumption per meter and a 6.2% increase in average meters served in the three months ended June 30, 2022 compared to the same period in 2021. The increase in average consumption per meter in the three months ended June 30, 2022 compared to the same period in 2021 was a result of entering new, natural gas-only markets during the last four quarters and enrolling relatively high average consumption natural gas meters. The average revenue per therm sold increased by 25.9% in the three months ended June 30, 2022, compared to the same period in 2021.

GRE’s natural gas revenues increased by 54.7% in the six months ended June 30, 2022 compared to the same period in 2021.  The increase in natural gas revenues in the six months ended June 30, 2022 compared to the same period in 2021 was a result of increases in natural gas consumption partially offset by a decrease in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 29.1% in the six months ended June 30, 2022 compared to the same period in 2021, reflecting a 21.9% increase in average consumption per meter and a 5.9% increase in average meters served in the six months ended June 30, 2022 compared to the same period in 2021. The average revenue per therm sold increased by 19.9% in the six months ended June 30, 2022, compared to the same period in 2021.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Meters at end of quarter:
Electricity customers	203	209	210	289	292
Natural gas customers	77	77	75	72	69
Total meters	280	286	285	361	361

Gross meter acquisitions in the three months ended June 30, 2022, were 34,000 compared to 35,000 for the same period in 2021. Gross meter acquisitions in the six months ended June 30, 2022, were 79,000 compared to 97,000 for the same period in 2021. The decrease in the gross meter acquisitions for the three and six months ended June 30, 2022 compared to the same period in 2021 was due to a “strategic pause” on certain customer acquisition channels to protect margins due to unfavorable market conditions that started in the fourth quarter 2021.

Meters served slightly decreased by 6,000 meters or 2.1% from March 31, 2022 to June 30, 2022. Meters served slightly decreased by 5,000 meters or 1.8% from December 31, 2021 to June 30, 2022. The decreases in the number of meters served at June 30, 2022 compared to March 31, 2022 and December 31, 2021 were due to a decrease in average churn during the period and the "strategic pause" on certain customer acquisition channels discussed above. GRE's REPs also returned some customers to their underlying utility in certain markets in the fourth quarter of 2021 to minimize the impact of expected higher prices on our margins. In the three months ended June 30, 2022, average monthly churn increased to 4.4% compared to 3.8% for same period in 2021.  In the six months ended June 30, 2022, the average monthly churn slightly increased to 4.5% compared to 4.3% for same period in 2021.

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

(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
RCEs at end of quarter:
Electricity customers	185	182	189	276	272
Natural gas customers	77	78	71	60	58
Total RCEs	262	260	260	336	330

RCEs decreased 20.6% at June 30, 2022 compared to June 30, 2021. The decreases are primarily due to the "strategic pause" on customer acquisitions and transfer of some customers to their underlying utilities as discussed above. RCEs slightly increased by 0.8% at June 30, 2022 compared to December 31, 2021.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenues:
Electricity	$24,526	$45,883	$(21,357)	(46.5)%	$49,723	$112,344	$(62,621)	(55.7)%
Natural gas	9,633	2,774	6,859	247.3	21,736	12,014	9,722	80.9
Total cost of revenues	$34,159	$48,657	$(14,498)	(29.8)%	$71,459	$124,358	$(52,899)	(42.5)%

	Three months ended June 30,			Six months ended June 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Gross margin percentage:
Electricity	53.8%	25.9%	27.9%	55.8%	17.0%	38.8%
Natural gas	4.6	45.4	(40.8)	37.2	46.3	(9.1)
Total gross margin percentage	45.9%	27.4%	18.6%	51.4%	21.1%	30.3%

Cost of revenues for electricity decreased in the three months ended June 30, 2022 compared to the same period in 2021 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 19.7% in the three months ended June 30, 2022 compared to the same period in 2021. A significant portion of the decrease in the average cost of electricity resulted from the favorable results of hedging activities for the three months ended June 30, 2022 compared to the same period in 2021. We recognized gains from derivative instruments of $22.2 million in the three months ended June 30, 2022 compared to $0.2 million recognized in the same period of 2021. Gross margin on electricity sales increased in the three months ended June 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for electricity decreased in the six months ended June 30, 2022 compared to the same period in 2021 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 31.7% in the six months ended June 30, 2022 compared to the same period in 2021. A significant portion of the decrease in the average cost of electricity resulted from the favorable results of hedging activities for the six months ended June 30, 2022 compared to the same period in 2021 and the incremental cost incurred in the six months ended June 30, 2021 as an effect of a major winter storm in Texas as discussed above. We recognized gains from derivative instruments of $53.2 million in the six months ended June 30, 2022 compared to $3.2 million recognized in the same period of 2021. Gross margin on electricity sales increased in the six months ended June 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for natural gas increased in the three months ended June 30, 2022 compared to the same period in 2021 primarily because of increases in natural gas consumption by GRE's REPs' customers and in average unit cost of natural gas. The average unit cost of natural gas increased 120.1% in the three months ended June 30, 2022 compared to the same period in 2021. Gross margin on natural gas sales decreased in the three months ended June 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Cost of revenues for natural gas increased in the six months ended June 30, 2022 compared to the same period in 2021 primarily because of increases in natural gas consumption by GRE's REPs' customers and in average unit cost of natural gas. The average unit cost of natural gas increased 40.2% in the six months ended June 30, 2022 compared to the same period in 2021. Gross margin on natural gas sales decreased in the six months ended June 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expense in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in marketing and customer acquisition costs and employee-related costs partially offset by a decrease in legal settlement costs. Employee-related expenses increased by $0.7 million in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in accrued bonuses as a result of improved results of operations during the period. Marketing and customer acquisition expenses increased by $1.1 million in the three months ended June 30, 2022 compared to the same period in 2021 as a result of expansion of marketing activities to offset the effect of COVID-19 related to public health restrictions to traditional customer acquisition methods. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 19.1% in the three months ended June 30, 2021 to 23.1% in the three months ended June 30, 2022.

The increase in selling, general and administrative expense in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in marketing and customer acquisition costs and employee-related costs partially offset by a decrease in legal settlement costs. Employee-related expenses increased by $1.8 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in accrued bonuses as a result of improved results of operations during the period. Marketing and customer acquisition expenses increased by $3.1 million in the six months ended June 30, 2022 compared to the same period in 2021 as a result of expansion of marketing activities to offset the effect of COVID-19 related to public health restrictions to traditional customer acquisition methods. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.9% in the six months ended June 30, 2021 to 21.1%% in the six months ended June 30, 2022.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues
Electricity	$7,769	$6,786	$983	14.5	$20,173	$21,012	$(839)	(4.0)%
Others	317	272	45	16.5	516	382	134	35.1
Total revenues	$8,086	$7,058	$1,028	14.6	$20,689	$21,394	$(705)	(3.3)
Cost of revenue	(29,568)	5,092	(34,660)	nm	(15,400)	22,858	(38,258)	(167.4)
Gross profit (loss)	37,654	1,966	35,688	nm	36,089	(1,464)	37,553	nm
Selling, general and administrative expenses	1,289	1,821	(532)	(29.2)	2,532	3,940	(1,408)	(35.7)
Income (loss) from operations	$36,365	$145	$36,220	nm	$33,557	$(5,404)	$38,961	nm

nm—not meaningful

Meters served by GRE International's REPs slightly increased to 62,000 at June 30, 2022 from 61,000 at March 31, 2022 and decreased from 67,000 at December 31, 2021 primarily due to a “strategic pause” on customer acquisition to protect margins due to unfavorable market conditions that started in the fourth quarter 2021.

RCEs of GRE International at June 30, 2022 is relatively flat at  40,000 compared to March 31, 2022 and December 31, 2021 primarily due to the "strategic pause" as discussed above.

Revenues. GRE International's revenues increased in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in the average price charged to customers of Lumo Finland and Lumo Sweden partially offset by a decrease in electricity consumption of customers of Lumo Finland and Lumo Sweden and the effect of the sale of Genie Japan in May 2021. The average price charged to customers of Lumo Finland and Lumo Sweden increased by 123.3% for the three months ended June 30, 2022 compared to the same period in 2021. The increase in the average price charged to customers in the three months ended June 30, 2022 compared to the same period in 2021 is due to a significant increase in the price of electricity in the wholesale market. Electricity consumption of customers of Lumo Finland and Lumos Sweden decreased by 26.8% for the three months ended June 30, 2022 compared to the same period in 2021. Revenues from Genie Japan were $0.8 million for the three months ended June 30, 2021.

GRE International's revenues decreased in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the sale of Genie Japan in May 2021 and a decrease in electricity consumption of customers of Lumo Finland and Lumo Sweden partially offset by the increase in the average price charged to customers of Lumo Finland and Lumo Sweden. Revenues from Genie Japan were $3.9 million for the six months ended June 30, 2021. Electricity consumption of customers of Lumo Finland and Lumos Sweden decreased by 35.2% for the six months ended June 30, 2022 compared to the same period in 2021. The average price charged to customers of Lumo Finland and Lumo Sweden increased by 133.7% for the six months ended June 30, 2022 compared to the same period in 2021. The increase in the average price charged to customers in the six months ended June 30, 2022 compared to the same period in 2021 is due to a significant increase in the price of electricity in the wholesale market.

Cost of Revenues. GRE International's cost of revenue decreased in the three months ended June 30, 2022 compared to the same period primarily due to the significant gain recognized from the settlement and change in fair values of hedge instruments held by Lumo Finland and Lumo Sweden. Gain from settlement and change in fair values of hedges of Lumo Finland and Lumo Sweden increased to $39.2 million for the three months ended June 30, 2022 from $1.5 million for the three months ended June 30, 2021. The gains are primarily due to significant volatility in the wholesale electricity market in the Nordic regions since the third quarter of 2021.

GRE International's cost of revenue decreased in the six months ended June 30, 2022 compared to the same period primarily due to the significant gain recognized from the settlement and change in fair values of hedge instruments held by Lumo Finland and Lumo Sweden and the sale of Genie Japan in May 2021. Gain from settlement and change in fair values of hedges of Lumo Finland and Lumo Sweden increased to $39.4 for the six months ended June 30, 2022 from $1.9 million for the six months ended June 30, 2021. Cost of revenue from Genie Japan was $5.9 million for the six months ended June 30, 2021.

Selling, General and Administrative Expenses. The decreases in selling, general and administrative expenses in the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to the sale of Genie Japan in May 2021 partially offset by an increase in employee-related cost as a result of hiring additional personnel during the period.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a 60.0% controlling interest.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$3,779	$2,344	$1,435	61.2	$5,821	$4,832	$989	20.5%
Cost of revenue	2,961	1,422	1,539	108.2	4,480	2,792	1,688	60.5
Gross profit	818	922	(104)	(11.3)	1,341	2,040	(699)	(34.3)
Selling, general and administrative expenses	1,335	588	747	127.0	2,338	1,146	1,192	104.0
(Loss) income from operations	$(517)	$334	$851	(254.8)%	$(997)	$894	$1,891	(211.5)%

Revenue. Genie Renewables' revenues increased in the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in revenues were the result of increases in the activities of Genie Solar projects and commissions from selling third-party products to customers by CityCom Solar. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenue increased in the three and six months ended June 30, 2022 compared to the same periods in 2021. The increases in cost revenues reflects the increase in revenues of Genie Solar and CityCom Solar.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended June 30, 2022 compared to the same period in 2021 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees at Genie Solar.

Corporate

Corporate does not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

(amounts in thousands)	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
General and administrative expenses and loss from operations	$1,785	$1,452	$333	22.9%	4,241	3,130	1,111	35.5

Corporate general and administrative expenses increased in the three and six months ended June 30, 2022 compared to the same period in 2021 primarily because of increases in employee related cost and in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense increased to 2.4% in the three months ended June 30, 2022 from 1.9% in the three months ended June 30, 2021 and decreased to 2.4% in the six months ended June 30, 2022 from 1.7% in the six months ended June 30, 2021.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.7 million and $0.6 million in the three months ended June 30, 2022 and 2021, respectively and $1.6 million and $1.1 million in the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.5 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Income from operations	$48,476	$4,536	$43,940	(968.7)%	$72,908	$(928)	$73,836	nm
Interest income	48	10	38	380.0	65	20	45	225.0
Interest expense	(52)	(103)	51	(49.5)	(102)	(212)	110	(51.9)
Other income (loss), net	(372)	39	(411)	nm	(799)	7,022	(7,821)	(111.4)
Unrealized gain on marketable equity securities and investments	(146)	2,915	(3,061)	nm	(869)	447	(1,316)	(294.4)
Gain from sale of subsidiary	—	4,226	(4,226)	nm	—	4,226	(4,226)	nm
Provision for benefit from income taxes	(10,581)	(3,143)	(7,438)	236.7	(17,094)	(3,679)	(13,415)	364.6
Net income from continuing operations	37,373	8,480	28,893	340.7	54,109	6,896	47,213	684.6
Loss from discontinued operations, net of tax	—	(3,195)	3,195	nm	—	(4,305)	4,305	(100.0)
Net income	37,373	5,285	32,088	(607.2)	54,109	2,591	51,518	nm
Net income (loss) attributable to noncontrolling interests	2,894	(82)	2,976	nm	1,741	(790)	2,531	(320.4)
Net income attributable to Genie Energy Ltd.	$34,479	$5,367	$29,112	(542.4)%	$52,368	$3,381	$48,987	nm

nm—not meaningful

Other Income (loss), net.  Other income (loss), net in the three and six months ended June 30, 2022 and 2021 consisted primarily foreign currency transactions and equity in net loss in equity method investees.

Provision for Income Taxes. The change in the reported tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021, are the result of favorable results of operations in the U.S. and GRE International and changes in the mix of jurisdiction in which taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests in the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to an increase in the share of noncontrolling interest in the net income of Lumo Sweden and Lumo Finland.

Unrealized (loss) gain on Marketable Equity Securities and Investments. The unrealized (loss) gain on marketable equity securities and investment for the three and six months ended June 30, 2022 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Loss (Income) from Discontinued Operations, net of tax. Income from discontinued operations, net of tax in the three and six months ended June 30, 2021 is mainly due to losses incurred from the operations of Orbit.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $61.1 million balance of unrestricted cash and cash equivalents that we held at June 30, 2022 will be sufficient to meet our currently anticipated cash requirements for at least the period from July 1, 2022 to August 8, 2023.

At June 30, 2022, we had working capital (current assets less current liabilities) of $125.8 million.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows provided by (used in):
Operating activities	$27,551	$(2,048)
Investing activities	(2,229)	3,483
Financing activities	(11,154)	(3,175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	(54)
Increase in cash, cash equivalents and restricted cash of continuing operations	14,048	(1,794)
Cash flows used in discontinued operations	(49,446)	(3,824)
Net decrease in cash, cash equivalents and restricted cash	$(35,398)	$(5,618)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $27.6 million in the six months ended June 30, 2022 compared to net cash used in operating activities of continuing operations of $2.0 million in the six months ended June 30, 2021. The increase is primarily the result of favorable results of operations in the  six months ended June 30, 2022 compared to the same period in 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $33.2 million for the six months ended June 30, 2022, compared to the same period in 2021.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2022, we were in compliance with such covenants. At June 30, 2022, restricted cash—short-term of $0.5 million and trade accounts receivable of $42.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $13.2 million at June 30, 2022.

We had purchase commitments of $130.9 million at June 30, 2022, of which $103.7 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended June 30, 2022 and 2021. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2022 will be between $0.5 to $1.0 million.

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

In the first half of 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $0.8 million.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and the Court transferred the $28.3 million to the Administrator. We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

Financing Activities

In each of the six months ended June 30, 2022 and 2021, we paid aggregate quarterly Base Dividends of $0.3188 per share, $0.8 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On April 14, 2022, our Board of Directors declared a quarterly Base Dividend of $0.1594 per share of our Preferred Stock. The dividend will be paid on or about May 16, 2022 to stockholders of record as of the close of business on May 6, 2022.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

On February 7, 2022, the Board of Directors reversed its earlier suspension of quarterly dividends and declared a quarterly dividend of $0.075 per share on our Class a common stock and Class B Common Stock. In the six months ended June 30, 2022, we paid an aggregate quarterly dividends of $0.150 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $3.9 million in aggregate dividends on our common stock for the six months ended June 30, 2022. On August 3, 2022, our Board of Directors declared a quarterly dividend of $0.075 per share of our Class A common stock and Class B Common Stock. The dividend will be paid on or about August 26, 2022 to stockholders of record as of the close of business on August 18, 2022.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the three and six months ended June 30, 2022, the Company acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million.  In the three and six months ended June 30, 2021, the Company acquired 392,932 Class B common stock under the stock purchase program for an aggregate amount of $2.4 million.At June 30, 2022, 4.9 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On March 21, 2020, our Board of Directors approved a program to redeem up to $4.0 million worth of our Preferred Stock in accordance with the Certificate of Designations for the preferred stock. There were no redemptions under this program in the three and six months ended June 30, 2022 and 2021 and the program terminated.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, our Board of Directors authorized to redeem $2.0 million of our Preferred Stock during the second quarter of 2022. In the three and six months ended June 30, 2022, the Company redeemed 235,294 Preferred Stock under the stock purchase program for an aggregate amount of $2.0 million. The Company accrued and paid $0.1296 per share on the redeemed Preferred Stock for a minimal aggregate amount

On May 13, 2020, Genie Japan entered into a Loan Agreement with Tokyo Star Bank for a ¥150.0 million (equivalent to $1.4 million) short-term credit facility ("May 2020 Loan") with maturity date of November 13, 2020. On November 13, 2020, Genie Japan and Tokyo Star Bank amended the May 2020 Loan to extend the maturity date to May 13, 2021. Genie Japan provided a letter of credit issued by JPMorgan Chase in the amount of ¥150.0 million (equivalent to $1.4 million) as collateral. The outstanding principal amount incurred interest at 3.0% per annum and was payable monthly. In May 2021, the Company completed the divestiture of Genie Japan including balance of the May 2020 Loan.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2022. The Company continues to have an aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of June 30, 2022, there is no issued letter of credit from the Credit Line. At June 30, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the six months ended June 30, 2022, we paid $0.1 million to repurchase 12,492 shares of our Class B common stock of our Class B common stock tendered by our employee and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. There was no repurchase from employees in the six months ended June 30, 2021. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2022, the Company had outstanding aggregate performance bonds of $15.5 million and minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2022 had remained the same as in the three months ended June 30, 2021, our gross profit from electricity sales would have decreased by $18.0 million and our gross profit from natural gas sales would have increased by $3.2 million in the three months ended June 30, 2022. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2022 had remained the same as in the six months ended June 30, 2022, our gross profit from electricity sales would have decreased by $48.0 million and our gross profit from natural gas sales would have increased by $0.5 million in the six months ended June 30, 2022.

Hypothetically, for our GRE International segment, if our gross loss per unit in the three months ended June 30, 2022 had remained the same as in the three months ended June 30, 2021, our gross loss from electricity sales would have decreased by $36.3 million in the three months ended June 30, 2022. Hypothetically, for our GRE International segment, if our gross loss per unit in the six months ended June 30, 2022 had remained the same as in the six months ended June 30, 2021, our gross loss from electricity sales would have decreased by $36.5 million in the six months ended June 30, 2022.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized gains from derivative instruments of $61.8 million and $99.5 million in the three and six months ended June 30, 2022, respectively, and $1.9 million and $4.8 million in the three and six months ended June 30, 2021, respectively. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the second quarter of 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2022	—	$—	—	5,538,366
May 1–31, 2022	639,393	6.90	639,393	4,898,973
June 1–30, 2022	—	—	—	4,898,973
Total	639,393	$6.90	639,393

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

The following table provides information with respect to redemption by us of shares of our Preferred stock during the second quarter of 2022:

	Total Number of Shares Redeemed	Average Redemption Price per Share	Total Number of Shares Redeemed as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs
				(in thousands)
April 1–30, 2022	—	$—	—	$2,322,699
May 1–31, 2022	235,294	8.50	235,294	2,087,405
June 1–30, 2022	—	—	—	2,087,405
Total	235,294	$8.50	235,294

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

Genie Energy Ltd.

August 8, 2022	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 8, 2022	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

