Form 10-Q
period 2022-09-30
Genie Energy Ltd.
filed 2022-11-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 7, 2022, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,313,113 shares (excluding 2,689,645 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$81,705	$93,568
Restricted cash—short-term	5,555	6,657
Marketable equity securities	471	1,336
Trade accounts receivable, net of allowance for doubtful accounts of $4,448 and $6,139 at September 30, 2022 and December 31, 2021, respectively	43,524	41,309
Inventory	18,517	17,720
Prepaid expenses	7,806	4,164
Other current assets	8,156	2,354
Current assets of discontinued operations	48,863	33,237
Total current assets	214,597	200,345
Goodwill	9,998	9,998
Other intangibles, net	3,232	3,530
Deferred income tax assets, net	5,203	5,203
Other assets	12,975	9,217
Noncurrent assets of discontinued operations	13,851	1,172
Total assets	$259,856	$229,465
Liabilities and equity
Current liabilities:
Trade accounts payable	18,783	14,541
Accrued expenses	41,803	38,005
Income taxes payable	17,521	9,512
Due to IDT Corporation, net	135	532
Other current liabilities	2,150	1,732
Current liabilities of discontinued operations	5,731	51,970
Total current liabilities	86,123	116,292
Other liabilities	2,159	1,946
Noncurrent liabilities of discontinued operations	9,502	438
Total liabilities	97,784	118,676
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 1,970 and 2,322 shares issued and outstanding at September 30, 2022 and December 31, 2021	16,743	19,743
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2022 and December 31, 2021	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 27,003 and 26,620 shares issued and 24,313 and 24,615 shares outstanding at September 30, 2022 and December 31, 2021, respectively	270	266
Additional paid-in capital	145,552	143,249
Treasury stock, at cost, consisting of 2,690 and 2,005 shares of Class B common stock at September 30, 2022 and December 31, 2021	(18,852)	(14,034)
Accumulated other comprehensive (loss) income	(3,075)	3,160
Retained earnings (accumulated deficit)	34,782	(29,115)
Total Genie Energy Ltd. stockholders’ equity	175,436	123,285
Noncontrolling interests	(13,364)	(12,496)
Total equity	162,072	110,789
Total liabilities and equity	$259,856	$229,465

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenues:
Electricity	$73,764	$82,801	$186,207	$222,005
Natural gas	6,153	3,516	40,754	25,878
Other	1,368	1,338	7,189	6,177
Total revenues	81,285	87,655	234,150	254,060
Cost of revenues	38,142	53,049	114,082	186,152
Gross profit	43,143	34,606	120,068	67,908
Operating expenses and losses:
Selling, general and administrative (i)	19,605	17,143	57,796	49,628
Income from operations	23,538	17,463	62,272	18,280
Interest income	194	8	259	28
Interest expense	(33)	(99)	(135)	(311)
Unrealized gain (loss) on marketable equity securities and investments	57	(5,312)	(742)	1,710
Gain on sale of subsidiary	—	—	—	4,226
Other income (loss), net	156	35	(712)	482
Income before income taxes	23,912	12,095	60,942	24,415
Provision for income taxes	(6,482)	(3,498)	(16,791)	(7,149)
Net income from continuing operations	17,430	8,597	44,151	17,266
Loss (income) from discontinued operations, net of taxes	(1,459)	(10,914)	25,929	(16,991)
Net income (loss)	15,971	(2,317)	70,080	275
Net (loss) income attributable to noncontrolling interests	(2,797)	(31)	(1,056)	(821)
Net income (loss) attributable to Genie Energy Ltd.	18,768	(2,286)	71,136	1,096
Dividends on preferred stock	(454)	(370)	(1,448)	(1,111)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$18,314	$(2,656)	$69,688	$(15)

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$22,259	$8,643	$48,368	$17,303
(Loss) income from discontinued operations	(3,945)	(11,299)	21,320	(17,318)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$18,314	$(2,656)	$69,688	(15)

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Income from continuing operations	$0.88	$0.34	$1.89	$0.67
(Loss) income from discontinued operations	(0.15)	(0.44)	0.83	(0.67)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$0.73	$(0.10)	$2.72	$(0.00)
Diluted
Income from continuing operations	$0.85	$0.34	$1.84	$0.67
(Loss) income from discontinued operations	(0.15)	(0.44)	0.81	(0.67)
Net income (loss) attributable to Genie Energy Ltd. common stockholders	$0.70	$(0.10)	$2.65	$0.00

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,233	25,514	25,623	25,867
Diluted	26,205	25,514	26,261	25,867

Dividends declared per common share	$0.075	$0.225	$—	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$713	$504	$2,232	$1,597

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$15,971	$(2,317)	$70,080	$275
Other comprehensive loss:
Foreign currency translation adjustments	(4,210)	(133)	(6,047)	(370)
Comprehensive income	11,761	(2,450)	64,033	(95)
Comprehensive gain attributable to noncontrolling interests	2,809	(20)	868	540
Comprehensive income attributable to Genie Energy Ltd.	$14,570	$(2,470)	$64,901	$445

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	339	—	(37)	302
Net income (loss) for three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,153)	16,736
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292

	Preferred		Class A		Class B		Additional		Accumulated Other	(Accumulated Deficit)
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,964)	—	(1,964)
Stock-based compensation	—	—	—	—	—	—	730	—	—	—	—	730
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(4,414)	—	—	—	(4,414)
Exercise of Class B common stock warrants	—	—	—	—	73	1	(1)	—	—	—	—	—
Redemption of Preferred Stock	(235)	(2,000)	—	—	—	—	—	—	—	—	—	(2,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,376)	—	237	(2,139)
Net income (loss) for three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	34,479	2,894	37,373
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(454)	—	(454)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,893)	—	(1,893)
Stock-based compensation	—	—	—	—	290	3	734	—	—	—	—	737
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(333)	—	—	—	(333)
Redemption of Preferred Stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(4,198)	—	(12)	(4,210)
Net income (loss) for three months ended September 30, 2022	—	—	—	—	—	—	—	—	—	18,768	(2,797)	15,971
BALANCE AT SEPTEMBER 30, 2022	1,970	$16,743	1,574	$16	27,005	$270	$145,552	$(18,852)	$(3,075)	$34,782	$(13,364)	$162,072

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2021	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	121	1	588	—	—	—	—	589
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(572)	—	230	(342)
Net loss for three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	(1,986)	(708)	(2,694)
BALANCE AT MARCH 31, 2021	2,322	$19,743	1,574	$16	25,952	$261	$141,496	$(9,839)	$3,255	$(59,014)	$(12,494)	$83,424

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2021	2,322	$19,743	1,574	$16	25,952	$261	$141,496	$(9,839)	$3,255	$(59,014)	$(12,494)	$83,424
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	—	—	560	—	—	—	—	560
Repurchase of Class B common stock from stock purchase program	—	—	—	—	—	—	—	(2,435)	—	—	—	(2,435)
Sale of subsidiary	—	—	—	—	—	—	—	—	(182)	—	113	(69)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	105	—	—	105
Net loss for three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	5,367	(82)	5,285
BALANCE AT JUNE 30, 2021	2,322	$19,743	1,574	$16	25,952	$261	$142,056	$(12,274)	$3,178	$(54,017)	$(12,463)	$86,500

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JUNE 30, 2021	2,322	$19,743	1,574	$16	25,952	$261	$142,056	$(12,274)	$3,178	$(54,017)	$(12,463)	$86,500
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Stock-based compensation	—	—	—	—	248	3	528	—	—	—	—	531
Repurchase of Class B common stock from stock purchase program	—	—	—	—	—	—	—	(1,412)	—	—	—	(1,412)
Restricted Class B common stock repurchased from employees	—	—	—	—	—	—	—	(236)	—	—	—	(236)
Acquisition of noncontrolling interest of subsidiary	—	—	—	—	228	2	(797)	—	—	—	795	—
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(184)	—	51	(133)
Net loss for three months ended September 30, 2021	—	—	—	—	—	—	—	—	—	(2,286)	(31)	(2,317)
BALANCE AT SPTEMBER 30, 2021	2,322	$19,743	1,574	$16	26,428	$266	$141,787	$(13,922)	$2,994	$(56,673)	$(11,648)	$82,563

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities
Net income	$70,080	$275
Net income (loss) from discontinued operations, net of tax	25,929	(16,991)
Net income from continuing operations	44,151	17,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	288	343
Deferred income taxes	—	2,880
Provision for doubtful accounts receivable	2,116	1,372
Unrealized loss (gain) marketable equity securities and investment	742	(1,710)
Stock-based compensation	2,232	1,597
Equity in the net loss (income) in equity method investees	91	(215)
Gain on sale of subsidiaries	—	(4,226)
Change in assets and liabilities:
Trade accounts receivable	(4,331)	(12,427)
Inventory	(797)	(6,718)
Prepaid expenses	(3,641)	(1,713)
Other current assets and other assets	(6,084)	(8,829)
Trade accounts payable, accrued expenses and other current liabilities	2,570	7,337
Due to IDT Corporation	(398)	(148)
Income taxes payable	8,009	4,263
Net cash provided by (used in) operating activities of continuing operations	44,948	(928)
Net cash used in discontinued operations	8,150	1,014
Net cash provided by operating activities	53,098	86
Investing activities
Capital expenditures	(1,058)	(158)
Proceeds from the sale of subsidiary, net of cash disposed	—	4,550
Investment in notes receivables with related party	(1,505)	—
Purchase of marketable equity securities and other investments	(1,300)	(1,750)
Repayment of notes receivable	19	14
Net cash (used in) provided by investing activities of continuing operations	(3,844)	2,656
Net cash used in investing activities of discontinued operations	(43,941)	—
Net cash (used in) provided by investing activities	(47,785)	2,656
Financing activities
Dividends paid to Class A and Class B common stock stockholders	(1,104)	—
Dividends paid to preferred stock stockholders	(5,790)	(1,111)
Repurchases of Class B common stock from employees	(409)	(236)
Repurchase of Class B common stock	(4,414)	(3,847)
Redemption of preferred stock	(3,000)	—
Net cash used in by financing activities	(14,717)	(5,194)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	(221)
Net decrease in cash, cash equivalents, and restricted cash	(9,419)	(2,673)
Cash, cash equivalents, and restricted cash at beginning of period	102,149	43,184
Cash, cash equivalents and restricted cash (including discontinued operations) at end of the period	92,730	40,511
Less: Cash of discontinued operations at end of period	5,470	3,910
Cash, cash equivalents, and restricted cash (excluding discontinued operations) at end of period	$87,260	$36,601

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International ("GRE International") and 95.5% of Genie Renewables.

GRE owns and operates retail energy providers (“REPs”), including IDT Energy (“IDT Energy”), Residents Energy (“Residents Energy”), Town Square Energy and Town Square Energy East (collectively, "TSE"), Southern Federal Power ("Southern Federal") and Mirabito Natural Gas (“Mirabito”). GRE's REP businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States and Texas.

Genie Renewables consists of Genie Solar Energy ("Genie Solar"), a solar energy operation and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, Diversegy, an energy broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued Operations in Finland and Sweden

As a result of recent volatility in the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

         The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements. The Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

        Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

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

Energy Price Volatility in Texas and Japan

In January 2021, weather volatility and the lack of adequate gas reserves significantly increased the price of energy at Japan Electric Power Exchange ("JEPX") for an extended period of time. The spike in demand associated with this situation, exposed Genie Japan to unexpected cost increases. Genie Japan incurred approximately $2.5 million in additional costs related to the price increases, which were included in the cost of revenue in the nine months ended September 30, 2021.

In February of 2021, the State of Texas experienced unprecedented cold weather and snow, with was named Winter Storm Uri. With the grid overtaxed due to demand and weather-related reduced supply and rolling blackouts being enforced, by order of the Electricity Reliability Council of Texas ("ERCOT"), real-time commodity prices during the crisis escalated significantly. Although GRE's commitment for their customers in Texas was hedged for foreseen winter weather conditions, the market conditions exposed the Company to significant unexpected cost increases. GRE recognized approximately $1.0 million and $13.0 million in additional costs of revenue for the three and nine months ended September 30, 2021, respectively.

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

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 44.5% and 47.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2022 and 2021, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.3% and 31.8% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2022 and 2021, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$81,705	$93,568
Restricted cash—short-term	5,555	6,657
Total cash, cash equivalents, and restricted cash	$87,260	$100,225

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of  December 31, 2021 is cash received from Orbit Energy (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Natural gas	$4,298	$1,891
Renewable credits	11,737	15,610
Solar Panels:
Finished goods	2,482	219
Totals	$18,517	$17,720

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2022
Fixed rate	$25,374	$1,925	$—	$27,299
Variable rate	48,390	4,228	—	52,618
Other	—	—	1,368	1,368
Total	$73,764	$6,153	$1,368	$81,285

Three Months Ended September 30, 2021
Fixed rate	$42,142	$933	$—	$43,075
Variable rate	40,659	2,583	—	43,242
Other	—	—	1,338	1,338
Total	$82,801	$3,516	$1,338	$87,655

Nine Months Ended September 30, 2022
Fixed rate	$62,822	$8,020	$—	$70,842
Variable rate	123,385	32,734	—	156,119
Other	—	—	7,189	7,189
Total	$186,207	$40,754	$7,189	$234,150

Nine Months Ended September 30, 2021
Fixed rate	$108,919	$3,483	$—	$112,402
Variable rate	113,086	22,395	—	135,481
Other	—	—	6,177	6,177
Total	$222,005	$25,878	$6,177	$254,060

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2022
Non-Commercial Channel	$61,704	$2,723	$—	$64,427
Commercial Channel	12,060	3,430	—	15,490
Other	—	—	1,368	1,368
Total	$73,764	$6,153	$1,368	$81,285

Three Months Ended September 30, 2021
Non-Commercial Channel	$59,646	$1,855	$—	$61,501
Commercial Channel	23,155	1,661	—	24,816
Other	—	—	1,338	1,338
Total	$82,801	$3,516	$1,338	$87,655

Nine Months Ended September 30, 2022
Non-Commercial Channel	$156,425	$29,028	$—	$185,453
Commercial Channel	29,782	11,726	—	41,508
Other	—	—	7,189	7,189
Total	$186,207	$40,754	$7,189	$234,150

Nine Months Ended September 30, 2021
Non-Commercial Channel	$167,794	$20,830	$—	$188,624
Commercial Channel	54,211	5,048	—	59,259
Other	—	—	6,177	6,177
Total	$222,005	$25,878	$6,177	$254,060

Note 5—Discontinued Operations and Divestiture

Lumo Finland and Lumo Sweden Operations

As a result of the continued volatility of the energy market in Europe, in July 2022, the Company initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is expected to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instruments sold was €34.2 million (equivalent to $35.8 million).

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for a nominal consideration. In August 2022, Lumo Finland entered into a transaction to transfer its variable rate customers to a third party for €1.9 million (equivalent to $2.0 million) and terminated the contracts of fixed rate customers.

The Company determined that exiting operations in Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Finland and Lumo Sweden:

	September 30, 2022	December 31, 2021
	(in thousands)
Assets
Cash	$5,470	$1,924
Trade accounts receivable, net	878	11,048
Fair value of derivative contracts—current	—	12,826
Receivables from the settlement of the derivative contract—current	29,063	4,655
Other current assets	277	2,784
Current assets of discontinued operations	$35,688	$33,237

Receivables from the settlement of the derivative contract—noncurrent	$13,496	$—
Other noncurrent assets	355	1,172
Noncurrent assets of discontinued operations	$13,851	$1,172

Liabilities
Accounts payable	$2,424	$19,013
Accrued expenses	1,280	1,518
Income taxes payable	1,675	280
Other current liabilities	352	393
Current liabilities of discontinued operations	$5,731	$21,204

Deferred tax liabilities	$9,502	$—
Other noncurrent liabilities	—	438
Noncurrent liabilities of discontinued operations	$9,502	$438

The summary of the results of operations of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Revenues	$4,558	$7,474	$25,247	$24,937
Cost of revenues	7,042	670	(8,358)	17,573
Gross (loss) profit	(2,484)	6,804	33,605	7,364
Selling, general and administrative expenses	3,275	987	5,190	3,292
(Loss) income from operations	(5,759)	5,817	28,415	4,072
Gain from the settlement of assets	7,792	—	7,792	—
Income before income taxes	2,033	5,817	36,207	4,072
Provision for income taxes	(3,492)	(295)	(10,278)	(323)
Net (loss) income from discontinued operations, net of taxes	$(1,459)	$5,522	$25,929	$3,749
Income before income taxes attributable to Genie Energy Ltd.	$4,836	$5,352	$36,206	$3,572

The following table presents a summary of cash flows of the discontinued operations:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(in thousands)
Net income from discontinued operations, net of taxes	$25,929	$3,749
Non-cash items	1,546	728
Changes in assets and liabilities	(19,325)	(5,233)
Cash flows from (used in) operating activities of discontinued operations	$8,150	$(756)

On November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 restricted Class B common stock of the Company, which will vest ratably from November 2022 to May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and increased from 98.8% to 100% in Lumo Sweden.

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

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, the Company transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, the Company deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, the Company decided not to oppose the application, and the $28.3 million was transferred to the account of the Administrator. In August 2022, the Administrator paid the Company a partial return of its interest in Orbit of £4.6 million (equivalent to $5.4 million). The Company believes that the funds remaining with the Administrators are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which the Company expects to be significant, to be returned to the Company).

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The summary of results of operations of the discontinued operations were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Total revenues	$18,036	$67,214
Cost of revenues	17,070	58,814
Gross profit	966	8,400
Selling, general and administrative expenses	10,724	22,447
Impairment of assets	6,650	6,650
Net loss before taxes	(16,408)	(20,697)
Provision for income taxes	28	43
Loss from discontinued operations, net of taxes	$(16,436)	$(20,740)

The carrying value of the Company's interest in Orbit was net investments of  $13.2 million as of September 30, 2022 and net liabilities of $30.8 million as December 31, 2021. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of September 30, 2022 and December 31, 2021.

The following table presents a summary of cash flows of the discontinued operations for the Nine Months Ended September 30, 2021:

Net loss	$(20,740)
Non-cash items	15,630
Changes in assets and liabilities	6,880
Cash flows from operating activities of discontinued operations	$1,770

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

The carrying values of assets and liabilities divested at May 11, 2021 which were previously classified as held for sale included the following:

(in thousands)
Cash	$83
Trade accounts receivable	1,737
Prepaid and other current assets	391
Intangible (license)	540
Other noncurrent assets	296
Accounts payables	(611)
Accrued expenses and other current liabilities	(588)
Loan payable	(1,372)
Cumulative translation adjustment	(181)
Noncontrolling interest	114
Net assets	$409

The assets and liabilities of Genie Japan were included in GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2022
Assets:
Marketable equity securities	$471	$—	$—	$471
Derivative contracts	$7,607	$—	$—	$7,607
Liabilities:
Derivative contracts	$1,217	$—	$—	$1,217
December 31, 2021
Assets:
Marketable equity securities	$1,336	$—	$—	$1,336
Derivative contracts	$1,579	$44	$—	$1,623
Liabilities:
Derivative contracts	$684	$—	$—	$684

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2022 and 2021.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2022 and December 31, 2021, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At September 30, 2022 and December 31, 2021, other assets included notes receivable. At September 30, 2022, the carrying amount of the notes receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as September 30, 2022 or December 31, 2021):

	September 30, 2022	December 31, 2021
Customer A	15.2%	12.5%
Customer B	11.0	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and nine months ended September 30, 2022 or 2021):

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021		2022	2021
Customer A	11.4%	na	%	11.4%	na	%
Customer B	11.6	na		na	na
Customer C	na	15.8		na	12.5

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2022, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2022 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter 2022	13,600	454,600
First quarter 2023	22,736	691,990
Second quarter 2023	26,496	175,250
Third quarter 2023	30,528	131,250
Fourth quarter 2023	29,232	602,200
First quarter 2024	1,360	841,300
Second quarter 2024	—	107,250
Third quarter of 2024	13,520	70,950
Fourth quarter of 2024	—	71,400
First quarter of 2025	—	299,750
Second quarter of 2025	—	269,100
Third quarter of 2025	—	236,250
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2022	December 31, 2021
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$5,700	$924
Energy contracts and options	Other assets	1,907	699
Total derivatives not designated or not qualifying as hedging instruments — Assets		$7,607	$1,623

Liability Derivatives	Balance Sheet Location	September 30, 2022	December 31, 2021
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$656	$520
Energy contracts and options	Other liabilities	561	164
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$1,217	$684

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2022	2021	2022	2021
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$35,011	$13,795	$102,060	$32,845

Note 8—Other Assets

Other assets consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Security deposit	$5,085	$4,867
Right-of-use assets, net of amortization Security deposits	1,556	1,656
Fair value of derivative contracts—noncurrent	1,907	699
Notes receivables	1,505	115
Other assets	2,922	1,880
Total other assets	$12,975	$9,217

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2022 to September 30, 2022:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2022	$9,998	$—	$9,998
Additions/deductions during the period	—	—	—
Balance at September 30, 2022	$9,998	$—	$9,998

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
September 30, 2022
Patents and trademarks	18.1 years	$3,510	$(1,098)	$2,412
Customer relationships	9.0 years	1,100	(621)	479
Licenses	10.0 years	479	(138)	341
Total		$5,089	$(1,857)	$3,232
December 31, 2021
Trademark	18.1 years	$3,510	$(926)	$2,584
Customer relationships	9.0 years	1,100	(530)	570
Licenses	10.0 years	479	(103)	376
Total		$5,089	$(1,559)	$3,530

Amortization expense of intangible assets was $0.1 million and $0.3 million in the three and nine months ended September 30, 2022, respectively. Amortization expense of intangible assets was $0.9 million and $0.3 million in the three and nine months ended September 30, 2021, respectively. The Company estimates that amortization expense of intangible assets will be $0.1 million, $0.4 million, $0.4 million, $0.4 million, $0.3 million and $1.7 million for the remainder of 2022, and for 2023, 2024, 2025, 2026 and thereafter, respectively.

Note 10—Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Renewable energy	$24,345	$23,247
Liability to customers related to promotions and retention incentives	9,031	9,036
Payroll and employee benefit	5,430	3,297
Other accrued expenses	2,997	2,425
Total accrued expenses	$41,803	$38,005

Note 11—Leases
The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2023 and 2030. The Company has no finance leases.

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

	September 30, 2022	December 31, 2021
	(in thousands)
ROU Assets	$1,556	$1,656

Current portion of operating lease liabilities	249	229
Noncurrent portion of operating lease liabilities	1,385	1,495
Total	$1,634	$1,724

At September 30, 2022, the weighted average remaining lease term is 6.4 years and the weighted average discount rate is 6.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$380	$551

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of September 30, 2022 were as follows:

(in thousands)
Remainder of 2022	$160
2023	352
2024	319
2025	245
2026	239
Thereafter	832
Total future lease payments	2,147
Less imputed interest	513
Total operating lease liabilities	$1,634

Rental expenses under operating leases were $0.1 million and $0.4 million in the three and nine months ended September 30, 2022. Rental expenses under operating leases were $0.1 million and $0.6 million in the three and six months ended September 30, 2021.
21

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends paid by the Company during the nine months ended September 30, 2022 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 14, 2022	$0.1594	$370	February 7, 2022	February 15, 2022
April 14, 2022	0.1594	370	May 6, 2022	May 16, 2022
May 12, 2022	0.1296	31	May 12, 2022	June 13, 2022
July 14, 2022	$0.1594	$333	August 8, 2022	August 15, 2022

Class A Common Stock and Class B Common Stock
February 7, 2022	$0.0750	$1,934	February 22, 2022	March 1, 2022
May 3, 2022	0.0750	1,964	May 20, 2022	May 31, 2022
August 3, 2022	0.0750	1,892	August 18, 2022	August 26, 2022

In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock. In February 2022, the Company reinstated the quarterly dividends on our Class A and Class B common stock.

On December 31, 2021, The Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to $0.2 million in respect of the GRE results of operations through December 31, 2021, which the Company paid in May 2022.

The Company accrued Additional Dividends in respect of the GRE results of operations through September 30, 2022 amounting to $0.1227 per share on its Preferred Stock, equal to $0.1 million for the three months ended September 30, 2022 and $0.3495 per share on its Preferred Stock, equal to $0.3 million for the nine months ended September 30, 2022, The Additional Dividends on Preferred Shares are expected to be paid around May 15, 2023.

On October 13, 2022, the Company’s Board of Directors declared a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2022. The dividend will be paid on or about November 15, 2022 to stockholders of record as of the close of business November 8, 2022.

On November 2, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the third quarter of 2022. The dividend will be paid on or about November 21, 2022 to stockholders of record as of the close of business on November 14, 2022.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no purchases under this program in the three months ended September 30, 2022, In the nine months ended September 30, 2022 the Company acquired 639,393 shares of Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. In the three months ended September 30, 2021, the Company acquired 230,000 shares Class B common stock under the stock purchase program for an aggregate amount of $1.4 million. In the nine months ended September 30, 2021, the Company acquired 623,000 shares of Class B common stock under the stock purchase program for an aggregate amount of $3.8 million. At September 30, 2022, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of September 30, 2022 and December 31, 2021, there were 2.7 million and 2.0 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of  $18.9 million and $14.1 million, respectively, at a weighted average cost per share of $7.01.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, the Board of Directors authorized to redeem $2.0 million of the Company's Preferred Stock during the second quarter of 2022. In the three months ended September 30, 2022, the Company redeemed 117,647 Preferred Stock under this program for an aggregate amount of $1.0 million. In the nine months ended September 30, 2022, the Company redeemed 352,941 Preferred Stock under this program for an aggregate amount of $3.0 million.

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

As of September 30, 2022, there were outstanding 1,048,218 warrants to purchase the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

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

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. In the second quarter of 2022, a certain portion of the 2022 market condition was achieved and the Company issued 290,000 shares of its restricted Class B common stock subject to service-based vesting conditions as described above.

As of September 30, 2022, there were approximately $4.1 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(336)	$(445)	$(700)	$(818)
Aggregate provided by the Company, net	$(191)	$(393)	$(268)	$(921)

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$256	$559
Trade accounts receivable	349	544
Prepaid expenses and other current assets	473	367
Other assets	359	359
Total assets	$1,437	$1,829
Liabilities and noncontrolling interests
Current liabilities	$586	$547
Due to IDT Energy	5,936	5,668
Noncontrolling interests	(5,085)	(4,386)
Total liabilities and noncontrolling interests	$1,437	$1,829

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported tax rate	27.1%	28.9%	27.6%	29.3%

The reported tax rate for the three months ended September 30, 2022 was 27.1%, a slight decrease compared to the same period in 2021. The decrease is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income. The decrease in the reported tax rate for the nine months ended September 30, 2022 compared to the same period in 2021 is a result of favorable results of operations in the U.S. and changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions in the prior period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,233	25,514	25,623	25,867
Effect of dilutive securities:
Stock options and warrants	695	—	508	—
Non-vested restricted Class B common stock	277	—	130	—
Diluted weighted-average number of shares	26,205	25,514	26,261	25,867

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Shares underlying options and warrants	—	665	126	731
Non-vested restricted Class B common stock	—	27	—	33
Non-vested deferred stock units	290	610	290	610

Stock options were excluded from the diluted earnings per share computation nine months ended September 30, 2022 and 2021  because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

In the three and nine months ended September 30, 2021, the diluted loss per share computation equals basic loss per share because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the vesting of the restricted stock would have been anti-dilutive.

 Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units were not met as of September 30, 2022 and 2021.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the three and nine months ended September 30, 2022, the Company recognized unrealized loss on investment of minimal amount and $0.9 million, respectively. For the three months ended September 30, 2021, the Company recognized unrealized loss on investment of $5.3 million, in connection with the investments. For the nine months ended September 30, 2021, the Company recognized unrealized gain on investment of $1.1 million, in connection with the investment.  At September 30, 2022, the carrying values of investments in the common stock was $0.5 million.

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

The Company leases office space and parking in New Jersey. Until August 2022, the space was leased from Rafael. The leases expire in April 2025. On August 22, 2022, Rafael completed the sale of the leased office space and parking in New Jersey, including the lease of the Company, to a third-party buyer.

The charges for services provided by IDT to the Company, and rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Amount IDT charged the Company	$276	$247	$1,075	$766
Amount the Company charged IDT	$34	$33	$101	$105
Amount Rafael charged the Company	$39	$57	$154	$170

The following table presents the balance of receivables and payables to IDT and Rafael:

	September 30, 2022	December 31, 2021
	(in thousands)
Due to IDT	$169	$551
Due from IDT	$34	$19
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement requires scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the nine months ended September 30, 2022 and 2021 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of September 30, 2022.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.3 million in 2021 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM was as of September 30, 2022. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

In September and October of 2021, the Company purchased from certain related parties interests in GRE International and GEIC (see Note 12 — Equity).

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at September 30, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. As of September 30, 2022, the outstanding balance, including accrued interest, of the Ohayon Loan was NIS5.5 million (equivalent to $1.5 million), included in other assets in the consolidated balance sheets.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the nine months ended September 30, 2022 and 2021. The carrying value of the Company's investments in Atid was $0.1 million at September 30, 2022 and December 31, 2021 included in other noncurrent assets in the consolidated balance sheets.

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, a Company subsidiary agreed to make available to Atid 613 working capital financing up to $0.4 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of September 30, 2022, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to NIS5.1 million (equivalent to $1.4 million at September 30, 2022), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at September 30, 2022) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bear interest at 5.5% for all subsequent periods. In May 2021, Atid 613 paid the outstanding balance of the loan of $0.2 million. At September 30, 2022, the balance of loan receivables from Atid 613 was nil.

Note 17—Business Segment Information

Following the discontinuance of operations of Lumo Finland and Lumo Sweden in third quarter of 2022, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate. There are no other changes in other reportable segments.

The Company has two reportable business segments: GRE and Genie Renewables (formerly Genie Energy Services, or GES). GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. GRE's REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended September 30, 2022
Revenues	$79,917	$1,368	$—	$81,285
Income (loss) from operations	27,415	(1,503)	(2,374)	23,538
Depreciation and amortization	83	13	—	96
Stock-based compensation	238	—	475	713
Provision for (benefit from) income taxes	7,008	—	(526)	6,482

Three Months Ended September 30, 2021
Revenues	$86,317	$1,338	$—	$87,655
Income (loss) from operations	19,714	(203)	(2,048)	17,463
Depreciation and amortization	90	12	—	102
Stock-based compensation	155	—	332	487
Provision for income taxes	3,481	—	17	3,498

Nine Months Ended September 30, 2022
Revenues	$226,961	$7,189	$—	$234,150
Income (loss) from operations	72,004	(2,500)	(7,232)	62,272
Depreciation and amortization	253	35	1	289
Stock-based compensation	714	—	1,518	2,232
Provision for (benefit from) income taxes	18,546	—	(1,755)	16,791

Nine Months Ended September 30, 2021
Revenues	$243,960	$6,170	$3,930	$254,060
Income (loss) from operations	26,427	690	(8,837)	18,280
Depreciation and amortization	295	34	14	343
Stock-based compensation	503	—	1,061	1,564
Provision for income taxes	6,930	128	91	7,149

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
September 30, 2022	$172,931	$7,959	$78,966	$259,856
December 31, 2021	174,442	3,946	51,077	229,465

The total assets of corporate segment includes total assets of discontinued operations of Orbit, Lumo Finland and Lumo Sweden with aggregate net book value of $62.7 million and $34.4 million at September 30, 2022 and December 31, 2021, respectively.

Note 18 — Commitments and Contingencies

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

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the three and six months ended September 30, 2022, Town Square’s gross revenues from sales in Connecticut was $6.0 million and $14.1 million, respectively.

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

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded as required, has challenged the merits of the subpoena and investigation. Residents Energy denies any wrongdoing on its part. As of September 30, 2022, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2022, Resident Energy’s gross revenues from sales in Illinois was $8.2 million and $22.6 million, respectively.

In response to certain customers complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three and nine months ended September 30, 2022, Town Square’s gross revenues from sales in Maine was $0.5 million and $1.3million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $133.8 million at September 30, 2022, of which $103.7 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2022 are expected to be paid as follows:

(in thousands)
Remainder of 2022	$29,463
2023	75,871
2024	24,670
2025	3,934
2026	—
Thereafter	—
Total payments	$133,938

In the three months ended September 30, 2022, the Company purchased $19.6 million and $4.2 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2022, the Company purchased $34.3 million and $15.7 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended September 30, 2021, the Company purchased $10.7 million and $8.5 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2021, the Company purchased $10.4 million and $16.4 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2022, GRE had commitments to purchase renewable energy credits of $30.1 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2022, GRE had aggregate performance bonds of $15.2 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2022, the Company was in compliance with such covenants. At September 30, 2022, restricted cash—short-term of $0.4 million and trade accounts receivable of $46.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $46.8 million at September 30, 2022.

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

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2022. The Company continues to have the aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of, September 30, 2022, there are no letters of credit issued by JP Morgan Chase Bank. At September 30, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Note 21—Subsequent Events

In October 2022, the Company declared its exercise of its rights to redeem 986,400 shares of the outstanding Preferred Stock on November 15, 2022 (the "Redemption Date") at a price, of $8.50 per share (an aggregate of $8.4 million), together with an amount equal to all dividends accrued and unpaid up to, but not including the Redemption Date.

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

Overview

We are comprised of Genie Retail Energy ("GRE") and Genie Renewables. In the third quarter of 2022, we discontinued the operations of Lumo Finland and Sweden as discussed below. Following these discontinuance of operations, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REP businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern and Midwestern United States and Texas.

Genie Renewables holds Genie Solar Energy, a rooftop solar system sales and general contracting company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, Diversegy , an energy broker for commercial, and a 60.0% controlling interest in Prism Solar, a solar solutions company that is engaged in U.S. manufacturing of solar panels, solar installation design and solar energy project management.

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

Discontinued Operations in Finland and Sweden

As a result of continued volatility in the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is expected to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instruments sold was €34.2 million (equivalent to $35.8 million).

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for nominal consideration. In August 2022 Lumo Finland entered in a transaction to transfer its variable rate customers to a third party for €$1.9 million (equivalent to $2.0 million), and transferred the fixed rate customers to other utilities with no considerations.

We determined that exiting Finland and Sweden markets represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

On November 3, 2022, we acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 of our restricted Class B common stock, which will vest ratably from November 2022 to May 2025. We increased our interest in Lumo Finland from 91.6% to 96.6% and increased from 98.8% to 100% in Lumo Sweden.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $1.5 million for the three months ended September 30, 2022. Net income from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $25.9 million for the nine months ended September 30, 2022,  and $5.5 million $3.7 million for the three and nine months ended September 30, 2021, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

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

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the year ended December 31, 2021, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated income from operations for the three and nine months ended September 30, 2022 increased by  $6.1 million and $44.0 million compared to the same periods in 2021.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Florida, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 98.3% and 96.9% of our consolidated revenues in the three and nine months ended September 30, 2022, respectively and 98.4% and 96.9% of our consolidated revenues in the three and nine months ended September 30, 2021, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2022 the associated cost was approximately 1.2% and approximately 1.0% for the three and nine months ended September 30, 2021. At September 30, 2022, 85.1% of GRE’s net accounts receivables were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2022 and December 31, 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of September 30, 2022 or December 31, 2021).

	September 30, 2022	December 31, 2021
Customer A	15.2%	12.5%
Customer B	11.0	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and nine months ended September 30, 2022 or 2021):

	Three Months Ended September 30			Nine Months Ended September 30
	2022	2021		2022	2021
Customer A	11.4%	na	%	10.6%	na	%
Customer B	11.6	na		na	na
Customer C	na	15.8		na	12.5

na—less than 10.0% of consolidated revenue in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits.

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

As of September 30, 2022, Town Square’s Connecticut customer base represented 6.9% of GRE’s total meters served and 7.8% of the total RCEs of GRE’s customer base. For three and nine months ended September 30, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut were $6.0 million and $14.1 million, respectively.

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

Three and Nine Months Ended September 30, 2022 and Compared to Three and Nine Months Ended September 30, 2021

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues:
Electricity	$73,764	$82,801	$(9,037)	(10.9)%	$186,207	$218,082	$(31,875)	(14.6)%
Natural gas	6,153	3,516	2,637	75.0	40,754	25,878	14,876	57.5
Total revenues	79,917	86,317	(6,400)	(7.4)	226,961	243,960	(16,999)	(7.0)
Cost of revenues	36,689	52,166	(15,477)	(29.7)	108,148	176,523	(68,375)	(38.7)
Gross profit	43,228	34,151	9,077	26.6	118,813	67,437	51,376	76.2
Selling, general and administrative expenses	15,813	14,437	1,376	9.5	46,809	41,010	5,799	14.1
Income from operations	$27,415	$19,714	$7,701	39.1%	$72,004	$26,427	$45,577	172.5%

Revenues. Electricity revenues decreased by 10.9% in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was due to a decline in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the three months ended September 30, 2022 compared to the same period in 2021. Electricity consumption by GRE’s REPs' customers decreased by 36.1% in the three months ended September 30, 2022, compared to the same period in 2021. The decrease in electricity consumption reflected a 5.9% decrease in average consumption per meter and a 32.1% decrease in the average number of meters served. The reduction in meters served was driven, in part, by our decision to pause certain customer acquisition efforts and allow certain lower margin customers, including those acquired through municipal aggregation deals to move to other suppliers. The average rate per kilowatt hour sold increased 39.4% in the three months ended September 30, 2022 compared to the same period in 2021. The increase is due to the increase in the average wholesale price of electricity in the three months ended September 30, 2022 compared to the same period in 2021.

Electricity revenues decreased by 14.6% in the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was due to a decline in electricity consumption partially offset by an increase in the average price charged per kilowatt hour charged to customers in the nine months ended September 30, 2022 compared to the same period in 2021. Electricity consumption by GRE’s REPs' customers decreased by 35.6% in the nine months ended September 30, 2022, compared to the same period in 2021. The decrease in electricity consumption reflected a 4.1% decrease in average consumption per meter and a 32.8% decrease in the average number of meters served. As discussed above, the reduction in meters served was driven, in part, by the decision to pause certain customer acquisition efforts and allow certain lower margin customers to move to other suppliers. The average rate per kilowatt hour sold increased 32.6% in the nine months ended September 30, 2022 compared to the same period in 2021. The increase is due to the increase in the wholesale price of electricity in the nine months ended September 30, 2022 compared to the same period in 2021.

GRE’s natural gas revenues increased by 75.0% in the three months ended September 30, 2022 compared to the same period in 2021.  The increase in natural gas revenues in the three months ended September 30, 2022 compared to the same period in 2021 was a result of increases in natural gas consumption and in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 32.1% in the three months ended September 30, 2022 compared to the same period in 2021, reflecting a 22.3% increase in average consumption per meter and a 8.0% increase in average meters served in the three months ended September 30, 2022 compared to the same period in 2021. The increase in average consumption per meter in the three months ended September 30, 2022 compared to the same period in 2021 was a result of entering new, natural gas-only markets during the last five quarters and enrolling relatively high average consumption natural gas meters. The average revenue per therm sold increased by 32.5% in the three months ended September 30, 2022, compared to the same period in 2021.

GRE’s natural gas revenues increased by 57.5% in the nine months ended September 30, 2022 compared to the same period in 2021.  The increase in natural gas revenues in the nine months ended September 30, 2022 compared to the same period in 2021 was a result of increases in natural gas consumption partially offset by a decrease in average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers increased by 29.5% in the nine months ended September 30, 2022 compared to the same period in 2021, reflecting a 21.4% increase in average consumption per meter and a 6.7% increase in average meters served in the nine months ended September 30, 2022 compared to the same period in 2021. The average revenue per therm sold increased by 21.6% in the nine months ended September 30, 2022, compared to the same period in 2021.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Meters at end of quarter:
Electricity customers	193	203	209	210	289
Natural gas customers	77	77	77	75	72
Total meters	270	280	286	285	361

Gross meter acquisitions in the three months ended September 30, 2022, were 33,000 compared to 46,000 for the same period in 2021. Gross meter acquisitions in the nine months ended September 30, 2022, were 112,000 compared to 144,000 for the same period in 2021. The decrease in the gross meter acquisitions for the three and nine months ended September 30, 2022 compared to the same period in 2021 was due to a “strategic pause” on certain customer acquisition channels to protect margins due to unfavorable market conditions that started in the fourth quarter 2021.

Meters served slightly decreased by 10,000 meters or 3.6% from June 30, 2022 to September 30, 2022. Meters served decreased by 15,000 meters or 5.3% from December 31, 2021 to September 30, 2022. The decreases in the number of meters served at September 30, 2022 compared to June 30, 2022 and December 31, 2021 were due to an increase in average churn during the period and the "strategic pause" on certain customer acquisition channels discussed above. GRE's REPs also returned some customers to their underlying utility in certain markets in the fourth quarter of 2021 to minimize the impact of expected higher prices on our margins. In the three months ended September 30, 2022, average monthly churn increased to 4.7% compared to 4.0% for same period in 2021.  In the nine months ended September 30, 2022, the average monthly churn slightly increased to 4.5% compared to 4.2% for same period in 2021.

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

(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
RCEs at end of quarter:
Electricity customers	174	185	182	189	276
Natural gas customers	77	77	78	71	60
Total RCEs	251	262	260	260	336

RCEs decreased 25.3% at September 30, 2022 compared to September 30, 2021. The decreases are primarily due to the "strategic pause" on customer acquisitions and transfer of some customers to their underlying utilities as discussed above. RCEs slightly increased by 3.5% at September 30, 2022 compared to December 31, 2021, mostly due to the seasonal increase in usage during third quarter due to increased air conditioning use, partially offset by the decrease in number of meters as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenues:
Electricity	$33,997	$52,096	$(18,099)	(34.7)%	$83,720	$164,440	$(80,720)	(49.1)%
Natural gas	2,692	70	2,622	nm	24,428	12,083	12,345	102.2
Total cost of revenues	$36,689	$52,166	$(15,477)	(29.7)%	$108,148	$176,523	$(68,375)	(38.7)%

nm—not meaningful

	Three months ended September 30,			Nine months ended September 30,
(amounts in thousands)	2022	2021	Change	2022	2021	Change
Gross margin percentage:
Electricity	53.9%	37.1%	16.8%	55.0%	24.6%	30.4%
Natural gas	56.2	98.0	(41.8)	40.1	53.3	(13.2)
Total gross margin percentage	54.1%	39.6%	14.5%	52.3%	27.6%	24.7%

Cost of revenues for electricity decreased in the three months ended September 30, 2022 compared to the same period in 2021 primarily because of the decrease in electricity consumption by GRE’s REPs’ customers partially offset by an increase in the average unit cost of electricity. The average unit cost of electricity increased 2.1% in the three months ended September 30, 2022 compared to the same period in 2021. Gross margin on electricity sales increased in the three months ended September 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased more than the increase in the average unit cost of electricity.

Cost of revenues for electricity decreased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 21.0% in the nine months ended September 30, 2022 compared to the same period in 2021. A significant portion of the decrease in the average cost of electricity resulted from the favorable results of hedging activities for the nine months ended September 30, 2022 compared to the same period in 2021 and the incremental cost incurred in the nine months ended September 30, 2021 as an effect of a major winter storm in Texas as discussed above. We recognized gains from derivative instruments of $88.3 million in the nine months ended September 30, 2022 compared to $16.3 million recognized in the same period of 2021. Gross margin on electricity sales increased in the nine months ended September 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for natural gas increased in the three months ended September 30, 2022 compared to the same period in 2021 primarily because of increases in natural gas consumption by GRE's REPs' customers and in average unit cost of natural gas. The average unit cost of natural gas increased to $0.380 per therm in the three months ended September 30, 2022 compared to $0.013 for the same period in 2021. The significant increase is due to an increase in the wholesale price of natural gas during three months ended September 30, 2022 compared to the same period in 2021 as well as a more favorable fluctuation of the fair value of the Company's natural gas hedges in the three months ended September 30, 2021 compared to the same period in 2022. Gross margin on natural gas sales decreased in the three months ended September 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Cost of revenues for natural gas increased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily because of increases in natural gas consumption by GRE's REPs' customers and in average unit cost of natural gas. The average unit cost of natural gas increased 56.1% in the nine months ended September 30, 2022 compared to the same period in 2021. The significant increase is due to an increase in the wholesale price of natural gas during nine months ended September 30, 2022 compared to the same period in 2021. Gross margin on natural gas sales decreased in the nine months ended September 30, 2022 compared to the same period in 2021 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in marketing and customer acquisition costs, employee-related costs and provision for bad debt expenses. Employee-related expenses increased by $0.4 million in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in accrued bonuses as a result of improved results of operations during the period. Marketing and customer acquisition expenses increased by $0.4 million in the three months ended September 30, 2022 compared to the same period in 2021 as a result of an increase in spending in our commercial business of expansion and to offset the effect of COVID-19 related to public health restrictions to traditional customer acquisition methods, partially offset by the decrease in residential customer acquisition. Provision for bad debt expenses increased by $0.5 million in the three months ended September 30, 2022 compared to the same period in 2021 as a result of expansion of activities in non-POR markets. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.7% in the three months ended September 30, 2021 to 19.8% in the three months ended September 30, 2022.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in marketing and customer acquisition costs, employee-related costs and provision for bad debt partially offset by a decrease in legal settlement costs. Employee-related expenses increased by $2.3 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in accrued bonuses as a result of improved results of operations during the period. Marketing and customer acquisition expenses increased by $3.5 million in the nine months ended September 30, 2022 compared to the same period in 2021 as a result of an increase in spending in our commercial business and to offset the effect of COVID-19 related to public health restrictions to traditional customer acquisition methods partially offset by the decrease in residential customer meter acquisition. Provision for bad debt expenses increased by $0.7 million in the three months ended September 30, 2022 compared to the same period in 2021 as a result of expansion of activities in non-POR markets. As discussed above, Residents Energy and Town Square paid $0.8 million in a legal settlement in Connecticut in the nine months ended September 30, 2021. No legal settlement paid in nine months ended September 30, 2022. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 16.8% in the nine months ended September 30, 2021 to 20.6% in the nine months ended September 30, 2022.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a 60.0% controlling interest.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$1,368	$1,338	$30	2.2	$7,189	$6,170	$1,019	16.5%
Cost of revenue	1,453	883	570	64.6	5,934	3,675	2,259	61.5
Gross profit	(85)	455	(540)	(118.7)	1,255	2,495	(1,240)	(49.7)
Selling, general and administrative expenses	1,418	658	760	115.5	3,755	1,805	1,950	108.0
(Loss) income from operations	$(1,503)	$(203)	$1,300	640.4%	$(997)	$690	$(3,190)	(462.3)%

Revenue. Genie Renewables' revenues increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in revenues were the result of increases in the activities of Genie Solar projects and commissions from selling third-party products to customers by CityCom Solar. Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenue increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increases in cost revenues reflects the increase in revenues of Genie Solar and CityCom Solar.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees at Genie Solar.

Corporate

As discussed above, the remaining accounts of GREI International were transferred to the corporate starting in the third quarter of 2022, which includes accounts of Genie Japan before we sold our stake in May 2021. Other entities under corporate do not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues	$—	$—	$—	nm	$—	$3,930	$(3,930)	nm	%
Cost of revenue	—	—	—	nm	—	5,954	(5,954)	nm
Gross loss	—	—	—	nm	—	(2,024)	(2,024)	nm
Selling, general and administrative expenses	2,374	2,048	326	15.9	7,232	6,813	419	6.2
(Loss) income from operations	$(2,374)	$(2,048)	$(326)	15.9%	$(7,232)	$(8,837)	$(2,443)	(27.6)%

nm—not meaningful

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

Corporate general and administrative expenses increased in the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily because of increases in employee related cost and in stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense increased to 2.9% in the three months ended September 30, 2022 from 2.3% in the three months ended September 30, 2021 and decreased to 3.1% in the nine months ended September 30, 2022 from 2.7% in the nine months ended September 30, 2021.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.7 million and $0.5 million in the three months ended September 30, 2022 and 2021, respectively and $2.2 million and $1.6 million in the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $4.1 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(amounts in thousands)	2022	2021	$	%	2022	2021	$	%
Income from operations	$23,538	$17,463	$6,075	(34.8)%	$62,272	$18,280	$43,992	240.7
Interest income	194	8	186	nm	259	28	231	nm
Interest expense	(33)	(99)	(66)	(66.7)	(135)	(311)	(176)	(56.6)
Other income (loss), net	156	35	121	nm	(742)	1,710	(2,452)	(143.4)
Unrealized gain on marketable equity securities and investments	57	(5,312)	5,369	nm	(712)	482	(1,194)	(247.7)
Gain from sale of subsidiary	—	—	—	nm	—	4,226	(4,226)	nm
Provision for benefit from income taxes	(6,482)	(3,498)	2,984	85.3	(16,791)	(7,149)	(9,642)	(134.9)
Net income from continuing operations	17,430	8,597	14,669	170.6	44,151	17,266	26,533	153.7
(Loss) income from discontinued operations, net of tax	(1,459)	(10,914)	(9,455)	(86.6)	25,929	(16,991)	42,920	252.6
Net income (loss)	15,971	(2,317)	5,214	225.0	70,080	275	69,453	nm
Net income (loss) attributable to noncontrolling interests	(2,797)	(31)	(2,766)	nm	(1,056)	(821)	235	28.6
Net income (loss) attributable to Genie Energy Ltd.	$18,768	$(2,286)	$21,054	921.0%	$71,136	$1,096	$69,218	nm

nm—not meaningful

Other Income (loss), net.  Other income (loss), net in the three and nine months ended September 30, 2022 and 2021 consisted primarily foreign currency transactions and equity in net loss in equity method investees.

Provision for Income Taxes. The change in the reported tax rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021, are the result of favorable results of operations in the U.S. and GRE International and changes in the mix of jurisdiction in which taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions.

Net Income (Loss) Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests in the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to an increase in the share of noncontrolling interest in the net income of Lumo Sweden and Lumo Finland.

Unrealized (loss) gain on Marketable Equity Securities and Investments. The unrealized (loss) gain on marketable equity securities and investment for the three and nine months ended September 30, 2022 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

(Loss) Income from Discontinued Operations, net of tax. (Loss) income from discontinued operations, net of tax in the three and nine months ended September 30, 2022 is mainly due to results of operations of Lumo Finland and Lumo Sweden. Income (loss) from discontinued operations, net of tax in the three and nine months ended September 30, 2021 is mainly due to results of operations of Lumo Finland and Lumo Sweden as well Orbit which we discontinued in fourth quarter of 2021.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $81.7 million balance of unrestricted cash and cash equivalents that we held at September 30, 2022 will be sufficient to meet our currently anticipated cash requirements for at least the period to November 9, 2023.

At September 30, 2022, we had working capital (current assets less current liabilities) of $128.5 million.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows provided by (used in):
Operating activities	$44,948	$(928)
Investing activities	(3,844)	2,656
Financing activities	(14,717)	(5,194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(221)
Increase in cash, cash equivalents and restricted cash of continuing operations	26,372	(3,687)
Cash flows used in discontinued operations	(35,791)	1,014
Net decrease in cash, cash equivalents and restricted cash	$(9,419)	$(2,673)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $44.9 million in the nine months ended September 30, 2022 compared to net cash used in operating activities of continuing operations of $0.9 million in the nine months ended September 30, 2021. The increase is primarily the result of favorable results of operations in the nine months ended September 30, 2022 compared to the same period in 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities increased cash flows by $15.0 million for the nine months ended September 30, 2022, compared to the same period in 2021.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2022, we were in compliance with such covenants. At September 30, 2022, restricted cash—short-term of $0.4 million and trade accounts receivable of $46.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $12.5 million at September 30, 2022.

We had purchase commitments of $133.9 million at September 30, 2022, of which $103.7 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were minimal in the three months ended September 30, 2022 and 2021. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2022 will be between $1.5 to $3.0 million.

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

In the nine months ended September 30, 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $1.3 million.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at September 30, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. As of September 30, 2022, the outstanding balance, including accrued interest, of the Ohayon Loan was NIS5.5 million (equivalent to $1.5 million), included in other assets in the consolidated balance sheets.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and the Court transferred the $28.3 million to the Administrator. In August 2022, the Administrator paid the Company a partial return of its interest in Orbit of  £4.6 million (equivalent to $5.4 million). We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

Financing Activities

In each of the nine months ended September 30, 2022 and 2021, we paid aggregate quarterly Base Dividends of $0.3188 per share, $0.8 million in the aggregate, on our Series 2012-A Preferred Stock, or Preferred Stock. On October 13, 2022, our Board of Directors declared a quarterly Base Dividend of $0.4782 per share of our Preferred Stock. The dividend will be paid on or about November 15, 2022 to stockholders of record as of the close of business on November 8, 2022.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild cash position.

On February 7, 2022, the Board of Directors reversed its earlier suspension of quarterly dividends and declared a quarterly dividend of $0.075 per share on our Class a common stock and Class B Common Stock. In the nine months ended September 30, 2022, we paid an aggregate quarterly dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $3.9 million in aggregate dividends on our common stock for the nine months ended September 30, 2022. On November 2, 2022, our Board of Directors declared a quarterly dividend of $0.075 per share of our Class A common stock and Class B Common Stock. The dividend will be paid on or about November 21, 2022 to stockholders of record as of the close of business on November 14, 2022.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In nine months ended September 30, 2022, the Company acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $1.1 million.  In the nine months ended September 30, 2021, the Company acquired 623,000 Class B common stock under the stock purchase program for an aggregate amount of $3.8 million.At September 30, 2022, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, our Board of Directors authorized to redeem $2.0 million of our Preferred Stock during the second quarter of 2022. In the nine months ended September 30, 2022, the Company redeemed 352,941 Preferred Stock under the stock purchase program for an aggregate amount of $3.0 million.

In October 2022, the Company elected to exercise its rights to redeem shares of the outstanding Preferred Stock on November 15, 2022 (the "Redemption Date") at a price, of $8.50 per share (an aggregate of $8.4 million), together with an amount equal to all dividends accrued and unpaid up to, but not including the Redemption Date.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 23, 2021, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2022. The Company continues to have an aggregate principal amount of $5.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $5.1 million. As of September 30, 2022, there is no issued letter of credit from the Credit Line. At September 30, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the nine months ended September 30, 2022, we paid $0.4 million to repurchase 45,436 shares of our Class B common stock of our Class B common stock tendered by our employees and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. In the nine months ended September 30, 2021, we paid $0.2 million to repurchased 39,523 shares of our Class B common stock of our Class B common stock tendered by our employees and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2022, the Company had outstanding aggregate performance bonds of $15.2 million and minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2022 had remained the same as in the three months ended September 30, 2021, our gross profit from electricity sales would have decreased by $20.1 million and our gross profit from natural gas sales would have increased by $1.1 million in the three months ended September 30, 2022. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2022 had remained the same as in the nine months ended September 30, 2022, our gross profit from electricity sales would have decreased by $68.0 million and our gross profit from natural gas sales would have decreased by $9.7 million in the nine months ended September 30, 2022.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized gains from derivative instruments of $35.0 million and $102.1 million in the three and nine months ended September 30, 2022, respectively, and $13.8 million and $32.8 million in the three and nine months ended September 30, 2021, respectively. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the third quarter of 2022:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2022	—		$—	—	4,668,973
August 1–31, 2022	32,944	(2)	10.26	—	4,668,973
September 1–30, 2022	—		—	—	4,668,973
Total	32,944		$10.26	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of Class B Common stock that we tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

The following table provides information with respect to redemption by us of shares of our Preferred stock during the third quarter of 2022:

	Total Number of Shares Redeemed	Average Redemption Price per Share	Total Number of Shares Redeemed as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs
				(in thousands)
April 1–30, 2022	—	$—	—	$2,087,405
May 1–31, 2022	117,317	8.50	117,317	1,970,088
June 1–30, 2022	—	—	—	1,970,088
Total	117,317	$8.50	117,317

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

Genie Energy Ltd.

November 9, 2022	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 9, 2022	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

