Form 10-K
period 2022-12-31
Genie Energy Ltd.
filed 2023-03-15
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022,

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:1-35327

Genie Energy Ltd.

(Exact name of registrant as specified in its charter)

Delaware	45-2069276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broad Street,Newark, New Jersey07102

(Address of principal executive offices, zip code)

(973)438-3500

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $9.16 per share, as reported on the New York Stock Exchange, was approximately $196.5 million.

As of March 13, 2023, the registrant had outstanding 24,438,743 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,720,537 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 10, 2023, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

 Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is a global provider of energy services. We manage our business and reports results through two segments.

  Genie Retail Energy ("GRE") supplies electricity and natural gas to residential and small business customers through retail energy providers ("REPs") operating in certain portions of deregulated markets within the United States; and
  Genie Renewables, includes the following four lines of businesses:
    Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial ("C&I") customers as well as its own portfolio;
    CityCom Solar ("CityCom") is a marketer of community solar energy solutions;
    Prism Solar Technologies ("Prism") designs, manufactures and supplies specialized solar panels for wholesale distribution; and
    Diversegy LLC ("Diversegy") provides energy brokerage and advisory services to commercial customers.

The Company owns 99.5% of its subsidiary, Genie Energy International Corporation ("GEIC"), which owns 100% of Genie Retail Energy, Inc. and 95.5% of Genie Energy Services, LLC ("GES"). GES holds our interest in the entities comprising the Genie Renewables segment. In March 2021, the Company renamed the GES segment to Genie Renewables. In the third quarter of 2022, the Company ceased to operate a former segment, GRE International ("GREI"). Certain GREI's assets and liabilities and operations were classified as discontinued operations and the segment's remaining assets and liabilities were combined with corporate.

GRE owns and operates REPs, including IDT Energy, Inc. ("IDT Energy"), Residents Energy, LLC ("Residents Energy"), Town Square Energy, LLC and Town Square Energy East, LLC ("collectively, "TSE"), Southern Federal Power ("SFP") and Mirabito Natural Gas, ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business and small commercial customers. The majority of GRE's REPs' customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

Genie Renewables consists of our 100% interest in Genie Solar, an integrated solar energy company, our 92.8% interest in CityCom Solar, a marketer of community solar energy solutions, our 60.0% controlling interest in Prism, a solar solutions company that is engaged in manufacturing of solar panels, solar installation design and solar energy project management and 100% interest in Diversegy, an energy broker for customers.

DISCONTINUED OPERATIONS IN UNITED KINGDOM, FINLAND AND SWEDEN

Previously, the company had a third segment, GREI, which supplied electricity and natural gas to residential and small business customers in certain markets in Europe.

On November 29, 2021, Orbit Energy Limited ("Orbit") was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit has been transferred to third-party Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

As a result of volatility in the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers. The accounts of Lumo Finland were also deconsolidated from those of the Company in November 2022.

We account for the operations in the United Kingdom, Finland and Sweden as discontinued operations.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a separate segment and certain GREI's assets and liabilities and operations were classified as discontinued operations and the segment's remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

CORONAVIRUS DISEASE (COVID-19)

Starting in the first quarter of 2020, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic.

For the years ended December 31, 2022 and 2021, the impacts of COVID-19 were evident in several key aspect of our business operations and the corresponding financial impact has been mixed. Our customers are predominantly residential, so we benefited from the increased demand for electricity in 2021 as many customers are working from and spending more time in their homes, though that impact began to abate in 2022 as more customers returned to work in corporate offices. On the other hand, like other retail energy providers, the Company suspended its face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions. The reduction in gross meter acquisitions decreased customer acquisition expenses in 2022 and 2021 and limited growth in domestic meters served. Churn in 2021 decreased, as our competitors also suspended their face-face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic markets in 2021, facilitating a partial reactivation of the previously curtailed customer acquisition channels, and in 2022 the impact of public health restrictions on our meter acquisition programs and churn were substantially diminished and as of December 31, 2022 was not a significant factor.

REPORTABLE SEGMENTS

We have two reportable business segments: GRE and Genie Renewables. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in “Note 18 — Business Segment and Geographic Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

Our web site (https://genie.com), including the various pages thereof (e.g. the investor relations pages and the materials available thereon) and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

In November 2004, IDT Corporation, or IDT, our former corporate parent, launched a retail energy provider business in New York State under the brand name IDT Energy.

In October 2011, we were spun-off by IDT and became an independent public company with our Class B common stock listed on the New York Stock Exchange.

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

In July 2019, Genie launched its Souther Federal Power REP and entered the energy supply market in Texas.

In 2022, Genie Solar began to focus on developing utility scale solar projects that it will own and separate. Genie will sell the power generated throughout the life of the assets via community solar programs, power purchase agreements ("PPA") or virtual PPAs.

RECENT DEVELOPMENTS

In July 2022, Genie announced the formation of Sunlight Energy, an investment vehicle to finance ownership of Genie Renewable-originated solar generation projects and projects developed by third parties.

In December 2022, Genie Solar obtained the notice to proceed for its first company-owned project, a 4-megawatt, or MW community solar firm in upstate New York.

DIVIDENDS

After suspending, in March 2021, payment of a regular dividend on our Class A and Class B common stock to rebuild our cash position in light of the losses incurred from the effects of Winter Storm Uri, in February 2022, the Company reinstated the quarterly dividends on our Class A and Class B Common stock.

The aggregate dividends paid in the year ended December 31, 2022 on our  Class A and Class B common stock (the "Common Stock") was $7.8 million, as follows:

●	On March 1, 2022, we paid a quarterly Base Dividend of $0.0750 per share on our Common Stock for the fourth quarter of 2021 to stockholders of record at the close of business on February 22, 2022.

●	On May 31, 2022, we paid a quarterly Base Dividend of $0.0750 per share on our Common Stock for the first a quarter of 2022 to stockholders of record at the close of business on May 20, 2022.

●	On August 26, 2022, we paid a quarterly Base Dividend of $0.0750 per share on our Common Stock for the second quarter of 2022 to stockholders of record at the close of business on August 15, 2022.

●

On November 21, 2022, we paid a quarterly Base Dividend of $0.0750 per share on our Common Stock for the third quarter of 2022 to stockholders of record as of the close of business on November 14, 2022.

On March 1, 2023, we paid a quarterly dividend of $0.075 per share on our Common Stock for the fourth quarter of 2022 to stockholders of record as of the close of business on February 21, 2023.

We pay a quarterly dividend on our preferred stock. The aggregate dividend paid in the year ended December 31, 2022 on our Preferred Stock was $1.4 million, as follows:

●

On February 15, 2022, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2021 to stockholders of record at the close of business on February 7, 2022 of our Preferred Stock.

●

On May 16, 2022, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the first a quarter of 2022 to stockholders of record at the close of business on May 6, 2022 of our Preferred Stock.

●

On August 15, 2022, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the second quarter of 2022 to stockholders of record at the close of business on August 8, 2022 of our Preferred Stock.

●

On November 15, 2022, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the third quarter of 2022 to stockholders of record as of the close of business on November 8, 2022.

On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to an aggregate of $0.2 million which was paid with the quarterly Based Dividend on May 16, 2022. The accrual was made in light of the performance of GRE through December 31, 2021.

On December 31, 2022, the Company accrued Additional Dividends of $0.0531 per share on its Preferred Stock, equal to an aggregate of $0.5 million. The accrual was made in light of the performance of GRE through December 31, 2022, which is expected to be paid around May 15, 2023.

On February 15, 2023, we paid a quarterly Base Dividend of $0.1594 per share on the Preferred Stock for the fourth quarter of 2022 to stockholders of record at the close of business on February 7, 2023 in the aggregate amount of $0.2 million.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50. per share beginning in the second quarter of 2022. On May 3, 2022, the board of Directors authorized to redeem $2.0 million of Company's Preferred Stock during the second quarter of 2022. As of December 31, 2022, the Company redeemed 1,339,341 Preferred Sotck under this program for an aggregate amount of $11.4 million.

BUSINESS

Genie Retail Energy

Overview

GRE is comprised of REPs and related businesses. GRE’s REP businesses acquire residential and business electricity and natural gas customers in deregulated markets in the United States. Genie purchases electricity and natural gas on the wholesale markets and resells these commodities to GRE's REPs' customers. The positive difference between the net sales price of electricity and natural gas sold to its customers and the cost of their electricity and natural gas supplies and related costs are the REP businesses’ gross profits.

GRE’s REP businesses operate in certain utility territories within the deregulated retail energy markets of eighteen states in the United States: Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas, as well as in Washington, D.C. As part of our ongoing business development efforts, we routinely evaluate opportunities in other deregulated jurisdictions to accelerate the growth of our customer base and to reduce operational and regulatory risks associated with geographical concentration.

GRE’s REP businesses operate under several brand names including IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power and Mirabito. GRE's diverse offerings, in both the electricity and natural gas markets included variable rate or fixed rate offerings or both. Throughout many of their markets, GRE's REPs offer green electricity and green natural gas. Green electricity supply is matched with renewable energy certificates, or RECs that reflect the generation of electricity from renewable sources. Green natural gas supply is matched with carbon offsets certificates generated mostly from greenhouse emission reduction projects.

Historically, GRE has expanded its REP businesses through organic growth of its REPs – adding new customers through customer acquisition programs at a rate faster than customers lost through attrition or churn – as well as through acquisitions of other REPs and books of business. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and by competitive bidding for exclusive contracts awarded by certain municipalities, where authorized by state laws. These municipal aggregation contracts award participating residents’ electricity supply to a single supplier at a fixed price that is typically established through a competitive bidding process.

GRE evaluates its customer base both in terms of the numbers of commodity meters served and the number of Residential Customer Equivalents ("RCEs") represented by these meters. An RCE is a unit of measure denoting the typical annual commodity consumption of a single-family residential customer. One RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity.

Customer churn is a significant factor in the REP business. GRE's REPs' monthly churn rates average between four and seven percent per month. Customer churn tends to decrease when commodity prices fall, when weather-driven consumption decreases, when the price to REP customers decreases relative to competitors including the incumbent utility provider, or when the REPs incentivize customer tenure. Customer churn tends to increase when commodity prices rise, when weather driven consumption increases or spikes, or when the price to REP customers increases relative to the prices charged by competitors including incumbent utility providers. Newly acquired customers typically have higher rates of churn than longer-tenured customers.

GRE’s revenue represented approximately 96.3% and 96.5% of our total consolidated revenue in 2022 and 2021, respectively. In 2022, GRE generated revenue of $304.0 million comprised of $241.8 million from sales of electricity and $62.1 million from sales of natural gas, as compared with revenue of $311.8 million in 2021, comprised of $273.0 million from the sales of electricity, $38.8 million from the sales of natural gas and a minimal amount of other revenue. GRE's electricity sales as a percentage of total sales have increased in recent years as our sales channels have acquired more electric customers than gas customers. The change in the electric and natural gas proportions is due to the Company's expansion and growth in electricity only states such as Massachusetts and Texas.

GRE’s REP revenue is seasonal. Approximately 39.7% and 44.5% of our natural gas revenues in 2022 and 2021, respectively, were generated during the first quarter, when the demand for heating in our service areas tends to be highest. Although the demand for electricity is not as seasonal as natural gas, approximately 30.5% and 30.3% of total revenues from electricity sales in 2022 and 2021, respectively, were generated in the third quarter when the demand for cooling in our service areas tends to be highest.

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

As of December 31, 2022, GRE serviced 275,000 meters (196,000 electric and 79,000 natural gas), compared to 285,000 meters (210,000 electric and 75,000 natural gas) as of December 31, 2021.

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

As of December 31, 2022, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas, and in some states, where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Some competitors in certain REP markets have engaged in unfair business practices in order to recruit new customers. These practices can create an unfavorable impression about our industry with consumers, regulators or political bodies. Further, such practices can lead to regulatory action that negatively impact us and the industry.

Customers; Marketing

The services of GRE’s REPs - IDT Energy, Residents Energy, TSE, SFP and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include variable rate programs whose prices change month-to-month, fixed contracts whose unit price remains the same for the agreed upon term and renewable contracts. A significant portion of our customer base is enrolled in variable rate products, which enable us to recover our wholesale costs for electricity and natural gas by adjusting the rates we charge to our customers. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2022, customers on variable rate products constituted approximately 66.2% of our revenue. The balance comprised customers on fixed rate agreements.

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

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. Over the course of 2022, the associated cost was approximately 1.1% of GRE's revenue in exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are preferred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. At December 31, 2022, 80.5% of GRE’s net accounts receivable were under a POR program.

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

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2022, the Company was in compliance with such covenants.

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

Competition

As an operator of REPs, GRE often competes with the local utility companies in each of the markets in which it provides services and with many other licensed REPs. In some markets, competitor REPs are affiliated with local utilities. GRE also competes with several large vertically integrated energy companies as well as smaller independent operators. Competition with the utilities and REPs impacts GRE’s gross margins, customer acquisition rates and customer churn rates.

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

From time to time, the Company is party to legal proceedings that arise in the ordinary course of business including those with utility commissions or other government regulatory or law enforcement agencies.

As of December 31, 2022, GRE’s REPs operate in Washington D.C., New York, Pennsylvania, New Jersey, Maryland, Illinois, Indiana, Ohio, Michigan, New Hampshire, Rhode Island, Connecticut, Florida, Massachusetts, Delaware, Maine, Texas and Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

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

State of Connecticut Public Utilities Regulatory Authority

Town Square Energy

On September 19, 2018, the State of Connecticut Public Utilities Regulatory Authority (“PURA”) commenced an investigation into Town Square following customer complaints of allegedly misleading and deceptive sales practices on the part of Town Square. The Connecticut Office of Consumer Counsel had joined in investigation, Although Town Square denies any basis for those complaints and any wrongdoing on its part, it cooperated with the investigation and responded to subpoenas for discovery. On June 17, 2020, the PURA notified Town Square that it was advancing its investigation by assigning Prosecutorial staff for the purpose of investigating Town Square’s compliance with licensed electric supplier billing, marketing, and licensing requirements, and, if appropriate, facilitating settlement discussions among the parties that contains, but it not limited to, an appropriate civil penalty extensive retraining of the supplier's third-party agents, and retention of all sales calls with continued auditing.

In July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also, and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of December 31, 2022, Town Square’s Connecticut customer base represented 4.8% of GRE’s total meters served and 5.6% of the total RCEs of GRE’s customer base. For the year ended December 31, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut was $16.6 million and $29.0 million, respectively.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2022, Residents Energy's gross revenues from sales in Connecticut were $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In June 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

Employees

As of March 3, 2023, GRE employed 125 full time employees, 55 of whom are located in the Jamestown, New York office, 41 of whom are located in our New Jersey office, 22 of whom are located in our Arizona office and 7 are located in Texas with SFP.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA"), which aims to reduce U.S. carbon emissions and promote economic development through investments in clean and renewable energy projects. The consumer-facing clean energy tax credits created or expanded by the IRA are intended to drive rapid adoption of energy efficiency, electric transportation, and solar energy which would require the utility industry to expand and modernize infrastructure, systems and services to integrate and optimize these resources.

In addition to climate-related initiatives at the federal level, some states have adopted provisions designed to regulate GHG emissions and renewable and other portfolio standards, which impact the power sector. See discussion below for additional information on renewable and other portfolio standards.

Certain northeast and mid-Atlantic states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia) currently participate in the Regional Greenhouse Gas Initiative ("RGGI"). The program requires most fossil fuel-fired power plant owners and operators in the region to hold allowances, purchased at auction, for each ton of carbon dioxide emissions. Non-emitting resources do not have to purchase or hold these allowances. Pennsylvania joined RGGI in April 2022.

Broader state programs impact other sectors as well, such as the District of Columbia's Clean Energy DC Omnibus Act and cross-sector GHG reduction plans, which resulted in recent requirements for Pepco to develop 5-year and 30-year decarbonization programs and strategies. Maryland expects to meet and exceed the mandate set in the Greenhouse Gas Emissions Reduction Act to reduce statewide GHG emissions 40% (from 2006 levels) by 2030, and the state’s Climate Solutions Now Act of 2022 further updates requirements with a proposal to reduce emissions 60% (from 2006 levels) by 2031. New Jersey accelerated its goals through Executive Order 274, which establishes an interim goal of 50% reductions below 2006 levels by 2030 and affirms its goal of achieving 80% reductions by 2050 and includes programs to drive greater amounts of electrified transportation. Illinois’ climate bill, Clean Energy Jobs Act, establishes decarbonization requirements for the state to transition to 100% clean energy by 2050 and supports programs to improve energy efficiency, manage energy demand, attract clean energy investment and accelerate job creation.

The Company cannot predict the nature of future regulations or how such regulations might impact future financial statements.

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

Genie Renewables

Genie Renewables is comprised of businesses that market and provide renewable energy solutions. Genie Renewables currently consists of (i) our 95.5% in Genie Solar, (ii) our 92.8% in CityCom Solar, (iii) our controlling interest in Prism, and (iv) Diversegy.

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

Multiple markets within the United States, exemplify favorable characteristics for a solar market, including (i) sizeable electricity demand, particularly around growing population centers and industrial areas; (ii) strong demand for renewable energy generation; and (iii) abundant solar resources. In those areas and applications in which these factors are more pronounced, our solar energy solutions compete favorably on an economic basis with traditional forms of energy generation.

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

On August 16, 2023, the Inflation Reduction Act (IRA) was passed. The IRA extended the ITC through December 31, 2025, for solar, wind, geothermal, biogas, combined heat and power ("CHP") facilities, and microgrid projects that begin construction before December 31, 2025. The IRA established a Federal ITC level of 30.0 % for all projects that meet Prevailing Wage and Apprenticeship standards as well as additional 10.0% - 20.0% credits for projects that meet certain domestic materials requirements, placement within an energy community or placement within an environmental justice area. The IRA also allows for interconnection costs within qualified ITC costs and extends the Federal ITC for eligible costs associated with standalone energy storage.

Additionally, a number of federal regulations have increased the cost of fossil generation across the country over the last several decades. The Clean Air Act of 1970 originally provided the EPA with authority to regulate emissions, but it was not until the 2000s that EPA restrictions on sulfur dioxide and nitrogen oxides emissions required installation of scrubbers or other emissions control equipment. More recently, EPA’s continued air quality level regulations have driven controls on all types of units along with stringent operational limitations. EPA has also set broader standards for greenhouse gas emissions particularly from new, modified, and reconstructed fossil-fired power plants forcing efficiency improvements and increasing maintenance costs. At the state level, a number of carbon pricing schemes have been implemented, including a cap-and-trade program in California and a carbon tax in the Northeast via the RGGI.

In addition, the Biden Administration continues to propose legislation and both regulatory and executive actions to help accelerate the clean energy transition, including new tax incentives, additional restrictions on methane and other GHG emissions, and other policies intended to combat climate change. For example, in December 2021, President Biden signed an executive order calling for the federal government to achieve net zero emissions by 2050, with a 65% reduction by 2030. The order specifically directs the federal government to use its scale and procurement power to achieve 100% carbon pollution-free electricity by 2030, with at least half coming from locally supplied clean energy, as well as 100% zero-emission vehicle acquisitions by 2035 and a net-zero emissions building portfolio by 2045, all of which may contribute to increased demand for alternative energy technologies, including renewable energy and energy storage. The Administration has also set a goal of economy-wide net zero emissions in the United States by 2050.

State government support for renewable energy

Many states offer a personal and/or corporate investment or production tax credit for renewable energy facilities, which is additive to the Federal ITC. Further, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy facilities that include exemptions, exclusions, abatements and credits. Many renewable energy facilities in the U.S. have been financed with a tax equity financing structure, whereby the tax equity investor is a member holding equity in the limited liability company that directly or indirectly owns the solar generation facility or wind power plant and receives the benefits of various tax credits. Additionally, Solar Development often benefit from state incentives that may provide valuable Renewable Energy Certificates, cash refunds and/or guaranteed revenue per unit of electricity produced by utility scale solar projects like Community Solar.

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

Genie Solar

Genie Solar is an integrated solar energy company that develops constructs and operates solar energy projects for commercial and industrial ("C&I") customers as well its own portfolio.

Scope of Services and Business Overview

For its clients, Genie Solar identifies, develops, and in some cases operates solar generation sites to provide solar electricity to its customers. The project development scope typically includes sight identification – typically a rooftop or land already owned by the client, design and planning, obtaining relevant state and local permits, procuring panels and other materials, directing contractors during installation, and coordinating with the incumbent utility to interconnect with the existing power grid. Genie Solar offers a variety of solutions to finance project construction. However, most customers choose to finance projects on their own to take advantage of solar incentives offered by federal and local governments.

For its operating portfolio, Genie Solar targets projects with attractive return characteristics that are usually in the 3-15 MW range. Many of our initial development projects are community solar. Community solar refers to local solar facilities shared by multiple community subscribers who receive credit on their electricity bills for their share of the power produced.

Genie’s community solar projects are usually 3-10 MW. The project development path begins with site identification and control and includes design, permitting, construction, and interconnection with the local utility grid. In addition to this scope of work, we are also responsible for enrolling customers within the same utility territory to consume the project’s power production. Through government incentives, the developer is usually able to offer the customers a percentage discount off the cost of their utility bill. Genie typically self-finances community solar projects or supplements its own capital with investments from third parties.

Genie Solar currently has site control and plans to construct – subject to permitting – its first utility-scale (non-community solar) solar project. The Company is pursuing a buyer of the expected 30 MW of electric output through a long-term PPA.  The Company expects to have all permitting and approvals necessary for construction toward the end of 2023.

Market Differentiation

Genie Solar markets projects directly to potential C&I customers, emphasizing its ability to help them achieve sustainability goals, lower their cost of energy and leverage tax and other solar generation incentives from federal, state, and local governments.

We differentiate ourselves by targeting medium-sized to large scale C&I facilities including buildouts if system generating 400 kilowatt or more by offering vertically integrated solution. Our solution uniquely includes in house panel manufacturing and panel procurement through Prism and procurement of additional energy not covered by the solar project through our Diversegy Energy brokerage business. We also offer customer software solution that enables property operators to obtain detailed insights into their electricity consumption patterns and to optimize production to further reduce expenses. Finally, Genie Solar offers third-party project financing and/or can directly provide financing.

While we have the expertise and the wherewithal to build across the US, our C&I sales efforts are focused on the Northeast and the majority of our projects – completed and in our pipeline – are located there.

In the community solar market, Genie operates in states with robust community solar and utility scale solar regulatory frameworks and incentives – currently New York and Pennsylvania.

Genie differentiates its community solar offerings from other developers by offering an end-to-end solution including CityCom’s customer acquisition engine and, in some instances, through Genie Retail’s ability to resell output to meet customer demands for renewably generated electricity.

As of December 31, 2022, Genie Solar and its affiliates had over 65 MWs of solar projects in its development pipeline. Genie expects to expand its pipeline significantly in 2023.

In 2022, Genie Solar accounted for 1.1% and 30.8% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

CityCom — Community Solar

CityCom operates primarily as a project level customer acquisition solution for the rapidly expanding community solar industry, and, through a joint venture partnership, also provides customer billing and management to community solar projects.

According to the U.S. Department of Energy, forty states had at least one community solar project at year end 2021 and twenty two states had enacted community solar incentives or regulations. Three quarters of the output of these projects was generated in four states: Florid, Minnesota, New York and Massachusetts.

CityCom acquires community solar customers - residential, small business and commercial consumers - on behalf of the community solar project’s developers. CityCom employs a variety of sales channels to achieve its sales goals including door-to-door, through third party brokers, and through digital advertising. By leveraging these sales channels and the customer acquisition expertise that Genie Retail developed while acquiring its customer base, CityCom is often able to acquire customers more efficiently than other providers.

CityCom is compensated for its services through a combination of upfront commissions and residual fees. Currently, CityCom is actively acquiring community solar customers on behalf of project owners in Illinois, New Jersey, New York, Maine, Maryland, Massachusetts, and Virginia. Additionally, CityCom expects to expand its geographic footprint in 2023 by pursuing customer acquisition contracts for projects in development in California, Colorado, Delaware, New Mexico, and Ohio. Some of this expansion is dependent on further community solar legislation pending at the state level.

In 2022, CityCom accounted for 1.3% and 35.9% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

Prism Solar Technologies

The Company acquired a 60.0% controlling interest in Prism in October 2018. On April 12, 2019, Prism restructured its ownership. The Company now holds 60.0% interest in Plus EnerG which owns 100% of Prism.

Prism is a solar module manufacturing company with over a decade's experience in manufacturing and application of bifacial solar modules.

Prism bifacial modules are engineered and designed in the U.S. utilizing domestic and overseas manufacturing facilities using high efficiency P-type PERC bifacial cells. This technology results in a reduction in the average cost per kilowatt hour. Elements of the technology that Prism uses are protected U.S. patents.

Unlike traditional solar modules, where photo-voltaic (“PV”) cells can only use the sunlight that strikes the front of the module, Prism’s bifacial modules generate energy on both faces, capturing a substantial amount of light scattered from surrounding surfaces. Bifacial panels solutions are particularly valuable when mounted over highly reflective backgrounds, such as a white roof, snow, sand, or other light-colored surfaces. For that reason, they are frequently utilized on commercial rooftops where they achieve significantly increased energy gain from the commercial white roofs, thereby making the rooftop an integral contributor to the solar system’s generative capacity. Bifacial residential applications include solar awnings, skylights, canopies and sun decks.

Recently Prism has expanded its product line up to include frameless bifacial, framed clear back sheet bifacial and ultra-black solar modules. These offerings enable Prism to offer solutions optimized for additional residential, commercial and industrial applications including parking canopies, electric vehicle car ports, vertically mounted fencing and exterior cladding on buildings.

Prism’s modules are sold directly to business customers – typically for applications requiring a high-quality custom solution. Prism is expanding its customer base by emphasizing the superior performance and aesthetics of its modules supported by unparalleled customer service.

In 2022, Prism accounted for 0.4% and 10.4% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

Diversegy

Diversegy is a commercial energy broker and advisor to industrial, commercial and municipal customers across deregulated energy markets in the U.S. It also offers ancillary energy services in both deregulated and regulated state markets.

Diversegy works with clients to maximize the benefits afforded by energy deregulation through the solicitation and analysis of competing offers from its supplier-partners. This service is typically provided at no cost to our clients.

At the conclusion of the evaluation process, Diversegy clients may enroll in multi-year fixed-rate contracts with Diversegy’s partner-suppliers although in some instances, Diversegy may take a more managed approach with ongoing hedging and purchasing strategies. In either case, its partner-suppliers are fully responsible for risk management, billing, and collection. Diversegy’s partner-suppliers compensate Diversegy for referrals either as an upfront payment or as a residual over the life of the customer’s contract.

Diversegy’s ancillary energy services, including offerings provided by its network of supplier-partners, include LED retrofits, on- and off-site solar generation, and a full suite of utility bill auditing services.

Historically, Diversegy marketed its services through an in-house sales force supplemented by a network of independent third-party brokers and agents.

In 2022, Diversegy accounted for 0.8% and 22.9% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

Growth Strategy

Diversegy is gradually building out its in-house sales team by adding experienced sales representative and recruiting independent sales agents and brokers with existing books of business.

To attract new clients directly, Diversegy utilizes customer marketing campaigns focused on propriety pricing software.

It recruits affinity groups, associations and organization in specific market verticals for cross-sell opportunities.

Diversegy is well-positions to increase in market share by leveraging its custom energy software, energy market expertise and strong agent customers support.

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

Employees

As of March 3, 2023, Genie Renewables employed 22 full time employees, all of whom are located in our New Jersey office.

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

In December 2021, President Biden signed an executive order calling for the federal government to achieve net zero emissions by 2050, with a 65% reduction by 2030. The order specifically directs the federal government to use its scale and procurement power to achieve 100% carbon pollution-free electricity by 2030, with at least half coming from locally supplied clean energy, as well as 100% zero-emission vehicle acquisitions by 2035 and a net-zero emissions building portfolio by 2045, all of which may contribute to increased demand for alternative energy technologies, including renewable energy and energy storage.

Additionally, a number of other federal and state regulations have increased the cost of fossil generation across the country over the last several decades. The Clean Air Act of 1970 originally provided the EPA with authority to regulate emissions, but it was not until the 2000s that EPA restrictions on sulfur dioxide and nitrogen oxides emissions required installation of scrubbers or other emissions control equipment. More recently, EPA’s continued air quality level regulations have driven controls on all types of units along with stringent operational limitations. EPA has also set broader standards for greenhouse gas emissions particularly from new, modified, and reconstructed fossil-fired power plants forcing efficiency improvements and increasing maintenance costs. At the state level, a number of carbon pricing schemes have been implemented, including a cap-and-trade program in California and a carbon tax in the Northeast via the RGGI.

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

Additionally, on March 21, 2022, the U.S. Securities and Exchange Commission issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

Further, legislative and regulatory initiatives are underway to that purpose. The Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain oil and gas sources and facilities. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate a transition away from fossil fuels, which could in turn adversely affect our business and results of operations. The U.S. Congress has also considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  Additionally, following the U.S. Supreme Court finding that GHG emissions fall within the CAA definition of an “air pollutant,” the EPA has adopted regulations that, among other things, establish construction and operating permit review for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The EPA has also proposed rules in November 2021 and 2022 intended to reduce methane emissions from new and existing oil and gas sources. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of March 3, 2023, we had172 employees located in United States.

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

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering on our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals.

We are committed to diversity and inclusion in the workforce include a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by us and is illegal in many jurisdictions. We respect the human rights of all employees and strives to treat them with dignity consistent with standards and practices recognized by the international community.

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

Our strategy is based on current regulatory conditions and assumptions, which could change or prove to be incorrect.

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

For example, on April 16, 2021, the New York Public Service Commission (“PSC”) issued an order limiting the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings (the “2021 Orders”). Such compliance could impact customer acquisition and renewal revenue and profitability. The Company is working to ensure that its products and services are fully compatible with the 2021 Orders. As of December 31, 2022, New York represented 22.4% of GRE’s total meters served and 18.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2022 and 2021, gross revenue from New York was $63.5 million and $52.9 million, respectively.

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

Additionally, in mid-February of 2021, the State of Texas experienced unprecedented cold weather and snow. With the grid overtaxed and rolling blackouts being enforced, by order of ERCOT, real-time commodity prices during the crisis escalated astronomically. Although our supply commitment for our customers in Texas was reasonably hedged for expected winter weather conditions, the extreme usage spike exposed us to further unexpected cost increases. Despite our cost increases related to the unprecedented price volatility in real-time electricity prices, we maintained customer rates under current agreements with customers. The impact on our consolidated profitability for the year ended December 31, 2022 was approximately $10.6 million.

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

The physical risks associated with climate change may have an adverse impact on our business operations, financial condition and cash flows

Climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to be destructive to the suppliers from which we purchased our electricity and natural gas supply. An extreme weather event within our REPs service areas can also cause disruption in service to customers due to downed wires and poles or damage to other equipment. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows. Climate change poses other financial risks as well. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes. Increased energy use due to weather changes may require us to purchase additional power and natural gas. Additionally, decreased energy use due to weather changes may affect our financial condition through decreased rates, revenues, margins or earnings. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.

Fixed Rate Products or Guaranteed Pricing Programs could result in losses or decreased profits if GRE fails to estimate future commodity prices and commodity consumption accurately.

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumptions, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2022, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 24.1% and 7.1% of GRE’s electric and natural gas load, respectively. Fixed rate products are becoming a greater part of our offering as they are currently preferred by many customers and regulators.

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

The Russian invasion of Ukraine is recent and the implications on the global economy and energy supplies are uncertain but may prove to negatively impact our operations.

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

For the year ended December 31, 2022, the impacts of COVID-19 on our operations and financial results were minimal.

We benefited from the increased demand for electricity by residential customers due to more people working from their homes in 2021, though that impact began to abate in 2022 as more customers returned to work in corporate offices. On the other hand, like other retail providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a slight reduction in the U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expenses in 2021. Churn for in 2021 decreased as our competitors suspended their face-to-face marketing programs. COVID-19 public health restrictions relaxed in some of GRE's domestic market in 2021, facilitating a partial reactivation of the previously curtailed customer acquisition channels, and in 2022 the impact of public health restrictions on our meter acquisition programs and churn were substantially diminished and as of December 31, 2022 was not a significant factor.

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

●	Reduce the availability and productivity of our employees and third-party resources;

●	Cause us to experience an increase in costs as a result of our emergency measures;

●	Cause a deterioration of the credit quality of our counterparties, including power purchase agreement counterparties, contractors or retail customers, that could result in credit losses;

●	Cause impairment of long-lived assets; and

●	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings.

The situation remains fluid and it is difficult to predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Regulatory conditions can affect the amount of taxes and fees we need to pay and our pricing advantage

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

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. Certain of GRE’s REPs have a Preferred Supplier Agreement with BP pursuant to which we purchase electricity and natural gas at market rate plus a fee. The agreement has been modified and extended since 2009, and is scheduled to terminate on November 30, 2023, subject to renewal by agreement of the parties. In addition to other advantages of this agreement, we are only required to post security with BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

We face uncertainty related to our exit from the U.K. market. The Administrators of Orbit are currently engaged in a process to identify and settle creditors' claims. Unknown claims and liabilities could arise during the course of the process. Delays in the settlement of creditors' claims could increase the operations cost of the administration. It is unknown at this time how much of the funds that the Administrators are currently holding are ultimately going to be required to satisfy liabilities and the costs of administration, making it uncertain how much cash will be returned to us.

Risks Related to Genie Renewables

Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time.

We face significant competition both in the C&I market where we are attracting customers to our products as well as in the operating market where we are competing for access to land rights or attractive development projects.As the demand for solar energy grows, more companies and investors enter the market, increasing competition and potentially lowering prices and profits.

Changes in government regulations and policies can impact the financial viability of solar projects.

The success of solar energy projects is highly dependent government regulations and policies that impact the financial viability of the projects. This can include changes to tax incentives, subsidies, grid access and net metering policies. It can also include changes in building and safety codes, environmental regulations, and land use policies that impact the ability to construct and operate solar projects. The reduction, modification or elimination of any of these policies in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.

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

An increase in interest rates or tightening of the supply of capital in the global financial markets could increase the cost of borrowing and negatively impact our projects.

C&I customers may depend on debt and/or equity financing to fund the initial capital expenditure required to purchase a system. Additionally, Genie Solar intends to utilize long-term debt financing for its operating portfolio. As a result, an increase in interest rates, or a reduction in the supply of project debt financing could reduce the number of solar projects that we are able to construct and operate.

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

We reported in our Annual Report on Form 10-K as of December 31, 2020, a material weakness in internal control specifically related to management's review of the income tax provision. During 2021, we implemented certain remediation measures related to the material weakness, however, we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 (see Item 9A Control and Procedures in this Annual Report on Form 10-K). During 2022, we implemented certain additional remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Eight trusts for the benefit of children of Howard S. Jonas, (the "Trusts"), our Chairman of the Board, collectively have voting power over 5,123,374 shares of our common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 3,549,048 shares of our Class B common stock representing approximately 70.0% of the combined voting power of our outstanding capital stock, as of March 13, 2023. In addition, as of March 13, 2023, Howard S. Jonas holds 3,683,869 shares of our Class B common stock.

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

On March 13, 2023, there were 308 holders of record of our Class B common stock and 8 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts or the benefit of children of Howard Jonas, our Chairman of the Board. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2023, the last sales price reported on the New York Stock Exchange for the Class B common stock was $8.96 per share.

PREFERRED STOCK

The Series 2012-A Preferred Stock is listed and traded on the NYSE under the symbol “GNEPRA”. Trading began on the NYSE on October 24, 2012.

On March 13, 2023, there were 3 holders of record of our Series 2012-A Preferred Stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2023, the last sales price reported on the New York Stock Exchange for the Series 2012-A Preferred Stock was $10.51 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 12 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2022.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2022	4,668,973		$—	—	4,668,973
November 1 - 30, 2022	14,906	(2)	10.61	—	4,668,973
December 1 – 31, 2022	—		—	—	4,668,973
Total	4,683,879		$0.03

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Pertains to 14,906 shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Overview

We are comprised of Genie Retail Energy ("GRE") and Genie Renewables. In the third quarter of 2022, we discontinued the operations of Lumo Finland and Sweden as discussed below. Following this discontinuance of operations, Genie Retail Energy International ("GRE International") ceased to be a segment and the remaining assets and liabilities and results of any continuing operations of GRE International were combined with corporate.

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Midwestern and Eastern United States and Texas.

Genie Renewables holds Genie Solar Energy, an integrated solar energy company, a 93.5% interest in CityCom Solar, a marketer of community solar energy solutions, Diversegy, an energy broker for commercial, and a 60.0% controlling interest in Prism Solar, a solar solutions company that is engaged in manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued Operations in Finland and Sweden

As a result of sustained volatility in the energy markets in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instruments sold was €34.2 million (equivalent to $35.8 million).

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for nominal consideration. In August 2022 Lumo Finland entered in a transaction to transfer its variable rate customers to a third party for €$1.9 million (equivalent to $2.0 million), and transferred the fixed rate customers to other utilities for no considerations.

We determined that exiting the Finland and Sweden markets represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator ("Lumo Administrator"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrator. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrator, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes were $30.4 million and $7.7 million for the years ended December 31, 2022 and 2021, respectively

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and the results of continuing operations of GRE internal were combined with corporate.

Discontinued U.K. Operations

In 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted us to suspend the then contemplated spin-off of our international operations and start the process of orderly withdrawal from the U.K. market. In October 2021, as part of the orderly exit process from the U.K. market, Orbit and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. A portion of the net cash proceeds was transferred to us (see Notes 16, Legal and Regulatory Proceedings, to our financial statements included elsewhere in this Annual Report on Form 10-K).

Following the termination of the contract between Orbit and Shell, we filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent based on the Insolvency Act of 1986, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered that Orbit's current customers be transferred to a “supplier of last resort” and transferred the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables remain with Orbit, the management and control of which was transferred to Administrators.

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

Coronavirus Disease (COVID 19)

Starting in the first quarter 2021, the world and the United States experienced the unprecedented impacts of the coronavirus disease 2020 (COVID-19) pandemic.

For the year ended December 31, 2022, the impacts of COVID-19 are evident in several key aspects of our business operations and the corresponding financial impact has been mixed. Our consolidated revenues for the year ended December 31, 2022 decreased by $7.7 million or 2.4 compared to 2021.

Our customer base is predominantly residential, so we benefited from the increased demand for electricity when customers are working from their homes. On the other hand, like other retail energy providers, we suspended our face-to-face customer acquisition programs in March 2020 as public health measures were implemented to combat COVID-19, resulting in a decrease in gross meter acquisitions and a decrease in U.S. domestic meters served. The reduction in gross meter acquisitions decreased our customer acquisition expense in the year ended December 31, 2022 and 2021 compared to the period before the pandemic.

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

Beginning in 2021, public health restrictions have begun to ease in some of our markets which allow us to resume face-to-face sales and marketing. We believe that the impact of the public health restrictions on our meter acquisition efforts has dissipated, however, any reversal of the easing of restrictions would impact that situation.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 96.3% and 96.5% of our consolidated revenues in the years ended December 31, 2022 and 2021, respectively

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2023. Those REPs ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 39.7% and 44.5% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2022 and 2021, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.5% and 30.3% of GRE’s electricity revenues for 2022 and 2021, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

In June 2021, the legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided to the load serving entities who originally incurred the charges. Under HB 4492, the Company is entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. In the second quarter of 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

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

Purchase of Receivable

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the year ended December 31, 2022, the associated cost was approximately 1.1% of GRE's revenue. At December 31, 2022, 80.5% of GRE’s net accounts receivables were under a POR program.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at December 31, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2022 and 2021).

	December 31,
	2022	2021
Customer A	10.2%	12.5%

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2022	2021
Customer A	10.1%	na	%
Customer B	na	11.7

na—less than 10.0% of consolidated revenues in the period

Class Action Lawsuits

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits in the past.

Most recently, on February 18, 2020, named Plaintiff Danelle Davis filed a putative class action complaint against Residents Energy and GRE in United States District of New Jersey alleging violations of the Telephone Consumer Protection Act, 47 U.S.C § 227 et seq. Although Residents Energy and GRE denies any wrongdoing in connection with the complains, the parties settled the matter for a minimal amount which was included in selling, general and administrative expenses in the first quarter of 2021.

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

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in June 2021, it settled the matter with PURA. Pursuant to the terms of the settlement, Town Square paid $0.4 million and has agreed to voluntarily refrain, from in-person marketing activities in Connecticut for the period of 15 months. As of December 31, 2022, Town Square’s Connecticut customer base represented 2.8% of GRE’s total meters served and 3.1% of the total RCEs of GRE’s customer base. For the year ended December 31, 2022 and 2021 Town Square’s gross revenues from sales in Connecticut were $16.6 million and $29.0 million, respectively.

An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2022, Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In May 2021, the parties reached a settlement, pursuant to which, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

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

Revenue Recognition

Revenues from the Sale of Electricity and Natural Gas

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase.GRE and Genie Japan (during the period prior to its sale in May 2021) record unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $4.8 million at December 31, 2022 and $6.1 million at December 31, 2021. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balance was $10.0 million at December 31, 2022 and 2021. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

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

We perform our annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determines that an impairment is more likely than not, we then required to perform the quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceeds directly to the quantitative impairment test. In 2022 and 2021, we elected to perform a qualitative analysis for our GRE reporting unit as of October 1. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less that the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

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

The valuation allowance on our deferred income tax assets was $10.2 million and $10.3 million at December 31, 2022 and 2021, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we meet the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on the assets that we will utilize.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding new accounting pronouncements are included in Note 1 —Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenues:
Electricity	$241,828	$273,019	$(31,191)	(11.4)%
Natural gas	62,144	38,812	23,332	60.1
Total revenues	303,972	311,831	(7,859)	(2.5)
Cost of revenues	150,990	220,951	(69,961)	(31.7)
Gross profit	152,982	90,880	62,102	68.3
Selling, general and administrative	60,425	56,185	4,240	7.5
Income from operations	$92,557	$34,695	$57,862	166.8

Revenues.GRE’s electricity revenues decreased in 2022 compared to 2021. The decrease in electricity revenues in 2022 compared to 2021 was the result of a decrease in electricity consumption partially offset by an increase in the average price charged to customers. Electricity consumption by GRE's REPs' customers decreased 33.4% in 2022 compared to 2021. The decrease in electricity consumption reflected a decrease in the average number of meters served, which decreased by 30.8% in 2022 compared to 2021 and a 3.8% decrease in average electricity consumption per meter in 2022 compared to 2021. The reduction in meters served was driven, in part, by our decision to suspend certain customer acquisition efforts and allow certain lower margin customers, including those acquired through municipal aggregate deals to move to other suppliers. The average rate per kilowatt hour sold increased by 33.0% in 2022 compared to 2021. The increase in average rate per kilowatt hour sold is due to the increase in the average wholesale price of electricity in 2022 compared to 2021.

GRE’s natural gas revenues increased in 2022 compared to 2021. The increase in natural gas revenues in 2022 compared to 2021 was a result of increases in natural gas consumption, driven by increases in average meters served as well as average consumption per meter and average rate per therm sold. Natural gas consumption of GRE's REPs customers increased by 33.4% in 2022 compared to 2021. Average meters served increased by 6.5% in 2022 compared to 2021 and average consumption per meter increased by 25.2% in 2022 compared to 2021. The average rate per therm sold increased 20.0% in 2022 compared to 2021. The increase in average rate per therm sold is due to the increase in the average wholesale price of natural gas in 2022 compared to 2021.

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Meters at end of quarter:
Electricity customers	196	193	203	209	210
Natural gas customers	79	77	77	77	75
Total meters	275	270	280	286	285

Gross meter acquisitions in 2022 were 159,000 compared to 177,000 in 2021.  The number of meters served on December 31, 2022 decreased by 10,000 meters or 3.5% from December 31, 2021. The decrease in the gross meter acquisitions for the year ended December 31, 2022 compared to 2021 was due to a “strategic pause” on certain customer acquisition channels to protect margins due to unfavorable market conditions that started in the fourth quarter of 2021.

In 2022, average monthly churn decreased to 4.8% compared to 5.7% in 2021. The decrease in average monthly churn in the year ended December 31, 2022 compared to 2021 was due to termination of a significant aggregation deal in 2021. GRE's REPs also returned some customers to their underlying utility in certain markets in the fourth quarter of 2021 to minimize the impact of expected higher prices on our margin.

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

(in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
RCEs at end of quarter:
Electricity customers	181	174	185	182	189
Natural gas customers	81	77	77	78	71
Total RCEs	262	251	262	260	260

RCEs slightly decreased 0.8% at December 31, 2022 compared to December 31, 2021 primarily due to the "strategic pause" on customer acquisition and transfer of some customers to their underlying customers as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Cost of revenues:
Electricity	$106,382	$198,483	$(92,101)	(46.4)%
Natural gas	44,608	22,468	22,140	98.5
Total cost of revenues	$150,990	$220,951	$(69,961)	(31.7)%

	Year ended December 31,
	2022	2021	Change
Gross margin percentage:
Electricity	56.0%	27.3%	28.7%
Natural gas	28.2%	42.1%	-13.9%
Total gross margin percentage	50.3%	29.1%	21.2%

Cost of revenues for electricity decreased in 2022 compared to 2021 primarily because of decreases in the electricity consumption in the average unit cost of electricity. The average unit cost of electricity decreased by 19.6% in 2022 compared to 2021. Electricity consumption by GRE's REPs' customers decreased by 33.4% in 2022 compared to 2021. A significant portion of the decrease in the average cost of electricity is due to the favorable results of hedging activities in 2022 compared to 2021 and the incremental cost incurred in 2022 from the effect of a major winter storm in Texas as discussed above. The gross margin on electricity increased in 2022 compared to 2021, because the average rate charged to customers increased while the average unit cost of electricity decreased.

Cost of revenues for natural gas increased in 2022 compared to 2021 primarily because of increases in total natural gas consumption and average unit cost of natural gas. Natural gas consumption by GRE’s REPs’ customers increased by 33.4% in 2022 compared to 2021. The average unit cost of natural gas increased 48.8% in 2022 compared to 2021. Gross margin on natural gas sales decreased in 2022 compared to 2021 because the increase in the average rate charged to customers increased less than the average unit cost of natural gas.

Selling, General and Administrative.The increase in selling, general and administrative expense in 2022 compared to 2021 was primarily due to increases in marketing and customer acquisition costs, provision for doubtful accounts and costs related to POR programs and employee-related costs partially offset by a decrease in legal settlement costs. Marketing and customer acquisition expenses increased by $3.7 million in 2022 compared to 2021 as a result of an increase in spending in our commercial business and to offset the effect of COVID-19 related public health restrictions to transitional customer acquisition methods partially offset by the decrease in residential customer meter acquisition. Employee-related expenses slightly increased by $0.6 million in 2022 compared to 2021 primarily due to an increase share based compensation expenses. Provision for doubtful accounts and costs related to POR programs decreased by $0.7 million in 2022 compared to 2021 as a result of expansion of activities in non-POR markets. As discussed above, Residents Energy and Town Square energy paid $0.8 million in legal settlements in Connecticut in 2021. No legal settlements were paid in 2022. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased to 19.9% in 2022 from 18.0% in 2021.

Genie Renewables

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism, in which we hold a60.0% controlling interest. Genie Solar is an integrated solar energy company. CityComm Solar is a marketer of community solar energy solutions. Diversegy provides energy brokerage and advisory services to commercial customers. Prism provides energy brokerage and advisory services to commercial customers.

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenue	$11,567	$7,508	$4,059	54.1%
Cost of revenue	9,767	4,725	5,042	106.7
Gross profit	1,800	2,783	(983)	(35.3)
Selling, general and administrative expenses	5,328	2,531	2,797	110.5
(Loss) income from operations	$(3,528)	$252	$(3,780)	nm %

nm — not meaningful

Revenue. Genie Renewables' revenues increased in 2022 compared to 2021. The increase in revenues was the result of increases in the activities of Genie Solar projects and commissions from selling third-party products to customers by CityCom Solar.Revenues from Diversegy include commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenue. Cost of revenues increased by 106.7% in 2022 compared to 2021. The increase in cost revenues reflects the increase in revenues of Genie Solar and CityCom Solar. Cost of revenue related to Diversegy included commissions incurred by our energy brokerage and marketing services businesses.

Selling, General and Administrative. Selling, general and administrative expenses increased in 2022 compared to 2021 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees at Genie Solar.

Corporate

As discussed above, the remaining accounts of GREI International were transferred to the corporate starting in the third quarter of 2022, which includes accounts of Genie Japan before we sold our stake in May 2021. The revenues and cost of revenues in 2021 were generated from Genie Japan before it was sold. Other entities and activities under corporate do not generate any revenues, nor does they incur any cost of revenues. In addition to the costs related to the Genie Japan customers, corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expense.

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Revenues	$—	$3,930	$(3,930)	(100.0)%
Cost of revenues	—	5,955	(5,955)	(100.0)
Gross loss	—	(2,025)	2,025	(100.0)
General and administrative expenses	9,209	8,833	376	4.3
Impairment of assets	2,066	—	2,066	100.0
Loss from operations	$(11,275)	$(10,858)	$(417)	3.8

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

The increase in Corporate general and administrative expenses in 2022 compared to 2021 was primarily due increases in employee related cost and stock-based compensation expenses. As a percentage of our consolidated revenues, corporate general and administrative expenses slightly increased from 2.7% in 2021 to 2.9% in 2022.

In December 2022, the Company suspended the development of business operations of Petrocycle, Ltd. ("Petrocycle"), a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline,  after it was determined that the current operations will not meet the expected results. Petrocycle provided full impairment of its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expense was $3.0 million and $2.9 million in 2022 and 2021, respectively. At December 31, 2022, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.4 million. The unrecognized compensation cost expected to be recognized over the average service period of 1.4 years.

As a percentage of our consolidated revenues, selling, general and administrative expense increased from 20.9% in 2021 to 23.8% in 2022.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Income from operations	$77,754	$24,089	$53,665	222.8%
Interest income	835	34	801	nm
Interest expense	(129)	(427)	298	69.8
Unrealized loss on marketable equity securities and investments	(417)	(4,970)	4,553	91.6
Gain on sale of subsidiary	—	4,226	(4,226)	nm
Other income, net	(520)	707	(1,227)	(173.6)
Provision for income taxes	(21,037)	(7,522)	(13,515)	(179.7)
Net income from continuing operations	56,486	16,137	40,349	250.0
Income from discontinued operations, net of tax	30,445	11,705	18,740	(160.1)
Net income	86,931	27,842	59,089	212.2
Net loss attributable to noncontrolling interests	874	1,372	(498)	(36.3)
Net income attributable to Genie Energy Ltd.	$87,805	$29,214	$58,591	200.6%

nm — not meaningful

Unrealized loss on marketable equity securities and investments. The unrealized loss on marketable equity securities and investments in 2021 primarily pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Gain on sale of subsidiary. The gain on sale of subsidiary in 2021 pertains to the gain recognized related to the sale of Genie Japan in May 2021.

Other Income, net.Other expense, net in 2022 and 2021, consisted primarily of foreign currency transactions gains and losses.

Provision for Income Taxes. The increase in provision for income tax in 2022 compared to 2021 is primarily due to increases in the amount of taxable income in the various taxing jurisdictions. Income before income taxes increased to $77.5 million in 2022 compared to $23.7 million in 2021.

Net Loss (Income) Attributable to Noncontrolling Interests. The decrease in net loss attributable to noncontrolling interests in 2022 compared to 2021 was primarily due to a decrease in net loss of Citizens Choice ("CCE"), partially offset by the increase in share in noncontrolling interest in the net income of Lumo Sweden and Lumo Finland.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax in 2022 pertains to the results of operations of Lumo Finland and Lumo Sweden. Income from discontinued operations, net of tax in 2021 pertains to the results of operations of Lumo Finland and Lumo Sweden as well Orbit which we discontinued in fourth quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $98.6 million balance of unrestricted cash and cash equivalents that we held at December 31, 2022 will be sufficient to meet our currently anticipated cash requirements for at least the period from January 1, 2023 to March 16, 2024.

At December 31, 2022, we had working capital (current assets less current liabilities) $127.4.

	Year ended December 31,
(amounts in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$66,004	$23,715
Investing activities	(5,234)	2,687
Financing activities	(25,523)	(5,675)
Effect of exchange rate changes on cash, cash equivalents and cash equivalents	17	(30)
Increase in cash, cash equivalents and restricted cash from continuing operations	35,264	20,697
Cash flows (used in) provided by discontinued operations	(29,408)	44,667
Increase in cash, cash equivalents and restricted cash	$5,856	$65,364

Operating Activities

Cash, cash equivalents and restricted cash provided by continuing operating activities were $66.0 million and $23.7 million in the years ended December 31, 2022 and 2021, respectively. Net income from continuing operations after non-cash adjustments increased to $64.3 million in 2022 compared to $21.3 million in 2021. The increase is primarily the result of favorable results of continuing operations in 2022 compared 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital increased cash flows by $0.3 million for 2022, compared to 2021. Changes in other assets decreased cash flows by $1.0 million for 2022, compared to 2021.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2022, we were in compliance with such covenants. At December 31, 2022, restricted cash—short-term of $0.5 million and trade accounts receivable of $47.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.7 million at December 31, 2022.

We had purchase commitments of $114.3 million at December 31, 2022, of which $91.8 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $1.0 million and $0.1 million in 2022 and 2021, respectively. The increase in capital expenditures in 2022 compared to 2021 is due to construction in progress in Genie Solar. We currently anticipate that our total capital expenditures in the year ending December 31, 2023 will be between $15.0 million and $20.0 million mostly related to the solar projects of Genie Renewables.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at December 31, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. As discussed above, in fourth quarter of 2022, we recorded a full impairment on the Ohayon Loan.

In 2022 and 2021, we acquired minimal interests in various ventures for an aggregate amount of investments of $2.7 million and $0.8 million, respectively.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contact with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we did not oppose the application, and the Court transferred the $28.3 million to the Administrator. In August 2022, the Administrator paid the Company a partial return of its interest in Orbit of £4.6 million (equivalent to $5.4 million). We believe that the remaining funds held by the Administrator are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

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

Financing Activities

In each of the years ended December 31, 2022 and 2021, we paid aggregate cash Base Dividends of $0.6376 per share on our Series 2012-A Preferred Stock. The aggregate preferred stock Base Dividends paid in 2022 and 2021 were $1.4 million and $1.5 million, respectively. On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to an aggregate of $0.2 million, in respect of the GRE results of operations through December 31, 2021, which the Company paid in May 2023. See the description of our Series 2021-A Preferred Stock below. For the year ended December 31, 2022, the Company accrued Additional Dividends of $0.5301 per share on its Preferred Stock, equal to an aggregate of $0.5 million, in respect of the GRE results of operations for the year ended December 31, 2022. which is expected to be paid around May 15, 2023.

On February 15, 2023, we paid a quarterly Base Dividend of $0.1594 per share on our Series 2012-A Preferred Stock for the fourth quarter of 2022 to stockholders of record as of the close of business on February 7, 2023.

In March 2021, in light of the losses incurred from the effects of the events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock to rebuild its cash position.

On February 7, 2022, the Board of Directors reversed its earlier suspension of quarterly dividends and declared a quarterly dividend of $0.075 per share on our Class a common stock and Class B Common Stock. In year ended December 31, 2022, we paid an aggregate dividends of $0.30 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $7.7 million in aggregate dividends on our common stock for the year ended December 31, 2022.

On March 1, 2023, the Company paid a $0.075 per share of its Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 21, 2023.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In 2022, we acquired 639,393 shares of Class B common stock under the stock purchase program for an aggregate amount of 4.4 million. In 2021, we acquired 622,922 Class B common stock under the repurchase program for an aggregate amount of $3.8 million. At December 31, 2022, 4.7 million shares remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors authorized a program to repurchase up to $1.0 million per quarter or our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, our Board of Directors authorized to the redemption of $2.0 million of our Preferred Stock during the second quarter of 2022. In the year ended December 31, 2022, we redeemed 1,339,341 shares of our Preferred Stock under the stock purchase program for an aggregate amount of $11.4 million.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2023. The aggregate principal amount was reduced of $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2022, there is no issued letter of credit from the Credit Line. At December 31, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In 2022, we paid $0.6 million to repurchase 60,342 shares of our Class B common stock, and, in 2021, we paid $0.3 million to repurchase 62,008 shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Series 2012-A Preferred Stock

At December 31, 2022, there were 2.3 million shares of our Series 2012-A Preferred Stock issued and outstanding with an aggregate liquidation preference of $19.7 million. Each share of our Series 2012-A Preferred Stock has a liquidation preference of $8.50 (the “Liquidation Preference”), and is entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of our retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses).

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

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $14.7 million in 2022 compared to $44.7 million in 2021. The cash provided by operating activities of discontinued operations in 2022 includes favorable results of operations of Lumo Finland and Lumo Sweden. while the amount in 2021, includes cash flows from Lumo Sweden, Lumo Finland and Orbit, including the gain from unwinding of the contract of Orbit with Shell as discussed above. Net cash used in investing activities of discontinued operations was $45.7 million in 2022. The investing activities of discontinued operations in 2022 is due to the transfer of cash proceeds from unwinding of the contract of Orbit with Shell  to the Administrators of Orbit in the first quarter of 2022 to settle its liabilities, net of cash received from the Administrators during the second half of 2022.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at December 31, 2022:

Payments Due by Period

(amounts in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Purchase obligations	$91,796	$70,188	$21,608	$—	$—
Renewable energy credits purchase obligations	22,541	18,156	4,385	—	—
Operating leases	3,175	383	627	549	1,616
Other liabilities (1)(2)	30	30	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$117,542	$88,757	$26,620	$549	$1,616

(1)	The above table does not include the financing made available to New Atid of up to $0.4 million due to the uncertainty of the amount and/or timing of any financing to be provided.
(2)	The above table does not include an aggregate of $15.3 million in performance bonds at December 31, 2022 due to the uncertainty of the amount and/or timing of any payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2022, the Company had outstanding aggregate performance bonds of $15.3 million and minimal amount of unused letters of credit.

ENVIRONMENTAL MATTERS

For information concerning climate change, see "Climate change" in Item I.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2022 had remained the same as in 2021, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have decreased by $85.9 million in 2022 and our gross profit from natural gas sales would have increased by $4.3 million in 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2022. Based on our evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as such date.

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, we identified a material weakness in internal control related to the review of our income tax provision. The review of tax provision was not designed and maintained at an appropriate level of precision to prevent or detect a material misstatement on a timely basis.

During 2022, management implemented our previously disclosed remediation plan that included: (i) enhanced the scope of service performed by the third-party tax consultant with specific expertise in international taxation and business acquisitions, and; (ii)  perform a formal more rigid detailed review of tax implications as part of the management review and diligence process.

During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Zwick CPA, PLLC, an independent registered public accounting firm, as stated in their report which appears herein.

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

Joyce Mason —Corporate Secretary of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

Ex-Officio Director

James A. Courter

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules.
All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Amended and Restated Certificate of Designation of Series 2012-A Preferred Stock of the Registrant.

3.03(3)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(4)	Third Amended and Restated Employment Agreement, effective as of January 1, 2021, between the Registrant and Avi Goldin.

10.02(5)	2021 Stock Option and Incentive Plan of Genie Energy Ltd.

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Zwick, PLLC (Formerly known as Zwick & Banyai, PLLC)

23.02*	Consent of BDO USA, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Exhibit 99(A)(1)(A) to Schedule TO, filed May 22, 2014.

(3)	Incorporated by reference to Form 8-K filed March 19, 2021.

(4)	Incorporated by reference to Form 8-K, filed November 6, 2020.

(5)	Incorporated by reference to the Schedule 14A, filed April 28, 2021.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board	March 15, 2023
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 15, 2023
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 15, 2023
Avi Goldin	Principal Accounting Officer)

/s/ Joyce Mason	Director	March 15, 2023
Joyce Mason

/s/ W. Wesley Perry	Director	March 15, 2023
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 15, 2023
Alan B. Rosenthal

/s/ Allan Sass	Director	March 15, 2023
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balances sheets of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended, and the related notes and our report dated March 15, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Zwick CPA, PLLC

We have served as the Company's auditors since 2022

Southfield, Michigan

March 15, 2023

GENIE ENERGY LTD.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy, Ltd. as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Genie Energy, Ltd. as of and for the year ended December 31, 2021, were audited by BDO USA, LLP whose report dated March 16, 2022, expressed an unqualified opinion on those financial statements. As discussed in Note 2 to the financial statements, the Company has adjusted its 2021 financial statements to retrospectively reclassify all discontinued operations in Finland and Sweden. BDO USA, LLP reported on the financial statements before the retrospective adjustments.

As part of our audit of the 2022 financial statements, we also audited the adjustments to the 2021 financial statements to retroactively reclassify discontinued operations as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We audited the financial statements of Genie Retail Energy International, LLC (“GREI”) and subsidiaries, a wholly-owned subsidiary of Genie Energy Ltd., as of and for the year ended December 31, 2021 and our report dated March 16, 2022 expressed an unqualified opinion on the financial statements of GREI. We were not engaged to audit, review, or apply any other procedures to the 2021 consolidated financial statements of Genie Energy, Ltd. and subsidiaries other than with respect to the adjustments and audit of GREI as described above, and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements of Genie Energy, Ltd. taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2023 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Zwick CPA, PLLC

We have served as the Company’s auditor since 2022.

Zwick CPA, PLLC

Southfield, Michigan
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively present the disposition of Lumo Energia Oyj and Lumo Energi AB as discontinued operations as described in Notes 1 and 2, the accompanying consolidated balance sheet of Genie Energy Ltd. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “2021 consolidated financial statements, before the effects of the adjustments described in Notes 1 and 2”). In our opinion, based on our audit and the report of Zwick CPA, PLLC, discussed below, the 2021 consolidated financial statements, before the effects of the adjustments described in Notes 1 and 2, present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Genie Retail Energy International, LLC and subsidiaries, a wholly-owned subsidiary, as of and for the year ended December 31, 2021, which statements reflect total assets of $34.7 million at December 31, 2021 and total revenues of $44.4 million for the year then ended. Those statements were audited by Zwick CPA, PLLC whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Genie Retail Energy International, LLC and subsidiaries, is based solely on the report of Zwick CPA, PLLC.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively present the disposition of Lumo Energia Oyj and Lumo Energi AB as discontinued operations as described in Notes 1 and 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Zwick CPA, PLLC.

Basis of Opinion

These 2021 consolidated financial statements, before the effects of the adjustments discussed in Notes 1 and 2, are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s 2021 consolidated financial statements, before the effects of the adjustments discussed in Notes 1 and 2, based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit and the report of Zwick CPA, PLLC provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We began serving as the Company’s auditor in 2019 and became the predecessor auditor in 2022.

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

/s/ Zwick CPA, PLLC

We have served as the Company's auditor since 2022.

Southfield, Michigan

March 16, 2022

 GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS

	December 31
(in thousands, except per share amounts)	2022	2021
		(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,571	$93,568
Restricted cash—short-term	6,007	6,657
Marketable equity securities	490	1,336
Trade accounts receivable, net of allowance for doubtful accounts of $4,826 and $6,139 at December 31, 2022 and 2021, respectively	55,134	41,309
Inventory	15,714	17,720
Prepaid expenses	6,822	4,164
Other current assets	6,207	2,354
Other current assets of discontinued operations	38,688	33,237
TOTAL CURRENT ASSETS	227,633	200,345
Property and equipment, net	891	297
Goodwill	9,998	9,998
Other intangibles, net	3,133	3,530
Deferred income tax assets, net	5,799	5,203
Other assets	13,856	8,920
Noncurrent assets of discontinued operations	16,305	1,172
TOTAL ASSETS	$277,615	$229,465
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$25,313	$14,541
Accrued expenses	35,659	38,005
Income taxes payable	22,576	9,512
Due to IDT Corporation	165	532
Other current liabilities	4,549	1,732
Current liabilities of discontinued operations	10,936	51,970
TOTAL CURRENT LIABILITIES	99,198	116,292
Other liabilities	4,087	1,946
Noncurrent liabilities of discontinued operations	686	438
TOTAL LIABILITIES	103,971	118,676
Commitments and contingencies (Note 15 and Note 16)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 983 shares issued and outstanding at December 31, 2022 and 2021	8,359	19,743
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2022 and 2021	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 27,126 and 26,620 shares issued and 24,421 and 24,615 shares outstanding at December 31, 2022 and 2021, respectively	271	266
Additional paid-in capital	146,546	143,249
Treasury stock, at cost, consisting of 2,705 and 2,005 shares of Class B common at December 31, 2022 and 2021, respectively	(19,010)	(14,034)
Accumulated other comprehensive income	1,926	3,160
Retained earnings (accumulated deficit)	49,010	(29,115)
Total Genie Energy Ltd. stockholders’ equity	187,118	123,285
Noncontrolling interests	(13,474)	(12,496)
TOTAL EQUITY	173,644	110,789
TOTAL LIABILITIES AND EQUITY	$277,615	$229,465

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31,
(in thousands, except per share data)	2022	2021
		(Note 2)
REVENUES:
Electricity	$241,828	$276,941
Natural gas	62,144	38,812
Other	11,567	7,516
Total revenues	315,539	323,269
Cost of revenues	160,757	231,631
GROSS PROFIT	154,782	91,638
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	74,962	67,549
Impairment of assets	2,066	—
Income from operations	77,754	24,089
Interest income	835	34
Interest expense	(129)	(427)
Unrealized loss on marketable equity securities and other investments	(417)	(4,970)
Gain on sale of subsidiary	—	4,226
Other (loss) income, net	(520)	707
Income before income taxes	77,523	23,659
Provision for income taxes	(21,037)	(7,522)
NET INCOME FROM CONTINUING OPERATIONS	56,486	16,137
Income from discontinued operations, net of tax	30,445	11,705
NET INCOME	86,931	27,842
Net loss attributable to noncontrolling interests, net	874	1,372
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	87,805	29,214
Dividends on preferred stock	(1,939)	(1,678)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$85,866	$27,536

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$59,956	$16,341
Income from discontinued operations	25,910	11,195
Net income attributable to Genie Energy Ltd.	$85,866	$27,536

Earnings per share attributed to Genie Energy Ltd. common stockholders
Basic
Income from continuing operations	$2.34	$0.63
Income from discontinued operations	1.01	0.43
Net income attributable to Genie Energy Ltd. common stockholders	$3.35	$1.06
Diluted
Income from continuing operations	$2.28	$0.62
Income from discontinued operations	0.98	0.43
Net income attributable to Genie Energy Ltd. common stockholders	$3.26	$1.05

Weighted-average number of shares used in the calculation of earnings per share
Basic	25,629	25,879
Diluted	26,366	26,316

Dividends declared per common share	$0.30	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$2,968	$2,930

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2022	2021
		(Note 2)
NET INCOME	$86,931	$27,842
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,697)	(290)
COMPREHENSIVE INCOME	84,234	27,552
Comprehensive income (loss) attributable to noncontrolling interests	104	1,177
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$84,338	$28,729

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2020	2,322	$19,743	1,574	$16	25,811	$260	$140,746	$(9,839)	$3,827	$(56,658)	$(12,016)	$86,079
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,671)	—	(1,671)
Issuance of Class B common stock to Howard Jonas	—	—	—	—	20	—	162	—	—	—	—	162
Stock-based compensation	—	—	—	—	538	4	2,926	—	—	—	—	2,930
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(348)	—	—	—	(348)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(3,847)	—	—	—	(3,847)
Sale of subsidiary	—	—	—	—	—	—	—	—	(182)	—	114	(68)
Purchase of equity of subsidiaries	—	—	—	—	264	2	(585)	—	—	—	583	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(485)	—	195	(290)
Net income for the year ended December 31, 2021	—	—	—	—	—	—	—	—	—	29,214	(1,372)	27,842
BALANCE AT DECEMBER 31, 2021	2,322	19,743	1,574	16	26,633	266	143,249	(14,034)	3,160	(29,115)	(12,496)	110,789

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2021	2,322	19,743	1,574	16	26,633	266	143,249	(14,034)	3,160	(29,115)	(12,496)	110,789
Dividends on preferred stock ($0.6375 per share Based Dividends and $0.5301 per share Additional Dividends)	—	—	—	—	—	—	—	—	—	(1,761)	—	(1,761)
Dividends on common stock ($0.3000 per share)	—	—	—	—	—	—	—	—	—	(7,919)	—	(7,919)
Exercise of Class B common stock warrants	—	—	—	—	73	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	297	3	3,051	—	—	—	—	3,054
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(567)	—	—	—	(567)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,409)	—	—	—	(4,409)
Redemption of preferred stock	(1,339)	(11,384)	—	—	—	—	—	—	—	—	—	(11,384)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	1,607	—	—	1,607
Purchase of equity of subsidiaries	—	—	—	—	123	1	247	—	—	—	(248)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,841)	—	144	(2,697)
Net income for the year ended December 31, 2022	—	—	—	—	—	—	—	—	—	87,805	(874)	86,931
BALANCE AT DECEMBER 31, 2022	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021
		(Note 2)
OPERATING ACTIVITIES
Net income	$86,931	$27,842
Net income from discontinued operations, net of tax	30,445	11,705
Net income from continuing operations	56,486	16,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	436
Deferred income taxes	(595)	(104)
Provision for doubtful accounts receivable	2,515	1,709
Impairment of assets	2,066	—
Stock-based compensation	2,968	2,821
Equity in the net income of equity method investees	17	(438)
Unrealized loss on marketable equity securities and investments	417	4,970
Gain on sale of subsidiary	—	(4,226)
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(16,339)	(416)
Inventory	2,005	(790)
Prepaid expenses	(2,658)	(420)
Other current assets and other assets	(5,595)	(682)
Trade accounts payable, accrued expenses and other current liabilities	11,635	(3,457)
Due to IDT Corporation	(367)	275
Income taxes payable	13,064	7,900
Net cash provided by operating activities of continuing operations	66,004	23,715
Net cash provided by discontinued operations	14,680	44,667
Net cash provided by operating activities	80,684	68,382
INVESTING ACTIVITIES
Capital expenditures	(1,019)	(126)
Investment in notes receivable with related party	(1,505)	—
Purchases of short-term equity investments	(2,729)	(750)
Purchase of marketable equity security and investment	—	(1,000)
Proceeds from the sale of subsidiary, net of cash disposed	—	4,550
Repayment of notes receivables with related party	19	13
Net cash (used in) provided by investing activities of continuing operations	(5,234)	2,687
Net cash used in investing activities of discontinued operations	(44,088)	—
Net cash (used in) provided by investing activities	(49,322)	2,687
FINANCING ACTIVITIES
Dividends paid	(9,158)	(1,480)
Purchases of Class B common stock	(4,414)	(3,847)
Repurchases of Class B common stock from employees	(567)	(348)
Redemption of preferred stock	(11,384)	—
Net cash used in financing activities of continuing operations	(25,523)	(5,675)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	(30)
Net increase in cash, cash equivalents and restricted cash	5,856	65,364
Cash, cash equivalents and restricted cash (including discontinued operations) at beginning of year	100,225	36,785
Cash, cash equivalents and restricted cash (including discontinued operations) at end of year	106,081	102,149
Less: Cash of discontinued operations at end of year	(1,503)	(1,924)
Cash and cash equivalents and restricted cash (excluding discontinued operations) at end of year	$104,578	$100,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$123	$433
Cash payments made for income taxes	$8,570	$49

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), and 95.5% of Genie Renewables. In the third quarter of 2022, the company ceased to operate a former segment, GRE International.  Its remaining assets and liabilities and results of continuing operations were combined with corporate.The “Company” in these financial statements refers to Genie, GRE, GRE International and Genie Renewables and their respective subsidiaries, on a consolidated basis.

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

Genie Renewables holds Genie Solar Energy ("Genie Solar"), an integrated solar energy company and a 92.8% interest in CityCom Solar, a marketer of community solar energy solution, Diversegy LLC ("Diversegy"), a broker for commercial customers, and GRE's 60.0% interest in Prism Solar Technology, Inc. ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

Discontinued operations in Finland and Sweden

Previously, the Company had a third segment, Genie Retail Energy International, which supplied electricity to residential and small business customers in Scandinavia. However, as a result of volatility in the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements. The Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a separate segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determined that the discontinued operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. Since, the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

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

In June 2021, the legislature of the State of Texas passed House Bill 4492 (“HB 4492”) which includes certain provisions for financing certain costs associated with electric markets caused by Winter Storm Uri. Pursuant to HB 4492, two categories of charges associated with Winter Storm Uri are to be securitized and the proceeds of the securitization will be provided to the load serving entities who originally incurred the charges. Under HB 4492, the Company is entitled to recover a portion of the costs incurred from the effect of Winter Storm Uri with a calculated range of $1.5 million to $2.6 million. In the second quarter of 2021, the Company recorded a reduction in cost of revenues of $1.5 million.

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

Seasonality and Weather

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately39.7 and 44.5% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2022 and 2021, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately30.5 and 30.3% of GRE’s electricity revenues for the relevant years were generated in the third quarters of 2022 and 2021, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Incumbent utility companies in most of the service territories in which GRE's REPs operate offer purchase of receivables, or POR, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

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

Revenues from sales of solar panels are included under the Other Revenues in the consolidated statements of operations.

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2022
Fixed rate	$82,036	$13,138	$—	$95,174
Variable rate	159,792	49,006	—	208,798
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

For the year ended December 31, 2021
Fixed rate	$132,786	$5,379	$—	$138,165
Variable rate	144,155	33,433	—	177,588
Other	—	—	7,516	7,516
Total	$276,941	$38,812	$7,516	$323,269

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2022
Non-Commercial Channel	$201,423	$44,198	$—	$245,621
Commercial Channel	40,405	17,946	—	58,351
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

For the year ended December 31, 2021
Non-Commercial Channel	$210,142	$30,567	$—	$240,709
Commercial Channel	66,799	8,245	—	75,044
Other	—	—	7,516	7,516
Total	$276,941	$38,812	$7,516	$323,269

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$98,571	$93,568
Restricted cash—short-term	6,007	6,657
Total cash, cash equivalents, and restricted cash	$104,578	$100,225

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16) and Credit Agreement with JPMorgan Chase (see Note 10).

Included in the cash and cash equivalents as of December 31, 2022 is cash received from Lumo Sweden (see Note 2)

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

Inventories consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Natural gas	$3,302	$1,891
Renewable credits	10,531	15,610
Solar panels	1,881	219
Total inventories	$15,714	$17,720

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

The estimated useful life of property plant and equipment as follows:

Years
Machinery and equipment	2 - 9
Computer software and development	2 - 5
Computers and computer hardware	2 - 5
Office equipment and other	4 - 27

The fair value of patents and trademarks, non-compete agreements and customer relationships acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: patents and trademarks are amortized on a straight-line basis over a 10 to 20-year period; non-compete agreements are amortized on a straight-line basis 9-year term and licenses are amortized on a straight-line basis over a 10-year period.

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

Acquisitions

Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to 1 year from the acquisition date.

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

The Company has 2 reportable segments with 3 underlying reporting units: GRE, GRE International, and Genie Renewables, which is comprised of Prism and Diversegy.

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

In addition to the above, GRE utilizes forward physical delivery contracts for a portion of their purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, thereby these contracts are not adjusted to fair value. GRE also applies the normal purchase and normal sale accounting treatment to forward contracts for the physical delivery of electricity in nodal energy markets that result in locational marginal pricing charges or credits, since this does not constitute a net settlement, even when legal title to the electricity is conveyed to the ISO during transmission. Accordingly, GRE recognizes revenue from customer sales, and the related cost of revenues, at the contracted price, as electricity and natural gas is delivered to retail customers.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. The related minimal amount of shipping and freight charges incurred by the Company are included in cost of goods sold. Distribution and handling costs of $0.1 million were recorded in selling, general and administrative expense for each of the years ended December 31, 2022 and 2021, respectively.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expenses in the period in which it is incurred. In each of the years ended December 31, 2022 and 2021, advertising expenses included in selling, general and administrative expenses was $7.0 million.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2022	2021
	(in thousands)
Basic weighted-average number of shares	$25,629	$25,879
Effect of dilutive securities
Shares underlying stock options and warrants	561	390
Non-vested restricted Class B common stock	176	47
Diluted weighted-average number of shares	$26,366	$26,316

The following shares were excluded from the diluted earnings per share computations:

	Year ended December 31,
(in thousands)	2022	2021
Shares underlying stock options	—	126
Non-vested deferred stock units	210	580
F-20

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options were excluded from the diluted earnings per share computation in the year ended December 31, 2021 because the exercise prices of the stock options were greater than the average market prices of the Company's Class B common stock during the period.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units was not met as of December 31, 2022 or 2021.

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

The following table summarizes the percentage of consolidated trade receivable by the customer that equaled or exceeded 10.0% of consolidated net trade receivables at December 31, 2022 and 2021 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2022 and 2021).

	December 31,
	2022	2021
Customer A	10.2%	12.5%

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2022	2021
Customer A	10.1%	na	%
Customer B	na	11.7

na—less than 10.0% of consolidated revenue in the period

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2022
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$6,139	$2,515	$(3,808)	$4,846
Year ended December 31, 2021
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4,636	$1,709	$(206)	$6,139

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Discontinued Operations and Divestiture

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility in the energy markets in Europe, in July 2022, the Company initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is expected to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The net book value of the instruments sold was €34.2 million (equivalent to $35.8 million).

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for a nominal consideration. In August 2022, Lumo Finland entered into a transaction to transfer its variable rate customers to a third party for €1.9 million (equivalent to $2.0 million) and terminated the contracts of fixed rate customers.

The Company determined that exiting operations in Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator ("Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Orbit were deconsolidated effect November 9, 2022.

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Finland and Lumo Sweden:

	December 31, 2022	December 31, 2021
	(in thousands)
Assets
Cash	$1,503	$1,924
Trade accounts receivable, net	—	11,048
Fair value of derivative contracts—current	—	12,826
Receivables from the settlement of the derivative contract—current	23,351	4,655
Other current assets	—	2,784
Current assets of discontinued operations	$24,854	$33,237

Receivables from the settlement of the derivative contract—noncurrent	$12,689	$—
Other noncurrent assets	3,616	1,172
Noncurrent assets of discontinued operations	$16,305	$1,172

Liabilities
Accounts payable	$5	$19,013
Accrued expenses	—	1,518
Income taxes payable	10,894	280
Other current liabilities	37	393
Current liabilities of discontinued operations	$10,936	$21,204

Deferred tax liabilities	$686	$—
Other noncurrent liabilities	—	438
Noncurrent liabilities of discontinued operations	$686	$438

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summary of the results of operations of the discontinued operations were as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Total revenues	$25,247	$40,456
Cost of revenues	(8,357)	27,233
Gross (loss) profit	33,604	13,223
Selling, general and administrative expenses	5,190	4,222
Loss from operations	28,414	9,001
Gain from the settlement of assets	7,482	—
Loss from deconsolidation of subsidiary	(314)	—
Foreign exchange gains	2,241	—
Other income	383	—
Net income before taxes	38,206	9,001
Income taxes	7,761	1,267
Income from discontinued operations, net of taxes	$30,445	$7,734

The following table presents a summary of cash flows of the discontinued operations:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating Activities
Net income	$30,445	$7,734
Non-cash items	(8,370)	1,941
Changes in assets and liabilities	(7,395)	(12,076)
Cash flows used in operating activities of discontinued operation	$14,680	$(2,401)

In furtherance of the Company’s exit from retail energy markets in Finland and Sweden and to facilitate the maximization of value at Lumo Sweden, on November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 restricted Class B common stock of the Company, which will vest ratably from November 2022 to May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and increased from 97.7% to 100% in Lumo Sweden.

The assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of the Orbit, including cash and receivables remain with Orbit and the management and control of which was transferred to Administrators. The Company expects that the administration of Orbit will be completed in 2023.

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

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The summary of results of operations of the discontinued operations for the year ended December 31, 2021 was as follows (in thousands):

Total revenues	$86,269
Cost of revenues	89,059
Gross (loss) profit	(2,790)
Selling, general and administrative expenses	47,894
Impairment of assets	6,650
Loss from operations	(57,334)
Gain from settlement of contract with supplier	69,120
Other loss	(932)
Net income before taxes	10,854
Income taxes	6,884
Income from discontinued operations, net of taxes	$3,970

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of the Company's interest in Orbit was net investments of $13.8 million as of December 31, 2022 and net liabilities of $30.8 million as of December 31, 2021. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of December 31, 2022 and 2021.

The following table presents a summary of cash flows of the discontinued operations for the year ended December 31, 2022 (in thousands):

Operating Activities
Net income	$3,970
Non-cash items	36,550
Changes in assets and liabilities	5,159
Cash flows used in operating activities of discontinued operation	$45,679

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

On April 26, 2021, the Company entered into an Equity Purchase Agreement ("Purchase Agreement") with Hanhwa Q Cells Japan Co., Ltd. ("Hanhwa"), pursuant to which, the Company agreed to sell its interest in Genie Japan for ¥570.0 million (equivalent to approximately $5.3 million at April 26, 2021) subject to certain terms and conditions set forth in the Purchase Agreement. On May 11, 2021, upon the terms and subject to the conditions of Purchase Agreement, the Company completed the divestiture of Genie Japan for an aggregate cash consideration of ¥570.0 million (equivalent to approximately $5.2 million at May 11, 2021). Hanhwa also assumed the outstanding balance of the loan payable of Genie Japan. The Company paid $— million of commission to certain former employees of Genie Japan and recognized a pre-tax gain of $— million from the divestiture.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$4,060	$—	$—	$4,060
Liabilities:
Derivative contracts	$2,857	$—	$—	$2,857
December 31, 2021
Assets:
Marketable equity securities	$1,336	$—	$—	$1,336
Derivative contracts	$4,857	$44	$—	$4,901
Liabilities:
Derivative contracts	$684	$—	$—	$684

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

Restricted cash — short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities.At December 31, 2022 and 2021, the carrying amount of these assets and liabilities approximated fair value. The fair value estimate for restricted cash — short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At December 31, 2022 and 2021, other assets included notes receivable. The carrying amounts of the note receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2022 and 2021.

The primary non-recurring fair value estimates typically involve goodwill impairment testing (see Note 7), which involves Level 3 inputs, and asset impairments (see Note 7) which utilize Level 3 inputs.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2022 and 2021, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2022 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2023	34,216	383,540
Second quarter 2023	22,528	325,250
Third quarter 2023	36,576	131,250
Fourth quarter 2023	29,232	832,200
First quarter 2024	1,360	1,068,800
Second quarter 2024	—	107,250
Third quarter 2024	18,432	70,950
Fourth quarter 2024	—	71,400
First quarter 2025	—	299,750
Second quarter 2025	6,080	269,100
Third quarter 2025	—	235,700
Fourth quarter 2025	—	230,000
First quarter 2026	—	—
Second quarter 2026	—	—
Third quarter 2026	1,680	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2022	2021
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$2,799	$4,202
Energy contracts and options	Other assets	1,261	699
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$4,060	$4,901

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$1,800	$520
Energy Contracts and options	Other liabilities	1,057	164
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$2,857	$684

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of Gain Recognized on Derivatives
		Year ended December 31,
(in thousands)		2022	2021
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$117,607	$38,530

Note 5 — Leases

The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations with lease periods expiring between 2023 and 2052. The Company has no finance leases.

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

	December 31,
	2022	2021
	(in thousands)
ROU assets	$1,892	$1,656

Current portion of operating lease liabilities	$250	$229
Noncurrent portion of operating lease liabilities	1,699	1,495
Total	$1,949	$1,724

At December 31, 2022, the weighted average remaining lease term is 11.4 years and the weighted average discount rate is 7.1%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2022 and 2021 are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$—	$703

ROU assets obtained in the exchange for lease liabilities
Operating leases	$501	$241

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future lease payments under operating leases as of December 31, 2022 were as follows:

(in thousands)
2023	383
2024	350
2025	277
2026	272
2027	277
Thereafter	1,616
Total future lease payments	3,175
Less imputed interest	1,226
Total operating lease liabilities	$1,949

Rental expenses under operating leases were $0.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Note 6 — Property and Equipment

	December 31,
	2022	2021
	(in thousands)
Computer software	2,229	2,256
Computers and computer hardware	219	219
Office equipment and other	185	367
Construction in progress	826	—
	3,459	2,842
Less: accumulated depreciation	(2,568)	(2,545)
Property and equipment, net	$891	$297

Depreciation expense of property and equipment was minimal amount and $0.1 million in the years ended December 31, 2022 and 2021, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Note 7 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2020 to December 31, 2022:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2021	$9,998	$—	$9,998
Additions/deductions	—	—	—
Balance at December 31, 2021	9,998	—	9,998
Additions/deductions	—	—	—
Balance at December 31, 2022	$9,998	$—	$9,998

The Company performed its annual goodwill impairment test as of October 1, 2022. The Company elected to perform a qualitative analysis. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2022	(in thousands)
Patents and trademarks	18.1 years	$3,510	$(1,154)	$2,356
Customer relationships	9.0 years	1,100	(652)	448
Licenses	10.0 years	479	(150)	329
TOTAL		$5,089	$(1,956)	$3,133
December 31, 2021
Trademark	18.1 years	$3,510	$(926)	$2,584
Customer relationships	9.0 years	1,100	(530)	570
Licenses	10.0 years	479	(103)	376
TOTAL		$5,089	$(1,559)	$3,530

Amortization expense of intangible assets was $0.4 million in in each of the years ended December 31, 2022 and 2021. The Company estimates that amortization expense of intangible assets will be 0.4 million,0.4 million, $0.4 million,0.3 million,0.3 million and $1.4million in the years ending December 31,2022, 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Other Assets

	December 31,
	2022	2021
	(in thousands)
Security deposits	7,341	4,867
Right-of-use assets, net of amortization	1,892	1,656
Fair value of derivative contracts—noncurrent	1,261	699
Other assets	3,362	1,698
Total other assets	$13,856	$8,920

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Renewable energy	$18,444	$23,247
Liability to customers related to promotional and retention incentives	9,111	9,071
Payroll and employee benefits	4,251	3,098
Other accrued expenses	3,853	2,589
Total accrued expenses	$35,659	$38,005

Note 10 — Debt

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date ofDecember 31, 2021. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2022, there are no letters of credit issued by JP Morgan Chase Bank. At December 31, 2022, the cash collateral of $5.2 million was included in restricted cash—short-term in the consolidated balance sheet.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Domestic	$77,248	$15,446
Foreign	275	8,213
INCOME BEFORE INCOME TAXES	$77,523	$23,659

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets (liabilities):
Net operating loss	$10,229	$10,326
Unrealized gain	1,710	1,497
Accrued expenses	1,638	1,353
Bad debt reserve	1,300	1,737
Stock options and restricted stock	918	178
Lease liability	400	474
Amortization	181	259
State taxes	37	57
Charitable contribution	—	37
ROU assets	(386)	(455)
Total deferred income tax assets	16,027	15,463
Valuation allowance	(10,228)	(10,260)
DEFERRED INCOME TAX ASSETS, NET	$5,799	$5,203

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

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
	2022	2021
	(in thousands)
Current:
Federal	$15,376	$4,187
State and local	6,258	2,366
	21,634	6,553
Deferred:
Federal	(393)	613
State and local	(204)	356
	(597)	969
PROVISION FOR INCOME TAXES	$21,037	$7,522

The differences between provision for income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
U.S. federal income tax benefit at statutory rate	$16,280	$4,968
State and local income tax, net of federal benefit	4,760	1,898
Impact of foreign operations	58	—
Nondeductible expense	(54)	269
Valuation allowance	(32)	576
Deferred tax adjustments	—	479
Net operating loss carry-forward adjustments	—	(253)
Others	25	(415)
PROVISION FOR INCOME TAXES	$21,037	$7,522

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $38.6 million that begin to expire in 2025. Net operating loss carry-forwards in the amount of $28.0 million related to Prism may be subject to Internal Revenue Code Section 382 limitation at the time of utilization. Current year losses of $0.1 million will not expire.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2022
Reserves for valuation allowances deducted from deferred income taxes, net	$10,260	$—	$(32)	$10,228
Year ended December 31, 2021
Reserves for valuation allowances deducted from deferred income taxes, net	$15,675	$—	$(5,415)	$10,260

In 2021, the Company reclassified the deferred tax assets in U.K. to discontinued operations, along with the corresponding valuation allowance. As of December 31, 2022, the Company maintains a valuation allowance on the deferred tax assets of net operating losses relating to consolidated U.S. entities and its Israel entity.

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$360	$383
Additions based on tax positions related to the current period	4	81
Additions based on tax positions related to prior periods	—	—
Lapses of statutes of limitations	(104)	(104)
Balance at end of period	$260	$360

All of the unrecognized income tax benefits at December 31, 2022 and 2021 would have affected the Company’s effective income tax rate if recognized. The Company does expect the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months.

In the years ended December 31, 2022 and 2021, the Company recorded a minimal amount of interest on income taxes. At December 31, 2022 and 2021, accrued interest included in current income taxes payable was minimal.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2019 to 2022, state and local tax returns generally for 2018 to 2022 and foreign tax returns generally for 2018 to 2022.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dividend Payments

In the year ended December 31, 2022, the Company paid aggregate cash Base Dividends of $0.6376 per share on its Preferred Stock, equal to $1.4 million in Base Dividends paid. In May 2022, the Company also paid Additional Dividends of $0.0848 per share of its Preferred Stock, equal to $0.2 million in respect of the GRE results of operations through December 31, 2021. In the year ended December 31, 2022, the Company accrued Additional Dividends of $0.5301 per share on its Preferred Stock, equal to $0.5 million, in respect of the GRE results of operations for the year ended December 31, 2022, which is expected to be paid around May 15, 2022. In the year ended December 31, 2021, the Company paid aggregate cash base dividends of $0.6376 per share on its Preferred Stock, equal to $1.7 million in Base Dividends paid. On December 31, 2021, the Company accrued Additional Dividends of $0.0848 per share on its Preferred Stock, equal to $0.2 million, in respect of the GRE results of operations through December 31, 2021, which the Company paid on May 15, 2022.  On February 15, 2023, the Company paid a quarterly Base Dividend of $0.1594 per share on its Preferred Stock for the fourth quarter of 2022 to stockholders of record as of the close of business on February 7, 2023.

In the year ended December 31, 2022, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $7.7 million in total dividends paid. In March 2021, in light of the losses incurred from the effects of events in Texas and Japan discussed above, the Company suspended the payment of quarterly dividends on its common stock. In February 2022, the Company reinstated the quarterly dividends on our Class A and Class B common stock.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2023, the Company paid a dividend of $0.075 per share of its Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 21, 2023

The Delaware Corporation Law allows companies to declare dividends out of its “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchases and Redemption

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of7.0million shares of the Company’s Class B common stock. In 2022, the Company acquired 639,393 shares of Class B common stock under the stock repurchase program for an aggregate amount of $4.4 million. In 2021, the Company acquired 622,932 shares of Class B common stock under the stock repurchase program for an aggregate amount of $3.8 million. At December 31, 2022, 4.7 million shares remained available for repurchase under the stock repurchase program.

In the year ended December 31, 2022, the Company paid $0.6 million to repurchase 60,342 shares of its Class B common stock. In the year ended December 31, 2021, the Company paid $0.3 million to repurchase 62,008 shares of its Class B common stock. These shares were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2022 and 2021, the Company held 2.7 million and 2.0 million shares of Class B common stock, respectively, in treasury, with respective costs of $19.0 million and $14.0 million, and a weighted average cost of $7.03 and $7.01 per share.

On February 7, 2022, the Board of Directors of the Company authorized a program to repurchase up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. On May 3, 2022, the Board of Directors authorized the redemption $2.0 million of the Company's Preferred Stock during the second quarter of 2022. In the year ended December 31, 2022, the Company redeemed 1,339,341 Preferred Stock under these authorizations for an aggregate amount of $11.4 million.

On February 15, 2023, the Company redeemed 117,647 Preferred Stock for an aggregate amount of $1.0 million.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock shares of the Company's Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. The warrants will expire in June 2023. In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million.

In May 2022, a holder of common stock warrants exercised 209,644 common stock warrants through a cashless exercise and the Company issued 72,657 common shares with the remaining 136,987 warrants being cancelled to settle the exercise price.

As of December 31, 2022, there were outstanding 1,048,218 warrants to purchase the Company’s Class B common stock at $4.77 per share which will expire on in June 2023.

Purchase of Equity of Subsidiaries

In November 2022, the Company purchased from a certain employee 5.1% and 2.3% interests in Lumo Finland and Lumo Sweden, respectively, by issuing 123,302 shares of the Company's Class B restricted common stock, which will ratably vest starting May 2023 up to May 2025.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Stock-Based Compensation

Stock-Based Compensation Plan

The Company’s 2011 Stock Option and Incentive Plan (as amended, the "2011 Plan") is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The 2011 Plan expired in2021 and no new grants are to be issued thereunder, however, outstanding grants are not impacted by the expiration of the plan.

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. Similar to the 2011 Plan, the 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. At December 31, 2022, the Company had 0.1 million shares of Class B common stock available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three yearsof service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2021	469	$6.78
Granted	171	9.31
Vested	(195)	6.85
Forfeited	(28)	5.97
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2022	417	$7.84

At December 31, 2022, there was $1.4 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.28 years. The total grant date fair value of shares vested was $1.3 million and $0.5 million in the years ended December 31, 2022 and 2021, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $1.3 million in each of the years ended December 31, 2022 and 2021.

Stock Options

Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (which is determined by reference to the closing price for the Class B common stock on the New York Stock Exchange trading date immediately preceding the grant. Option awards generally vest on a graded basis over three years of service and havefive-year contractual terms. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	383	$5.56	1.6	$316
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2022	383	5.56	0.6	$1,830
EXERCISABLE AT DECEMBER 31, 2022	332	$5.75	0.6	$1,522

There were no stock options exercised in 2022. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.8 million. At December 31, 2022, there was no unrecognized compensation cost related to non-vested stock options. There were no compensation cost related to vesting of the options in the years ended December 31, 2022 and 2021.

Market Condition Awards

In February 2020 and February 2021, the Company granted certain employees and members of its Board of Directors an aggregate of 610,000 deferred stock units, which are subject to vesting in two tranches upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within specified periods of time ( the "market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the grantee to receive, upon vesting, up to two shares of Class B common stock of the Company upon achievement of market conditions which will be subject to restrictions that will lapse annually over three years from grant. The grant-date fair value of the deferred stock units is amortized over approximately 3.5 years after the date of grant irrespective of whether the market conditions were met. The market conditions were not achieved and the deferred stock units expired in February 2021 and February 2022.

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which were eligible to vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitled the recipient to receive, upon vesting, up to two restricted shares of Class B common stock of the Company depending on market conditions which restricted shares will be subject to restrictions that will lapse annually over three years from grant. The grant-date fair value of the deferred stock units is being amortized over approximately 3.5 years after the date of grant irrespective of whether the 2022 market conditions were met. In the second quarter of 2022, a certain portion of the 2022 market condition was achieved and the Company issued 290,000 shares of its restricted Class B common stock. In February 2023, the remaining portion of the 2022 market condition was achieved and, subject to amending the Company's 2021 Stock Option and Incentive Plan to reserve additional shares for issuance thereunder, the Company will issue an additional 290,000 restricted shares of its Class B common stock. The restricted shares to be issued will be subject to service-based vesting conditions as described above.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The Company recognized compensation costs related to the deferred stock units award of $1.6 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, there were approximately $2.0 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.

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

GRE holds an option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of a $0.5 million loan made by the Company to CCE. The option expires on October 22, 2023.

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Net loss	$747	$1,445
Aggregate funding provided by the Company, net	$329	$625

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2022	2021
	(in thousands)
ASSETS
Cash, cash equivalents and restricted cash	$295	$559
Trade accounts receivable	549	544
Prepaid expenses and other current assets	363	367
Other assets	359	359
TOTAL ASSETS	$1,566	$1,829
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$700	$547
Due to IDT Energy	5,997	5,668
Noncontrolling interests from CCE	(5,131)	(4,386)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,566	$1,829

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

Although Town Square denies any basis for those complaints and any wrongdoing on its part, in July 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Town Square paid $0.4 million. Town Square has also agreed to voluntarily refrain from in-person marketing activities in Connecticut for a period of 15 months. For the years ended December 31, 2022 and 2021, Town Square’s gross revenues from sales in Connecticut was $16.6 million and $29.0 million, respectively.

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. For the year ended December 31, 2022, Residents Energy's gross revenues from sales in Connecticut was $0 million. During the fourth quarter of 2020, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

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

On October 25, 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it is conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. The notice was issued in the form of a subpoena in the course of the foregoing. The Company, which has responded in part, has challenged the merits of the subpoena and investigation. Residents Energy denies any wrongdoing on its part. As of December 31, 2022, no claims or demands have been made against Residents Energy by the IL AG, and there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the years ended December 31, 2022 and 2021, Resident Energy’s gross revenues from sales in Illinois was $32.7 million and $26.0 million, respectively.

In response to certain customer complaints, the State of Maine Public Utility Commission (“MPUC”) has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine.In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the years ended December 31, 2022 and 2021, Town Square’s gross revenues from sales in Maine was $2.0 million and $1.5 million, respectively.

Note 16 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $114.3 million at December 31, 2022, of which $91.8 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2022 are expected to be paid as follows (in thousands):

2023	$88,344
2024	24,402
2025	1,591
2026	—
2027	—
Thereafter	—
Total payments	$114,337

In 2022, the Company purchased $39.0 million and $19.5 million of electricity and renewable energy credits, respectively, under these purchase commitments. In 2021, the Company purchased $14.0 million and $18.2 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2022, GRE had commitments to purchase renewable energy credits of $22.5 million.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2022, GRE had aggregate performance bonds of $15.3 million outstanding and a minimal amount of unused letter of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2022, the Company was in compliance with such covenants. At December 31, 2022, restricted cash — short-term of $0.8 million and trade accounts receivable of $55.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $19.4 million at December 31, 2022.

Note 17 — Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. For the years ended December 31, 2022 and 2021, the Company recognized $0.8 million and $5.0 million unrealized loss from marketable equity securities and other investments, respectively. At December 31, 2022, the carrying value of the investment in the common stock was $0.5 million.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2022	2021
	(in thousands)
Amount IDT charged the Company	$1,493	$1,172
Amount the Company charged IDT	$130	$134
Amount Rafael charged the Company	$154	$247

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2022	2021
	(in thousands)
Due to IDT	$185	$551
Due from IDT	$20	$19
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement required scheduled payments from December 31, 2022 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the years ended December 31, 2022 and 2021 related to the loan. The outstanding balance of loan receivable, including accrued interest was $0.1 million as of December 31, 2022.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, the Company’s Corporate Secretary. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.5million and $0.3 million in 2022 and 2021, respectively, related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2022. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

In the September and October of 2021, the Company purchased from certain related parties interest in GRE International and GEIC (see Note 12 —Equity)

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. For the year ended December 31, 2022, the Company extended an additional NIS0.7 million (equivalent to $0.7 million) to Mr. Ohayon related to his share of operations of Petrocycle. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that it will not meet the expected results. Petrocycle provided full impairment of its property and equipment, the Ohayon Loan and advances to Mr. Ohayon for an aggregate amount of $2.1 million.

Investments in Atid 613.

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 in 2022 and 2021. The carrying value of investments in Atid 613 was $0.1 million at December 31, 2022 and 2021 included in other noncurrent assets in the consolidated balance sheets.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also entered into a Shareholder Agreement with Atid 613's other shareholders to govern certain issues regarding management of the new company. Under the Shareholder Agreement, among other things, Genie Israel agreed to make available to Atid 613 working capital financing up to $0 million ("Credit Facility"). Any outstanding borrowing under the Credit Facility would bear interest at a variable rate as described in the Shareholder Agreement. As of December 31, 2022, the outstanding balance of Credit Facility was nil.

On August 12, 2019, the Company, together with the other shareholders of Atid 613 signed a Funding Agreement to provide aggregate loans to Atid 613 in an amount of up to New Israeli Shekel or NIS5.1 million (equivalent to $1.5 million at December 31, 2022), including the Company's commitment to extend up to NIS1.9 million (equivalent to $0.5 million at December 31, 2022) of such amount. In August 2019, the Company extended NIS0.8 million (equivalent to $0.2 million) in loans. The loans which are secured by Atid 613’s assets bore no interest until March 1, 2020 and bore interest at 5.5% for all subsequent periods. In May 2021 Atid 613 paid the outstanding balance of the loan of $0.2 million. At December 31, 2022, the balance of loan receivables from Atid 613 was nil.

Note 18 — Business Segment and Geographic Information

The Company has two reportable business segments: GRE and Genie Renewables. Prior to In the third quarter 2022, following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

	GRE	Genie Renewables	Corporate	Total
	(in thousands)
Year ended December 31, 2022
Revenues	$303,972	$11,567	$—	$315,539
Income (loss) from continuing operations	92,557	(3,528)	(11,275)	77,754
Depreciation and amortization	336	49	—	385
Provision for doubtful accounts receivable	2,408	107	—	2,515
Stock-based compensation	952	—	2,016	2,968
Impairment of assets	—	—	2,066	2,066
Provision for (benefit from) income taxes	24,805	(684)	(3,084)	21,037
Year ended December 31, 2021
Revenues	$311,831	$7,508	$3,930	$323,269
Income (loss) from continuing operations	34,695	252	(10,858)	24,089
Depreciation and amortization	375	46	2	423
Provision for doubtful accounts receivables	1,657	16	2	1,675
Stock-based compensation	933	—	1,888	2,821
Impairment of assets	—	—	—	—
Provision for (benefit from) income taxes	8,246	131	(855)	7,522

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2022	2021
	(in thousands)
GRE	$191,839	$174,442
Genie Renewables	12,191	3,946
Corporate	18,592	16,668
Total assets of continuing operations	222,622	195,056
Assets of discontinued operations	54,993	34,409
Total assets	$277,615	$229,465

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Japan were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
Year ended December 31, 2022	$315,539	$—	$315,539
Year ended December 31, 2021	319,339	3,930	323,269

Net long-lived assets and total assets of continuing operations, net held outside of the United States, which are located primarily in Israel, were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
December 31, 2022
Long-lived assets of continuing operations, net	$15,914	$—	$15,914
Total assets of continuing operations	221,003	1,619	222,622
December 31, 2021
Long-lived assets of continuing operations, net	$15,238	$244	$15,482
Total assets of continuing operations	194,791	265	195,056

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

