Form 10-Q
period 2023-03-31
Genie Energy Ltd.
filed 2023-05-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 8, 2023, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,438,743 shares (excluding 2,720,537 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$105,220	$98,571
Restricted cash—short-term	3,791	6,007
Marketable equity securities	4,663	490
Trade accounts receivable, net of allowance for doubtful accounts of $5,383 and $4,826 at March 31, 2023 and December 31, 2022, respectively	65,203	55,134
Inventory	19,345	15,714
Prepaid expenses	7,855	6,822
Other current assets	5,363	6,207
Current assets of discontinued operations	35,750	38,688
Total current assets	247,190	227,633
Property and equipment, net	964	891
Goodwill	9,998	9,998
Other intangibles, net	3,033	3,133
Deferred income tax assets, net	5,799	5,799
Other assets	13,506	13,856
Noncurrent assets of discontinued operations	12,520	16,305
Total assets	$293,010	$277,615
Liabilities and equity
Current liabilities:
Trade accounts payable	19,894	25,313
Accrued expenses	38,568	35,659
Income taxes payable	27,580	22,576
Due to IDT Corporation, net	98	165
Other current liabilities	7,580	4,549
Current liabilities of discontinued operations	11,076	10,936
Total current liabilities	104,796	99,198
Other liabilities	1,894	4,087
Noncurrent liabilities of discontinued operations	686	686
Total liabilities	107,376	103,971
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 866 and 983 shares issued and outstanding at March 31, 2023 and December 31, 2022	7,359	8,359
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2023 and December 31, 2022	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 27,159 and 27,126 shares issued and 24,439 and 24,421 shares outstanding at March 31, 2023 and December 31, 2022, respectively	271	271
Additional paid-in capital	147,445	146,546
Treasury stock, at cost, consisting of 2,720 and 2,705 shares of Class B common stock at March 31, 2023 and December 31, 2022	(19,175)	(19,010)
Accumulated other comprehensive income	1,895	1,926
Retained earnings	61,333	49,010
Total Genie Energy Ltd. stockholders’ equity	199,144	187,118
Noncontrolling interests	(13,510)	(13,474)
Total equity	185,634	173,644
Total liabilities and equity	$293,010	$277,615

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Revenues:
Electricity	$74,487	$59,380
Natural gas	26,925	24,504
Other	3,864	2,042
Total revenues	105,276	85,926
Cost of revenues	71,990	38,819
Gross profit	33,286	47,107
Operating expenses:
Selling, general and administrative (i)	22,011	20,145
Income from operations	11,275	26,962
Interest income	974	17
Interest expense	(19)	(50)
Loss on marketable equity securities and investments	(71)	(652)
Other income (loss), net	3,246	(498)
Income before income taxes	15,405	25,779
Provision for income taxes	(4,068)	(7,112)
Net income from continuing operations	11,337	18,667
Income (loss) from discontinued operations, net of taxes	3,055	(1,932)
Net income	14,392	16,735
Net loss attributable to noncontrolling interests, net	(39)	(1,154)
Net income attributable to Genie Energy Ltd.	14,431	17,889
Dividends on preferred stock	(157)	(370)
Net income attributable to Genie Energy Ltd. common stockholders	$14,274	$17,519

Amounts attributable to Genie Energy Ltd. common stockholders
Continuing operations	$11,218	$19,294
Discontinued operations	3,056	(1,775)
Net income attributable to Genie Energy Ltd. common stockholders	$14,274	$17,519

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.44	$0.75
Discontinued operations	0.12	(0.07)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.56	$0.68
Diluted
Continuing operations	$0.42	$0.74
Discontinued operations	0.12	(0.07)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.54	$0.67

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,326	25,764
Diluted	26,620	26,128

Dividends declared per common share	$0.075	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$899	$840

See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$14,392	$16,735
Other comprehensive loss:
Foreign currency translation adjustments	(28)	303
Comprehensive income	14,364	17,038
Comprehensive gain attributable to noncontrolling interests	36	1,190
Comprehensive income attributable to Genie Energy Ltd.	$14,400	$18,228

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net income (loss) for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Issuance of Class B common stock to Howard Jonas	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	339	—	(36)	303
Net loss for three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,154)	16,735
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities
Net income	$14,392	$16,735
Net income (loss) from discontinued operations, net of tax	3,055	(1,932)
Net income from continuing operations	11,337	18,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96	96
Impairment of assets	19	—
Provision for doubtful accounts receivable	574	392
Unrealized loss on marketable equity securities and investment	71	652
Stock-based compensation	899	814
Equity in the net income in equity method investees	(195)	(125)
Change in assets and liabilities:
Trade accounts receivable	(10,643)	(2,368)
Inventory	(3,631)	(1,145)
Prepaid expenses	(1,032)	(1,904)
Other current assets and other assets	1,138	(5,638)
Trade accounts payable, accrued expenses and other liabilities	(2,051)	2,589
Due to IDT Corporation, net	(66)	(391)
Income taxes payable	5,004	6,560
Net cash provided by operating activities of continuing operations	1,520	18,199
Net cash provided by operating activities of discontinued operations	9,714	141
Net cash provided by operating activities	11,234	18,340
Investing activities
Capital expenditures	(98)	(59)
Proceeds from the sale of marketable equity securities	343	—
Purchase of marketable equity securities and other investment	(4,559)	(200)
Proceeds from settlement of equity method investment	133	—
Investment in notes receivables with related party	—	(1,388)
Repayment of notes receivable	19	19
Net cash used in investing activities of continuing operations	(4,162)	(1,628)
Net cash used in investing activities of discontinued operations	—	(21,832)
Net cash used in investing activities	(4,162)	(23,460)
Financing activities
Dividends paid	(2,108)	(2,304)
Repurchases of Class B common stock from employees	(165)	(71)
Redemption of preferred stock	(1,000)	—
Net cash used in financing activities	(3,273)	(2,375)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	27
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,789	(7,468)
Cash, cash equivalents, and restricted cash (including discontinued operations) at beginning of period	106,080	102,149
Cash, cash equivalents and restricted cash (including discontinued operations) at end of the period	109,869	94,681
Less: Cash of discontinued operations at end of period	858	1,726
Cash, cash equivalents, and restricted cash (excluding discontinued operations) at end of period	$109,011	$92,955

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International ("GRE International") and varied interests in entities within Genie Renewables.

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

Genie Renewables consists of 95.5% interest in Genie Solar, a solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar energy solutions, a 96.0% interest in Diversegy, a broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million related to a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income (expense), net in the accompanying consolidated statements of operations for the three months ended March 31, 2023.

Discontinued Operations in Finland and Sweden

Previously, the Company had a third segment, Genie Retail Energy International, or GRE International, which supplied electricity to residential and small business customers in Scandinavia. However, as a result of volatility in the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

         The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements. The Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

Discontinued Operations in United Kingdom

In October 2021, as part of the orderly exit process from the United Kingdom market, Orbit Energy Limited ("Orbit"), a REP owed by the Company that used to operate in U.K., and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transferred the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables remain with Orbit, in which Genie retains a 100% interest, however, the management and control of Orbit was transferred to the Administrators.

The Company determined that the discontinued operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for the Orbit business as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 39.7% and 44.5% of GRE’s natural gas revenues for the relevant years were generated in the first quarters 2022 and 2021, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.5% and 30.3% of GRE’s electricity revenues were generated in the third quarters of 2022 and 2021, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

In addition to the direct physical impact that climate change may have on the Company's business, financial condition and results of operations because of the effect on pricing, demand for our offerings and/or the energy supply markets, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing greenhouse gas emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$105,220	$98,571
Restricted cash—short-term	3,791	6,007
Total cash, cash equivalents, and restricted cash	$109,011	$104,578

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of March 31, 2023 and  December 31, 2022 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Natural gas	$315	$3,302
Renewable credits	15,839	10,531
Solar Panels:
Finished goods	3,191	1,881
Totals	$19,345	$15,714

Note 4—Revenue Recognition

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE record unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

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

Revenue from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations. Revenues from sales of solar panels are included in other revenues in the consolidated statements of operations.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2023
Fixed rate	$29,505	$5,615	$—	$35,120
Variable rate	44,982	21,310	—	66,292
Other	—	—	3,864	3,864
Total	$74,487	$26,925	$3,864	$105,276

Three Months Ended March 31, 2022
Fixed rate	$18,618	$3,784	$—	$22,402
Variable rate	40,762	20,720	—	61,482
Other	—	—	2,042	2,042
Total	$59,380	$24,504	$2,042	$85,926

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar projects by Genie Solar, commissions from marketing energy solutions by CityComm Solar and Diversegy and selling solar panels by Prism.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2023
Non-Commercial Channel	$60,123	$20,783	$—	$80,906
Commercial Channel	14,364	6,142	—	20,506
Other	—	—	3,864	3,864
Total	$74,487	$26,925	$3,864	$105,276

Three Months Ended March 31, 2022
Non-Commercial Channel	$50,622	$19,638	$—	$70,260
Commercial Channel	8,758	4,866	—	13,624
Other	—	—	2,042	2,042
Total	$59,380	$24,504	$2,042	$85,926

Note 5—Discontinued Operations

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility of the energy market in Europe, in July 2022, the Company initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price has been, and is expected to continue to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for a nominal consideration. In August 2022, Lumo Finland entered into a transaction to transfer its variable rate customers to a third party for €1.9 million (equivalent to $2.0 million) and terminated the contracts of fixed rate customers.

The Company determined that exiting operations in Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to the Lumo Administrators. All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effect November 9, 2022.

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	March 31, 2023	December 31, 2022
	(in thousands)
Assets
Cash	$858	$1,503
Receivables from the settlement of derivative contract—current	18,053	23,351
Current assets of discontinued operations	$18,911	$24,854

Receivables from the settlement of derivative contract—noncurrent	$8,652	$12,689
Other noncurrent assets	3,868	3,616
Noncurrent assets of discontinued operations	$12,520	$16,305

Liabilities
Income taxes payable	10,959	10,894
Other current liabilities	117	42
Current liabilities of discontinued operations	$11,076	$10,936

Deferred tax liabilities	686	686
Noncurrent liabilities of discontinued operations	$686	$686

The summary of the results of operations of the discontinued operations of Lumo Finland and Lumo Sweden were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)

Revenues	$—	$12,603
Cost of revenues	—	14,169
Gross loss	—	(1,566)
Selling, general and administrative expenses	—	965
Loss from operations	—	(2,531)
Other income	250	—
Income before income taxes	250	(2,531)
(Provision for) benefit from income taxes	(68)	599
Net income (loss) from discontinued operations, net of taxes	$182	$(1,932)
Income (loss) before income taxes attributable to Genie Energy Ltd.	$250	$(2,343)

The following table presents a summary of cash flows of the discontinued operations:

The summary of presents a summary of cash flows of the discontinued operations of Lumo Finland and Lumo Sweden:

	Three Months Ended March 31,
	2023	2022
	(in thousands)

Net income (loss)	$182	$(1,932)
Non-cash items	62	132
Changes in assets and liabilities	9,470	1,941
Cash flows provided by operating activities of discontinued operations	$9,714	$141

In furtherance of the Company's exit from the retail energy markets in Finland and Sweden and to facilitate the maximization of value at Lumo Sweden, on November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 restricted Class B common stock of the Company, which will vest ratably from November 2022 to May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and in Lumo Sweden from 98.8% to 100%.

Prior to being treated as discontinued operations or consolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables remain with Orbit and the management and control of which was transferred to Administrators. The Company expects that the administration of Orbit will be completed in 2023.

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

The Company determined that exiting operations in the United Kingdom represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

In the three months ended March 31, 2023, the Company recognized income from discontinued operation, net of taxes of $2.9 million mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Administrator settles the liabilities. The carrying value of the Company's interest in Orbit was net investments of $16.8 million and $13.8 million as of March 31, 2023 and December 31, 2022, respectively. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of March 31, 2023 and December 31, 2022.

Prior to being treated as discontinued operations and consolidated, the assets and liabilities of Orbit were included in the GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2023
Assets:
Marketable equity securities	$4,663	$—	$—	$4,663
Derivative contracts	$1,626	$—	$—	$1,626
Liabilities:
Derivative contracts	$3,559	$—	$—	$3,559
December 31, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$4,060	$—	$—	$4,060
Liabilities:
Derivative contracts	$2,857	$—	$—	$2,857

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2023 and 2022.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2023 and December 31, 2022, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At March 31, 2023 and December 31, 2022, other assets included notes receivable. At March 31, 2023, the carrying amount of the notes receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as March 31, 2023 or December 31, 2022):

	March 31, 2023	December 31, 2022
Customer A	10.9%	10.2%
Customer B	11.0	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2022		2021
Customer A	na	%	10.4%

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2023, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2023 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2023	31,728	13,072
Third quarter 2023	45,056	—
Fourth quarter 2023	108,332	610,000
First quarter 2024	6,160	910,000
Second quarter 2024	—	—
Third quarter of 2024	16,592	—
Fourth quarter of 2024	—	—
First quarter of 2025	13,520	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	—	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$586	$2,799
Energy contracts and options	Other assets	1,040	1,261
Total derivatives not designated or not qualifying as hedging instruments — Assets		$1,626	$4,060

Liability Derivatives	Balance Sheet Location	March 31, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$3,444	$1,800
Energy contracts and options	Other liabilities	115	1,057
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$3,559	$2,857

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2023	2022
		(in thousands)
Energy contracts and options	Cost of revenues	$(11,175)	$37,512

Note 8—Other Assets

Other assets consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Security deposit	$7,336	$7,341
Right-of-use assets, net of amortization	1,796	1,892
Fair value of derivative contracts—noncurrent	1,040	1,261
Other assets	3,334	3,362
Total other assets	$13,506	$13,856

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2023 to March 31, 2023:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2023	$9,998	$—	$9,998
Additions/deductions during the period	—	—	—
Balance at March 31, 2023	$9,998	$—	$9,998

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2023
Patents and trademarks	18.1 years	$3,510	$(1,212)	$2,298
Customer relationships	9.0 years	1,100	(682)	418
Licenses	10.0 years	479	(162)	317
Total		$5,089	$(2,056)	$3,033
December 31, 2022
Patent and trademark	18.1 years	$3,510	$(1,154)	$2,356
Customer relationships	9.0 years	1,100	(652)	448
Licenses	10.0 years	479	(150)	329
Total		$5,089	$(1,956)	$3,133

Amortization expense of intangible assets was $0.1 million for each of the three months ended March 31, 2023 and 2022. The Company estimates that amortization expense of intangible assets will be $0.3 million, $0.4 million, $0.4 million, $0.3 million, $0.3 million and $1.4 million for the remainder of 2023, and for 2024, 2025, 2026, 2027 and thereafter, respectively.

Note 10—Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Renewable energy	$24,574	$18,444
Liability to customers related to promotions and retention incentives	9,385	9,111
Payroll and employee benefit	2,054	4,251
Other accrued expenses	2,555	3,853
Total accrued expenses	$38,568	$35,659

Note 11—Leases
The Company entered into operating lease agreements primarily for offices in domestic and foreign locations where it has operations and solar project with lease periods expiring between 2023 and 2052. The Company has no finance leases.

The Company determines if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheet.

ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized borrowing rate based on information available at the lease commencement date. ROU assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company uses the base, non-cancelable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

	March 31, 2023	December 31, 2022
	(in thousands)
ROU Assets	$1,796	$1,892

Current portion of operating lease liabilities	258	250
Noncurrent portion of operating lease liabilities	1,599	1,699
Total	$1,857	$1,949

At March 31, 2023, the weighted average remaining lease term is 11.4 years and the weighted average discount rate is 7.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$130	$119

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of March 31, 2023 were as follows:

(in thousands)
Remainder of 2023	$295
2024	350
2025	277
2026	272
2027	277
Thereafter	1,616
Total future lease payments	3,087
Less imputed interest	1,230
Total operating lease liabilities	$1,857

Rental expenses under operating leases were $0.1 million and $0.1 million in the three months ended March 31, 2023 and 2022, respectively.
20

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared by the Company during the three months ended March 31, 2023 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 12, 2023	$0.1594	$157	February 7, 2023	February 15, 2023

Class A Common Stock and Class B Common Stock
February 9, 2023	$0.0750	$1,951	February 21, 2023	March 1, 2023

In the year ended December 31, 2022, the Company accrued Additional Dividends of $0.5301 per share on its Preferred Stock, equal to $0.5 million in the aggregate in respect of the GRE results of operations through December 31, 2022, which the Company expects to pay in May 2023.

On April 17, 2023, the Company’s Board of Directors declared aggregate dividends of $0.6895 per share on its the Preferred Stock, consisting of a quarterly Base Dividend of $0.1594 per share for the first quarter of 2023, and Additional Dividends of $0.5301 per share in respect of the GRE results of operations during the year ended December 31, 2022 as discussed above. The dividend will be paid on or about May 15, 2023 to stockholders of record as of the close of business May 5, 2023 and to the holders of Preferred Stock that was redeemed by the Company in the three months ended March 31, 2023.

On May 3, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2023. The dividend will be paid on or about May 31, 2023 to stockholders of record as of the close of business on May 20, 2023.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no purchases under this program in the three months ended March 31, 2023 or 2022. At March 31, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of March 31, 2023 and December 31, 2022, there were 2.7 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of  $19,175 million and $19.0 million, respectively, at a weighted average cost per share of $7.05.and $7.03, respectively.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the three months ended March 31, 2023, the Company redeemed 117,647 Preferred Stock under this program for an aggregate amount of $1.0 million. There was no redemption under this program in the three months ended March 31, 2022.

On April 17, 2023, the Company's Board of Directors approved the redemption of 117,647 shares of outstanding Preferred Stock on May 15, 2023 (the "Redemption Date") at a price of $8.50 per share equivalent to approximately $1.0 million in the aggregate, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date.

On May 3, 2022, the Board of Directors authorized the redemption of $2.0 million of the Company's Preferred Stock during the second quarter of 2022, which the Company redeemed on June 13, 2022.

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

In May 2022, a holder of warrants exercised warrants to purchase 209,644 shares of Class B common stock warrants through a cashless exercise and the Company issued 72,657 common shares with the remaining 136,987 warrants being cancelled in payment of the exercise price.

As of March 31, 2023, there were outstanding warrants to purchase 1,048,218 shares of the Company’s Class B common stock at $4.77 per share, all of which will expire in June 2023.

Purchase of Equity of Subsidiaries

In November 2022, the Company purchased from a certain employee 5.1% and 2.3% interests in Lumo Finland and Lumo Sweden, respectively, by issuing 123,302 shares of the Company's Class B restricted common stock, which will ratably vest on a bi-annual basis between May 2023 and up to May 2025.

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

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. In the second quarter of 2022, the 2022 market conditions were partially achieved and the Company issued 290,000 shares of its restricted Class B common stock. In February 2023, the remaining portion of the 2022 market conditions was achieved and, subject to amending the Company's 2021 Stock Option and Incentive Plan to reserve additional shares for issuance thereunder, the Company will issue an additional 290,000 restricted shares of its Class B common stock. The restricted shares to be issued will be subject to service-based vesting conditions as described above.

As of March 31, 2023, there were approximately $2.9 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$92	$986
Aggregate provided by the Company, net	$79	$1,458

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$328	$295
Trade accounts receivable	480	549
Prepaid expenses and other current assets	322	363
Other assets	359	359
Total assets	$1,489	$1,566
Liabilities and noncontrolling interests
Current liabilities	$641	$700
Due to IDT Energy	6,076	5,997
Noncontrolling interests	(5,228)	(5,131)
Total liabilities and noncontrolling interests	$1,489	$1,566

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2023	2022
Reported tax rate	26.4%	27.6%

The reported tax rate for the three months ended March 31, 2023 was 26.4%, a decrease compared to the same period in 2022. The decrease is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Basic weighted-average number of shares	25,326	25,764
Effect of dilutive securities:
Stock options and warrants	805	308
Non-vested restricted Class B common stock	441	56
Unissued vested deferred stock units	48	—
Diluted weighted-average number of shares	26,620	26,128

Unissued vested deferred stock units in three months ended March 31, 2023 pertain to the weighted average of restricted shares of the company's Class B common stock that the Company expects to issue related to satisfaction of 2022 market conditions (see Note 12 — Equity).

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Shares underlying options and warrants	—	126
Non-vested deferred stock units	—	580

Stock options were excluded from the diluted earnings per share computation for the three months ended March 31, 2022 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market conditions for vesting of those deferred stock units were not met as of March 31, 2022.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. The Company does not exercise significant influence over the operating or financial policies of Rafael. In the three months ended March 31, 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. For the three months ended March 31, 2023 and 2022 the Company recognized losses on investment of $0.1 million and $0.7 million, respectively, in connection with the investment. At March 31, 2023, the carrying values of the remaining investment in the common stock of Rafael was $0.1 million.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Amount IDT charged the Company	$322	$406
Amount the Company charged IDT	$37	$37
Amount Rafael charged the Company	$—	$58

The following table presents the balance of receivables and payables to IDT and Rafael:

	March 31, 2023	December 31, 2022
	(in thousands)
Due to IDT	$118	$185
Due from IDT	$20	$20
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement requires scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the three months ended March 31, 2023 and 2022 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of March 31, 2023.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.5 million in 2022 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of March 31, 2023. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel and is due, together with the principal amount on or before December 31, 2023. In 2022, the Company extended an additional NIS0.7 million (equivalent to $0.2 million) to Mr. Ohayon related to his share of operations of Petrocycle. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that it will not meet the expected results. Petrocycle provided full impairment of its property and equipment, the Ohayon Loan and advances to Mr. Ohayon for an aggregate amount of $2.1 million.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the Three Months Ended March 31, 2023 and 2022. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended March 31, 2023. The carrying value of the Company's investments in Atid was $0.1 million at December 31, 2022 included in other noncurrent assets in the consolidated balance sheets.

Note 17—Business Segment Information

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended March 31, 2023
Revenues	$101,412	$3,864	$—	$105,276
Income (loss) from operations	16,445	(1,148)	(4,022)	11,275
Depreciation and amortization	83	13	—	96
Stock-based compensation	273	1	575	849
Provision for doubtful accounts receivables	574	—	—	574
Provision for (benefit from) income taxes	4,650	(315)	(267)	4,068

Three Months Ended March 31, 2022
Revenues	$83,884	$2,042	$—	$85,926
Income (loss) from operations	30,176	(479)	(2,735)	26,962
Depreciation and amortization	85	11	—	96
Stock-based compensation	246	—	558	840
Provision for doubtful accounts receivables	392	—	—	392
Provision for (benefit from) income taxes	7,833	—	(721)	7,112

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
March 31, 2023	$209,483	$15,680	$67,847	$293,010
December 31, 2022	191,839	12,191	73,585	277,615

The total assets of corporate segment includes total assets of discontinued operations of Orbit, Lumo Finland and Lumo Sweden with aggregate net book value of $48.3 million and $55.0 million at March 31, 2023 and December 31, 2022, respectively.

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

In 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it was conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. Following a dispute between the Company and the IL AG regarding the merits of the subpoena and investigation, the IL AG filed and complaint in the Circuit Court of Cook County, Illinois (Chancery Division) seeking to enforce compliance. The scope of the subpoena was later modified in response to subsequent negotiations between the Company and the IL AG, and the Company has satisfied the requirements of the subpoena. In April 2023, the IL AG dismissed its complaint against the Company. For the three months ended March 31, 2023 and 2022, Resident Energy’s gross revenues from sales in Illinois were $13.6 million and $8.3 million, respectively.

In response to certain customer complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three months ended March 31, 2023 and 2022, Town Square’s gross revenues from sales in Maine were $0.8 million and $0.4million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $132.5 million at March 31, 2023, of which $114.8 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2023 are expected to be paid as follows:

(in thousands)
Remainder of 2022	$71,164
2023	41,673
2024	16,701
2025	2,964
2026	—
Thereafter	—
Total payments	$132,502

In the three months ended March 31, 2023, the Company purchased $15.8 million and $8.2 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended March 31, 2022, the Company purchased $20.1 million and $4.1 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2023, GRE had commitments to purchase renewable energy credits of $17.7 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2023, GRE had aggregate performance bonds of $14.9 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2023, the Company was in compliance with such covenants. At March 31, 2023, restricted cash—short-term of $0.6 million and trade accounts receivable of $63.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.2 million at March 31, 2023.

Note 19—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2023, there are no letters of credit issued by JP Morgan Chase Bank. At March 31, 2023, the cash collateral of $3.8 million was included in restricted cash—short-term in the consolidated balance sheet.

Note 20—Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company adopted the new standard on January 1, 2023 with no significant impact on its consolidated financial statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Genie Renewables holds a 95.5% interest in  Genie Solar, a solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar energy solutions, a 96.0% interest in Diversegy, a broker for commercial customers, and a 60.0% interest in Prism Solar Solar Technology ("Prism"), a solar solutions company that is engaged in manufacturing of solar panels, solar installation design and solar energy project management.

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

We determined that exiting Finland and Sweden markets represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden will continue to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrator"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrator. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrator, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

On November 3, 2022, we acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 of our restricted Class B common stock, which will vest ratably from November 2022 to May 2025. We increased our interest in Lumo Finland from 91.6% to 96.6% and increased from 97.1% to 100% in Lumo Sweden.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.2 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

Discontinued Operations in United Kingdom

In 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted us to suspend the then contemplated spin-off of our international operations and start the process of orderly withdrawal from the U.K. market. In October 2021, as part of the orderly exit process from the U.K. market, Orbit Energy Limited ("Orbit"), a REP that used to operate in the U.K., and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. A portion of the net cash proceeds was transferred to us (see Note 5, Discontinued Operations and Divestiture, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

We determined that exiting the United Kingdom represented a strategic shift that would have a major effect on our operations and accordingly, presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Coronavirus Disease (COVID-19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impact of the coronavirus disease 2019 (COVID-19) pandemic.

The COVID-19 pandemic has impacted our business, however, as we progressed through 2022 and have entered 2023, our service territories have reopened, and we expect the impacts of the pandemic will be less severe than in prior years. This was the case in the three months period ended March 31, 2023. COVID-19 pandemic has affected and may continue to affect our results of operations, financial conditions and cash flows in the future.

There are many uncertainties regarding the impact of the COVID-19 pandemic, and we are closely monitoring those impacts on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 96.3% and 97.6% of our consolidated revenues in the three months ended March 31, 2023 and 2022, respectively.

.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 39.7% and 44.5% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2022 and 2021 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.5% and 30.3% of GRE’s electricity revenues for 2022 and 2021 respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

In addition to the direct physical impact that climate change may have on our business, financial condition and results of operations because of the effect on pricing, demand for our offerings and/or the energy supply markets, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing greenhouse gas emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services.

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three months ended March 31, 2023 the associated cost was approximately 0.9% of GRE revenue. At March 31, 2023, 83.8% of GRE’s net accounts receivable were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of March 31, 2023 or December 31, 2022).

	March 31, 2023	December 31, 2022
Customer A	10.9%	10.2%
Customer B	11.0	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the March 31, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the March 31, 2023 and December 31, 2022):

	Three Months Ended September 30
	2023		2022
Customer A	na	%	10.4%

na—less than 10.0% of consolidated revenue in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits in the past.

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

State of Connecticut Public Utilities Regulatory Authority

Residents Energy

In August of 2020, Residents Energy began marketing retail energy services in Connecticut. For the year ended December 31, 2021 Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2020, the enforcement division of the State of Connecticut Public Utilities Regulatory Authority ("PURA") contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license for eighteen months, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In May 2021, the parties reached a settlement, pursuant to which Residents will pay $0.3 million. Residents Energy has also volunteered to withdraw from the market in Connecticut for a period of 36 months.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Three Months Ended March 31, 2023  Compared to Three Months Ended March 31, 2022

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenues:
Electricity	$74,487	$59,380	$15,107	25.4%
Natural gas	26,925	24,504	2,421	9.9
Total revenues	101,412	83,884	17,528	20.9
Cost of revenues	68,874	37,301	31,573	84.6
Gross profit	32,538	46,583	(14,045)	(30.2)
Selling, general and administrative expenses	16,093	16,407	(314)	(1.9)
Income from operations	$16,445	$30,176	$(13,731)	(45.5)%

Revenues. Electricity revenues increased by 25.4% in the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to increases in electricity consumption and the average price per kilowatt hour charged to customers in the three months ended March 31, 2023 compared to the same period in 2022. Electricity consumption by GRE’s REPs' customers increased by 4.5% in the three months ended March 31, 2023, compared to the same period in 2022, reflecting a 16.2% increase in the average number of meters served partially offset by a 10.1% decrease in average consumption per meter. Electricity consumption per meter decreased in the three months ended March 31, 2023 due to milder weather conditions in our service areas compared to the same period in 2022. The increase in meters served was driven by a restart of customer acquisition efforts. The average rate per kilowatt hour sold increased 20.1% in the three months ended March 31, 2023 compared to the same period in 2022  due to increases in the average wholesale price of electricity.

GRE’s natural gas revenues increased by 9.9% in the three months ended March 31, 2023 compared to the same period in 2022.  The increase in natural gas revenues in the three months ended March 31, 2023 compared to the same period in 2022 was a result of an increase in average revenue per therm sold partially offset by a slight decrease in natural gas consumption. The average revenue per therm sold increased by 10.8% in the three months ended March 31, 2023, compared to the same period in 2022. Natural gas consumption by GRE’s REPs’ customers decreased by 0.8% in the three months ended March 31, 2023 compared to the same period in 2022, reflecting an 8.1% decrease in average consumption per meter partially offset by 7.9% increase in average meters served in the three months ended March 31, 2023 compared to the same period in 2022.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Meters at end of quarter:
Electricity customers	271	196	193	203	209
Natural gas customers	78	79	77	77	77
Total meters	349	275	270	280	286

Gross meter acquisitions in the three months ended March 31, 2023, were 129,000 compared to 44,000 for the same period in 2022. The increase in the gross meter acquisitions for the three months ended March 31, 2023 compared to the same period in 2022 was due to a “strategic pause” on certain customer acquisition channels that started in the fourth quarter 2021. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new channels.

Meters served increased by 74,000 meters or 26.9% from December 31, 2022 to March 31, 2023. Meters served increased by 63,000 meters or 22.0% from March 31, 2022 to March 31, 2023. The increases in the number of meters served at March 31, 2023 compared to December 31, 2022 and March 31, 2022 was due to the resumption of customer acquisition activities as discussed above. In the three months ended March 31, 2023, average monthly churn increased to 4.4% compared to 4.5% for same period in 2022.

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

(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
RCEs at end of quarter:
Electricity customers	276	181	174	185	182
Natural gas customers	77	81	77	77	78
Total RCEs	353	262	251	262	260

RCEs increased 35.8% at March 31, 2023 compared to March 31, 2022. RCEs increased by 34.7% at March 31, 2023 compared to December 31, 2022. The increase is due to the resumption of customer acquisition activities as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Cost of revenues:
Electricity	$45,766	$25,197	$20,569	81.6%
Natural gas	23,108	12,104	11,004	90.9
Total cost of revenues	$68,874	$37,301	$31,573	84.6%

	Three months ended March 31,
(amounts in thousands)	2023	2022	Change
Gross margin percentage:
Electricity	38.6%	57.6%	(19.0)%
Natural gas	14.2	50.6	(36.4)
Total gross margin percentage	32.1%	55.5%	(23.4)%

Cost of revenues for electricity increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 73.9% in the three months ended March 31, 2023 compared to the same period in 2022. The significant increase is due to a rise in the wholesale price of electricity during the three months ended March 31, 2023 compared to the same period in 2022. The gross margin on electricity sales decreased in the three months ended March 31, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in the average unit cost of electricity.

Cost of revenues for natural gas increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily because of increases in natural gas consumption by GRE's REPs' customers and in the average unit cost of natural gas. The average unit cost of natural gas increased by 92.5% per therm in the three months ended March 31, 2023 compared to the same period in 2022. The significant increase is due to a rise in the wholesale price of natural gas during the three months ended March 31, 2023 compared to the same period in 2022. Gross margin on natural gas sales decreased in the three months ended March 31, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to decreases in employee-related costs and POR program fees, partially offset by an increase in marketing and customer acquisition cost. Employee-related expenses decreased by $0.5 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in accrued bonuses as a result of a decrease in the income from operations of GRE. Marketing and customer acquisition expenses increased by $0.3 million in the three months ended March 31, 2023 compared to the same period in 2022 as a result of an increase in the number of meters acquired. POR program fees decreased by $0.1 million in the three months ended March 31, 2023 compared to the same period in 2022 as a result of changes in rates implemented by several utilities. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 19.6% in the three months ended March 31, 2022 to 15.9% in the three months ended March 31, 2023.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism. Genie Solar is an integrated solar energy company. CityComm Solar is a marketer of community solar energy solutions. Diversegy provides energy brokerage and advisory services to commercial customers. Prism provides solar and manufacturing of solar panels, solar installation design and solar energy project management.

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenues	$3,864	$2,042	$1,822	89.2%
Cost of revenue	3,116	1,518	1,598	105.3
Gross profit	748	524	224	42.7
Selling, general and administrative expenses	1,896	1,003	893	89.0
Loss from operations	$(1,148)	$(479)	$669	139.7%

Revenue. Genie Renewables' revenues increased in the three months ended March 31, 2023 compared to the same period in 2022. The increase in revenues was the result of increases in revenues from commissions from selling third-party products to customers by CityCom Solar and revenues from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenues. Cost of revenue increased in the three months ended March 31, 2023 compared to the same period in 2022. The increase in the cost of revenues reflects the increase in revenues of CityCom Solar and Diversegy.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees and warehousing costs at Genie Solar.

Corporate

As discussed above, the remaining accounts of GRE International were transferred to corporate starting in the third quarter of 2022. Entities under corporate do not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses.

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
General and administrative expenses and loss from operations	$(4,022)	$(2,735)	$1,287	47.1%

Corporate general and administrative expenses increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily because of increase in employee related cost. As a percentage of our consolidated revenues, Corporate general and administrative expense increased to 3.8% in the three months ended March 31, 2023 from 3.2% in the three months ended March 31, 2022.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.9 million in each of the three months ended March 31, 2023 and 2022. At March 31, 2023, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $4.1 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Income from operations	$11,275	$26,962	$(15,687)	(58.2)%
Interest income	974	17	957	nm
Interest expense	(19)	(50)	(31)	(62.0)
Other income (loss), net	3,246	(498)	3,744	nm
Loss on marketable equity securities and investments	(71)	(652)	(581)	(89.1)
Provision for benefit from income taxes	(4,068)	(7,112)	(3,044)	(42.8)
Net income from continuing operations	11,337	18,667	(7,330)	(39.3)
Income (loss) from discontinued operations, net of tax	3,055	(1,932)	4,987	258.1
Net income	14,392	16,735	(2,343)	(14.0)
Net loss attributable to noncontrolling interests	(39)	(1,154)	(1,115)	(96.6)
Net income attributable to Genie Energy Ltd.	$14,431	$17,889	$(3,458)	(19.3)%

nm—not meaningful

Interest income.  Interest income increased in the three months ended March 31, 2023, compared to the same period in 2022 primarily due to increases in average cash and cash equivalents during the period and significant increases in average effective interest rates on those balances.

Other Income (Loss), net.  Other income (loss), net in the three months ended March 31, 2023 consisted primarily of on-time tax credit related to payroll taxes incurred in prior years. Other income (loss), net in the three months ended March 31, 2023 also includes net equity in net income of equity methods investees. Other income (loss), net in the three months ended March 31, 2022 consisted primarily of foreign currency transactions and equity in net loss in equity method investees.

Provision for Income Taxes. The change in the reported tax rate for the three months ended March 31, 2023 compared to the same periods in 2022, is the result of changes in the mix of jurisdiction in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decrease in net loss attributable to noncontrolling interests in the three months ended March 31, 2023 compared to the same periods in 2022 was primarily due to a decrease in the share of noncontrolling interest in the net income of Lumo Sweden and Lumo Finland as well as a decrease in losses incurred by Citizens Choice Energy.

Loss on Marketable Equity Securities and Investments. The loss on marketable equity securities and investment for the three months ended March 31, 2023 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020. As discussed above, we sold a large portion of our holdings in the common stock of Rafael in the first quarter of 2023.

Income (Loss) from Discontinued Operations, net of tax. Income from discontinued operations, net of tax in the three months ended March 31, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange gain in Lumo Sweden. Loss from discontinued operations, net of tax in the three months ended March 31, 2022 is mainly due to results of operations of Lumo Finland and Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $105.2 million balance of unrestricted cash and cash equivalents that we held at March 31, 2023 will be sufficient to meet our currently anticipated cash requirements for at least the period to May 9, 2024.

At March 31, 2023, we had working capital (current assets less current liabilities) of $142.4 million.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows provided by (used in):
Operating activities	$1,520	$18,199
Investing activities	(4,162)	(1,628)
Financing activities	(3,273)	(2,375)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	27
Increase in cash, cash equivalents and restricted cash of continuing operations	(5,925)	14,223
Cash flows provided by (used in) discontinued operations	9,714	(21,691)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,789	$(7,468)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $1.5 million in the three months ended March 31, 2023 compared to net cash used in operating activities of continuing operations of $18.2 million in the three months ended March 31, 2022. The decrease is primarily the fluctuation in the results of operations in the three months ended March 31, 2023 compared to the same period in 2022.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $9.0 million for the three months ended March 31, 2023, compared to the same period in 2022.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2023, we were in compliance with such covenants. At March 31, 2023, restricted cash—short-term of $0.6 million and trade accounts receivable of $63.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $14.2 million at March 31, 2023.

We had purchase commitments of $132.5 million at March 31, 2023, of which $114.8 million was for purchases of electricity.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $0.1 million for each of the three months ended March 31, 2023 and 2022. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2023 will be between $15.0 to $20.00 million mostly related to the solar projects of Genie Renewables.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, that is also a related party. We do not exercise significant influence over the operating or financial policies of Rafael. In the three months ended March 31, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. At March 31, 2023, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.1 million.

In the three months ended March 31, 2023, we invested $4.6 million to purchase the common stock of a publicly traded company. At March 21, 2023, the carrying value of our investments in the marketable equity securities was $4.6 million.

In March 2023, the Company received $0.1 million from Atid 613 Drilling Ltd. ("Atid 613") for the full settlement of its investment in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended March 31, 2023.

In the three months ended March 31, 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $0.2 million.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at March 31, 2023) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that the current operations will not meet the expected results. Petrocycle provided full impairment of its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and the Court transferred the $28.3 million to the Administrator. In August 2022, the Administrator paid the Company a partial return of its interest in Orbit of  £4.6 million (equivalent to $5.4 million). In the three months ended March 31, 2023, the Administrator paid a partial return of its interest in Orbit of £0.4 million (equivalent to $0.5 million). We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

Financing Activities

In the three months ended March 31, 2023 and 2022, we paid aggregate quarterly Base Dividends of $0.1594 per share of our 2021-A Preferred Stock or Preferred Stock. We paid $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. On April 17, 2023, our Board of Directors declared aggregate dividends of $0.6895 per share on the Preferred Stock, consisting of a quarterly Base Dividend of $0.1594 per share for the first quarter of 2023, and Additional Dividends of $0.5301 per share in respect of the GRE results of operations during the year ended December 31, 2022. The dividend will be paid on or about May 15, 2023 to stockholders of record as of the close of business May 5, 2023 and to the holders of Preferred Stock that we redeemed in the three months ended March 31, 2023.

In the three months ended March 31, 2023 and 2022, we paid aggregate quarterly dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock. The Company paid $2.0 million and $1.9 million for the three months ended March 31, 2023 and 2022. On May 3, 2023, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 31, 2023 to stockholders of record as of the close of business on May 20, 2023.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under this program in the three months ended March 31, 2023 and 2022. At March 31, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the three months ended March 31, 2023, the Company redeemed 117,647 Preferred Stock under the stock purchase program for an aggregate amount of $1.0 million.

On April 17, 2023,the Company's Board of Directors approved the redemption of 117,647 shares of outstanding Preferred Stock on May 15, 2023 (the "Redemption Date") at a price of $8.50 per share equivalent to approximately $1.0 million, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2023, there is no issued letter of credit from the Credit Line. At March 31, 2023, the cash collateral of $3.8 million was included in restricted cash—short-term in the consolidated balance sheet.

In the three months ended March 31, 2023, we paid $0.2 million to repurchase 15,986 shares of our Class B common stock of our Class B common stock tendered by our employees and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2023, the Company had outstanding aggregate performance bonds of $14.9 million and a minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2023 had remained the same as in the three months ended March 31, 2022, our gross profit from electricity sales would have increased by $7.0 million and our gross profit from natural gas sales would have increased by $8.5 million in the three months ended March 31, 2023.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $11.2 million for the three months ended March 31, 2023 and gains of $37.5 million in the three months ended March 31, 2022 from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2023:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2023	14,217		$10.14	—	4,668,973
February 1–28, 2023	—	(2)	—	—	4,668,973
March 1–31, 2023	1,769		11.59	—	4,668,973
Total	15,986		$10.30	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of Class B Common stock that we tendered by the employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

The following table provides information with respect to redemption by us of shares of our Preferred stock during the first quarter of 2023:

	Total Number of Shares Redeemed	Average Redemption Price per Share	Total Number of Shares Redeemed as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs

January 1–31, 2023	—	$—	—	$983,835
February 1–28, 2023	117,647	8.50	117,647	866,188
March 1–31, 2023	—	—	—	866,188
Total	117,647	$8.50	117,647

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

Genie Energy Ltd.

May 9, 2023	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 9, 2023	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

