Form 10-Q
period 2023-06-30
Genie Energy Ltd.
filed 2023-08-08
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 7, 2023, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,885,220 shares (excluding 2,878,646 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$110,827	$98,571
Restricted cash—short-term	3,831	6,007
Marketable equity securities	452	490
Trade accounts receivable, net of allowance for doubtful accounts of $6,098 and $4,826 at June 30, 2023 and December 31, 2022, respectively	58,230	55,134
Inventory	18,186	15,714
Prepaid expenses	8,793	6,822
Other current assets	7,059	6,207
Current assets of discontinued operations	35,865	38,688
Total current assets	243,243	227,633
Property and equipment, net	1,422	891
Goodwill	9,998	9,998
Other intangibles, net	2,934	3,133
Deferred income tax assets, net	5,799	5,799
Other assets	13,183	13,856
Noncurrent assets of discontinued operations	9,378	16,305
Total assets	$285,957	$277,615
Liabilities and equity
Current liabilities:
Trade accounts payable	23,815	25,313
Accrued expenses	33,878	35,659
Income taxes payable	10,996	22,576
Due to IDT Corporation, net	144	165
Other current liabilities	7,395	4,549
Current liabilities of discontinued operations	10,967	10,936
Total current liabilities	87,195	99,198
Other liabilities	2,091	4,087
Noncurrent liabilities of discontinued operations	686	686
Total liabilities	89,972	103,971
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of — and 983 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	8,359
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2023 and December 31, 2022	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 28,764 and 27,126 shares issued and 25,885 and 24,421 shares outstanding at June 30, 2023 and December 31, 2022, respectively	288	271
Additional paid-in capital	154,299	146,546
Treasury stock, at cost, consisting of 2,879 and 2,705 shares of Class B common stock at June 30, 2023 and December 31, 2022	(21,613)	(19,010)
Accumulated other comprehensive income	1,965	1,926
Retained earnings	74,355	49,010
Total Genie Energy Ltd. stockholders’ equity	209,310	187,118
Noncontrolling interests	(13,325)	(13,474)
Total equity	195,985	173,644
Total liabilities and equity	$285,957	$277,615

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenues:
Electricity	$80,199	$53,063	$154,686	$112,443
Natural gas	8,975	10,098	35,900	34,601
Other	4,289	3,779	8,153	5,821
Total revenues	93,463	66,940	198,739	152,865
Cost of revenues	55,255	37,120	127,245	75,939
Gross profit	38,208	29,820	71,494	76,926
Operating expenses:
Selling, general and administrative (i)	23,173	18,048	45,184	38,192
Income from operations	15,035	11,772	26,310	38,734
Interest income	1,008	48	1,982	65
Interest expense	(30)	(52)	(49)	(102)
Gain (loss) on marketable equity securities and investments	122	(146)	51	(799)
Other (loss) income, net	(104)	(372)	3,142	(869)
Income before income taxes	16,031	11,250	31,436	37,029
Provision for income taxes	(3,865)	(3,195)	(7,933)	(10,308)
Net income from continuing operations	12,166	8,055	23,503	26,721
Income from discontinued operations, net of taxes	3,173	29,318	6,227	27,388
Net income	15,339	37,373	29,730	54,109
Net income attributable to noncontrolling interests, net	183	2,894	144	1,741
Net income attributable to Genie Energy Ltd.	15,156	34,479	29,586	52,368
Dividends on preferred stock	(176)	(624)	(333)	(994)
Net income attributable to Genie Energy Ltd. common stockholders	$14,980	$33,855	$29,253	$51,374

Amounts attributable to Genie Energy Ltd. common stockholders
Continuing operations	$11,807	$6,790	$23,025	$26,109
Discontinued operations	3,173	27,065	6,228	25,265
Net income attributable to Genie Energy Ltd. common stockholders	$14,980	$33,855	$29,253	$51,374

Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.46	$0.27	$0.90	$1.02
Discontinued operations	0.12	1.06	0.25	0.99
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.58	$1.33	$1.15	$2.01
Diluted
Continuing operations	$0.45	$0.26	$0.88	$1.00
Discontinued operations	0.12	1.04	0.24	0.97
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.57	$1.30	$1.12	$1.97

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,708	25,463	25,516	25,613
Diluted	26,321	26,070	26,073	26,088

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150
(i) Stock-based compensation included in selling, general and administrative expenses	$756	$730	$1,605	$1,570

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$15,339	$37,373	$29,730	$54,109
Other comprehensive loss:
Foreign currency translation adjustments	72	(2,139)	44	(1,837)
Comprehensive income	15,411	35,234	29,774	52,272
Comprehensive loss attributable to noncontrolling interests	(185)	(3,131)	(149)	(1,941)
Comprehensive income attributable to Genie Energy Ltd.	$15,226	$32,103	$29,625	$50,331

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net income (loss) for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation	—	—	—	—	300	3	753	—	—	—	—	756
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Redemption of Preferred Stock	(866)	(7,359)	—	—	—	—	—	—	—	—	—	(7,359)
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Exercise of warrants	—	—	—	—	1,048	11	4,989	—	—	—	—	5,000
Other comprehensive income	—	—	—	—	—	—	—	—	70	—	2	72
Net income for three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	15,156	183	15,339
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Issuance of Class B common stock to Howard Jonas	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	339	—	(37)	302
Net loss for three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,153)	16,736
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,964)	—	(1,964)
Stock-based compensation	—	—	—	—	—	—	730	—	—	—	—	730
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(4,414)	—	—	—	(4,414)
Exercise of Class B common stock warrants	—	—	—	—	73	1	(1)	—	—	—	—	—
Redemption of Preferred Stock	(235)	(2,000)	—	—	—	—	—	—	—	—	—	(2,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,376)	—	237	(2,139)
Net income (loss) for three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	34,479	2,894	37,373
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities
Net income	$29,730	$54,109
Net income from discontinued operations, net of tax	6,227	27,388
Net income from continuing operations	23,503	26,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	191	191
Impairment of assets	19	—
Provision for doubtful accounts receivable	1,372	1,290
Unrealized (gain) loss on marketable equity securities and investment	(51)	799
Stock-based compensation	1,648	1,519
Equity in the net (income) loss in equity method investees	(111)	249
Change in assets and liabilities:
Trade accounts receivable	(4,468)	(297)
Inventory	(2,472)	1,677
Prepaid expenses	(1,971)	(2,430)
Other current assets and other assets	941	(7,904)
Trade accounts payable, accrued expenses and other liabilities	(2,430)	2,680
Due to IDT Corporation, net	(21)	(384)
Income taxes payable	(11,581)	1,803
Net cash provided by operating activities of continuing operations	4,569	25,914
Net cash provided by operating activities of discontinued operations	15,671	1,637
Net cash provided by operating activities	20,240	27,551
Investing activities
Capital expenditures	(561)	(60)
Proceeds from the sale of marketable equity securities and other investments	8,009	—
Purchase of marketable equity securities and other investments	(9,312)	(800)
Proceeds from equity method investments	282	—
Investment in notes receivables with related party	—	(1,388)
Repayment of notes receivable	19	19
Net cash used in investing activities of continuing operations	(1,563)	(2,229)
Net cash used in investing activities of discontinued operations	—	(49,446)
Net cash used in investing activities	(1,563)	(51,675)
Financing activities
Dividends paid	(4,763)	(4,669)
Repurchases of Class B common stock from employees	(1,475)	(71)
Proceeds from the exercise of warrants	5,000	—
Repurchase of Class B common stock	—	(4,414)
Redemption of preferred stock	(8,359)	(2,000)
Net cash used in financing activities	(9,597)	(11,154)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(37)	(120)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,043	(35,398)
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	106,080	102,149
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	115,123	66,751
Less: Cash held at of discontinued operations at end of period	465	2,693
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$114,658	$64,058

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 99.5% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”), 100% of Genie Retail Energy International ("GRE International") and varied interests in entities within the Genie Renewables segment.

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

Genie Renewables consists of a 95.5% interest in Genie Solar, a solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar energy solutions, a 96.0% interest in Diversegy, a broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income (expense), net in the accompanying consolidated statements of operations for the six months ended June 30, 2023.

Discontinued Operations in Finland and Sweden

Prior to the third quarter of 2022, the Company had a third segment, Genie Retail Energy International, or GRE International, which supplied electricity to residential and small business customers in Scandinavia. However, as a result of volatility in the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transferred the administration of Orbit to Administrators effective December 1, 2021. All of the customers of Orbit were transferred to a third-party supplier effective December 1, 2021 as ordered by the Court. All assets and liabilities of Orbit, including cash and receivables, remain with Orbit, in which Genie retains a 100% interest, however, the management and control of Orbit was transferred to the Administrators.

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company accounts for the Orbit business as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$110,827	$98,571
Restricted cash—short-term	3,831	6,007
Total cash, cash equivalents, and restricted cash	$114,658	$104,578

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of June 30, 2023 and  December 31, 2022 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Natural gas	$801	$3,302
Renewable credits	8,691	10,531
Solar panels	8,694	1,881
Totals	$18,186	$15,714

The increase in solar panel inventories is primarily due to the acquisition of solar panels for the solar projects at Genie Solar.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2023
Fixed rate	$47,625	$2,983	$—	$50,608
Variable rate	32,574	5,992	—	38,566
Other	—	—	4,289	4,289
Total	$80,199	$8,975	$4,289	$93,463

Three Months Ended June 30, 2022
Fixed rate	$18,886	$2,311	$—	$21,197
Variable rate	34,177	7,787	—	41,964
Other	—	—	3,779	3,779
Total	$53,063	$10,098	$3,779	$66,940

Six Months Ended June 30, 2023
Fixed rate	$77,130	$8,598	$—	$85,728
Variable rate	77,556	27,302	—	104,858
Other	—	—	8,153	8,153
Total	$154,686	$35,900	$8,153	$198,739

Six Months Ended June 30, 2022
Fixed rate	$37,504	$6,094	$—	$43,598
Variable rate	74,939	28,507	—	103,446
Other	—	—	5,821	5,821
Total	$112,443	$34,601	$5,821	$152,865

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar projects by Genie Solar, commissions from marketing energy solutions by CityComm Solar and Diversegy and selling solar panels by Prism.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2023
Non-Commercial Channel	$65,332	$5,939	$—	$71,271
Commercial Channel	14,867	3,036	—	17,903
Other	—	—	4,289	4,289
Total	$80,199	$8,975	$4,289	$93,463

Three Months Ended June 30, 2022
Non-Commercial Channel	$44,019	$6,669	$—	$50,688
Commercial Channel	9,044	3,429	—	12,473
Other	—	—	3,779	3,779
Total	$53,063	$10,098	$3,779	$66,940
Six Months Ended June 30, 2023
Non-Commercial Channel	$125,454	$26,721	$—	$152,175
Commercial Channel	29,232	9,179	—	38,411
Other	—	—	8,153	8,153
Total	$154,686	$35,900	$8,153	$198,739

Six Months Ended June 30, 2022
Non-Commercial Channel	$94,641	$26,305	$—	$120,946
Commercial Channel	17,802	8,296	—	26,098
Other	—	—	5,821	5,821
Total	$112,443	$34,601	$5,821	$152,865

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

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to the Lumo Administrators. All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effect November 9, 2022.

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	June 30, 2023	December 31, 2022
	(in thousands)
Assets
Cash	$465	$1,503
Receivables from the settlement of derivative contract—current	14,976	23,351
Current assets of discontinued operations	$15,441	$24,854

Receivables from the settlement of derivative contract—noncurrent	$5,822	$12,689
Other noncurrent assets	3,556	3,616
Noncurrent assets of discontinued operations	$9,378	$16,305

Liabilities
Income taxes payable	11,293	10,894
Accounts payable and other current liabilities	89	42
Current liabilities of discontinued operations	$11,382	$10,936

Deferred tax liabilities	686	686
Noncurrent liabilities of discontinued operations	$686	$686

The summary of the results of operations of the discontinued operations of Lumo Finland and Lumo Sweden were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Revenues	$—	$8,086	$—	$20,689
Cost of revenues	—	(29,568)	—	(15,400)
Gross profit	—	37,654	—	36,089
Selling, general and administrative expenses	—	951	—	1,915
Income from operations	—	36,703	—	34,174
Other income	946	—	1,196	—
Income before income taxes	946	36,703	1,196	34,174
Provision for income taxes	(337)	(7,386)	(405)	(6,786)
Net income from discontinued operations, net of taxes	$609	$29,317	$791	$27,388
Income before income taxes attributable to Genie Energy Ltd.	$946	$34,425	$1,196	$32,051

The following table presents a summary of cash flows of the discontinued operations of Lumo Finland and Lumo Sweden:

	Six Months Ended June 30,
	2023	2022
	(in thousands)

Net income	$791	$27,388
Non-cash items	(1,198)	7,421
Changes in assets and liabilities	16,078	(33,172)
Cash flows provided by operating activities of discontinued operations	$15,671	$1,637

In furtherance of the Company's exit from the retail energy markets in Finland and Sweden and to facilitate the maximization of value at Lumo Sweden, on November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee in exchange for 132,302 restricted Class B common stock of the Company, which will vest ratably from November 2022 to May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and in Lumo Sweden from 98.8% to 100%.

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

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

In the three and six months ended June 30, 2023, the Company recognized income from discontinued operation, net of taxes $2.6 million and of $5.4 million, respectively, mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Administrator settles the remaining liabilities. There was no income or loss from discontinued operations recognized in the three and six months ended June 30, 2022. The carrying value of the Company's interest in Orbit was $20.4 million and $13.8 million as of June 30, 2023 and December 31, 2022, respectively. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of June 30, 2023 and December 31, 2022.

Prior to being treated as discontinued operations and consolidated, the assets and liabilities of Orbit were included in the GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2023
Assets:
Marketable equity securities	$452	$—	$—	$452
Investments in total return swap	—	502	—	502
Derivative contracts	$2,472	$—	$—	$2,472
Liabilities:
Derivative contracts	$3,198	$—	$—	$3,198
December 31, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$4,060	$—	$—	$4,060
Liabilities:
Derivative contracts	$2,857	$—	$—	$2,857

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2023 or 2022.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2023 and December 31, 2022, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At June 30, 2023 and December 31, 2022, other assets included notes receivable. At June 30, 2023, the carrying amount of the notes receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as June 30, 2023 or December 31, 2022):

	June 30, 2023	December 31, 2022
Customer A	26.6%	na	%
Customer B	na	10.2

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2023 and 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues in these periods):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Customer A	18.7%	na	%	13.2%	na	%
Customer B	na	10.4		na	10.2

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2023, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2023 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter 2023	71,696	—
Fourth quarter 2023	30,832	765,000
First quarter 2024	13,040	910,000
Second quarter 2024	—	—
Third quarter of 2024	16,592	—
Fourth quarter of 2024	—	—
First quarter of 2025	—	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	—	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$1,683	$2,799
Energy contracts and options	Other assets	789	1,261
Total derivatives not designated or not qualifying as hedging instruments — Assets		$2,472	$4,060

Liability Derivatives	Balance Sheet Location	June 30, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$3,035	$1,800
Energy contracts and options	Other liabilities	163	1,057
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$3,198	$2,857

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2023	2022	2023	2022
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(5,954)	$22,643	$(17,129)	$60,155

Note 8—Other Assets

Other assets consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Security deposit	$7,341	$7,341
Right-of-use assets, net of amortization	1,963	1,892
Fair value of derivative contracts—noncurrent	789	1,261
Other assets	3,090	3,362
Total other assets	$13,183	$13,856

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2023 to June 30, 2023:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2023	$9,998	$—	$9,998
Additions/deductions during the period	—	—	—
Balance at June 30, 2023	$9,998	$—	$9,998

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
June 30, 2023
Patents and trademarks	18.1 years	$3,510	$(1,268)	$2,242
Customer relationships	9.0 years	1,100	(713)	387
Licenses	10.0 years	479	(174)	305
Total		$5,089	$(2,155)	$2,934
December 31, 2022
Patent and trademark	18.1 years	$3,510	$(1,154)	$2,356
Customer relationships	9.0 years	1,100	(652)	448
Licenses	10.0 years	479	(150)	329
Total		$5,089	$(1,956)	$3,133

Amortization expense of intangible assets was $0.1 million and $0.2 million in the three and six months ended June 30, 2023, respectively. Amortization expense of intangible assets was $0.1 million and $0.2 million in the three and six months ended June 30, 2022. The Company estimates that amortization expense of intangible assets will be $0.2 million, $0.4 million, $0.4 million, $0.3 million, $0.3 million and $1.4 million for the remainder of 2023, and for 2024, 2025, 2026, 2027 and thereafter, respectively.

Note 10—Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Renewable energy	$17,135	$18,444
Liability to customers related to promotions and retention incentives	9,360	9,111
Payroll and employee benefit	3,619	4,251
Other accrued expenses	3,764	3,853
Total accrued expenses	$33,878	$35,659

Note 11—Leases
The Company entered into operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2023 and 2052. The Company has no finance leases.

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

	June 30, 2023	December 31, 2022
	(in thousands)
ROU Assets	$1,963	$1,892

Current portion of operating lease liabilities	333	250
Noncurrent portion of operating lease liabilities	1,713	1,699
Total	$2,046	$1,949

At June 30, 2023, the weighted average remaining lease term is 10.5 years and the weighted average discount rate is 7.4%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$331	$254

ROU assets obtained in the exchange for lease liabilities
Operating leases	$237	$98

Future lease payments under operating leases as of June 30, 2023 were as follows:

(in thousands)
Remainder of 2023	$251
2024	441
2025	371
2026	272
2027	277
Thereafter	1,616
Total future lease payments	3,228
Less imputed interest	1,182
Total operating lease liabilities	$2,046

Rental expenses under operating leases were $0.2 million and $0.3 million in the three and six months ended June 30, 2023. Rental expenses under operating leases were $0.1 million and $0.3 million in the three and six months ended June 30, 2022.

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared by the Company during the six months ended June 30, 2023 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 12, 2023	$0.1594	$157	February 7, 2023	February 15, 2023
April 17, 2023	0.6895	370	May 5, 2023	May 15, 2023

Class A Common Stock and Class B Common Stock
February 9, 2023	$0.0750	$1,951	February 21, 2023	March 1, 2023
May 3, 2023	0.0750	1,958	May 20, 2023	May 31, 2023

In the year ended December 31, 2022, the Company accrued Additional Dividends on its Preferred Stock of $0.5301 per share on its Preferred Stock outstanding as of May 5, 2023, equal to $0.5 million in the aggregate, in respect of GRE's results of operations through December 31, 2022, which the Company paid in May 2023.

On August 2, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the second quarter of 2023. The dividend will be paid on or about August 21, 2023 to stockholders of record as of the close of business on August 14, 2023.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no purchases under this program in the three and six months ended June 30, 2023 or 2022. In the three and six months ended June 30, 2022, the Company acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. At June 30, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of June 30, 2023 and December 31, 2022, there were 2.9 million and 2.7 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of  $21,613 million and $19.0 million, respectively, at a weighted average cost per share of $7.50.and $7.03, respectively.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the three and six months ended June 30, 2023, the Company redeemed 117,647  and 235,294 shares of Preferred Stock under this program for an aggregate amount of $1.0 million and $2.0 million, respectively.

On May 3, 2022, the Board of Directors authorized the redemption of $2.0 million of the Company's Preferred Stock during the second quarter of 2022. On June 13, 2022, the  Company redeemed 235,294 Preferred Stock under this program for an aggregate amount of $2.0 million.

On May 16, 2023, the Company's Board of Directors approved the redemption of all outstanding Preferred Stock on June 16, 2023 (the "Redemption Date") at a price of $8.50 per share, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date. On the Redemption Date, the Company completed the redemption of 748,064 shares of Preferred Stock for an aggregate amount of $6.5 million and the related accrued dividends of $0.1349 per share equivalent to $0.1 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. In June 2023, the holders of these warrants exercised the warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share, for an aggregate exercise price of $1.0 million. In May 2022, the holder of these warrants exercised the warrants to purchase 209,644 shares of Class B common stock warrants through a cashless exercise and the Company issued 72,657 common shares with the remaining 136,987 warrants being cancelled in payment of the exercise price.

As of June 30, 2023, there were no outstanding warrants to purchase shares of the Company’s Class B common stock.

Exercise of Stock Options

In May 2023, Howard S. Jonas exercised options to purchase 256,818 shares of Class B common stock through a cashless exercise and the Company issued 98,709 Class B common stock to Howard S. Jonas with the remaining 158,109 Class B Common used for payment of the exercise price or purchased by the Company to satisfy withholding tax obligations in connection to the exercise of the options.

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

On March 8, 2021, the Board of Directors adopted the Company 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. Similar to the 2011 Plan, the 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan include stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. on May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock.

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which will vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitles the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. In the second quarter of 2022, the 2022 market conditions were partially achieved and the Company issued 290,000 shares of its restricted Class B common stock. In February 2023, the remaining portion of the 2022 market conditions was achieved and the Company will issue an additional 290,000 restricted shares of its Class B common stock in May 2023. The restricted shares issued are subject to service-based vesting conditions as described above.

As of June 30, 2023, there were approximately $2.3 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (loss)	$73	$622	$(19)	$(364)
Aggregate funding paid to (provided by) the Company, net	$113	$1,381	$(79)	$(77)

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$337	$295
Trade accounts receivable	240	549
Prepaid expenses and other current assets	382	363
Other assets	359	359
Total assets	$1,318	$1,566
Liabilities and noncontrolling interests
Current liabilities	$510	$700
Due to IDT Energy	5,963	5,997
Noncontrolling interests	(5,155)	(5,131)
Total liabilities and noncontrolling interests	$1,318	$1,566

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reported tax rate	24.1%	28.4%	25.2%	27.8%

The reported tax rate for the three months ended June 30, 2023 was 24.1%, a decrease compared to the same period in 2022. The decrease is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income. The decrease in the reported tax rate for the six months ended June 30, 2023 compared to the same period in 2022 is a result of favorable results of operations in the U.S. and changes in the mix of jurisdictions in which the taxable income was earned which was not offset by income tax benefit in some jurisdictions that had losses due to valuation allowances in those jurisdictions in the prior period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic weighted-average number of shares	25,708	25,463	25,516	25,613
Effect of dilutive securities:
Stock options and warrants	58	475	49	384
Non-vested restricted Class B common stock	555	132	508	91
Diluted weighted-average number of shares	26,321	26,070	26,073	26,088

Unissued vested deferred stock units in three months ended June 30, 2023 pertain to the weighted average of restricted shares of the company's Class B common stock that the Company expects to issue related to satisfaction of 2022 market conditions (see Note 12 — Equity).

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Shares underlying options and warrants	—	126	—	126
Non-vested deferred stock units	—	580	—	580

Stock options were excluded from the diluted earnings per share computation for the three and six months ended June 30, 2022 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market conditions for vesting of those deferred stock units were not met as of June 30, 2022.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three and six months ended June 30, 2023, the Company recognized gains on investment of minimal amount and $.01 million, respectively, in connection with the investment. For the three and six months ended June 30, 2022, the Company recognized unrealized loss on investment of $0.2 million and $0.8 million, respectively. At June 30, 2023, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.5 million.  The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Amount IDT charged the Company	$310	$387	$634	$780
Amount the Company charged IDT	$30	$30	$61	$67
Amount Rafael charged the Company	$—	$58	$—	$115

The following table presents the balance of receivables and payables to IDT and Rafael:

	June 30, 2023	December 31, 2022
	(in thousands)
Due to IDT	$144	$185
Due from IDT	$—	$20
Due to Rafael	$—	$—

On August 31, 2018, the Company extended a loan to a former employee for $0.1 million. The loan agreement requires scheduled payments from December 31, 2020 to December 2052. The loan bears the same interest equivalent to a minimum rate, in effect from time to time required by local regulations and is compounded annually. The Company recorded nominal amounts of interest income for the three and six months ended June 30, 2023 and 2022 related to this debt. The outstanding balance, including accrued interest was $0.1 million as of June 30, 2023.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.5 million in 2022 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of June 30, 2023. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the three and six months ended June 30, 2023 or 2022. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three and six months ended June 30, 2023. The carrying value of the Company's investments in Atid was $0.1 million at December 31, 2022 included in other noncurrent assets in the consolidated balance sheets.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended June 30, 2023
Revenues	$89,733	$3,730	$—	$93,463
Income (loss) from operations	18,417	(1,276)	(2,106)	15,035
Depreciation and amortization	83	13	—	96
Stock-based compensation	275	9	472	756
Provision for doubtful accounts receivables	798	—	—	798
Provision for (benefit from) income taxes	5,369	(474)	(1,030)	3,865

Three Months Ended June 30, 2022
Revenues	$63,161	$3,779	$—	$66,940
Income (loss) from operations	14,413	(517)	(2,124)	11,772
Depreciation and amortization	84	11	—	95
Stock-based compensation	230	35	465	730
Provision for (benefit from) income taxes	3,705	—	(510)	3,195

Six Months Ended June 30, 2023
Revenues	$191,145	$7,594	$—	$198,739
Income (loss) from operations	34,864	(2,425)	(6,129)	26,310
Depreciation and amortization	165	26	—	191
Stock-based compensation	548	10	1,047	1,605
Provision for doubtful accounts receivables	1,372	—	—	1,372
Provision for (benefit from) income taxes	10,019	(789)	(1,297)	7,933

Six Months Ended June 30, 2022
Revenues	$147,044	$5,821	$—	$152,865
Income (loss) from operations	44,589	(997)	(4,858)	38,734
Depreciation and amortization	169	21	1	191
Stock-based compensation	476	—	1,094	1,570
Provision for (benefit from) income taxes	11,538	—	(1,230)	10,308

Total assets for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
June 30, 2023	$202,627	$21,565	$61,765	$285,957
December 31, 2022	191,839	12,191	73,585	277,615

The total assets of corporate segment includes total assets of discontinued operations of Orbit, Lumo Finland and Lumo Sweden with aggregate net book value of $45.2 million and $55.0 million at June 30, 2023 and December 31, 2022, respectively.

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

In 2019, the Office of the Attorney General of the State of Illinois ("IL AG") notified Residents Energy (by way of subpoena) that it was conducting an investigation to assess compliance with the Illinois Consumer Fraud and Deceptive Business Practices Act. Following a dispute between the Company and the IL AG regarding the merits of the subpoena and investigation, the IL AG filed and complaint in the Circuit Court of Cook County, Illinois (Chancery Division) seeking to enforce compliance. The scope of the subpoena was later modified in response to subsequent negotiations between the Company and the IL AG, and the Company has satisfied the requirements of the subpoena. In April 2023, the IL AG dismissed its complaint against the Company. For the three and six months ended June 30, 2023, Resident Energy’s gross revenues from sales in Illinois were $10.4 million and $24.0 million, respectively. For the three and six months ended June 30, 2022, Resident Energy’s gross revenues from sales in Illinois was $6.1 million and $14.4 million, respectively.

In response to certain customer complaints, the State of Maine Public Utility Commission ("MPUC") has opened a review of the door to door marketing practices of Town Square. In connection with the review, the MPUC has requested information from Town Square demonstrating compliance in the form of an order to show cause as to why its marketing practices are in compliance and it should be permitted to continue licensed operations in Maine. In August 2021, the parties settled the dispute without any obligation for payment by Town Square. In connection with the settlement, Town Square has agreed to voluntarily refrain from door-to-door marketing activities in Maine through June 30, 2023, and to voluntarily refrain from outbound telemarketing to obtain new residential customers for a period of six months, along with certain compliance procedures. For the three and six months ended June 30, 2023, Town Square’s gross revenues from sales in Maine were $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2022, Town Square’s gross revenues from sales in Maine was $0.4 million and $0.8 million, respectively.

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $122.9 million at June 30, 2023, of which $108.1 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2023 are expected to be paid as follows:

(in thousands)
Remainder of 2023	$56,563
2024	46,658
2025	16,701
2026	2,964
2027	—
Thereafter	—
Total payments	$122,886

In the three months ended June 30, 2023, the Company purchased $15.2 million and $5.7 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2023, the Company purchased $24.3 million and $12.2 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended June 30, 2022, the Company purchased $12.1 million and $7.0 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2022, the Company purchased $25.4 million and $10.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2023, GRE had commitments to purchase renewable energy credits of $14.8 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2023, GRE had aggregate performance bonds of $19.0 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2023, the Company was in compliance with such covenants. At June 30, 2023, restricted cash—short-term of $0.6 million and trade accounts receivable of $61.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $19.6 million at June 30, 2023.

Note 19—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2023, there are no letters of credit issued by JP Morgan Chase Bank. At June 30, 2023, the cash collateral of $3.8 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Genie Renewables holds a 95.5% interest in  Genie Solar, a solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar energy solutions, a 96.0% interest in Diversegy, a broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in manufacturing of solar panels, solar installation design and solar energy project management.

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

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for nominal consideration. In August 2022 Lumo Finland entered in a transaction to transfer its variable rate customers to a third party for €1.9 million (equivalent to $2.0 million), and transferred the fixed rate customers to other utilities with no considerations.

We determined that exiting Finland and Sweden markets represented a strategic shift that would have a major effect on our operations and accordingly, presents the results of operations and related cash flows as discontinued operations for all periods. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrator"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrator. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrator, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

On November 3, 2022, we acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 of our restricted Class B common stock, which will vest ratably from November 2022 to May 2025. We increased our interest in Lumo Finland from 91.6% to 96.6% and increased from 97.1% to 100% in Lumo Sweden.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.6 million and $29.3 million for the three and six months ended June 30, 2023 respectively. Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.8 million and $27.4 million for the three and six months ended June 30, 2022, respectively.

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

We determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on our operations and accordingly, presents the results of operations and related cash flows as discontinued operations for all periods. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Coronavirus Disease (COVID-19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impact of the coronavirus disease 2019 (COVID-19) pandemic.

The COVID-19 pandemic has impacted our business, however, as our service territories have reopened, we expect the impacts of the pandemic will be less severe than in 2020-2021, as was the case in the six months period ended June 30, 2023.

There are many uncertainties regarding the impact of the COVID-19 pandemic, and we are closely monitoring those impacts on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners. We cannot predict how COVID-19 pandemic may affect our results of operations, financial conditions and cash flows in the future.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 96.0% and 96.2% of our consolidated revenues in the three and six months ended June 30, 2023, respectively and 94.4% and 96.2% of our consolidated revenues in the three and six months ended June 30, 2022, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2023 the associated cost was approximately 0.9% of GRE revenue and approximately 1.0% and 1.1% for the three and six months ended June 30, 2022, respectively. At June 30, 2023, 86.9% of GRE’s net accounts receivable were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of June 30, 2023 or December 31, 2022).

	June 30, 2023	December 31, 2022
Customer A	26.6%	na	%
Customer B	na	10.2

na—less than10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2023 or 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and six months ended June 30, 2023 or 2022):

	Three Months Ended June 30			Six Months Ended June 30
	2023	2022		2023	2022
Customer A	18.7%	na	%	13.2%	na	%
Customer B	na	10.4		na	10.2

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

Three Months Ended June 30, 2023  Compared to Three Months Ended June 30, 2022

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Electricity	$80,199	$53,063	$27,136	51.1%	$154,686	$112,443	$42,243	37.6%
Natural gas	8,975	10,098	(1,123)	(11.1)	35,900	34,601	1,299	3.8
Others	559	—	559	nm	559	—	559	nm
Total revenues	89,733	63,161	26,572	42.1	191,145	147,044	44,101	30.0
Cost of revenues	52,257	34,159	18,098	53.0	121,130	71,459	49,671	69.5
Gross profit	37,476	29,002	8,474	29.2	70,015	75,585	(5,570)	(7.4)
Selling, general and administrative expenses	19,059	14,589	4,470	30.6	35,151	30,996	4,155	13.4
Income from operations	$18,417	$14,413	$4,004	27.8	$34,864	$44,589	$(9,725)	(21.8)%

Revenues. Electricity revenues increased by 51.1% in the three months ended June 30, 2023 compared to the same period in 2022. The increase was due to increases in electricity consumption and the average price per kilowatt hour charged to customers in the three months ended June 30, 2023 compared to the same period in 2022. Electricity consumption by GRE’s REPs' customers increased by 47.1% in the three months ended June 30, 2023, compared to the same period in 2022, reflecting a 44.9% increase in the average number of meters served and a 1.5% increase in average consumption per meter. The increase in meters served was driven by strong customer acquisitions during first half of 2023 which had been suspended during 2022. The average rate per kilowatt hour sold increased 2.7% in the three months ended June 30, 2023 compared to the same period in 2022  due to increases in the average wholesale price of electricity.

Electricity revenues increased by 37.6% in the six months ended June 30, 2023 compared to the same period in 2022. The increase was due to increases in electricity consumption and the average price charged per kilowatt hour charged to customers in the six months ended June 30, 2023 compared to the same period in 2022. Electricity consumption by GRE’s REPs' customers increased by 24.5% in the six months ended June 30, 2023, compared to the same period in 2022. The increase in electricity consumption reflected a 30.5% increase in the average number of meters served partially offset by a 4.6% decrease in average consumption per meter. As discussed above, the increase in meters served was driven by strong customer acquisition efforts during the first half of 2023. Electricity consumption per meter decreased in the six months ended June 30, 2023 due to milder weather conditions in our service areas compared to the same period in 2022. The average rate per kilowatt hour sold increased 10.5% in the six months ended June 30, 2023 compared to the same period in 2022 due to an increase in the wholesale price of electricity in the six months ended June 30, 2023 compared to the same period in 2022.

GRE’s natural gas revenues decreased by 11.1% in the three months ended June 30, 2023 compared to the same period in 2022. The decrease in natural gas revenues in the three months ended June 30, 2023 compared to the same period in 2022 was a result of decreases in natural gas consumption and the average revenue per therm sold. Natural gas consumption by GRE’s REPs’ customers decreased by 8.1% in the three months ended June 30, 2023 compared to the same period in 2022, reflecting a 15.7% decrease in average consumption per meter partially offset by a 9.0% increase in average meters served in the three months ended June 30, 2023 compared to the same period in 2022. Natural gas consumption per meter decreased in the three months ended June 30, 2023 due to milder weather conditions in our service areas compared to the same period in 2022. The average revenue per therm sold decreased by 3.3% in the three months ended June 30, 2023, compared to the same period in 2022.

GRE’s natural gas revenues increased by 3.8% in the six months ended June 30, 2023 compared to the same period in 2022. The increase in natural gas revenues in the six months ended June 30, 2023 compared to the same period in 2022 was a result of an increase in average revenue per therm sold partially offset by a decrease in natural gas consumption. The average revenue per therm sold increased by 6.9% in the six months ended June 30, 2023, compared to the same period in 2022 due to an increase in the wholesale price of natural gas in the six months ended June 30, 2023 compared to the same period in 2022. Natural gas consumption by GRE’s REPs’ customers increased by 3.0% in the six months ended June 30, 2023 compared to the same period in 2022, reflecting a 17.6% increase in average meters served partially offset by a 17.5% decrease in average consumption per meter in the six months ended June 30, 2023 compared to the same period in 2022. The increase in meters served was driven by a strong customer acquisition efforts during the first half of 2023.

Other revenues in the three and six months ended June 30, 2023 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Meters at end of quarter:
Electricity customers	301	271	196	193	203
Natural gas customers	80	78	79	77	77
Total meters	381	349	275	270	280

Gross meter acquisitions in the three months ended June 30, 2023, were 75,000 compared to 34,000 for the same period in 2022. Gross meter acquisitions in the six months ended June 30, 2023, were 204,000 compared to 79,000 for the same period in 2022. The increase in the gross meter acquisitions for the three and six months ended June 30, 2023 compared to the same period in 2022 was due to a “strategic pause” on certain customer acquisition channels that started in the fourth quarter 2021. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels.

Meters served increased by 32,000 meters or 9.2% from March 31, 2023 to June 30, 2023. Meters served increased by 106,000 meters or 38.5% from December 31, 2022 to June 30, 2023. The increases in the number of meters served at June 30, 2023 compared to March 31, 2023 and December 31, 2022 was due to the resumption of customer acquisition activities as discussed above. In the three months ended June 30, 2023, average monthly churn slightly decreased to 4.3% compared to 4.4% for same period in 2022. In the six months ended June 30, 2023, the average monthly churn slightly decreased to 4.3% compared to 4.5% for same period in 2022.

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

(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
RCEs at end of quarter:
Electricity customers	304	276	181	174	185
Natural gas customers	76	77	81	77	77
Total RCEs	380	353	262	251	262

RCEs increased 7.6% at June 30, 2023 compared to March 31, 2023. RCEs increased by 45.0% at June 30, 2023 compared to December 31, 2022. The increase is due to the resumption of customer acquisition activities as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenues:
Electricity	$45,324	$24,526	$20,798	84.8	$91,089	$49,723	$41,366	83.2
Natural gas	6,423	9,633	(3,210)	(33.3)	29,531	21,736	7,795	35.9
Others	510	—	510	nm	510	—	510	nm
Total cost of revenues	$52,257	$34,159	$18,098	53.0	$121,130	$71,459	$49,671	69.5

	Three months ended June 30,			Six months ended June 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Gross margin percentage:
Electricity	43.5%	53.8%	(10.3)	41.1%	55.8%	(14.7)
Natural gas	28.4	4.6	23.8	17.7	37.2	(19.4)
Others	8.8	—	8.8	8.8	—	8.8
Total gross margin percentage	41.8%	45.9%	(4.2)	36.6%	51.4%	(14.8)

Cost of revenues for electricity increased in the three months ended June 30, 2023 compared to the same period in 2022 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 25.6% in the three months ended June 30, 2023 compared to the same period in 2022. The significant increase is due to a rise in the wholesale price of electricity during the three months ended June 30, 2023 compared to the same period in 2022. The gross margin on electricity sales decreased in the three months ended June 30, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in the average unit cost of electricity.

Cost of revenues for electricity increased in the six months ended June 30, 2023 compared to the same period in 2022 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 47.1% in the six months ended June 30, 2023 compared to the same period in 2022. The significant increase is due to a rise in the wholesale price of electricity during the three months ended June 30, 2023 compared to the same period in 2022. Gross margin on electricity sales decreased in the six months ended June 30, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in average unit cost of electricity.

Cost of revenues for natural gas decreased in the three months ended June 30, 2023 compared to the same period in 2022 primarily because of decreases in natural gas consumption by GRE's REPs' customers and in the average unit cost of natural gas. The average unit cost of natural gas decreased by 27.4% per therm in the three months ended June 30, 2023 compared to the same period in 2022. The significant decrease is due to a decrease in the wholesale price of natural gas during the three months ended June 30, 2023 compared to the same period in 2022. Gross margin on natural gas sales increased in the three months ended June 30, 2023 compared to the same period in 2022 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Cost of revenues for natural gas increased in the six months ended June 30, 2023 compared to the same period in 2022 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 40.0% in the six months ended June 30, 2023 compared to the same period in 2022. The significant increase is due to a rise in the wholesale price of electricity during the six months ended June 30, 2023 compared to the same period in 2022, particularly in the first quarter of 2023. Gross margin on natural gas sales decreased in the six months ended June 30, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in marketing and customer acquisition costs, employee-related costs, POR program fees and processing fees. Marketing and customer acquisition expenses increased by $3.2 million in the three months ended June 30, 2023 compared to the same period in 2022 as a result of an increase in the number of meters acquired. Employee-related expenses increased by $0.7 million in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in the number of employees. POR program fees increased by $0.2 million in the three months ended June 30, 2023 compared to the same period in 2022 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.2 million in the three months ended June 30, 2023 compared to the same period in 2022 as a result of a higher level of activities from an increase in the number of meters. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 23.1% in the three months ended June 30, 2022 to 21.2% in the three months ended June 30, 2023.

The increase in selling, general and administrative expense in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in marketing and customer acquisition costs, bad debt and POR program fees, processing fees and employee-related costs. Marketing and customer acquisition expenses increased by $3.5 million in the six months ended June 30, 2023 compared to the same period in 2022 as a result of an increase in the number of meters acquired. Bad debt and POR processing fees increased by $0.2 million in the six months ended June 30, 2023 compared to the same period in 2022 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.1 million in the three months ended June 30, 2023 compared to the same period in 2022 as a result of a higher level of activities from an increase in the number of meters. Employee-related expenses increased by $0.1 million in the six months ended June 30, 2023 compared to the same period in 2022. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 21.1% in the six months ended June 30, 2022 to 18.4% in the six months ended June 30, 2023.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$3,730	$3,779	$(49)	(1.3)%	$7,594	$5,821	$1,773	30.5
Cost of revenue	2,998	2,961	37	1.2	6,115	4,480	1,635	36.5
Gross profit	732	818	(86)	(10.5)	1,479	1,341	138	10.3
Selling, general and administrative expenses	2,008	1,335	673	50.4	3,904	2,338	1,566	67.0
Loss from operations	$(1,276)	$(517)	$759	146.8	$(2,425)	$(997)	$(1,428)	143.2

Revenue. Genie Renewables' revenues slightly decreased in the three months ended June 30, 2023 compared to the same period in 2022. Genie Renewables' revenues increased in the six months ended June 30, 2023 compared to the same period in 2022. The increase in revenues was the result of increases in revenues from commissions from selling third-party products to customers by CityCom Solar and revenues from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses in the first quarter of 2023.

Cost of Revenues. The variations in the cost of revenues for the three and six months ended June 30, 2023 compared to the same periods in 2022 are consistent with the variations in revenues of CityCom Solar and Diversegy.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees and warehousing costs at Genie Solar.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative expenses and loss from operations	$2,106	$2,124	$(18)	(0.8)%	$6,129	$4,858	$1,271	(26.2)%

Corporate general and administrative expenses were flat in the three months ended June 30, 2023 compared to the same period in 2022 and increased in the six months ended June 30, 2023 compared to the same period in 2022, primarily because of an increase in employee related cost. As a percentage of our consolidated revenues, Corporate general and administrative decreased to 2.3% in the three months ended June 30, 2023 from 3.2% in the three months ended June 30, 2022 and decreased to 3.1% in the six months ended June 30, 2023 from 3.2% in the six months ended June 30, 2022.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million and $0.7 million in each of the three months ended June 30, 2023 and 2022, respectively and $1.6 million for each of  the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.3 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Income from operations	$15,035	$11,772	$3,263	27.7%	$26,310	$38,734	$(12,424)	(32.1)%
Interest income	1,008	48	960	nm	1,982	65	1,917	nm
Interest expense	(30)	(52)	22	42.3	(49)	(102)	53	52.0
Other (loss) income, net	(104)	(372)	268	72.0	3,142	(869)	4,011	(461.6)
Gain (loss) on marketable equity securities and investments	122	(146)	268	183.6	51	(799)	850	(106.4)
Provision for benefit from income taxes	(3,865)	(3,195)	(670)	(21.0)	(7,933)	(10,308)	2,375	23.0
Net income from continuing operations	12,166	8,055	4,111	51.0	23,503	26,721	(3,218)	(12.0)
Income from discontinued operations, net of tax	3,173	29,318	(26,145)	(89.2)	6,227	27,388	(21,161)	(77.3)
Net income	15,339	37,373	(22,034)	(59.0)	29,730	54,109	(24,379)	45.1
Net loss attributable to noncontrolling interests	183	2,894	(2,711)	(93.7)	144	1,741	(1,597)	(91.7)
Net income attributable to Genie Energy Ltd.	$15,156	$34,479	$(19,323)	(56.0)%	$29,586	$52,368	$(22,782)	43.5

nm—not meaningful

Interest income.  Interest income increased in the three  and six months ended June 30, 2023, compared to the same period in 2022 primarily due to increases in average cash and cash equivalents during the period and significant increases in average effective interest rates on those balances.

Other (Loss) Income, net.  Other (loss) income, net in the three months ended June 30, 2023 and 2022 and in the six months ended June 30, 2023 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other (loss) income, net in the six months ended June 30, 2023 consisted primarily of on-time tax credit related to payroll taxes incurred in prior years.

Provision for Income Taxes. The change in the reported tax rate for the three and six months ended June 30, 2023 compared to the same periods in 2022, is the result of changes in the mix of jurisdictions in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to a decrease in the share of noncontrolling interest in the net income of Lumo Sweden and Lumo Finland as well as a decrease in losses incurred by Citizens Choice Energy.

Gain (loss) on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and six months ended June 30, 2023 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020. As discussed above, we sold a large portion of our holdings in the common stock of Rafael in the first quarter of 2023.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax in the three and six months ended June 30, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange gain in Lumo Sweden. Loss from discontinued operations, net of tax in the three and six months ended June 30, 2022 is mainly due to results of operations of Lumo Finland and Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $110.8 million balance of unrestricted cash and cash equivalents that we held at June 30, 2023 will be sufficient to meet our currently anticipated cash requirements for at least the period to August 8, 2024.

At June 30, 2023, we had working capital (current assets less current liabilities) of $156.0 million.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows provided by (used in):
Operating activities	$4,569	$25,914
Investing activities	(1,563)	(2,229)
Financing activities	(9,597)	(11,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(120)
(Decrease) increase in cash, cash equivalents and restricted cash of continuing operations	(6,628)	12,411
Cash flows provided by (used in) discontinued operations	15,671	(47,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,043	$(35,398)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $4.6 million in the six months ended June 30, 2023 compared to  $25.9 million in the six months ended June 30, 2022. The decrease is primarily the fluctuation in the results of operations in the six months ended June 30, 2023 compared to the same period in 2022.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $17.1 million for the six months ended June 30, 2023, compared to the same period in 2022.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2023, we were in compliance with such covenants. At June 30, 2023, restricted cash—short-term of $0.6 million and trade accounts receivable of $61.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $19.6 million at June 30, 2023.

We had purchase commitments of $122.9 million at June 30, 2023, of which $108.1 million was for purchases of electricity.

Investing Activities

Our capital expenditures increased by $0.5 million to $0.6 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2023 will be between $15.0 to $20.00 million mostly related to the solar projects of Genie Renewables.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company and a related party. In the six months ended June 30, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. In the six months ended June 30, 2022, we acquired 150,001 shares of our Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At June 30, 2023, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.5 million.

In the six months ended June 30, 2023, we invested $4.6 million to purchase the common stock of a publicly traded company which we sold for $3.9 million during the same period. At March 21, 2023, the carrying value of our investments in the marketable equity securities was $4.6 million.

In the six months ended June 30, 2023, we invested $4.4 million to purchase investments in total return swap and sold a portion of the investments for $3.7 million. At June 30, 2023, the carrying value of our investments total return swap was $0.5 million.

In March 2023, the Company received $0.1 million from Atid 613 Drilling Ltd. ("Atid 613") for the full settlement of its investment in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended June 30, 2023.

In the six months ended June 30, 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $0.8 million.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at June 30, 2023) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that the current operations will not meet the expected results. Petrocycle fully impaired its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the U.K. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and the Court transferred the $28.3 million to the Administrator. In August 2022, the Administrator paid the Company a partial return of its interest in Orbit of  £4.6 million (equivalent to $5.4 million). There is no return of interest in Orbit in the three months ended June 30, 2023. We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

Financing Activities

In the six months ended June 30, 2023 and 2022, we paid Base Dividends of $0.1594 per share of our 2012-A Preferred Stock or Preferred Stock. In the year ended December 31, 2022, the Company accrued Additional Dividends on its Preferred Stock of $0.5301 per share on its Preferred Stock in respect of GRE's results of operations through December 31, 2022, which the Company paid on May 15, 2023 for stockholders of record as of May 5, 2023. We paid $0.9 million and $0.8 million in the six months ended June 30, 2023 and 2022, respectively.

In the six months ended June 30, 2023 and 2022, we paid dividends of $0.150 per share to stockholders of our Class A common stock and Class B common stock. The Company paid common stock dividends in an aggregate amount of $3.9 million in each of the six months ended June 30, 2023 and 2022. On August 2, 2023, our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 21, 2023 to stockholders of record as of the close of business on August 14, 2023.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under this program in the three and six months ended June 30, 2023.  In the three and six months ended June 30, 2022, we acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. At June 30, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the six months ended June 30, 2023, the Company redeemed 253,294 shares of Preferred Stock under the stock purchase program for an aggregate amount of $2.0 million.

On May 16, 2023, our Board of Directors approved the redemption of all outstanding Preferred Stock on June 16, 2023 (the "Redemption Date") at a price of $8.50 per share, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date. On the Redemption Date, we completed the redemption of 748,064 shares of Preferred Stock for an aggregate amount of $6.5 million and the related accrued dividends of $0.1349 per share equivalent to $0.1 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

On May 3, 2022, our Board of Directors authorized the redemption of $2.0 million of our Preferred Stock during the second quarter of 2022. On June 13, 2022, the Company redeemed 235, 294 Preferred Stock under this program for an aggregate amount of $2.0 million.

In June 2023, several holders of warrants exercised warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

In the six months ended June 30, 2023, we paid $1.5 million to repurchase our Class B common stock of our Class B common stock tendered by our employees and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2023, there is no issued letter of credit from the Credit Line. At June 30, 2023, the cash collateral of $0 million was included in restricted cash—short-term in the consolidated balance sheet.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2023, the Company had outstanding aggregate performance bonds of $19.0 million and a minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2023 had remained the same as in the three months ended June 30, 2022, our gross profit from electricity sales would have increased by $7.1 million and our gross profit from natural gas sales would have decreased by $2.1 million in the three months ended June 30, 2023. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2023 had remained the same as in the six months ended June 30, 2022, our gross profit from electricity and natural gas sales would have increased by $15.0 million and $6.1 million, respectively.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $6.0 million and $17.1 million for the three and six months ended June 30, 2023, respectively, and gains of $22.6 million and $60.2 million in the three and six months ended June 30, 2022 from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the second quarter of 2023:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2023	—		$—	—	4,668,973
May 1–31, 2023	158,109	(2)	15.34	—	4,668,973
March 1–30, 2023	—		—	—	4,668,973
Total	158,109		$15.34	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of Class B Common stock that was tendered by an officer to satisfy the exercise price of stock options and tax withholding obligations in connection with the exercise of stock options and lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

The following table provides information with respect to redemption by us of shares of our Preferred stock during the second quarter of 2023:

	Total Number of Shares Redeemed	Average Redemption Price per Share	Total Number of Shares Redeemed as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs

April 1–30, 2023	—	$—	—	$865,711
May 1–31, 2023	117,647	8.50	117,647	748,064
March 1–30, 2023	748,064	8.50	748,064	—
Total	865,711	$8.50	865,711

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

Genie Energy Ltd.

August 8, 2023	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 8, 2023	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

