Form 10-Q
period 2023-09-30
Genie Energy Ltd.
filed 2023-11-08
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 7, 2023, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,843,665 shares (excluding 2,920,201 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$139,829	$98,571
Restricted cash—short-term	3,574	6,007
Marketable equity securities	411	490
Trade accounts receivable, net of allowance for doubtful accounts of $6,365 and $4,826 at September 30, 2023 and December 31, 2022, respectively	60,682	55,134
Inventory	15,306	15,714
Prepaid expenses	11,891	6,822
Other current assets	4,625	6,207
Current assets of discontinued operations	33,923	38,688
Total current assets	270,241	227,633
Property and equipment, net	6,112	891
Goodwill	9,998	9,998
Other intangibles, net	2,834	3,133
Deferred income tax assets, net	5,799	5,799
Other assets	13,150	13,856
Noncurrent assets of discontinued operations	7,553	16,305
Total assets	$315,687	$277,615
Liabilities and equity
Current liabilities:
Trade accounts payable	24,857	25,313
Accrued expenses	45,444	35,659
Income taxes payable	16,010	22,576
Due to IDT Corporation, net	120	165
Other current liabilities	8,624	4,549
Current liabilities of discontinued operations	10,736	10,936
Total current liabilities	105,791	99,198
Other liabilities	1,859	4,087
Noncurrent liabilities of discontinued operations	668	686
Total liabilities	108,318	103,971
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, Preferred Stock (liquidation preference, $8.50 per share), designated shares—8,750; 0 and 983 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	8,359
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2023 and December 31, 2022	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 28,764 and 27,126 shares issued and 25,820 and 24,421 shares outstanding at September 30, 2023 and December 31, 2022, respectively	288	271
Additional paid-in capital	154,948	146,546
Treasury stock, at cost, consisting of 2,944 and 2,705 shares of Class B common stock at September 30, 2023 and December 31, 2022	(22,469)	(19,010)
Accumulated other comprehensive income	1,413	1,926
Retained earnings	86,759	49,010
Total Genie Energy Ltd. stockholders’ equity	220,955	187,118
Noncontrolling interests	(13,586)	(13,474)
Total equity	207,369	173,644
Total liabilities and equity	$315,687	$277,615

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenues:
Electricity	$114,002	$73,764	$268,688	$186,207
Natural gas	4,990	6,153	40,890	40,754
Other	6,057	1,368	14,209	7,189
Total revenues	125,049	81,285	323,787	234,150
Cost of revenues	83,967	38,142	211,211	114,082
Gross profit	41,082	43,143	112,576	120,068
Operating expenses:
Selling, general and administrative (i)	23,196	19,605	68,380	57,796
Income from operations	17,886	23,538	44,196	62,272
Interest income	1,331	194	3,313	259
Interest expense	(27)	(33)	(75)	(135)
Unrealized gain (loss) on marketable equity securities and investments	334	57	385	(742)
Other (loss) income, net	(4)	156	3,137	(712)
Income before income taxes	19,520	23,912	50,956	60,942
Provision for income taxes	(5,018)	(6,482)	(12,951)	(16,791)
Net income from continuing operations	14,502	17,430	38,005	44,151
(Loss) income from discontinued operations, net of taxes	(304)	(1,459)	5,923	25,929
Net income	14,198	15,971	43,928	70,080
Net loss attributable to noncontrolling interests, net	(261)	(2,797)	(118)	(1,056)
Net income attributable to Genie Energy Ltd.	14,459	18,768	44,046	71,136
Dividends on preferred stock	—	(454)	(333)	(1,448)
Net income attributable to Genie Energy Ltd. common stockholders	$14,459	$18,314	$43,713	$69,688

Amounts attributable to Genie Energy Ltd. common stockholders
Continuing operations	$14,763	$22,259	$37,789	$48,368
Discontinued operations	(304)	(3,945)	5,924	21,320
Net income attributable to Genie Energy Ltd. common stockholders	$14,459	$18,314	$43,713	$69,688

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.55	$0.88	$1.48	$1.89
Discontinued operations	(0.01)	(0.15)	0.23	0.83
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.54	$0.73	$1.71	$2.72
Diluted
Continuing operations	$0.54	$0.85	$1.45	$1.84
Discontinued operations	(0.01)	(0.15)	0.23	0.81
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.53	$0.70	$1.68	$2.65

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,615	25,233	25,541	25,623
Diluted	27,362	26,205	26,056	26,261

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$649	$713	$2,254	$2,232

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$14,198	$15,971	$43,928	$70,080
Other comprehensive loss:
Foreign currency translation adjustments	(552)	(4,210)	(508)	(6,047)
Comprehensive income	13,646	11,761	43,420	64,033
Comprehensive loss attributable to noncontrolling interests	261	2,809	112	868
Comprehensive income attributable to Genie Energy Ltd.	$13,907	$14,570	$43,532	$64,901

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net income (loss) for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation	—	—	—	—	300	3	753	—	—	—	—	756
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Redemption of Preferred Stock	(866)	(7,359)	—	—	—	—	—	—	—	—	—	(7,359)
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Exercise of warrants	—	—	—	—	1,048	11	4,989	—	—	—	—	5,000
Other comprehensive income	—	—	—	—	—	—	—	—	70	—	2	72
Net income for three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	15,156	183	15,339
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,055)	—	(2,055)
Stock-based compensation	—	—	—	—	—	—	649	—	—	—	—	649
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(856)	—	—	—	(856)
Other comprehensive loss	—	—	—	—	—	—	—	—	(552)	—	—	(552)
Net income (loss) for three months ended September 30, 2023	—	—	—	—	—	—	—	—	—	14,459	(261)	14,198
BALANCE AT SEPTEMBER 30, 2023	—	$—	1,574	$16	28,764	$288	$154,948	$(22,469)	$1,413	$86,759	$(13,586)	$207,369

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JANUARY 1, 2022	2,322	$19,743	1,574	$16	26,633	$266	$143,249	$(14,034)	$3,160	$(29,115)	$(12,496)	$110,789
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(370)	—	(370)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,934)	—	(1,934)
Stock-based compensation	—	—	—	—	9	—	840	—	—	—	—	840
Issuance of Class B common stock to Howard Jonas	—	—	—	—	—	—	—	(71)	—	—	—	(71)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	339	—	(37)	302
Net loss for three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	17,889	(1,153)	16,736
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT MARCH 31, 2022	2,322	$19,743	1,574	$16	26,642	$266	$144,089	$(14,105)	$3,499	$(13,530)	$(13,686)	$126,292
Dividends on preferred stock ($ 0.1594 per share)	—	—	—	—	—	—	—	—	—	(624)	—	(624)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,964)	—	(1,964)
Stock-based compensation	—	—	—	—	—	—	730	—	—	—	—	730
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(4,414)	—	—	—	(4,414)
Exercise of Class B common stock warrants	—	—	—	—	73	1	(1)	—	—	—	—	—
Redemption of Preferred Stock	(235)	(2,000)	—	—	—	—	—	—	—	—	—	(2,000)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,376)	—	237	(2,139)
Net income (loss) for three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	34,479	2,894	37,373
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JUNE 30, 2022	2,087	$17,743	1,574	$16	26,715	$267	$144,818	$(18,519)	$1,123	$18,361	$(10,555)	$153,254
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(454)	—	(454)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,893)	—	(1,893)
Stock-based compensation	—	—	—	—	290	3	734	—	—	—	—	737
Restricted Class B common stock repurchased from employees	—	—	—	—	—	—	—	(333)	—	—	—	(333)
Redemption of Preferred Stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(4,198)	—	(12)	(4,210)
Net income (loss) for three months ended September 30, 2022	—	—	—	—	—	—	—	—	—	18,768	(2,797)	15,971
BALANCE AT SPTEMBER 30, 2022	1,970	$16,743	1,574	$16	27,005	$270	$145,552	$(18,852)	$(3,075)	$34,782	$(13,364)	$162,072

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities
Net income	$43,928	$70,080
Net income from discontinued operations, net of tax	5,923	25,929
Net income from continuing operations	38,005	44,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	288
Provision for doubtful accounts receivable	1,722	2,116
Inventory valuation allowance	829	—
Unrealized (gain) loss on marketable equity securities and investments and others	(386)	833
Stock-based compensation	2,254	2,232
Change in assets and liabilities:
Trade accounts receivable	(7,271)	(4,331)
Inventory	(6,114)	(797)
Prepaid expenses	(3,753)	(3,641)
Other current assets and other assets	2,637	(6,084)
Trade accounts payable, accrued expenses and other liabilities	10,963	2,570
Due to IDT Corporation, net	(45)	(398)
Income taxes payable	(6,566)	8,009
Net cash provided by operating activities of continuing operations	32,561	44,948
Net cash provided by operating activities of discontinued operations	19,461	8,150
Net cash provided by operating activities	52,022	53,098
Investing activities
Capital expenditures	(878)	(1,058)
Proceeds from the sale of marketable equity securities and other investments	10,023	—
Purchase of marketable equity securities and other investments	(9,913)	(1,300)
Investment in notes receivables with related party	—	(1,505)
Repayment of notes receivable	19	19
Net cash used in investing activities of continuing operations	(749)	(3,844)
Net cash provided by (used in) investing activities of discontinued operations	2,578	(43,941)
Net cash provided by (used in) investing activities	1,829	(47,785)
Financing activities
Dividends paid	(6,818)	(6,894)
Repurchases of Class B common stock from employees	(2,338)	(409)
Proceeds from the exercise of warrants	5,000	—
Repurchase of Class B common stock	—	(4,414)
Redemption of preferred stock	(8,359)	(3,000)
Net cash used in financing activities	(12,515)	(14,717)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	61	(15)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,397	(9,419)
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	106,080	102,149
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	147,477	92,730
Less: Cash held at of discontinued operations at end of period	4,074	5,470
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$143,403	$87,260

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Genie Renewables consists of a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial customers as well as its own portfolio, a 92.8% interest in CityCom Solar, a marketer of alternative products and services complimentary to our energy offerings, a 96.0% interest in Diversegy, an energy broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income (expense), net in the accompanying consolidated statements of operations for the nine months ended September 30, 2023.

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

The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Discontinued Operations in the United Kingdom

In October 2021, as part of the orderly exit process from the U. K. market, Orbit Energy Limited ("Orbit"), a REP owed by the Company that used to operate in United Kingdom, and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

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

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company accounts for the Orbit business as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$139,829	$98,571
Restricted cash—short-term	3,574	6,007
Total cash, cash equivalents, and restricted cash	$143,403	$104,578

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Included in the cash and cash equivalents as of September 30, 2023 and  December 31, 2022 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Natural gas	$1,569	$3,302
Renewable credits	8,630	10,531
Solar panels	5,107	1,881
Totals	$15,306	$15,714

In the third quarter of 2023, the Company recorded an inventory valuation allowance of $0.8 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value.

Note 4—Revenue Recognition

Revenue from the single performance obligation to deliver a unit of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

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

Revenues from commissions from selling third-party products to customers, entry and other fees from the energy brokerage are recognized at the time the performance obligation is met. The Company's contacts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2023
Fixed rate	$73,595	$2,724	$—	$76,319
Variable rate	40,407	2,266	—	42,673
Other	—	—	6,057	6,057
Total	$114,002	$4,990	$6,057	$125,049

Three Months Ended September 30, 2022
Fixed rate	$25,374	$1,925	$—	$27,299
Variable rate	48,390	4,228	—	52,618
Other	—	—	1,368	1,368
Total	$73,764	$6,153	$1,368	$81,285

Nine Months Ended September 30, 2023
Fixed rate	$150,725	$11,322	$—	$162,047
Variable rate	117,963	29,568	—	147,531
Other	—	—	14,209	14,209
Total	$268,688	$40,890	$14,209	$323,787

Nine Months Ended September 30, 2022
Fixed rate	$62,822	$8,020	$—	$70,842
Variable rate	123,385	32,734	—	156,119
Other	—	—	7,189	7,189
Total	$186,207	$40,754	$7,189	$234,150

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar projects by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy and selling solar panels by Prism.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2023
Non-Commercial Channel	$95,026	$1,981	$—	$97,007
Commercial Channel	18,976	3,009	—	21,985
Other	—	—	6,057	6,057
Total	$114,002	$4,990	$6,057	$125,049

Three Months Ended September 30, 2022
Non-Commercial Channel	$61,704	$2,723	$—	$64,427
Commercial Channel	12,060	3,430	—	15,490
Other	—	—	1,368	1,368
Total	$73,764	$6,153	$1,368	$81,285
Nine Months Ended September 30, 2023
Non-Commercial Channel	$220,481	$28,702	$—	$249,183
Commercial Channel	48,207	12,188	—	60,395
Other	—	—	14,209	14,209
Total	$268,688	$40,890	$14,209	$323,787

Nine Months Ended September 30, 2022
Non-Commercial Channel	$156,425	$29,028	$—	$185,453
Commercial Channel	29,782	11,726	—	41,508
Other	—	—	7,189	7,189
Total	$186,207	$40,754	$7,189	$234,150

GRE revenues are from both non-commercial and commercial channels. Other revenues are revenues from Genie Renewables which includes revenues from solar projects by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy and selling solar panels by Prism.

Contract liabilities

Certain revenue generating contracts at GES include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the traction price allocated to the performance obligations to be satisfied in future periods is recognized as a contract liability. Contract liabilities are included in other current liabilities account in the consolidated balance sheet.

The table below reconciles the change in the carrying amount of contract liabilities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Contract liability, beginning	$1,759	$367
Recognition of revenue included in the beginning of the year contract liability	(430)	(281)
Additions during the period, net of revenue recognized during the period	3,290	630
Contract liability, end	$4,619	$716

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

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets
Cash	$4,075	$1,503
Receivables from the settlement of derivative contract—current	12,337	23,351
Current assets of discontinued operations	$16,412	$24,854

Receivables from the settlement of derivative contract—noncurrent	$4,165	$12,689
Other noncurrent assets	3,388	3,616
Noncurrent assets of discontinued operations	$7,553	$16,305

Liabilities
Income taxes payable	10,644	10,894
Accounts payable and other current liabilities	92	42
Current liabilities of discontinued operations	$10,736	$10,936

Deferred tax liabilities	668	686
Noncurrent liabilities of discontinued operations	$668	$686

The summary of the results of operations of the discontinued operations of Lumo Finland and Lumo Sweden were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Revenues	$—	$4,558	$—	$25,247
Cost of revenues	—	7,042	—	(8,358)
Gross profit	—	(2,484)	—	33,605
Selling, general and administrative expenses	—	3,275	—	5,190
Income from operations	—	(5,759)	—	28,415
Other (loss) income	(395)	7,792	800	7,792
Income before income taxes	(395)	2,033	800	36,207
Provision for income taxes	91	(3,492)	(314)	(10,278)
Net income from discontinued operations, net of taxes	$(304)	$(1,459)	$486	$25,929
Income before income taxes attributable to Genie Energy Ltd.	$(395)	$4,836	$800	$36,206

The following table presents a summary of cash flows of the discontinued operations of Lumo Finland and Lumo Sweden:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)

Net income	$486	$25,929
Non-cash items	1,170	1,546
Changes in assets and liabilities	17,805	(19,325)
Cash flows provided by operating activities of discontinued operations	$19,461	$8,150

In furtherance of the Company's exit from the retail energy markets in Finland and Sweden and to facilitate the maximization of value at Lumo Sweden, on November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee in exchange for 132,302 restricted shares of Class B common stock of the Company, which are vesting ratably between November 2022 and May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and in Lumo Sweden from 98.8% to 100%.

Prior to being treated as discontinued operations or consolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

U.K. Operations

In the third quarter of 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted the Company to start the process of orderly withdrawal from the United Kingdom. In October 2021, as part of the orderly exit process, Orbit and Shell agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to Administrators effective December 1, 2021, which transfer was effective December 1, 2021. All assets and liabilities of Orbit, including cash and receivables remain with Orbit and the management and control of which was transferred to Administrators. The Company expects that the administration of Orbit will be completed in 2023.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, the Company transferred $21.5 million to the Administrators of Orbit Energy to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, the Company deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the United Kingdom. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, the Company decided not to oppose the application, and the $28.3 million was transferred to the account of the Administrator. In the nine months ended September 30, 2023 and 2022, the Administrator paid the Company a partial return of its interest in Orbit of £2.0 million (equivalent to $2.6 million on the dates of transfer) and £4.6 million (equivalent to $5.4 million on the dates of transfer), respectively. The Company believes that the funds remaining with the Administrators are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which the Company expects to be significant, to be returned to the Company).

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

There were no income or loss from discontinued operations recognized in the three months ended September 30, 2023 and 2022. In the nine months ended September 30, 2023, the Company recognized income from discontinued operation, net of taxes $5.4 million, mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Administrator settles the remaining liabilities. There was no income or loss from discontinued operations recognized in the nine months ended September 30, 2022. The carrying value of the Company's interest in Orbit was $17.5 million and $13.8 million as of September 30, 2023 and December 31, 2022, respectively. The carrying value was determined by estimating the net realizable values of assets and fair values of remaining liabilities which approximates its carrying values as of September 30, 2023 and December 31, 2022.

Prior to being treated as discontinued operations and consolidated, the assets and liabilities of Orbit were included in the Company's former GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2023
Assets:
Marketable equity securities	$411	$—	$—	$411
Derivative contracts	$1,595	$—	$—	$1,595
Liabilities:
Derivative contracts	$2,392	$—	$—	$2,392
December 31, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$4,060	$—	$—	$4,060
Liabilities:
Derivative contracts	$2,857	$—	$—	$2,857

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2023 or 2022.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2023 and December 31, 2022, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At September 30, 2023 and December 31, 2022, other assets included notes receivable. At September 30, 2023, the carrying amount of the notes receivable and loans payable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as September 30, 2023 or December 31, 2022):

	September 30, 2023	December 31, 2022
Customer A	21.9%	na	%
Customer C	11.7	10.2

na—less than 10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2023 and 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues in these periods):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Customer A	24.1%	na	%	17.4%	na	%
Customer B	na	11.6		na	na
Customer C	na	11.4		na	10.4

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2023, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2023 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter 2023	789,300	19,152
First quarter 2024	13,040	1,137,500
Second quarter 2024	—	—
Third quarter of 2024	24,208	—
Fourth quarter of 2024	—	—
First quarter of 2025	—	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	—	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$865	$2,799
Energy contracts and options	Other assets	730	1,261
Total derivatives not designated or not qualifying as hedging instruments — Assets		$1,595	$4,060

Liability Derivatives	Balance Sheet Location	September 30, 2023	December 31, 2022
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$2,380	$1,800
Energy contracts and options	Other liabilities	12	1,057
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$2,392	$2,857

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2023	2022	2023	2022
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(4,461)	$35,011	$(21,590)	$102,060

Note 8—Other Assets

Other assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Security deposit	$7,353	$7,341
Right-of-use assets, net of amortization	1,874	1,892
Fair value of derivative contracts—noncurrent	730	1,261
Other assets	3,193	3,362
Total other assets	$13,150	$13,856

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2023 to September 30, 2023:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2023	$9,998	$—	$9,998
Additions/deductions during the period	—	—	—
Balance at September 30, 2023	$9,998	$—	$9,998

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
September 30, 2023
Patents and trademarks	18.1 years	$3,510	$(1,325)	$2,185
Customer relationships	9.0 years	1,100	(744)	356
Licenses	10.0 years	479	(186)	293
Total		$5,089	$(2,255)	$2,834
December 31, 2022
Patent and trademark	18.1 years	$3,510	$(1,154)	$2,356
Customer relationships	9.0 years	1,100	(652)	448
Licenses	10.0 years	479	(150)	329
Total		$5,089	$(1,956)	$3,133

Amortization expense of intangible assets was $0.1 million and $0.3 million in the three and nine months ended September 30, 2023, respectively. Amortization expense of intangible assets was $0.1 million and $0.3 million in the three and nine months ended September 30, 2022, respectively. The Company estimates that amortization expense of intangible assets will be $0.1 million, $0.4 million, $0.4 million, $0.3 million, $0.3 million and $1.4 million for the remainder of 2023, and for 2024, 2025, 2026, 2027 and thereafter, respectively.

Note 10—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Renewable energy	$26,844	$18,444
Liability to customers related to promotions and retention incentives	7,011	9,111
Payroll and employee benefit	5,062	4,251
Other accrued expenses	5,922	3,853
Total accrued expenses	$44,839	$35,659

Other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Contract liabilities	$4,619	$1,759
Current hedge liabilities	2,380	1,800
Current lease liabilities	323	250
Others	1,302	740
Total other current liabilities	$8,624	$4,549

Note 11—Leases
The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2023 and 2052. The Company has no finance leases.

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

	September 30, 2023	December 31, 2022
	(in thousands)
ROU Assets	$1,874	$1,892

Current portion of operating lease liabilities	323	250
Noncurrent portion of operating lease liabilities	1,645	1,699
Total	$1,968	$1,949

At September 30, 2023, the weighted average remaining lease term is 10.5 years and the weighted average discount rate is 6.7%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$487	$380

ROU assets obtained in the exchange for lease liabilities
Operating leases	$237	$—

Future lease payments under operating leases as of September 30, 2023 were as follows:

(in thousands)
Remainder of 2023	$141
2024	438
2025	369
2026	272
2027	277
Thereafter	1,616
Total future lease payments	3,113
Less imputed interest	1,145
Total operating lease liabilities	$1,968

Rental expenses under operating leases were $0.2 million and $0.5 million in the three and nine months ended September 30, 2023. Rental expenses under operating leases were $0.1 million and $0.4 million in the three and nine months ended September 30, 2022.

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared by the Company during the nine months ended September 30, 2023 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

Series 2012-A Preferred Stock ("Preferred Stock")
January 12, 2023	$0.1594	$157	February 7, 2023	February 15, 2023
April 17, 2023	0.6895	370	May 5, 2023	May 15, 2023

Class A Common Stock and Class B Common Stock
February 9, 2023	$0.0750	$1,951	February 21, 2023	March 1, 2023
May 3, 2023	0.0750	1,958	May 20, 2023	May 31, 2023
August 3, 2022	0.0750	2,055	August 14, 2023	August 21, 2023

In the year ended December 31, 2022, the Company accrued Additional Dividends on its Preferred Stock of $0.5301 per share outstanding as of May 5, 2023, equal to $0.5 million in the aggregate, in respect of GRE's results of operations through December 31, 2022. The Company paid these Additional Dividends in May 2023.

On November 1, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the second quarter of 2023. The dividend will be paid on or about November 21, 2023 to stockholders of record as of the close of business on November 13, 2023.

The Delaware General Corporation Law allows companies to declare dividends out of “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets and total liabilities. The Company has elected to record dividends declared against accumulated deficit.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no purchases under this program in the three and nine months ended September 30, 2023 or in the three months ended September 30, 2022. In the nine months ended September 30, 2022, the Company acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. At September 30, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of September 30, 2023 and December 31, 2022, there were 2.9 million and 2.7 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost of  $22.5 million and $19.0 million, respectively, at a weighted average cost per share of $7.63 and $7.03, respectively.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the nine months ended September 30, 2023, the Company redeemed 235,294 shares of Preferred Stock under this program for an aggregate amount of $2.0 million.

On May 3, 2022, the Board of Directors authorized the redemption of $2.0 million of the Company's Preferred Stock during the second quarter of 2022, and on June 13, 2022 redeemed 235,294 Preferred Stock for an aggregate amount of $2.0 million.

On May 16, 2023, the Company's Board of Directors approved the redemption of all outstanding Preferred Stock on June 16, 2023 (the "Redemption Date") at the liquidation preference of $8.50 per share, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date. On the Redemption Date, the Company completed the redemption of 748,064 shares of Preferred Stock for an aggregate amount of $6.5 million and the related accrued dividends of $0.1349 per share equivalent to $0.1 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

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

As of September 30, 2023, there were no outstanding warrants to purchase shares of the Company's common stock.

Exercise of Stock Options

In May 2023, Howard S. Jonas exercised options to purchase 256,818 shares of Class B common stock through a cashless exercise and the Company issued 98,709 Class B common stock to Howard S. Jonas with the remaining 158,109 Class B Common used for payment of the exercise price or retained by the Company to satisfy withholding tax obligations in connection to the exercise of the options.

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

On March 8, 2021, the Board of Directors adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provides for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. on May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock.

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

As of September 30, 2023, there were approximately $1.7 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.0 years.

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

The Company had the option to purchase 100% of the issued and outstanding limited liability company interests of CCE for one dollar plus the forgiveness of $0.5 million that the Company loaned to CCE in October 2015. The option expired on October 22, 2023 without being exercised by the Company.

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(148)	$(336)	$(167)	$(700)
Aggregate funding (provided by) paid to the Company, net	$(12)	$(191)	$22	$(268)

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$261	$295
Trade accounts receivable	226	549
Prepaid expenses and other current assets	386	363
Other assets	360	359
Total assets	$1,233	$1,566
Liabilities and noncontrolling interests
Current liabilities	$598	$700
Due to IDT Energy	5,975	5,997
Noncontrolling interests	(5,340)	(5,131)
Total liabilities and noncontrolling interests	$1,233	$1,566

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported tax rate	25.7%	27.1%	25.4%	27.6%

The reported tax rates for the three and nine months ended September 30, 2023 decreased compared to the same periods in 2022. The decreases are mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,615	25,233	25,541	25,623
Effect of dilutive securities:
Stock options and warrants	56	695	49	508
Non-vested restricted Class B common stock	691	277	466	130
Diluted weighted-average number of shares	27,362	26,205	26,056	26,261

Unissued vested deferred stock units in three months ended September 30, 2023 pertain to the weighted average of restricted shares of the company's Class B common stock that the Company expects to issue related to satisfaction of 2022 market conditions (see Note 12 — Equity) to the vesting of certain outstanding options.

The following shares were excluded from the diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Shares underlying options	—	—	—	126
Non-vested deferred stock units	—	290	—	290

Stock options were excluded from the diluted earnings per share computation for the nine months ended September 30, 2022 because the exercise prices of the stock options were greater than the average market prices of the Company's stock during the period.

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market conditions for vesting of those deferred stock units were not met as of September 30, 2022.

Note 16—Related Party Transactions

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three and nine months ended September 30, 2023, the Company recognized minimal loss in connection with the investment. For the three and nine months ended September 30, 2022, the Company recognized unrealized loss on investment of minimal million and $0.9 million, respectively. At September 30, 2023, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.4 million.  The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Amount IDT charged the Company	$225	$276	$866	$1,075
Amount the Company charged IDT	$34	$34	$101	$101
Amount Rafael charged the Company	$—	$39	$—	$154

The following table presents the balance of receivables and payables to IDT and Rafael:

	September 30, 2023	December 31, 2022
	(in thousands)
Due to IDT	$144	$169
Due from IDT	$24	$34
Due to Rafael	$—	$—

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.5 million in 2022 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of September 30, 2023. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel and is due, together with the principal amount on or before December 31, 2023. In 2022, the Company extended an additional NIS 0.7 million (equivalent to $0.2 million) to Mr. Ohayon related to his share of operations of Petrocycle. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that it will not meet the expected results. Petrocycle provided full impairment of its property and equipment, the Ohayon Loan and advances to Mr. Ohayon for an aggregate amount of $2.1 million.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the three and nine months ended September 30, 2023 or 2022. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three and nine months ended September 30, 2023. The carrying value of the Company's investments in Atid was $0.1 million at December 31, 2022 included in other noncurrent assets in the consolidated balance sheets.

Note 17—Business Segment Information

The Company has two reportable business segments: GRE and Genie Renewables. Prior to the third quarter 2022, the Company had a third segment, GRE International. Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. GRE's REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. Genie Renewables designs, manufactures and distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended September 30, 2023
Revenues	$120,313	$4,736	$—	$125,049
Income (loss) from operations	21,998	(2,051)	(2,061)	17,886
Depreciation and amortization	83	12	—	95
Stock-based compensation	242	9	398	649
Provision for doubtful accounts receivables	350	—	—	350
Provision for (benefit from) income taxes	5,985	(318)	(649)	5,018

Three Months Ended September 30, 2022
Revenues	$79,917	$1,368	$—	$81,285
Income (loss) from operations	27,415	(1,503)	(2,374)	23,538
Depreciation and amortization	83	13	—	96
Stock-based compensation	238	—	475	713
Provision for (benefit from) income taxes	7,008	—	(526)	6,482

Nine Months Ended September 30, 2023
Revenues	$311,458	$12,329	$—	$323,787
Income (loss) from operations	56,862	(4,477)	(8,189)	44,196
Depreciation and amortization	248	38	—	286
Stock-based compensation	790	19	1,445	2,254
Provision for doubtful accounts receivables	1,722	—	—	1,722
Provision for (benefit from) income taxes	16,004	(1,107)	(1,946)	12,951

Nine Months Ended September 30, 2022
Revenues	$226,961	$7,189	$—	$234,150
Income (loss) from operations	72,004	(2,500)	(7,232)	62,272
Depreciation and amortization	253	35	—	288
Stock-based compensation	714	—	1,518	2,232
Provision for (benefit from) income taxes	18,546	—	(1,755)	16,791

Total assets for the business segments of the Company were as follows

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
September 30, 2023	$233,720	$25,506	$56,461	$315,687
December 31, 2022	191,839	12,191	73,585	277,615

The total assets of corporate segment includes total assets of discontinued operations of Orbit, Lumo Finland and Lumo Sweden with aggregate net book value of $41.5 million and $55.0 million at September 30, 2023 and December 31, 2022, respectively.

Note 18 — Commitments and Contingencies

Legal Proceedings

Illinois

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of September 30, 2023, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2023, Resident Energy's gross revenues from sales in Illinois were $13.5 million and $37.5 million, respectively. For the three and nine months ended September 30, 2022,  Resident Energy's gross revenues from sales in Illinois were $8.2 million and $22.6 million, respectively.

Other

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $170.4 million at September 30, 2023, of which $148.1 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2023 are expected to be paid as follows:

(in thousands)
Remainder of 2023	$50,374
2024	84,147
2025	33,579
2026	2,262
2027	—
Thereafter	—
Total payments	$170,362

In the three months ended September 30, 2023, the Company purchased $31.2 million and $2.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2023, the Company purchased $32.6 million and $13.7 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended September 30, 2022, the Company purchased $19.6 million and $4.2 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2022, the Company purchased $34.3 million and $15.7 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2023, GRE had commitments to purchase renewable energy credits of $22.3 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2023, GRE had aggregate performance bonds of $19.4 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2023, the Company was in compliance with such covenants. At September 30, 2023, restricted cash—short-term of $0.3 million and trade accounts receivable of $65.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $19.8 million at September 30, 2023.

Note 19—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date to December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2023, there are no letters of credit issued by JP Morgan Chase Bank. At September 30, 2023, the cash collateral of $3.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Note 21—Subsequent Event

Acquisition of Solar System Facilities

On November 3, 2023, the Company acquired from OCH Holding Company and Entrust Green Initiative Fund (“Sellers”), LLC, a 100% interest in ten special purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of  $7.5 million, including $1.0 million being held in escrow to be released to the Sellers upon satisfaction of the conditions set forth in the related purchase agreement.

On November 3, 2023, the Company also signed an agreement to purchase from the Sellers another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions.

The acquisitions will be accounted for as asset acquisitions under ASC 805, Business Combinations. The Company will provide details of the assets acquired in the Company’s Annual Report on Form 10-K for the year ending December 31, 2023.

Lumo Finland Administration

In October 2023, the Company received notice from the Lumo Administrators of recovery claims against (i) Lumo Sweden pertaining to the distribution of the proceeds related to Lumo Sweden's swap instruments, and (ii) the Company based on a guarantee provided to a third party. The Company disputes these claims, has engaged counsel and intends to vigorously defend against the claims. At this time, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

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

Genie Renewables holds a 95.5% interest in  Genie Solar, an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial customers as well as its own portfolio, a 92.8% interest in CityCom Solar, a marketer of alternative products and services complementary to our energy offerings, a 96.0% interest in Diversegy, an energy broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in manufacturing of solar panels, solar installation design and solar energy project management.

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

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.3 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. Net income from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.5 million and $25.9 million for the three months ended September 30, 2023 and 2022, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

In October 2023, we Company received notice from the Lumo Administrators of recovery claims against (i) Lumo Sweden pertaining to the distribution of the proceeds related to Lumo Sweden's swap instruments, and (ii) the Company based on a guarantee provided to a third party. We dispute these claims, have engaged counsel and intend to vigorously defend against the claims. At this time, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

Discontinued Operations in the United Kingdom

In 2021, the natural gas and energy market in the United Kingdom deteriorated which prompted us to suspend the then contemplated spin-off of our international operations and start the process of orderly withdrawal from the U.K. market. In October 2021, as part of the orderly exit process from the U.K. market, Orbit Energy Limited ("Orbit"), a REP that used to operate in the United Kingdom, and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell. A portion of the net cash proceeds was transferred to us (see Note 5, Discontinued Operations and Divestiture, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

We determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on our operations and accordingly, presents the results of operations and related cash flows as discontinued operations for all periods. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Coronavirus Disease (COVID-19)

Starting in the first quarter 2020, the world and the United States experienced the unprecedented impact of the coronavirus disease 2019 (COVID-19) pandemic.

The COVID-19 pandemic has impacted our business, however, as our service territories have reopened, we expect the impacts of the pandemic will be less severe than in 2020-2021, as was the case in the three and nine months ended September 30, 2023.

There are many uncertainties regarding the impact of the COVID-19 pandemic, and we are closely monitoring those impacts on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors and business partners. We cannot predict how COVID-19 pandemic may affect our results of operations, financial conditions and cash flows in the future.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 96.2% of our consolidated revenues for each of the three and nine months ended September 30, 2023, respectively and 98.3% and 96.9% of our consolidated revenues in the three and nine months ended September 30, 2022, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2023 the associated cost was approximately 0% of GRE revenue and approximately 1.2% for the three and six months ended September 30, 2022, respectively. At September 30, 2023, 85.7% of GRE’s net accounts receivable were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2023 and December 31, 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of September 30, 2023 or December 31, 2022).

	September 30, 2023	December 31, 2022
Customer A	21.9%	na	%
Customer C	11.7	10.2

na—less than10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended September 30, 2023 or 2022 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and six months ended September 30, 2023 or 2022):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Customer A	24.1%	na	%	17.4%	na	%
Customer B	na	11.6		na	na
Customer C	na	11.4		na	10.4

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

Three and Nine Months Ended September 30, 2023  Compared to Three and Nine Months Ended September 30, 2022

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Electricity	$114,002	$73,764	$40,238	54.5%	$268,688	$186,207	$82,481	44.3%
Natural gas	4,990	6,153	(1,163)	(18.9)	40,890	40,754	136	0.3
Others	1,321	—	1,321	nm	1,880	—	1,880	nm
Total revenues	120,313	79,917	40,396	50.5	311,458	226,961	84,497	37.2
Cost of revenues	79,484	36,689	42,795	116.6	200,613	108,148	92,465	85.5
Gross profit	40,829	43,228	(2,399)	(5.5)	110,845	118,813	(7,968)	(6.7)
Selling, general and administrative expenses	18,831	15,813	3,018	19.1	53,983	46,809	7,174	15.3
Income from operations	$21,998	$27,415	$(5,417)	(19.8)	$56,862	$72,004	$(15,142)	(21.0)%

Revenues. Electricity revenues increased by 54.5% in the three months ended September 30, 2023 compared to the same period in 2022. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the three months ended September 30, 2023 compared to the same period in 2022. Electricity consumption by GRE’s REPs' customers increased by 72.7% in the three months ended September 30, 2023, compared to the same period in 2022, reflecting a 53.2% increase in the average number of meters served and a 12.8% increase in average consumption per meter. The increase in meters served was driven by strong customer acquisitions during 2023 which had been reduced during 2022. The increase in per meter consumption is due to warmer weather in the three months ended September 30, 2023 compared to the same period in 2022. The average rate per kilowatt hour sold decreased 10.5% in the three months ended September 30, 2023 compared to the same period in 2022  due to a decrease in the average wholesale price of electricity.

Electricity revenues increased by 44.3% in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was due to increases in electricity consumption and the average price charged per kilowatt hour charged to customers in the nine months ended September 30, 2023 compared to the same period in 2022. Electricity consumption by GRE’s REPs' customers increased by 42.5% in the nine months ended September 30, 2023, compared to the same period in 2022. The increase in electricity consumption reflected a 38.0% increase in the average number of meters served and a 3.3% increase in average consumption per meter. The increase in meters served was driven by strong customer acquisition efforts during 2023. Electricity consumption per meter increased in the nine months ended September 30, 2023 due to warmer weather conditions in our service areas compared to the same period in 2022. The average rate per kilowatt hour sold increased 1.3% in the nine months ended September 30, 2023 compared to the same period in 2022 due to an increase in the wholesale price of electricity in the nine months ended September 30, 2023 compared to the same period in 2022.

GRE’s natural gas revenues decreased by 18.9% in the three months ended September 30, 2023 compared to the same period in 2022. The decrease was a result of a decrease in average revenue per therm sold partially offset by an increase in natural gas consumption. The average revenue per therm sold decreased by 21.0% in the three months ended September 30, 2023, compared to the same period in 2022. The decrease in revenue per therm was driven by an increase in the portion of the customer base consisting of commercial customers with fixed rates compared to customers with variable rates in the three months ended September 30, 2023 compared to the same period in 2022. Natural gas consumption by GRE’s REPs’ customers increased by 2.7% in the three months ended September 30, 2023 compared to the same period in 2022, reflecting a 5.2% increase in average meters served in the three months ended September 30, 2023 compared to the same period in 2022 partially offset by a 2.4% decrease in average consumption per meter.

GRE’s natural gas revenues increased by 0.3% in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was a result of an increase in average revenue per therm sold partially offset by a decrease in natural gas consumption. The average revenue per therm sold increased by 2.6% in the nine months ended September 30, 2023, compared to the same period in 2022 due to an increase in the wholesale price of natural gas in the nine months ended September 30, 2023 compared to the same period in 2022. Natural gas consumption by GRE’s REPs’ customers decreased by 2.2% in the nine months ended September 30, 2023 compared to the same period in 2022, reflecting a 13.5% decrease in average consumption per meter in the nine months ended September 30, 2023 compared to the same period in 2022, partially offset by 13.5% increase in average meters served. The increase in meters served was driven by a strong customer acquisition efforts during 2023.

Other revenues in the three and nine months ended September 30, 2023 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Meters at end of quarter:
Electricity customers	304	301	271	196	193
Natural gas customers	81	80	78	76	77
Total meters	385	381	349	272	270

Gross meter acquisitions in the three months ended September 30, 2023, were 60,000 compared to 33,000 for the same period in 2022. Gross meter acquisitions in the nine months ended September 30, 2023, were 264,000 compared to 112,000 for the same period in 2022. The increase in the gross meter acquisitions for the three and nine months ended September 30, 2023 compared to the same period in 2022 was due to a “strategic pause” on certain customer acquisition channels that started in the fourth quarter 2021 and continued through 2022. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels.

Meters served increased by 4,000 meters or 1.0% from June 30, 2023 to September 30, 2023. Meters served increased by 113,000 meters or 41.5% from December 31, 2022 to September 30, 2023. The increases in the number of meters served at September 30, 2023 compared to June 30, 2023 and December 31, 2022 was due to the resumption of customer acquisition activities in 2023 as discussed above.

In the three months ended September 30, 2023, average monthly churn slightly decreased to 4.4% compared to 4.7% for same period in 2022. In the nine months ended September 30, 2023, the average monthly churn slightly decreased to 4.4% compared to 4.5% for same period in 2022.

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

(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
RCEs at end of quarter:
Electricity customers	298	304	276	181	174
Natural gas customers	77	76	77	81	77
Total RCEs	375	380	353	262	251

RCEs at September 30, 2023 decreased 1.3% compared to June 30, 2023. RCEs increased by 43.1% at September 30, 2023 compared to December 31, 2022. The increase is due to the resumption of customer acquisition activities as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenues:
Electricity	$75,117	$33,997	$41,120	121.0	$166,206	$83,720	$82,486	98.5
Natural gas	3,327	2,692	635	23.6	32,858	24,428	8,430	34.5
Others	1,040	—	1,040	nm	1,549	—	1,549	nm
Total cost of revenues	$79,484	$36,689	$42,795	116.6	$200,613	$108,148	$92,465	85.5

	Three months ended September 30,			Nine months ended September 30,
(amounts in thousands)	2023	2022	Change	2023	2022	Change
Gross margin percentage:
Electricity	34.1%	53.9%	(19.8)	38.1%	55.0%	(16.9)
Natural gas	33.3	56.2	(22.9)	19.6	40.1	(20.4)
Others	21.3	—	21.3	17.6	—	17.6
Total gross margin percentage	33.9%	54.1%	(20.2)	35.6%	52.3%	(16.8)

Cost of revenues for electricity increased in the three months ended September 30, 2023 compared to the same period in 2022 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 27.9% in the three months ended September 30, 2023 compared to the same period in 2022 due to a rise in the wholesale price of electricity. The gross margin on electricity sales decreased in the three months ended September 30, 2023 compared to the same period in 2022 because the average unit cost of electricity increased while the average rate charged to customers decreased and due to the impact on the cost of revenues in 2022 related to the favorable results of hedges.

Cost of revenues for electricity increased in the nine months ended September 30, 2023 compared to the same period in 2022 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 39.3% in the nine months ended September 30, 2023 compared to the same period in 2022 due to a rise in the wholesale price of electricity. The gross margin on electricity sales decreased in the nine months ended September 30, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in average unit cost of electricity.

Cost of revenues for natural gas increased in the three months ended September 30, 2023 compared to the same period in 2022 primarily because of increases in the average unit cost of natural gas and the natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased by 20.4% per therm in the three months ended September 30, 2023 compared to the same period in 2022 to an increase in the wholesale price of natural gas. Gross margin on natural gas sales increased in the three months ended September 30, 2023 compared to the same period in 2022 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Cost of revenues for natural gas increased in the nine months ended September 30, 2023 compared to the same period in 2022 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 37.5% in the nine months ended September 30, 2023 compared to the same period in 2022 due to rise in the wholesale price of natural gas, particularly in the first quarter of 2023. Gross margin on natural gas sales decreased in the nine months ended September 30, 2023 compared to the same period in 2022 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses increased by 19.1% in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increases in marketing and customer acquisition costs, employee-related costs, POR program fees and processing fees. Marketing and customer acquisition expenses increased by $2.1 million in the three months ended September 30, 2023 compared to the same period in 2022 as a result of an increase in the number of meters acquired during 2023 period. Employee-related expenses increased by $0.4 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in the number of employees. POR program fees increased by $0.1 million in the three months ended September 30, 2023 compared to the same period in 2022 as a result of changes in rates implemented by several utilities. Processing and regulatory fees increased by $0.5 million in the three months ended September 30, 2023 compared to the same period in 2022 as a result of a higher level of activities from an increase in the number of meters. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 19.8% in the three months ended September 30, 2022 to 15.7% in the three months ended September 30, 2023.

Selling, general and administrative expenses increased by 15.3% in the nine months ended September 30, 2023 compared to the same period in 2022 due to increases in marketing and customer acquisition costs, processing and regulatory fees, POR processing and employee-related costs. Marketing and customer acquisition expenses increased by $5.6 million in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of an increase in the number of meters acquired. Bad debt and POR processing and regulatory fees increased by $0.2 million in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of changes in rates implemented by several utilities. Processing and regulatory fees increased by $0.8 million in the three months ended September 30, 2023 compared to the same period in 2022 as a result of a higher level of activities from an increase in the number of meters. Employee-related expenses increased by $0.4 million in the nine months ended September 30, 2023 compared to the same period in 2022. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 20.6% in the nine months ended September 30, 2022 to 17.3% in the nine months ended September 30, 2023.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar, Diversegy and Prism. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial customers as well as its own portfolio. CityCom Solar is a marketer of alternative products and services complementary to our energy offerings. Diversegy provides energy brokerage and advisory services to commercial customers. Prism provides solar and manufacturing of solar panels, solar installation design and solar energy project management.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Revenues	$4,736	$1,368	$3,368	246.2%	$12,329	$7,189	$5,140	71.5
Cost of revenue	4,483	1,453	3,030	208.5	10,598	5,934	4,664	78.6
Gross profit (loss)	253	(85)	338	(397.6)	1,731	1,255	476	37.9
Selling, general and administrative expenses	2,304	1,418	886	62.5	6,208	3,755	2,453	65.3
Loss from operations	$(2,051)	$(1,503)	$548	36.5	$(4,477)	$(2,500)	$(1,977)	79.1

Revenue. Genie Renewables' revenues increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increases in revenues were the result of increases in revenues from commissions from selling third-party products to customers by CityCom Solar and revenues from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses in the first quarter of 2023.

Cost of Revenues. The variations in the cost of revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are consistent with the variations in revenues of CityCom Solar and Diversegy. In the third quarter of 2023, we recorded a $0.8 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees and warehousing costs at Genie Solar.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
General and administrative expenses and loss from operations	$(2,061)	$(2,374)	$313	(13.2)%	$(8,189)	$(7,232)	$(957)	(13.2)

Corporate general and administrative expenses decreased in the three and nine months ended September 30, 2023 compared to the same period in 2022, primarily because of a decrease in employee related cost. As a percentage of our consolidated revenues, Corporate general and administrative decreased to 1.6% in the three months ended September 30, 2023 from 2.9% in the three months ended September 30, 2022 and decreased to 2.5% in the nine months ended September 30, 2023 from 3.1% in the nine months ended September 30, 2023.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million and $0.7 million in the three months ended September 30, 2023 and 2022, respectively and $2.3 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $1.7 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%	2023	2022	$	%
Income from operations	$17,886	$23,538	$(5,652)	(24.0)%	$44,196	$62,272	$(18,076)	(29.0)%
Interest income	1,331	194	1,137	nm	3,313	259	3,054	nm
Interest expense	(27)	(33)	6	18.2	(75)	(135)	60	44.4
Other (loss) income, net	(4)	156	(160)	102.6	3,137	(712)	3,849	(540.6)
Gain (loss) on marketable equity securities and investments	334	57	277	(486.0)	385	(742)	1,127	(151.9)
Provision for benefit from income taxes	(5,018)	(6,482)	1,464	22.6	(12,951)	(16,791)	3,840	22.9
Net income from continuing operations	14,502	17,430	(2,928)	(16.8)	38,005	44,151	(6,146)	(13.9)
(Loss) income from discontinued operations, net of tax	(304)	(1,459)	1,155	(79.2)	5,923	25,929	(20,006)	(77.2)
Net income	14,198	15,971	(1,773)	(11.1)	43,928	70,080	(26,152)	37.3
Net loss attributable to noncontrolling interests	(261)	(2,797)	2,536	(90.7)	(118)	(1,056)	938	(88.8)
Net income attributable to Genie Energy Ltd.	$14,459	$18,768	$(4,309)	(23.0)%	$44,046	$71,136	$(27,090)	38.1

nm—not meaningful

Interest income.  Interest income increased in the three  and nine months ended September 30, 2023, compared to the same period in 2022 primarily due to increases in average cash and cash equivalents during the period and significant increases in average effective interest rates on those balances.

Other (Loss) Income, net.  Other (loss) income, net in the three months ended September 30, 2023 and 2022 and in the nine months ended September 30, 2023 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other (loss) income, net in the nine months ended September 30, 2023 consisted primarily of on-time tax credit related to payroll taxes incurred in prior years.

Provision for Income Taxes. The change in the reported tax rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022, is the result of changes in the mix of jurisdictions in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to a decrease in the share of noncontrolling interest in the net income of Lumo Sweden and Lumo Finland as well as a decrease in losses incurred by Citizens Choice Energy.

Gain (loss) on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and nine months ended September 30, 2023 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020. As discussed above, we sold a large portion of our holdings in the common stock of Rafael in the first quarter of 2023.

(Loss) income from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three months ended September 30, 2023 is mainly related to foreign exchange differences in Lumo Sweden during the period. Gain from discontinued operations, net of tax in nine months ended September 30, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden. Income from discontinued operations, net of tax in the three and nine months ended September 30, 2022 is mainly due to result of operations of Lumo Finland and Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $139.8 million balance of unrestricted cash and cash equivalents that we held at September 30, 2023 will be sufficient to meet our anticipated cash requirements for at least the period to November 8, 2024.

At September 30, 2023, we had working capital (current assets less current liabilities) of $164.5 million.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows provided by (used in):
Operating activities	$32,561	$44,948
Investing activities	(749)	(3,844)
Financing activities	(12,515)	(14,717)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	(15)
Increase in cash, cash equivalents and restricted cash of continuing operations	19,358	26,372
Cash flows provided by (used in) discontinued operations	22,039	(35,791)
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,397	$(9,419)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $32.6 million in the nine months ended September 30, 2023 compared to  $44.9 million in the nine months ended September 30, 2022. The decrease is primarily the fluctuation in the results of operations in the nine months ended September 30, 2023 compared to the same period in 2022.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $5.5 million for the nine months ended September 30, 2023, compared to the same period in 2022.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2023, we were in compliance with such covenants. At September 30, 2023, restricted cash—short-term of $0.3 million and trade accounts receivable of $65.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $19.8 million at September 30, 2023.

We had purchase commitments of $170.4 million at September 30, 2023, of which $148.1 million was for purchases of electricity.

Investing Activities

Our capital expenditures decreased by $0.2 million to $0.9 million for the nine months ended September 30, 2023 compared to the same period in 2022. The capital expenditures are mainly for the construction of solar projects at Genie Solar. In the third quarter of 2023, we transferred $4.3 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2023 will be between $6.0 to $10.00 million mostly related to the solar projects of Genie Renewables.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company and a related party. In the nine months ended September 30, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. In the nine months ended September 30, 2023, we acquired 150,001 shares of our Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At September 30, 2023, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.4 million.

In the nine months ended September 30, 2023, we invested $4.6 million to purchase the common stock of a publicly traded company which we sold for $3.9 million during the same period.

In the nine months ended September 30, 2023, we invested $4.4 million to purchase investments in total return swap which we sold for $5.5 million during the same period.

In March 2023, the Company received $0.1 million from Atid 613 Drilling Ltd. ("Atid 613") for the full settlement of its investment in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the nine months ended September 30, 2023.

In the nine months ended September 30, 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $0.6 million.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at September 30, 2023) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a preoperating entity engaged in the development of a process to recycle used engine oil into usable gasoline.  The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that the current operations will not meet the expected results. Petrocycle fully impaired its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

In the fourth quarter of 2021, Orbit transferred to GEIC a net amount of $49.7 million from the proceeds of the settlement of the contract with Shell which is included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2021. In January 2022, we transferred $21.5 million to the Administrators of Orbit to fund the settlement of the expected remaining liabilities of Orbit of $30.8 million, which were included in the current liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2021. In February 2022, we deposited $28.3 million into an attorney trust account to hold, preserve, and dispense funds to the extent needed in connection with the administration process. On February 24, 2022, the Administrators filed a petition under Chapter 15 of the U.S. Bankruptcy Code with the Bankruptcy Court of the Southern District of New York seeking (i) recognition of the U.K. administration proceeding as a foreign main proceeding and the U.K. Administrators as its foreign representatives, and (ii) entrusting distribution of the funds the Company deposited into its attorney’s trust fund to the U.K. Administrators. In the second quarter of 2022, the Administrators filed an application to transfer the funds back to the Administrators’ control in the United Kingdom. Subject to certain representations and expectations regarding use and application of the funds to efficiently and expeditiously pay off creditors and bring a timely close to the insolvency administration, we decided not to oppose the application, and the Court transferred the $28.3 million to the Administrator. In the nine months ended September 30, 2023 and 2022, the Administrator paid the Company a partial return of its interest in Orbit of £2.0 million (equivalent to $2.6 million on the dates of the transfer) and £4.6 million (equivalent to $5.4 million the dates of the transfer), respectively. We believe that the funds are more than sufficient to pay any remaining creditors of Orbit (with any surplus, which we expect to be significant, to be returned to us).

Financing Activities

In the nine months ended September 30, 2023 and 2022, we paid dividends of $0.225 per share to stockholders of our Class A common stock and Class B common stock. The Company paid common stock dividends in an aggregate amount of $6.0 million and $5.8 million in the nine months ended September 30, 2023 and 2022, respectively. On November 1, 2023 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 21, 2023 to stockholders of record as of the close of business on November 13, 2023.

In the nine months ended September 30, 2023, we paid Base Dividends of $0.1594 per share of our 2012-A Preferred Stock or Preferred Stock. In the year ended December 31, 2022, the Company accrued Additional Dividends on its Preferred Stock of $0.5301 per share on its Preferred Stock in respect of GRE's results of operations through December 31, 2022, which the Company paid on May 15, 2023 for stockholders of record as of May 5, 2023. In the nine months ended September 30, 2022, we paid Base Dividends of $0.3188 per share of our 2012-A Preferred Stock or Preferred Stock. We paid $0.9 million and $0.8 million in the nine months ended September 30, 2023 and 2022, respectively.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. There were no repurchases under this program in the three and nine months ended September 30, 2023 In the nine months ended September 30, 2022, we acquired 639,393 Class B common stock under the stock purchase program for an aggregate amount of $4.4 million. At September 30, 2023, 4.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the nine months ended September 30, 2023, the Company redeemed 253,294 shares of Preferred Stock under the stock purchase program for an aggregate amount of $2.0 million.

On May 16, 2023, our Board of Directors approved the redemption of all outstanding Preferred Stock on June 16, 2023 (the "Redemption Date") at the liquidation preference of $8.50 per share, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date. On the Redemption Date, we completed the redemption of 748,064 shares of Preferred Stock for an aggregate amount of $6.5 million and the related accrued dividends of $0.1349 per share equivalent to $0.1 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

On May 3, 2022, our Board of Directors authorized the redemption of $2.0 million of our Preferred Stock during the second quarter of 2022, and on June 13, 2022, redeemed 235, 294 Preferred Stock for an aggregate amount of $2.0 million.

In June 2023, several holders of warrants exercised warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

In the nine months ended September 30, 2023, we paid $2.3 million to repurchase our Class B common stock of our Class B common stock tendered by our employees and an officer to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On December 27, 2022, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2023. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2023, there is no issued letter of credit from the Credit Line. At September 30, 2023, the cash collateral of $3.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2023, the Company had outstanding aggregate performance bonds of $19.4 million and a minimal amount of unused letters of credit.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2023 had remained the same as in the three months ended September 30, 2022, our gross profit from electricity and natural gas sales would have increased by $29.8 million and $1.9 million, respectively. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2023 had remained the same as in the nine months ended September 30, 2022, our gross profit from electricity and natural gas sales would have increased by $43.5 million and $7.9 million, respectively.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $4.5 million and $21.6 million for the three and nine months ended September 30, 2023, respectively, and gains of $35.0 million and $102.1 million in the three and nine months ended September 30, 2022 from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the third quarter of 2023:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2023	—		$—	—	4,668,973
August 1–31, 2023	64,872	(2)	13.30	—	4,668,973
September 1–30, 2023	—		—	—	4,668,973
Total	64,872		$13.30	—

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

Item 3.         Defaults upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.       Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 8, 2023	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 8, 2023	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

