Form 10-K
period 2023-12-31
Genie Energy Ltd.
filed 2024-03-14
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023,

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $14.14 per share, as reported on the New York Stock Exchange, was approximately $306.6 million.

As of March 13, 2024, the registrant had outstanding 25,785,839 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,992,970 shares of Class B common stock held in treasury by Genie Energy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held May 8, 2024, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is end-to-end provider of energy services. We manage our business and report results through two reporting segments.

  Genie Retail Energy (“GRE”) supplies electricity and natural gas to residential and small business customers through retail energy providers ("REPs") operating in certain deregulated markets within the United States; and
  Genie Renewables includes the following three lines of businesses:
    Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial ("C&I") customers as well as its own portfolio;
    CityCom Solar (“CityCom”) marketer of community solar energy solutions; and
    Diversegy LLC (“Diversegy”) provides energy brokerage and advisory services to C&I customers.

The Company through its wholly-owned subsidiary, Genie Energy International Corporation (“GEIC”), owns 100% of Genie Retail Energy, Inc. and 95.5% of Genie Energy Services, LLC (“GES”). GES holds our interest in the entities comprising the Genie Renewables segment. In March 2021, the Company renamed the GES segment to Genie Renewables. In the third quarter of 2022, the Company ceased to operate a former segment, GRE International (“GREI”). Certain GREI's assets and liabilities and operations were classified as discontinued operations and the segment's remaining assets and liabilities were combined with corporate.

GRE owns and operates REPs, including IDT Energy, Inc. (“IDT Energy”), Residents Energy, LLC (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, “TSE”), Southern Federal Power (“SFP”) and Mirabito Natural Gas, ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business and small commercial customers. The majority of GRE's REPs' customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

Genie Renewables consists of our 95.5% interest in Genie Solar, an integrated solar energy company, our 92.8% interest in CityCom Solar, a marketer of community solar and other sales solutions and 91.5% interest in Diversegy, an energy broker.

Genie Solar holds our 80.0% interest in Sunlight Energy, a solar energy developer and operator and our 60.0% interest in Prism Solar Technologies (“Prism”) which designs and manufactures specialized solar panels.

DISCONTINUED OPERATIONS IN UNITED KINGDOM, FINLAND AND SWEDEN

Previously, the company had a third segment, GREI, which supplied electricity and natural gas to residential and small business customers in certain markets in Europe. The comp any operated Orbit Energy Limited ("Orbit”), which operated in the United Kingdom, Lumo Energia Oyj (“Lumo Finland”) which operated in Finland and Lumo Energi AB (“Lumo Sweden”) which operated in Sweden.

On November 29, 2021, Orbit was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to third-party Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Administrators. The accounts of Orbit were consolidated with those of the Company effective November 28, 2023.

In the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj (“Lumo Finland”) and Lumo Energi AB (“Lumo Sweden”). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the “Lumo Administrators”). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which the Company retains its ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

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

We make available free of charge through the investor relations page of our web site (http://genie.com/investors/sec-filings/) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity securities as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted a Code of Business Conduct and Ethics for all of our employees, including our principal executive officer and principal financial officer. Copies of our Code of Business Conduct and Ethics are available on our web site.

No portion of our web site (https://genie.com), including the various pages thereof (e.g. the investor relations pages and the materials available thereon) and the information contained therein or incorporated therein are incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

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

In October 2018, we acquired a 60.0% interest in Prism, a solar solutions company that is engaged in U.S.-based manufacturing of solar panels, solar installation design and project management.

In July 2019, we launched our Southern Federal Power REP and entered the energy supply market in Texas.

In 2022, Genie Solar began to focus on developing utility scale solar projects that it will own and separate.

In July 2022, we established Sunlight Energy, an investment vehicle to finance ownership of Genie Renewable-originated solar generation projects and projects developed by third parties.

In December 2022, Genie Solar obtained the notice to proceed for its first company-owned project, a 4-megawatt, or MW community solar firm in upstate New York.

In November 2023, we acquired a portfolio of ten operating solar system facilities in Ohio and Michigan and agreed to purchase an additional solar system facility in Indiana from the same owners, subject to the satisfaction of certain closing conditions, which were met in February 2024.

RECENT DEVELOPMENTS

In April 2023, Genie Solar broke ground on its first company-owned solar generation project in Upstate New York.

In June 2023, we announced the redemption of all remaining outstanding shares of our Series A 2012 Preferred Stock.

In July 2023, Genie Solar announced that it had achieved notice to proceed (NTP) on its second company owned project, a 6.25 MW array also in Upstate New York.

DIVIDENDS

We pay a quarterly dividend on our Class A and Class B common stock and, prior to redemption of all outstanding shares of our Series 2012-A Preferred Stock (the “Preferred Stock”), on our Preferred Stock.

The aggregate dividends paid in the year ended December 31, 2023 on our  Class A and Class B common stock (the “Common Stock”) was $8.0 million, as follows:

●	On March 1, 2023, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the fourth quarter of 2022 to stockholders of record at the close of business on February 21, 2023.

●	On May 30, 2023, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the first quarter of 2023 to stockholders of record at the close of business on May 19, 2023.

●	On August 21, 2023, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the second quarter of 2023 to stockholders of record at the close of business on August 14, 2023.

●	On November 21, 2023, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the third quarter of 2023 to stockholders of record as of the close of business on November 13, 2023.

On February 28, 2024, we paid a quarterly dividend of $0.075 per share on our Common Stock for the fourth quarter of 2023 to stockholders of record as of the close of business on February 20, 2024.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning, in the second quarter of 2022, up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share.  In 2023 and 2022, we redeemed 983,385 and 1,339,341 shares of Preferred Stock, respectively, at the liquidation preference of $8.50 for an aggregate amount of $8.4 million and $ 11.4 million, respectively.

Prior to redemption of all outstanding shares of Preferred Stock, we paid a quarterly dividend on our Preferred Stock. The aggregate dividend paid in the year ended December 31, 2023 on our Preferred Stock was $0.9 million, as follows:

●

On February 15, 2023, we paid a quarterly Base Dividend of $0.1594 per share on our Preferred Stock for the fourth quarter of 2022 to stockholders of record at the close of business on February 7, 2023.

●

On May 15, 2023, we paid a quarterly Base Dividend of $0.1594 per share plus Additional Dividends of $0.5301 per share on the outstanding shares of Preferred Stock for the first a quarter of 2023 to stockholders of record at the close of business on May 5, 2023.

On December 31, 2022, we accrued Additional Dividends of $0.5301 per share on our Preferred Stock, equal to an aggregate of $0.5 million. The accrual was made in light of the performance of GRE through December 31, 2022. and was paid on May 15, 2023.

BUSINESS

Genie Retail Energy

Overview

GRE is comprised of REPs and related businesses. GRE’s REP businesses acquire residential and business electricity and natural gas customers in deregulated markets in the United States. GRE purchases electricity and natural gas on the wholesale markets and resells these commodities to GRE's REPs' customers. The positive difference between the net sales price of electricity and natural gas sold to its customers and the cost of their electricity and natural gas supplies and related costs are the REP businesses’ gross profits.

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

Historically, GRE has expanded its REP businesses through organic growth of its REPs – adding new customers through customer acquisition programs at a rate faster than customers lost through attrition or churn – as well as through acquisitions of other REPs and books of business. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and municipal aggregation through a competitive bidding for exclusive contracts awarded by certain municipalities, where authorized by state laws. These municipal aggregation contracts award participating residents’ electricity supply to a single supplier at a fixed price that is typically established through a competitive bidding process.

GRE evaluates its customer base both in terms of the numbers of commodity meters served and the number of Residential Customer Equivalents ("RCEs") represented by these meters. An RCE is a unit of measure denoting the typical annual commodity consumption of a single-family residential customer. One RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity.

Customer churn is a significant factor in the REP business. GRE's REPs' monthly churn rates average between four and seven percent per month. Customer churn tends to decrease when commodity prices fall, when weather-driven consumption decreases, when the price to REP customers decreases relative to competitors including the incumbent utility provider, or when the REPs incentivize customer tenure. Customer churn tends to increase when commodity prices rise, when weather driven consumption increases or spikes, or when the price to REP customers increases relative to the prices charged by competitors including incumbent utility providers. Newly acquired customers typically have higher rates of churn than longer-tenured customers. Expiration of municipal aggregation deals also impacts churn as the customers are moved to the new supplier.

GRE’s revenue represented approximately 95.6% and 96.3% of our total consolidated revenue in 2023 and 2022, respectively. In 2023, GRE generated revenue of $409.9 million comprised of $350.8 million from sales of electricity and $56.0 million from sales of natural gas, as compared with revenue of $304.0 million in 2022, comprised of $241.8 million from the sales of electricity and $62.1 million from the sales of natural gas. GRE's electricity sales as a percentage of total sales have increased in recent years as our sales channels have acquired more electric customers than gas customers. The change in the electric and natural gas proportions is due to the Company's expansion and growth in states where only electricity has been deregulated such as Massachusetts and Texas.

GRE’s REP revenue is seasonal. Approximately 48.1% and 39.7% of our natural gas revenues in 2023 and 2022, respectively, were generated during the first quarter, when the demand for heating in our service areas tends to be highest. Although the demand for electricity is not as seasonal as natural gas, approximately 32.5% and 30.5% of total revenues from electricity sales in 2023 and 2022, respectively, were generated in the third quarter when the demand for cooling in our service areas tends to be highest.

Severe and unusual weather patterns can significantly impact GRE’s financial results. Examples, a polar vortex that impacted the northeast in the first quarter of 2014 and WinterStorm Uri that impacted Texas in the first quarter of 2021.

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

As of December 31, 2023, GRE serviced 361,000 meters (279,000 electric and 82,000 natural gas), compared to 275,000 meters (196,000 electric and 79,000 natural gas) as of December 31, 2022. As of December 31, 2023, GRE has 350,000 RCEs (272,000 electric and 78,000 natural gas), compared to 262,000 RCEs (181,000 electric and 81,000 natural gas) as of December 31, 2022.

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

As of December 31, 2023, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas, and in some states, where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Some competitors in certain REP markets have engaged in unfair business practices in order to recruit new customers. These practices can create an unfavorable impression about our industry with consumers, regulators or political bodies. Further, such practices can lead to regulatory action that negatively impact us and the industry.

Marketing

The services of GRE’s REPs - IDT Energy, Residents Energy, TSE, SFP and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include variable rate programs whose prices change month-to-month, fixed contracts whose unit price remains the same for the agreed upon term and renewable contracts. A significant portion of our customer base is enrolled in variable rate products, which enable us to adjust the rates we charge to our customers. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2023, customers on variable rate products constituted approximately 43.5% of our consolidated revenue. The balance comprised customers on fixed rate agreements.

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

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. In exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are preferred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. Over the course of 2023, the associated cost was approximately 0.9% of GRE's revenue. At December 31, 2023, 84.4% of GRE’s net accounts receivable were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C., Massachusetts and Maryland offer POR programs, without recourse. These programs permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs. After a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire, Ohio and Rhode Island do not offer POR, but they do offer consolidated billing. In Florida and Texas, there are no POR programs.

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

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at the market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2023, the Company was in compliance with such covenants.

GRE is required to meet certain minimum green energy supply criteria in many of the markets in which it operates. We meet those thresholds by acquiring renewable energy certificates, or RECs. In addition, GRE offers green or other renewable energy products to its customers in all of the territories in which we operate. GRE acquires green renewable energy conversion rights or attributes and RECs to satisfy the load requirements for these customers.

GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. For their natural gas supply, GRE’s REPs currently contract with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services. For electricity supply, they utilize the New York Independent System Operator, Inc., or NYISO, and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania, Maryland and Illinois) and the District of Columbia. In Texas, SFP acquires power through the Electric Reliability Council of Texas (ERCOT).

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

As of December 31, 2023, GRE’s REPs operate in Washington D.C., New York, Pennsylvania, New Jersey, Maryland, Illinois, Indiana, Ohio, Michigan, New Hampshire, Rhode Island, Connecticut, Florida, Massachusetts, Delaware, Maine, Texas and Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

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

Broader state programs impact other sectors as well, such as the District of Columbia's Clean Energy DC Omnibus Act and cross-sector GHG reduction plans. Maryland expects to meet and exceed the mandate set in the Greenhouse Gas Emissions Reduction Act to reduce statewide GHG emissions 40% (from 2006 levels) by 2030, and the state’s Climate Solutions Now Act of 2022 further updates requirements with a proposal to reduce emissions 60% (from 2006 levels) by 2031. New Jersey accelerated its goals through Executive Order 274, which establishes an interim goal of 50% reductions below 2006 levels by 2030 and affirms its goal of achieving 80% reductions by 2050 and includes programs to drive greater amounts of electrified transportation. Delaware's Climate Change Solutions Act established in August 2023 sets a statewide GHG emissions reduction goal of 50% by January 1, 2030 and a net-zero GHG emissions goal by January 1, 2050, on a net basis as compared to a 2005 baseline. Illinois’ climate bill, Clean Energy Jobs Act, establishes decarbonization requirements for the state to transition to 100% clean energy by 2050 and supports programs to improve energy efficiency, manage energy demand, attract clean energy investment and accelerate job creation.

The Company cannot predict the nature of future regulations or how such regulations might impact its future operations.

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

Employees

As of March 1, 2024, GRE employed 159 employees, 64 of whom are located in the Jamestown, New York office, 60 of whom are located in our New Jersey office, 20 of whom are located in our Arizona office and 15 of whom are located in Texas with SFP.

Genie Renewables

Overview

Genie Renewables is comprised of businesses that market and provide renewable and other energy solutions. Genie Renewables currently consists of (i) our 95.5% interest in Genie Solar, (ii) our 92.8% interest in CityCom, and (iii) our 91.5% interest in Diversegy.

Genie Solar is a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. Our goal is to offer a clean electriﬁcation ecosystem for our customers and stakeholders leveraging best-in-class technology and operations. We utilize in-house expertise to source, develop, build and provide operations and maintenance services for our assets. Genie Solar holds our 80.0% interest in Sunlight Energy, a solar energy developer and operator and our 60.0% interest in Prism which designs and manufactures specialized solar panels.

CityCom Solar operates as a customer acquisition solution for the rapidly expanding community solar industry, as well as other products and services.

Diversegy is a commercial energy broker and advisor to industrial, commercial and municipal customers across deregulated energy markets in the U.S. It also offers ancillary energy services in both deregulated and regulated state markets.

Market

Genie Solar and CityCom Solar are primarily engaged in different business areas within the solar industry.

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. Demand for renewable energy has accelerated recently with the renewable targets and decarbonization goals across all industry segments, including the public sector, the private sector and residential customers.

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

Diversegy competes for industrial, commercial and municipal customers in markets across the United States.

Business Operations

Genie Solar is a developer, owner and operator of large-scale roof, ground and carport-based PV and energy storage systems, serving commercial and industrial, public sector and community solar customers. Genie Solar holds our 80.0% interest in Sunlight Energy, a solar energy developer and operator and our 60.0% interest in Prism which designs and manufactures specialized solar panels.

Genie Solar targets projects with attractive return characteristics that are usually in the 1-15 MW range. Projects are either Distributed Generation (DG) where the power is used by customers in a defined proximity to the project or “behind the meter” where the power is consumed by a customer on the same premise as the project.

Our current portfolio consists of an 9.4 MW operating portfolio of projects in Ohio and Michigan, ~10 MW of community Solar projects in NY that are at the construction phase 6 MW of projects in permitting and an additional 72MW of projects under site control.

In 2023, Genie Solar accounted for 1.0% and 23.8% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

CityCom Solar operates as a customer acquisition solution for the rapidly expanding community solar industry, as well as other products and services.

In 2023, CityCom Solar accounted for 1.6% and 36.9% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

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

In 2023, Diversegy accounted for 1.7% and 39.3% of our consolidated revenue and Genie Renewables segment's revenue, respectively.

Regulations

On May 23, 2023, the EPA published in the Federal Register proposed new source performance standards under Clean Air Act (CAA) section 111(b) that would establish standards of performance for emissions of greenhouse gases (expressed as carbon dioxide (CO2)) for newly constructed, modified, and reconstructed fossil fuel-fired electric utility steam generating units and fossil fuel-fired stationary combustion turbines. On that same day, in a separate rulemaking under CAA section 111(d), the EPA published proposed emission guidelines for states to use in developing plans to limit CO2 emissions from existing fossil fuel-fired electric generating units and certain large existing stationary combustion turbines.

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

Government Incentives

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

On August 16, 2023, the Inflation Reduction Act (IRA) was enacted. The IRA extended the ITC through December 31, 2025, for solar, wind, geothermal, biogas, combined heat and power ("CHP") facilities, and microgrid projects that begin construction before December 31, 2025. The IRA established a Federal ITC level of 30.0 % for all projects that meet Prevailing Wage and Apprenticeship standards as well as additional 10.0% - 20.0% credits for projects that meet certain domestic materials requirements, placement within an energy community or placement within an environmental justice area. The IRA also allows for interconnection costs within qualified ITC costs and extends the Federal ITC for eligible costs associated with standalone energy storage.

Many states offer a personal and/or corporate investment or production tax credit for renewable energy facilities, which is additive to the Federal ITC. Further, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy facilities that include exemptions, exclusions, abatements and credits. Many renewable energy facilities in the U.S. have been financed with a tax equity financing structure, whereby the tax equity investor is a member holding equity in the limited liability company that directly or indirectly owns the solar generation facility or wind power plant and receives the benefits of various tax credits. Additionally, Solar Development often benefits from state incentives that may provide valuable Renewable Energy Certificates, cash refunds and/or guaranteed revenue per unit of electricity produced by utility scale solar projects like community solar.

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

Marketing

Genie Solar markets its solar energy oﬀerings through a scalable sales organization and intermediaries that connect clients and developers directly to the company. We also generate sales volume through client and partner referrals. We believe that is necessary to maintain a customer-centric approach that optimizes the customer and other stakeholder experience to maintain relationships with developers that can lead to repeat projects.

CityCom markets its services directly to community solar operators as well as other service providers. The company leverages in-house business development professionals as well as marketing and referral services.

Diversegy markets its services through its in-house sales team comprised of experienced sales representatives and recruiting independent sales agents and brokers with existing books of business. To attract new clients directly, Diversegy utilizes customer marketing campaigns focused on propriety pricing software. It recruits affinity groups, associations and organizations in specific market verticals for cross-sell opportunities. Diversegy is well-positioned to increase market share by leveraging its custom energy software, energy market expertise and strong agent support.

Competition

In the solar energy space, the market for customer and attractive projects is highly competitive and continually evolving. In the last year, we faced increased competition, resulting in price reductions in the market and reduced margins, which may continue and could lead to loss of market share.

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

Employees

As of March 1, 2024, Genie Renewables employed 26 employees, 25 of whom are located in our New Jersey office and 1 of whom is in our Arizona office.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act (CAA),” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating units (EGU). Subsequently, the EPA released its final Clean Power Plan (CPP) regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized state regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the Washington D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the affordable clean energy (ACE) rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the Washington D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. The D.C. Circuit decision is subject to legal challenge. Depending on the outcomes of further appeals and how any final rules are ultimately implemented, the future cost of compliance may be material. On May 23, 2023, the EPA proposed significantly revising the manner in which new and existing Electric Generating Units’ GHG emissions should be regulated including using hydrogen as a fuel, capturing and storing/sequestering CO2 and requiring new units to be more efficient. The EPA has stated that it intends to finalize these revisions in 2024. The Company expects that the final rule will be challenged in the courts and accordingly uncertain over the next several years.

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

Many states in which we operate have state and regional programs to reduce GHG emissions and renewable and other portfolio standards, which impact the power sector and other sectors as well. A total of 25 states and the District of Columbia have 100% clean energy targets, deep GHG reductions, or both, encompassing 53% of U.S residential electricity customers.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of March 1, 2024, we had a total of 198 employees, of which 192 were full-time employees.

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

We are committed to diversity and inclusion in the workforce including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by us and is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

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

Item 1A. Risk Factors.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition and intellectual property. The trading price of our Class B common stock could decline due to any of these risks.

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

Increasing our market share depends in part on our ability to persuade more customers to switch to GRE’s services than those that churn from us to other providers or back to the local utility. Moreover, local utilities and some REPs may have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to GRE’s REPs requires significant marketing and sales operations. As we enter new international markets, we will face additional competitive environments. If GRE is not successful in convincing customers to switch both domestically and internationally, our REP businesses, results of operations and financial condition will all be adversely affected.

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

For example, on April 16, 2021, the New York Public Service Commission (“PSC”) issued an order limiting the types of services energy retailer marketers may offer new customers or renewals, in terms of pricing for non-renewable commodities and renewable product offerings (the “2021 Orders”). Such compliance could impact customer acquisition and renewal revenue and profitability. The Company is working to ensure that its products and services are fully compatible with the 2021 Orders. As of December 31, 2023, New York represented 16.1% of GRE’s total meters served and 15.0% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2023 and 2022, gross revenue from New York was $66.0 million and $63.5 million, respectively.

In Maryland, the legislature is currently considering companion bills (SB0001 and HB0267) calling for changes to be made to the retail energy marketplace, including among other things, restrictions and limitations on customer pricing, fees and contract renewals, licensing requirements for sales agents, and the modification of certain billing and collection arrangements between REPs and the utility. As of December 31, 2023, Maryland represented 3.2% of GRE’s total meters served and 2.5% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2023 and 2022, gross revenue from Maryland was $9.7 million and $10.9 million, respectively.

In Massachusetts, the legislature is also considering a new bill (H.3155) calling for various changes to be made to the retail energy marketplace, including, among other things, significant bonding requirements, additional training and regulation of customer acquisition standards and practices, creation of an oversight agency and a publicly available complaint database to monitor REP compliance, restrictions on supplying low-income customers, and prohibition on early termination fees. As of December 31, 2023, Massachusetts represented 10.9% of GRE’s total meters served and 8.9% of the total RCE of GRE’s customer base. For the years ended December 31, 2023 and 2022, gross revenue from Massachusetts was $60.4 million and $54.6 million, respectively.

Although the Company is participating in industry groups and lobbying to minimize against adverse legislation, such legislation could have a material impact on the Company’s ability to sell and market energy supply in those states.

Any legislative or regulatory changes that negatively impacts the sale of fossil fuels or electricity derived therefrom would adversely affect the results of our operations and financial conditions.

Unusual weather conditions, which may become more commonplace, may have significant direct and indirect impacts on GRE's results of operations.

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

Our REP business may be subject to increased costs or liabilities related to the impact of GHG emissions or climate change. which may lead to substantially increased costs, including those beyond our ability to satisfy.

There has been a trend in recent years toward increased scrutiny and regulatory oversight of the oil and gas and energy industries, including, among other things, proposed or enacted laws and regulations aimed at reducing or restricting oil and gas production or making the production, marketing or usage of oil and gas, including for generation of electricity, more expensive.

Future laws or regulation or legal or regulatory efforts could also seek to impose liability on participants in the supply chain for natural gas or electricity produced from carbon-emitting fuel sources, including REPs like those we own and operate, for the current and historical effects of GHG and climate change, including health impacts, personal injuries and property and other damages.

As discussed more fully in the section entitled “Climate Change” of this Annual Report on Form 10-K, the cost to us to comply with any legislation, regulations or initiatives limiting GHG or emissions or otherwise seeking to limit the impact of climate change could be substantial. Moreover, regulations imposing obligations on, or limiting GHG emissions that may be deemed to result from our operations could adversely affect pricing or demand for our offerings. We may not be able to pass on increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for natural gas or electricity generated from carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce demand for our offerings or impact the energy supply markets.

Moreover, environmental agencies may seek penalties for failure to comply with laws, regulations or permits from parties involved in the supply chain for natural gas or electricity produced from carbon-emitting fuel sources, including REPs like those we own and operate, whose operations do not actually directly emit carbon fuels.

We may also be subject to penalties from other regulatory agencies and be subject to increased operating costs for remediation and clean-up costs, civil penalties, or subject to claims from regulatory agencies, law enforcement or private parties for alleged effects of GHG and climate change, including health impacts, personal injuries and property and other damages.

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

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumptions, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2023, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 57.9% and 31.1% of GRE’s electric and natural gas revenues, respectively. Fixed rate products are becoming a greater part of our offering as they are currently preferred by many customers and regulators.

However, it is difficult to predict future commodity costs. Any shortfalls resulting from the risks associated with fixed rate programs will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these programs could have an adverse effect on our profitability and cash flows. We employ an active and robust hedging program. Within this exercise there are inherent assumptions about consumption and pricing. There is risk that volatility will take place outside of the range of potential outcomes contemplated by the program. In these instances, the hedge will not be sufficient to control for risk and losses may occur.

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

Transition risks associated with climate change, including those related to regulatory mandates could negatively impact our financial results.

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

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. Certain of GRE’s REPs have a Preferred Supplier Agreement with BP pursuant to which we purchase electricity and natural gas at market rate plus a fee. The agreement has been modified and extended since 2009, and is scheduled to terminate on November 30, 2026, subject to renewal by agreement of the parties. In addition to other advantages of this agreement, we are only required to post security with BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

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

We face significant competition both in attracting customers to our products as well as in the operating market where we are competing for access to land rights or attractive development projects. As the demand for solar energy grows, more companies and investors enter the market, increasing competition and potentially lowering prices and profits.

Changes in government regulations and policies can impact the financial viability of solar projects.

The success of solar energy projects is highly dependent on government regulations and policies that impact the financial viability of the projects. This can include changes to tax incentives, subsidies, grid access and net metering policies. It can also include changes in building and safety codes, environmental regulations, and land use policies that impact the ability to construct and operate solar projects. The reduction, modification or elimination of any of these policies in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our financial results.

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

The operation and maintenance of our solar facilities are subject to operational risks, the consequences of which could have a material adverse effect on our business operations, financial condition, and the results of operations.

The required operation, maintenance, refurbishment, and construction of our facilities involve risks, including performance below expected levels of output or system eﬃciency. There can be no guarantee that our maintenance program will be able to detect all potential failures in our facilities or eliminate all adverse consequences of such a failure. In addition, work stoppages and other unforeseen problems may disrupt the construction, operation and maintenance of our facilities. We intend to enter into service and maintenance agreements with the manufacturers of certain key equipment.

In developing projects we face risks related to project siting, utility interconnection, third party financing, construction, permitting, governmental approvals and the negotiation of project development agreements.

We own, develop, construct, manage and operate electric-generation facilities. We must periodically apply for licenses and permits from various local, state, and federal regulatory authorities and abide by their respective conditions. A lack of successes in obtaining necessary licenses or permits on acceptable terms or resolving challenges to such licenses or permits could impact our ability to develop projects. Additionally, any delay in obtaining or renewing necessary licenses or permits or if regulatory authorities initiate any associated investigations against, our business, ﬁnancial condition, results of operations and prospects may adversely impact project economics. Additionally, risks associated with construction, such as cost overruns and delays, and other contingencies that may arise in the course of completing installations may adversely impact project economics.

While we intend to seek acquisitions of solar generation assets and portfolios in various stages of development to add to our portfolio, we may not be successful in identifying or marking any acquisitions in the future.

Our business strategy includes growth through the acquisitions of solar generation assets and portfolios in various stages of development. There is a risk that we may not be able to identify attractive acquisition opportunities or successfully acquire those opportunities that are identiﬁed. There is always the possibility that even if there is success in closing acquisitions, we may not derive the beneﬁts, such as administrative or operational synergies or earnings obtained, that were expected. The market acquisition opportunities are highly competitive and may become even more so, which would increase our cost of making future acquisitions.

As part of the acquisition evaluation and close process, we conduct deep due diligence to identify potential contingencies, negotiate transaction terms, complete transactions, and manage post-closing matters such as the integration of the acquired assets into our existing business operations. In some cases, our due diligence reviews are dependent on the completeness and accuracy of disclosures made by third parties. If the information shared by the third parties is incomplete or inaccurate, we may incur unanticipated costs or expenses following a completed acquisition.

General Corporate Risks

Our business, results of operation and financial conditions could be adversely affected by the resurgence of the coronavirus COVID-19 pandemic and any restrictions put in place in connection therewith.

If the COVID-19 pandemic re-emerges and impacts the territories we serve, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

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

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the system we operate, including possible unauthorized access to our and our customers' proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers' information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers' consent or our product and service may be used without payment.

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

Our businesses depend on the continuing efforts of our management team and our personnel with strong industry or operational knowledge and our efforts may be severely disrupted if we lose their services.

Our success depends on key members of our management team, the loss of whom could disrupt our business operation. Our business also requires a capable, well-trained workforce to operate effectively. There can be no assurance that we will be able to retain our qualified personnel, the loss of whom may adversely affect our business, prospects and financial conditions.

Uncertainty related to our exit in the Finnish market.

We face uncertainty related to our exit from the Finnish market. On November 8, 2023, the Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.9 million as of December 31, 2023) belongs to the Bankruptcy Estate. We believe that the Administrator’s position is without merit, and it intends to vigorously defend its position against the Administrator’s claims.

We are also notified that the Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.7 million as of December 31, 2023) prior to the bankruptcy. The Administrator has also filed a recovery claim jointly against us and the supplier amounting to €1.6 million (equivalent to $1.8 million as of December 31, 2023) related to our payment to the supplier under the terms of a previously supplied parental guarantee. The Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland.  We believe that the Administrator’s position is incorrect, and we intend to vigorously defend our position. Nevertheless, should the Administrator succeed in clawing back the funds from the supplier, it is possible that following the conclusion of the bankruptcy proceedings, the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

Risk Related to Our Financial Condition and Reporting

We had a material weakness in our internal control over financial reporting in previous years and cannot assure you that additional material weaknesses will not be identified in the future.

We reported in our Annual Report on Form 10-K as of December 31, 2020, a material weakness in internal control specifically related to management's review of the income tax provision. During 2021, we implemented certain remediation measures related to the material weakness, however, we concluded that our internal control over financial reporting was ineffective as of December 31, 2021 (see Item 9A Control and Procedures in our Annual Report on Form 10-K filed on March 16, 2022). During 2022, we implemented certain additional remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Risks Related to Our Capital Structure

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock.

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share. As a result, the ability of holders of our Class B common stock to influence our management is limited.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

Howard S. Jonas, our Chairman of our Board of Directors controls a majority of the voting power of our capital stock.

As of March 13, 2024, Mr. Jonas has voting power over 1,377,535 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 2,939,730 shares of our Class B common stock, representing approximately 61.0% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, TI business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

We regularly engage third-party assessors to conduct penetration testing and measure our program to industry standard frameworks. We also have standing engagements with incident response experts and external counsel. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices and trends.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.

Governance of cybersecurity risk management

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The audit committee assists the board of directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.

Management is responsible for day-to-day assessment and management of cybersecurity risks and reports regularly to the audit committee.

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

Genie Solar is constructing community solar array projects in Lansing and Perry, New York where we lease 20 acre and 15 acre land, respectively.

Genie Solar owns and operates a portfolio of 12 solar arrays with an aggregate rating of 9.4 megawatts located in several school facilities in Ohio and Michigan.

Item 3. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements — Note 15, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

CLASS B COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “GNE”.

On March 13, 2024, there were 254 holders of record of our Class B common stock and 2 holders of record of our Class A common stock. Howard Jonas has voting dispositive power over 1,377,535 shares of Class A common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 13, 2024, the last sales price reported on the New York Stock Exchange for the Class B common stock was $15.99 per share.

PREFERRED STOCK

Until June 20, 2023, the Series 2012-A Preferred Stock was listed and traded on the NYSE under the symbol “GNEPRA”.

On May 16, 2023, the Company's Board of Directors approved the redemption of all outstanding Preferred Stock on June 16, 2023 (the "Redemption Date") at the liquidation preference of $8.50 per share, together with an amount equal to all dividends accrued and unpaid up to, but not including, the Redemption Date. On the Redemption Date, the Company completed the redemption of all outstanding shares of Preferred Stock. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 12 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2023.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2023	—		$—	—	4,665,195
November 1 - 30, 2023	26,683	(2)	20.62	3,778	4,661,417
December 1 – 31, 2023	—		—	—	4,661,417
Total	26,683		$20.62

(1)	Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7 million shares of our Class B common stock.
(2)	Pertains to 26,683 shares of Class B common stock that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Genie Renewables holds 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial customers as well as its own portfolio, a 92.8% interest in CityCom Solar, a marketer of alternative products and services complimentary to our energy offerings, a 96.0% interest in Diversegy, an energy broker for commercial customers. Genie Solar holds our 80.0% interest in Sunlight Energy, a solar energy developer and operator and our 60.0% interest in Prism Solar Technology ("Prism") which designs and manufactures specialized solar panels.

Discontinued Operations in Finland and Sweden

Prior to the third quarter of 2022, the Company had a third segment, Genie Retail Energy International, or GRE International, which supplied electricity to residential and small business customers in Scandinavia. However, as result of volatility in the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

We determined that the discontinued operations in Finland and Sweden represented a strategic shift that would have a major effect on our operations and financial statements. We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

On November 7, 2022, Lumo Finland filed a petition for bankruptcy, which was approved by the Helsinki District Court on November 9, 2022. The administration of Lumo Finland was transferred to an administrator (the "Administrator"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which we retain our ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrator, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.4 million and $30.4 million for the years ended December 31, 2023 and 2022, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and the results of continuing operations of GRE internal were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.9 million as of December 31, 2023) belongs to the Bankruptcy Estate. We believe that the Administrator’s position is without merit, and we intend to vigorously defend our position against the Administrator’s claims.

We are also notified that the Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.7 million as of December 31, 2023) prior to the bankruptcy. The Administrator has also filed a recovery claim jointly against us and the supplier amounting to €1.6 million (equivalent to $1.8 million as of December 31, 2023) related to the payment we made to the supplier under the terms of a previously supplied parental guarantee. The Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We believe that the Administrator’s position is incorrect, and intend to vigorously challenge the Administrator’s claims. Nevertheless, should the Administrator succeed in clawing back the funds from the supplier, it is possible that following the conclusion of the bankruptcy proceedings, the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

Discontinued U.K. Operations

On November 29, 2021 Orbit Energy Limited ("Orbit"), which operated in United Kingdom was declared and its customers were transferred to a “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to a third party Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

We determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on our operations and the financial statements. Since the appointment of the Administrators, we accounted their businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Administrators. The accounts of Orbit were consolidated with those of the Company effective November 28, 2023.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 95.6% and 96.3% of our consolidated revenues in the years ended December 31, 2023 and 2022, respectively.

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2023. Those REPs’ ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

GRE’s REPs’ selling expense consists primarily of sales commissions paid to independent agents and marketing costs, which are the primary costs associated with the acquisition of customers. Selling, general and administrative expenses include compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5% and 30.5% of GRE’s electricity revenues for 2023 and 2022, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Purchase of Receivable

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the year ended December 31, 2023, the associated cost was approximately 0.9% of GRE's revenue. At December 31, 2023, 84.4% of GRE’s net accounts receivable were under a POR program.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at December 31, 2023 and 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2023 and 2022).

	December 31,
	2023		2022
Customer A	na	%	10.2%

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2022		2021
Customer A	na	%	10.1%
Customer B	19.5		na

na—less than 10.0% of consolidated revenues in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits in the past.

See Notes 15, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Note 15, Legal and Regulatory Proceedings, in the  Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference, for further detail on agency and regulatory proceedings.

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

Revenues from Solar Projects

Genie Solar enters into a contract to identify, develop, and in some cases operate solar generation sites to provide solar electricity to its customers. Solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because our performance creates and enhances assets that are controlled by and specific to customers, we recognize construction services revenue over time. Revenue for these performance obligations is recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance.

Solar Energy Generation

Energy generation revenue is earned from both the sale of electricity generated from solar projects and the sale of renewable energy credits. Revenue from energy generation is recognized when we satisfy the performance obligation, which occurs at the time of the delivery of electricity at the contractual rates as stipulated in the power purchase entered into with the customers. We apply for and receive Solar Renewable Energy Credit ("SREC") in certain jurisdictions for power generated by solar energy systems it owns. There are no direct costs allocated to SRECs upon generation. We typically sell SRECs to different customers from those purchasing the energy. The sale of each SREC is a distinct performance obligation satisfied at a point in time and the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.

Others

Revenues from commissions from selling third-party products to customers, entry and other fees from the energy brokerage are recognized at the time the performance obligations are met. Our contracts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $6.6 million at December 31, 2023 and $4.8 million at December 31, 2022. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balances were $10.0 million at December 31, 2023 and 2022. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

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

We perform our annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test, otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the quantitative impairment test. In 2023 and 2022, we elected to perform a qualitative analysis for our GRE reporting unit as of October 1. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test. We determined, after performing qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

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

The valuation allowance on our deferred income tax assets was $10.1 million and $10.2 million at December 31, 2023 and 2022, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we meet the criteria of more likely than not in order to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on the assets that we will utilize.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding new accounting pronouncements is included in Note 1 — Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenues:
Electricity	$350,779	$241,828	$108,951	45.1%
Natural gas	55,988	62,144	(6,156)	(9.9)
Others	3,112	—	3,112	#DIV/0!
Total revenues	409,879	303,972	105,907	34.8
Cost of revenues	266,519	150,990	115,529	76.5
Gross profit	143,360	152,982	(9,622)	(6.3)
Selling, general and administrative	71,449	60,425	11,024	18.2
Income from operations	$71,911	$92,557	$(20,646)	(22.3)

nm—not meaningful

Revenues. GRE’s electricity revenues increased in 2023 compared to 2022. The increase in electricity revenues in 2023 compared to 2022 was the result of an increase in electricity consumption partially offset by a decrease in the average price charged to customers. Electricity consumption by GRE's REPs' customers increased by 47.8% in 2023 compared to 2022. The increase in electricity consumption reflected an increase in the average number of meters served, which increased by 41.7% in 2023 compared to 2022 and a 4.3% increase in average electricity consumption per meter in 2023 compared to 2022. The increase in meters served was driven by strong customer acquisitions during 2023, while customer acquisition efforts had been reduced during 2022. Electricity consumption per meter increased in 2023 due to warmer weather conditions in our service areas compared to 2022. The average rate per kilowatt hour sold decreased by 1.9% in 2023 compared to 2022. The decrease in the average rate per kilowatt hour sold is due to a decrease in the average wholesale price of electricity in 2023 compared to 2022.

GRE’s natural gas revenues decreased in 2023 compared to 2022. The decrease in natural gas revenues in 2023 compared to 2022 was a result of decreases in natural gas consumption and the average revenue per therm sold. Natural gas consumption of GRE's REPs customers decreased by 0.4% in 2023 compared to 2022. Average consumption per meter decreased by 6.6% in 2023 compared to 2022 while the average meters served increased by 6.6% in 2023 compared to 2022. The average rate per therm sold decreased by 9.5% in 2023 compared to 2022. The decrease in the average revenue per therm sold is due to the decrease in the average wholesale price of natural gas in 2023 compared to 2022.

Other revenues in 2023 included revenues from the sale of petroleum products in Israel.

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Meters at end of quarter:
Electricity customers	279	304	301	271	196
Natural gas customers	82	81	80	78	79
Total meters	361	385	381	349	275

Gross meter acquisitions in 2023 were 316,000 compared to 159,000 in 2022.  The number of meters served on December 31, 2023 increased by 86,000 meters or 31.3% from December 31, 2022. The increase in the gross meter acquisitions for the year ended December 31, 2023 compared to 2022 was due to a “strategic pause” on certain customer acquisition channels that started in the fourth quarter of 2021 and continued through 2022. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels.

In 2023, average monthly churn slightly increased to 4.9% compared to 4.8% in 2022.

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

(in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
RCEs at end of quarter:
Electricity customers	272	298	304	276	181
Natural gas customers	78	77	76	77	81
Total RCEs	350	375	380	353	262

RCEs increased by 33.6% at December 31, 2023 compared to December 31, 2022. The increase is due to the resumption of customer acquisition activities in 2023 as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Cost of revenues:
Electricity	$218,631	$106,382	$112,249	105.5%
Natural gas	45,205	44,608	597	1.3
Others	2,683	—	2,683	nm
Total cost of revenues	$266,519	$150,990	$115,529	76.5%

nm—not meaningful

	Year ended December 31,
	2023	2022	Change
Gross margin percentage:
Electricity	37.7%	56.0%	-18.3%
Natural gas	19.3%	28.2%	-9.0%
Others	13.8%	—	13.8%
Total gross margin percentage	35.0%	50.3%	-15.4%

Cost of revenues for electricity increased in 2023 compared to 2022 primarily because of increases in electricity consumption and the average unit cost of electricity. The average unit cost of electricity increased by 39.0% in 2023 compared to 2022 due to loss recognized from derivatives in 2023 from the fluctuation of the wholesale price of electricity, while we recognized a significant gain from derivatives in 2022. Electricity consumption by GRE's REPs' customers increased by 47.8% in 2023 compared to 2022. The gross margin on electricity decreased in 2023 compared to 2022, because the average cost of electricity increased while the rate charged to customers decreased. While the average unit cost of electricity decreased in 2023 compared to 2022, the cost of revenue in 2022 was reduced by the favorable results of hedges.

Cost of revenues for natural gas increased in 2023 compared to 2022 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in total natural gas consumption. The average unit cost of natural gas increased 1.3% in 2023 compared to 2022. Natural gas consumption by GRE’s REPs’ customers decreased by 0.4% in 2023 compared to 2022. Gross margin on natural gas sales decreased in 2023 compared to 2022 because the average unit cost of natural gas increased while the average rate charged to customers decreased.

The cost of other revenues in 2023 included the cost of petroleum products sold in Israel.

Selling, General and Administrative. The increase in selling, general and administrative expenses in 2023 compared to 2022 was primarily due to increases in marketing and customer acquisition costs and employee-related costs partially offset by a decrease in legal settlement costs. Marketing and customer acquisition expenses increased by $6.1 million in 2023 compared to 2022 as a result of an increase in the number of meters acquired. Employee-related expenses increased by $2.2 million in 2023 compared to 2022 primarily due to an increase in the number of employees, commissions earned by employees from commercial sales and share based compensation expenses. Processing and regulatory fees increased by $1.9 million in 2023 compared to 2022 as a result of a higher level of activities from an increase in the number of meters. We also paid $0.5 million in legal fees and settlements in Connecticut in 2023. No legal settlements were paid in 2022. As a percentage of GRE’s total revenues, selling, general and administrative expenses decreased to 17.4% in 2023 from 19.9% in 2022.

Genie Renewables

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects for commercial and industrial customers as well as its own portfolio. CityCom Solar is a marketer of alternative products and services complementary to our energy offerings. Diversegy provides energy brokerage and advisory services to commercial and industrial customers.

On November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. The acquisition is accounted for as an asset acquisition and recognized $7.7 million, including $0.2 million of direct transaction cost to solar arrays assets included in the property and equipment account in the consolidated balance sheet.

The Company recorded revenue from the solar array acquisitions of approximately $0.1 million in its consolidated statements of operations and comprehensive income for the year ended December 31, 2023.

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenue	$18,829	$11,567	$7,262	62.8%
Cost of revenue	15,983	9,767	6,216	63.6
Gross profit	2,846	1,800	1,046	58.1
Selling, general and administrative expenses	8,635	5,328	3,307	62.1
(Loss) income from operations	$(5,789)	$(3,528)	$(2,261)	64.1%

Revenue. Genie Renewables' revenues increased in 2023 compared to 2022. The increases in revenues were the result of increases in revenues from commissions from selling third-party products to customers by CityCom Solar and revenues from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses.

Cost of Revenue. The variations in the cost of revenues in 2023 compared to 2022 are consistent with the variations in revenues of CityCom Solar and Diversegy. In 2023, we recorded a $1.1 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in 2023 compared to 2022 primarily due to increases in headcount in Genie Solar and Diversegy and consulting fees and warehousing costs at Genie Solar.

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

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
General and administrative expenses	$11,025	$9,209	$1,816	19.7%
Provision for captive insurance liability	45,088	—	45,088	100.0
Impairment of assets	—	2,066	(2,066)	(100.0)
Loss from operations	$(56,113)	$(11,275)	$(44,838)	397.7

The increase in Corporate general and administrative expenses in 2023 compared to 2022 was primarily due increases in employee related cost and stock-based compensation expenses. As a percentage of our consolidated revenues, corporate general and administrative expenses slightly decreased from 2.9% in 2022 to 2.6% in 2023.

In December 2023, we established a wholly-owned captive insurance subsidiary (the "Captive") with the primary purpose of enhancing our risk financing strategies. In December 2023, we paid $51.2 million premiums to Captive, which amount is included in restricted cash in our consolidated balance sheet as of December 31, 2023. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized a $45.1 million provision for captive insurance liability for the year ended December 31, 2023 related to Captive's exposure for the insured risks.

In December 2022, the Company suspended the development of business operations of Petrocycle, Ltd. ("Petrocycle"), a pre-operating entity engaged in the development of a process to recycle used engine oil into usable gasoline,  after it was determined that the current operations will not meet the expected results. Petrocycle provided full impairment of its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expenses were $2.8 million and $3.0 million in 2023 and 2022, respectively. At December 31, 2023, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $1.2 million. The unrecognized compensation cost expected to be recognized over the average service period of 0.9 years.

As a percentage of our consolidated revenues, selling, general and administrative expenses decreased from 23.8% in 2022 to 21.3% in 2023.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Income from operations	$10,009	$77,754	$(67,745)	(87.1)%
Interest income	5,076	835	4,241	507.9
Interest expense	(99)	(129)	30	23.3
Gain (loss) on marketable equity securities and investments	478	(417)	895	214.6
Other income, net	2,644	(520)	3,164	(608.5)
Provision for income taxes	(4,239)	(21,037)	16,798	79.8
Net income from continuing operations	13,869	56,486	(42,617)	(75.4)
Income from discontinued operations, net of tax	6,409	30,445	(24,036)	78.9
Net income	20,278	86,931	(66,653)	(76.7)
Net (income) loss attributable to noncontrolling interests	(740)	874	(1,614)	(184.7)
Net income attributable to Genie Energy Ltd.	$19,538	$87,805	$(68,267)	(77.7)%

nm — not meaningful

Interest income. Interest income increased in year ended December 31, 2023, compared to the same period in 2022 primarily due to increases in average cash, cash equivalents and restricted cash during the period and significant increases in average effective interest rates on those balances.

Gain (loss) on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the year ended December 31, 2023 pertains to the change in fair value of the Company's investments various entities including investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020.

Other income (loss), net. Other income (loss), net in the year ended December 31, 2023 consisted primarily of on-time tax credit related to payroll taxes incurred in prior years. .

Provision for Income Taxes. The decrease in provision for income tax in 2023 compared to 2022 is primarily due to decreases in the amount of taxable income in the various taxing jurisdictions. Income before income taxes decreased to $18.1 million in 2023 compared to $77.5 million in 2022.

Net (Income) Loss Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests for the year ended December 31, 2023 is primarily consist of net income from Citizens Choice ("CCE") partially offset by losses incurred in various businesses in Renewables segments. Net loss attributable to noncontrolling interests for the year ended December 31, 2022 primarily consists of net losses from CCE and various businesses in Renewables segments.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax in year ended December 31, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden. Income from discontinued operations, net of tax in the year ended December 31, 2022 is mainly due to result of operations of Lumo Finland and Lumo Sweden.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $107.6 million balance of unrestricted cash and cash equivalents that we held at December 31, 2023 will be sufficient to meet our currently anticipated cash requirements for at least the period from January 1, 2023 to March 16, 2024.

At December 31, 2023, we had working capital (current assets less current liabilities) of $131.6 million.

	Year ended December 31,
(amounts in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$50,938	$66,004
Investing activities	(10,005)	(5,234)
Financing activities	(15,157)	(25,523)
Effect of exchange rate changes on cash, cash equivalents and cash equivalents	(60)	17
Increase in cash, cash equivalents and restricted cash from continuing operations	25,716	35,264
Cash flows (used in) provided by discontinued operations	35,185	(29,408)
Increase in cash, cash equivalents and restricted cash	$60,901	$5,856

Operating Activities

Cash, cash equivalents and restricted cash provided by continuing operating activities were $50.9 million and $66.0 million in the years ended December 31, 2023 and 2022, respectively. Net income from continuing operations after non-cash adjustments increased to $21.1 million in 2023 compared to $64.3 million in 2022. The increase is primarily the result of favorable results of continuing operations in 2022 compared 2021.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital decreased cash flows by $28.1 million for 2023, compared to 2022. Changes in other assets decreased cash flows by $1.0 million for 2023, compared to 2022.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2023, we were in compliance with such covenants. At December 31, 2023, restricted cash—short-term of $0.7 million and trade accounts receivable of $67.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $21.0 million at December 31, 2023.

We had purchase commitments of $144.1 million at December 31, 2023, of which $128.3 million was for purchases of electricity.

As discussed above, in December 2023, we established a Captive insurance company. At December 31, 2023, the balance of short-term and long-term restricted of Captive are $6.5 million and $44.9 million, respectively. We also recognized $45.1 million provision for captive insurance liability for the year ended December 31, 2023, related to Captive's exposure for the insured risks. At December 31, 2023, the current captive insurance liability of $0.1 million is included in other current liabilities in the consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of December 31, 2023 were 4.0 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2023, we had outstanding aggregate performance bonds of $19.4 million and a minimal amount of unused letters of credit.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $1.4 million and $1.0 million in 2023 and 2022, respectively. The increase in capital expenditures in 2023 compared to 2022 is due to construction in progress in Genie Solar. In the year ended December 31, 2023, we transferred solar panels with carrying value of $5.4 million that are indented to be used in Genie Solar projects from inventories to construction in progress. We currently anticipate that our total capital expenditures in the year ending December 31, 2024 will be between $10.0 million and $20.0 million mostly related to the solar projects of Genie Renewables.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael. Rafael, a publicly-traded company and a related party. In the year ended December 31, 2023, we sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the year ended December 31, 2023, we acquired 150,001 shares of Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At December 31, 2023, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.4 million.

In the year ended December 31, 2023, we invested $4.6 million to purchase the common stock of a publicly-traded company which we sold for $3.9 million during the same period.

In the year ended December 31, 2023, we invested $4.4 million to purchase investments in total return swap which we sold for $5.5 million during the same period.

In March 2023, we received $0.1 million from Atid 613 Drilling Ltd. ("Atid 613") for the full settlement of its investment in Atid 613 and recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the year ended December 31, 2023.

On November 3, 2023, we acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. The acquisition is accounted for as an asset acquisition with a total purchase price of $7.7 million, including $0.2 million of direct transaction cost to solar arrays assets included in the property and equipment account in our consolidated balance sheet.

In 2023 and 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $1.2 million and $2.7 million, respectively.

On November 29, 2021, Orbit, which operated in the United Kingdon, was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to third-party Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021. In 2022, we transferred $28.3 million to the Administrator as part of the administration process. On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Administrators. The accounts of Orbit were consolidated with those of the Company effective November 28, 2023. In 2023 and 2022, the Administrator paid us a return of its interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer) and £4.6 million (equivalent to $5.4 million on the dates of transfer), respectively.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at December 31, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in (Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a pre-operating entity engaged in the development of a process to recycle used engine oil into usable gasoline. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2023. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that the current operations will not meet the expected results. Petrocycle fully impaired its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

Financing Activities

In the year ended December 31, 2023, we paid Base Dividends of $0.1594 per share on our Series 2012-A Preferred Stock or Preferred Stock. In the year ended December 31, 2022 we accrued Additional Dividends on our Preferred Stock of $0.5301 per share in respect of GRE's results of operations through December 31, 2022, which Additional Dividends we paid on May 15, 2023 to stockholders of record as of May 5, 2023. In the year ended December 31, 2023, we paid Base Dividends of $0.3188 per share of our 2012-A Preferred Stock or Preferred Stock. We paid $1.4 million and $0.9 million in dividends on our Preferred Stock in the years ended December 31, 2023 and 2022, respectively.

In each of the years ended December 31, 2023 and 2022, we paid dividends of $0.30 per share to holders of our Class A common stock and Class B common stock. We paid common stock dividends in an aggregate amount of $8.0 million and $7.7 million in the years ended December 31, 2023 and 2022, respectively.

On February 28, 2024, we paid a dividend of $0.075 per share to holders of our Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 20, 2024.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the year ended December 31, 2023, we acquired 3,778 shares of Class B common stock under the stock purchase program for an aggregate amount of $0.1 million. In the year ended December 31, 2022, we acquired 639,393 Class B common stock under the repurchase program for an aggregate amount of $4.4 million. At December 31, 2023, 4.7 million shares remained available for repurchase under the stock repurchase program.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning, in the second quarter of 2022, up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share.  In 2022 and 2023, we redeemed 983,385 and 1,339,341 shares of Preferred Stock at the liquidation preference of $8.50 for an aggregate amount of  $11.4 million and $ 8.4 million, respectively. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

In June 2023, several holders of warrants exercised warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2023, there is no issued letter of credit from the Credit Line. At December 31, 2023, the cash collateral of $3.2 million was included in restricted cash—short-term in the consolidated balance sheet.

In the year ended December 31, 2023, we paid $2.9 million to shares of our Class B common stock, and, in the year ended December 31, 2023, we paid $0.6 million to repurchase shares of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $11.5 million in 2023 compared to $14.7 million in 2022. The cash provided by operating activities of discontinued operations in the years ended December 31, 2023 and 2022 includes proceeds from the settlement of hedges of Lumo Sweden and favorable results of operations of Lumo Finland and Lumo Sweden in 2022. Net provided by investing activities of discontinued operations was $23.6 million in the year ended December 31, 2023 from the return of cash transferred to the Administrator or Orbit in prior year. The investing activities of discontinued operations in year ended December 31, 2023 is due to the transfer of cash proceeds from unwinding of the contract of Orbit with Shell  to the Administrators of Orbit in the first quarter of 2022 to settle its liabilities, net of cash received from the Administrators during the second half of 2022.

ENVIRONMENTAL MATTERS

For information concerning climate change, see "Climate Change" in Item I.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 for 2023 and are not required to provide the information under this item.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2023 had remained the same as in 2022, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have increased by $68.1 million in 2023 and our gross profit from natural gas sales would have increased by $6.7 million in 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2023. Based on our evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as such date.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Zwick CPA, PLLC, an independent registered public accounting firm, as stated in their report which appears herein.

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

Joyce Mason — Corporate Secretary of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

Ex-Officio Director

James A. Courter

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules.
All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(3)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2024, between the Registrant and Avi Goldin.

10.02(4)	2021 Stock Option and Incentive Plan of Genie Energy Ltd., as Amended and Restated

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Zwick, PLLC (Formerly known as Zwick & Banyai, PLLC)

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Form 8-K filed March 19, 2021.

(3)	Incorporated by reference to Form 8-K, filed February 8, 2024.

(4)	Incorporated by reference to the Schedule 14A, filed April 3, 2023.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board	March 14, 2024
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 14, 2024
Avi Goldin	Principal Accounting Officer)

/s/ Joyce Mason	Director	March 14, 2024
Joyce Mason

/s/ W. Wesley Perry	Director	March 14, 2024
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 14, 2024
Alan B. Rosenthal

/s/ Allan Sass	Director	March 14, 2024
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balances sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended, and the related notes and our report dated March 14, 2024, expressed an unqualified opinion thereon.

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

March 14, 2024

GENIE ENERGY LTD.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy, Ltd. as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position Genie Energy Ltd. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2024 expressed an unqualified opinion.

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

/s/ Zwick CPA, PLLC

Zwick CPA, PLLC

We have served as the Company’s auditor since 2022.

Southfield, Michigan
March 14, 2024

 GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
	December 31
(in thousands, except per share amounts)	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,609	$98,571
Restricted cash—short-term	10,442	6,007
Marketable equity securities	396	490
Trade accounts receivable, net of allowance for doubtful accounts of $6,574 and $4,826 at December 31, 2023 and 2022, respectively	61,909	55,134
Inventory	14,598	15,714
Prepaid expenses	16,222	6,822
Other current assets	5,475	6,207
Other current assets of discontinued operations	13,182	38,688
TOTAL CURRENT ASSETS	229,833	227,633
Restricted cash—long-term	44,945	—
Property and equipment, net	15,192	891
Goodwill	9,998	9,998
Other intangibles, net	2,735	3,133
Deferred income tax assets, net	5,200	5,799
Other assets	15,247	13,856
Noncurrent assets of discontinued operations	7,405	16,305
TOTAL ASSETS	$330,555	$277,615
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$27,881	$25,313
Accrued expenses	49,389	35,659
Income taxes payable	6,699	22,576
Due to IDT Corporation, net	145	165
Other current liabilities	9,280	4,549
Current liabilities of discontinued operations	4,858	10,936
TOTAL CURRENT LIABILITIES	98,252	99,198
Noncurrent captive insurance liability	44,945	—
Other liabilities	2,212	4,087
Noncurrent liabilities of discontinued operations	638	686
TOTAL LIABILITIES	146,047	103,971
Commitments and contingencies (Note 15 and Note 16)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 0 shares and 983 issued and outstanding at December 31, 2023 and 2022	—	8,359
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2023 and 2022	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 28,765 and 27,126 shares issued and 25,841 and 24,421 shares outstanding at December 31, 2023 and 2022, respectively	288	271
Additional paid-in capital	156,101	146,546
Treasury stock, at cost, consisting of 2,924 and 2,705 shares of Class B common at December 31, 2023 and 2022, respectively	(22,661)	(19,010)
Accumulated other comprehensive income	3,299	1,926
Retained earnings	60,196	49,010
Total Genie Energy Ltd. stockholders’ equity	197,239	187,118
Noncontrolling interests	(12,731)	(13,474)
TOTAL EQUITY	184,508	173,644
TOTAL LIABILITIES AND EQUITY	$330,555	$277,615

See accompanying notes to consolidated financial statements.

  GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31,
(in thousands, except per share data)	2023	2022

REVENUES:
Electricity	$350,779	$241,828
Natural gas	55,988	62,144
Other	21,941	11,567
Total revenues	428,708	315,539
Cost of revenues	282,502	160,757
GROSS PROFIT	146,206	154,782
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	91,109	74,962
Provision for captive insurance liability	45,088	—
Impairment of assets	—	2,066
Income from operations	10,009	77,754
Interest income	5,076	835
Interest expense	(99)	(129)
Unrealized income (loss) on marketable equity securities and other investments	478	(417)
Other income (loss), net	2,644	(520)
Income before income taxes	18,108	77,523
Provision for income taxes	(4,239)	(21,037)
NET INCOME FROM CONTINUING OPERATIONS	13,869	56,486
Income from discontinued operations, net of tax	6,409	30,445
NET INCOME	20,278	86,931
Net (income) loss attributable to noncontrolling interests, net	(740)	874
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	19,538	87,805
Dividends on preferred stock	(333)	(1,939)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$19,205	$85,866

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$12,795	$59,956
Income from discontinued operations	6,410	25,910
Net income attributable to Genie Energy Ltd.	$19,205	$85,866

Earnings per share attributed to Genie Energy Ltd. common stockholders
Basic
Income from continuing operations	$0.50	$2.34
Income from discontinued operations	0.25	1.01
Net income attributable to Genie Energy Ltd. common stockholders	$0.75	$3.35
Diluted
Income from continuing operations	$0.49	$2.28
Income from discontinued operations	0.25	0.98
Net income attributable to Genie Energy Ltd. common stockholders	$0.74	$3.26

Weighted-average number of shares used in the calculation of earnings per share
Basic	25,553	25,629
Diluted	26,062	26,366

Dividends declared per common share	$0.30	$0.30
(i) Stock-based compensation included in selling, general and administrative expenses	$2,783	$2,968

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2023	2022

NET INCOME	$20,278	$86,931
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,376	(2,697)
COMPREHENSIVE INCOME	21,654	84,234
Comprehensive income (loss) attributable to noncontrolling interests	(743)	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$20,911	$84,338

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

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT DECEMBER 31, 2022	983	8,359	1,574	16	27,126	271	146,546	(19,010)	1,926	49,010	(13,474)	173,644
Dividends on preferred stock ($0.3188 per share dividends	—	—	—	—	—	—	—	—	—	(333)	—	(333)
Dividends on common stock ($0.300 per share)	—	—	—	—	—	—	—	—	—	(8,019)	—	(8,019)
Exercise of Class B common stock warrants	—	—	—	—	1,048	11	4,990	—	—	—	—	5,001
Stock-based compensation	—	—	—	—	334	3	2,829	—	—	—	—	2,832
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,996)	—	—	—	(3,996)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(37)	—	—	—	(37)
Redemption of preferred stock	(983)	(8,359)	—	—	—	—	—	—	—	—	—	(8,359)
Charitable contribution of treasury stock	—	—	—	—	—	—	624	382	—	—	—	1,006
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Other comprehensive loss	—	—	—	—	—	—	—	—	1,373	—	3	1,376
Net income for the year ended December 31, 2023	—	—	—	—	—	—	—	—	—	19,538	740	20,278
BALANCE AT December 31, 2023	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022

OPERATING ACTIVITIES
Net income	$20,278	$86,931
Net income from discontinued operations, net of tax	6,409	30,445
Net income from continuing operations	13,869	56,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	45,088	—
Depreciation and amortization	463	385
Deferred income taxes	599	(595)
Provision for doubtful accounts receivable	2,362	2,515
Stock-based compensation	2,783	2,968
Inventory valuation allowance	1,148	—
Charitable donation of Class B common stock	1,006	—
Unrealized (gain) loss on marketable equity securities and investments and others	(23)	434
Impairment of assets	—	2,066
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(9,137)	(16,339)
Inventory	(8,714)	2,005
Prepaid expenses	(6,089)	(2,658)
Other current assets and other assets	494	(5,595)
Trade accounts payable, accrued expenses and other current liabilities	22,986	11,635
Due to IDT Corporation	(20)	(367)
Income taxes payable	(15,877)	13,064
Net cash provided by operating activities of continuing operations	50,938	66,004
Net cash provided by discontinued operations	11,540	14,680
Net cash provided by operating activities	62,478	80,684
INVESTING ACTIVITIES
Capital expenditures	(1,363)	(1,019)
Purchase of solar system facilities	(7,665)	—
Proceeds from sale of marketable equity securities and other investments	10,023	—
Purchase of marketable equity securities and other investments	(11,019)	(2,729)
Investment in notes receivable with related party	—	(1,505)
Repayment of notes receivables with related party	19	19
Net cash used in investing activities of continuing operations	(10,005)	(5,234)
Net cash provided by (used in) investing activities of discontinued operations	23,645	(44,088)
Net cash provided by (used in) investing activities	13,640	(49,322)
FINANCING ACTIVITIES
Dividends paid	(8,873)	(9,158)
Repurchases of Class B common stock	(37)	(4,414)
Repurchases of Class B common stock from employees	(2,888)	(567)
Proceeds from exercise of warrants	5,000	—
Redemption of preferred stock	(8,359)	(11,384)
Net cash used in financing activities of continuing operations	(15,157)	(25,523)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(60)	17
Net increase in cash, cash equivalents and restricted cash	60,901	5,856
Cash, cash equivalents and restricted cash (excluding discontinued operations) at beginning of year	104,578	100,225
Cash, cash equivalents and restricted cash (including discontinued operations) at end of year	165,479	106,081
Less: Cash of discontinued operations at end of year	(2,483)	(1,503)
Cash and cash equivalents and restricted cash (excluding discontinued operations) at end of year	$162,996	$104,578
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$93	$123
Cash payments made for income taxes	$20,715	$8,570

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie, through its wholly-owned subsidiary, Genie Energy International Corporation (“GEIC”), owns 100% of Genie Retail Energy (“GRE”), and varied interest in entities within the Genie Renewables segment. In the third quarter of 2022, the company ceased to operate a former segment, GRE International.  Its remaining assets and liabilities and results of continuing operations were combined with corporate. The “Company” in these financial statements refers to Genie, GRE and Genie Renewables and their respective subsidiaries, on a consolidated basis.

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

Genie Renewables consists of 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates solar energy project for commercial and industrial customers as well as its own portfolio, a  92.8% interest in CityCom Solar, a marketer of alternative  products and services complimentary of our energy offerings, a 91.5% interest in Diversegy, an energy broker for commercial customers, and a 60.0% interest in Prism Solar Technology ("Prism"), a solar solutions company that is engaged in the manufacturing of solar panels, solar installation design and solar energy project management.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income (expense), net in the accompanying consolidated statements of operations for 2023.

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

The Company determined that the discontinued operations in Finland and Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations in United Kingdom

In October 2021, as part of the orderly exit process from the U. K. market, Orbit Energy Limited ("Orbit"),  a REP owned by the Company that used to operate in United Kingdom and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

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

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements. Since the appointment of the Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Administrators to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit are consolidated effective November 28, 2023.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1 and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5 and 30.5% of GRE’s electricity revenues were generated in the third quarters of 2023 and 2022, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

In addition to the direct physical impact that climate change may have on the Company's business, financial condition and results of operations because of the effect on pricing, demand for our offerings and/or the energy supply markets, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing greenhouse gas emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include revenues, marketable equity securities and other investments, accounts receivables, allowances for doubtful accounts receivable, net realizable value of inventories, valuation of intangible assets, depreciation and amortization periods for long-lived assets,  valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments, an estimate of captive insurance liability and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results may differ from those estimates.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from Sale of Solar Panels

Revenues from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations. Revenues from the sale of solar panels are included in other revenues in the consolidated statements of operations.

Revenues from Solar Projects

Genie Solar enters into contracts to identify, develop, and in some cases operate solar generation sites to provide solar electricity to its customers. Obligations under solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because the Company’s performance creates and enhances assets that are controlled by and specific to customers, the Company recognizes construction services revenue over time. Revenue for these performance obligations is recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance.

Energy generation revenue is earned from both the sale of electricity generated from solar projects and the sale of renewable energy credits.

Revenue from energy generation is recognized when the Company satisfies the performance obligation, which occurs at the time of the delivery of electricity at the contractual rates.

The Company applies for and receives Solar Renewable Energy Credits ("SRECs") in certain jurisdictions for power generated by solar energy systems it owns. There are no direct costs allocated to SRECs upon generation. The Company typically sells SRECs to different customers from those purchasing the energy. The sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.

Revenues from sales of solar panels and solar panel projects are included under the Other Revenues in the consolidated statements of operations.

Others

Revenues from commissions from selling third-party products to customers, entry and other fees from energy brokerage are recognized at the time the performance obligation is met. The Company's contracts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2023
Fixed rate	$203,039	$17,433	$—	$220,472
Variable rate	147,740	38,555	—	186,295
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

For the year ended December 31, 2022
Fixed rate	$82,036	$13,138	$—	$95,174
Variable rate	159,792	49,006	—	208,798
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2023
Non-Commercial Channel	$289,774	$37,942	$—	$327,716
Commercial Channel	61,005	18,046	—	79,051
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

For the year ended December 31, 2022
Non-Commercial Channel	$201,423	$44,198	$—	$245,621
Commercial Channel	40,405	17,946	—	58,351
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Liabilities

Certain revenue generating contracts at Renewables include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in future periods is recognized as a contract liability. Contract liabilities are included in other current liabilities account in the consolidated balance sheet.

The table below reconciles the change in the carrying amount of contract liabilities:

	Year Ended December 31,
	2023	2022
	(in thousands)
Contract liability, beginning	$1,759	$367
Recognition of revenue included in the beginning of the year contract liability	(1,336)	(367)
Additions during the period, net of revenue recognized during the period	5,159	1,759
Contract liability, end	$5,582	$1,759

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$107,609	$98,571
Restricted cash—short-term	10,442	6,007
Restricted cash—long-term	44,945	—
Total cash, cash equivalents, and restricted cash	$162,996	$104,578

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 16) and Credit Agreement with JPMorgan Chase (see Note 10).

Restricted cash—long-term includes cash of a wholly-owned captive insurance subsidiary (the "Captive"), which is restricted for use to secure the noncurrent portion of the insured liability program (see Note 16). At December 31, 2023, the restricted $0.1 million of cash of the Captive which is restricted for use in order to secure the current portion of the insured liability program.

Included in the cash and cash equivalents as of December 31, 2023 and 2022 is cash received from Lumo Sweden (see Note 2)

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Solar Panels

Inventories related to solar panels are stated at the lower of cost or net realizable value. The cost is determined using the first-in, first-out basis and includes both the costs of acquisition and the costs of manufacturing. These costs include direct material, direct labor, and indirect manufacturing costs.

The Company regularly reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. The Company also regularly evaluates the quantities and values of inventories, in light of current market conditions and trends, among other factors and records write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of modules in the systems business, expected demand, anticipated sales prices, strategic raw material requirements, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, product merchantability, and other factors. Market conditions are subject to change, and actual consumption of our inventory could differ from forecasted demand.

Inventories consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Natural gas	$1,309	$3,302
Renewable credits	12,105	10,531
Solar panels, net	1,184	1,881
Total inventories	$14,598	$15,714

In the year ended December 31, 2023, the Company recorded an inventory valuation allowance of $1.1 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value.

The change in the inventory valuation was as follows:

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2023
Reserves deducted solar panel inventories:
Allowance for inventory valuation	$—	$1,148	$—	$1,148

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

Property, plant and equipment—net is stated at historical cost less accumulated depreciation and any impairment. The Company provides for depreciation using a straight-line method over estimated useful life of the assets. Any leasehold improvements are amortized over the lesser of the lease term or the useful life. The cost of major additions and improvements are capitalized, while maintenance and repair costs that do not improve or extend the lives of the respective assets are charged to operations as incurred.

Asset retirement obligations consist of the Company's contractual liability for the removal and disposal cost of its solar array systems. These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense. The amounts added to the carrying amounts of the solar array system will be depreciated over the useful lives of the assets.

The estimated useful life of property plant and equipment as follows:

Years
Machinery and equipment	2 — 9
Solar array system	14 — 29
Computer software and development	2 — 5
Computers and computer hardware	2 — 5
Office equipment and other	4 — 27

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

The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests the recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the excess of carrying value over fair value of the assets. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Indefinite Lived Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

The Company has 2 reportable segments with 3 underlying reporting units: GRE and Genie Renewables, which is comprised of Solar and Diversegy.

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

The Company performs its annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, the Company has the option, for any or all of its reporting units that carry goodwill — to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, GRE utilizes forward physical delivery contracts for a portion of their purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, therefore these contracts are not adjusted to fair value. GRE also applies the normal purchase and normal sale accounting treatment to forward contracts for the physical delivery of electricity in nodal energy markets that result in locational marginal pricing charges or credits, since this does not constitute a net settlement, even when legal title to the electricity is conveyed to the ISO during transmission. Accordingly, GRE recognizes revenue from customer sales, and the related cost of revenues, at the contracted price, as electricity and natural gas is delivered to retail customers.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. Shipping, handling and freight charges were $0.1 million and a minimal amount was included in cost of goods sold for the years ended December 31, 2023 and 2022, respectively. Distribution and handling costs of $0.1 million were recorded in selling, general and administrative expenses for each of the years ended December 31, 2023 and 2022.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expenses in the period in which it is incurred. In the years ended December 31, 2023 and 2022, advertising expenses included in selling, general and administrative expenses were $6.2 million and $7.0 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2023	2022
	(in thousands)
Basic weighted-average number of shares	$25,553	$25,629
Effect of dilutive securities
Shares underlying stock options and warrants	63	561
Non-vested restricted Class B common stock	446	176
Diluted weighted-average number of shares	$26,062	$26,366

The following shares were excluded from the diluted earnings per share computations:

	Year ended December 31,
(in thousands)	2023	2022
Non-vested deferred stock units	—	210

Non-vested deferred stock units were excluded from the basic and diluted weighted average shares outstanding calculation because the market condition for vesting of those deferred stock units was not met as of December 31, 2022.

Stock-Based Compensation

The Company recognizes compensation expense for grants of stock-based awards to its employees based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the requisite service period, which approximates the vesting period. Stock-based compensation is included in selling, general and administrative expenses. Forfeitures of equity grants are recognized as incurred.

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

The following table summarizes the percentage of consolidated trade receivable by the customer that equaled or exceeded 10.0% of consolidated net trade receivables at December 31, 2023 and 2022 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2023 and 2022).

	December 31,
	2023	2022
Customer A	21.4%	na	%
Customer B	na	10.2

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2023	2022
Customer A	19.5%	na	%
Customer B	na	10.1

na—less than 10.0% of consolidated revenue in the period

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2023
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4,826	$2,362	$(614)	$6,574
Year ended December 31, 2022
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$6,139	$2,515	$(3,828)	$4,826

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

Accounting Standards Updates

In June 2016, the FASB issued Accounting Standards Updated ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company adopted the new standard on January 1, 2023 with no significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. The new provisions require all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new provisions are required to be applied on a prospective basis; retrospective application is permitted. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Although the new standard only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The new provisions permit entities to report multiple measures of a reportable segment’s profit or loss if the CODM uses those measures to allocate resources and assess performance. The new standard is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. Although the new standards only require additional disclosures, the Company is in the process of determining the impact of this guidance to its segment disclosures.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Acquisition and Discontinued Operations

Acquisition of Solar System Facilities

On November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of $ 7.5 million, including $1.0 million being held in escrow to be released to the sellers upon satisfaction of the conditions set forth in the related purchase agreement.

The acquisition is accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction cost to solar arrays assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 14 to 30 years.

On November 3, 2023, the Company also signed an agreement to purchase from the sellers another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions, which were not met as of December 31, 2023. In February 2024, the purchase of the solar system facility in Indiana was completed after the closing conditions were met.

The Company recorded revenue from the solar array acquisitions of approximately $0.1 million in its consolidated statements of operations and comprehensive income for the year ended December 31, 2023. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The acquired assets are allocated to the Renewables segment.

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility in the energy markets in Europe, in July 2022, the Company initiated a plan to dispose of certain assets and liabilities of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price has been, and is expected to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

In July 2022, Lumo Sweden entered into a transaction to transfer, effective August 5, 2022, its customers to a third party for a nominal consideration. In August 2022, Lumo Finland entered into a transaction to transfer its variable rate customers to a third party for €1.9 million (equivalent to $2.0 million) and terminated the contracts of fixed rate customers.

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

On November 7, 2022, Lumo Finland filed a petition for bankruptcy, which was approved by the Helsinki District Court on November 9, 2022. The administration of Lumo Finland was transferred to an administrator (the "Administrator"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effect November 9, 2022.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Finland and Lumo Sweden:

	December 31, 2023	December 31, 2022
	(in thousands)
Assets
Cash	$2,483	$1,503
Receivables from the settlement of the derivative contract—current	10,699	23,351
Current assets of discontinued operations	$13,182	$24,854

Receivables from the settlement of the derivative contract—noncurrent	$2,362	$12,689
Other noncurrent assets	5,078	3,616
Noncurrent assets of discontinued operations	$7,440	$16,305

Liabilities
Income taxes payable	1,399	10,894
Accounts payable and other current liabilities	91	42
Current liabilities of discontinued operations	$1,490	$10,936

Deferred tax liabilities	698	686
Noncurrent liabilities of discontinued operations	$698	$686

The summary of the results of operations of the discontinued operations were as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Total revenues	$—	$25,247
Cost of revenues	—	(8,357)
Gross profit	—	33,604
Selling, general and administrative expenses	—	5,190
Loss from operations	—	28,414
Gain from the settlement of assets	—	7,482
Loss from deconsolidation of subsidiary	—	(314)
Foreign exchange gains	—	2,241
Other income	442	383
Net income before taxes	442	38,206
Income taxes	28	7,761
Income from discontinued operations, net of taxes	$414	$30,445

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of cash flows of the discontinued operations:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating Activities
Net income	$414	$30,445
Non-cash items	(1,743)	(8,370)
Changes in assets and liabilities	12,869	(7,395)
Cash flows used in operating activities of discontinued operation	$11,540	$14,680

In furtherance of the Company’s exit from retail energy markets in Finland and Sweden and to facilitate the maximization of value at Lumo Sweden, on November 3, 2022, the Company acquired additional minority interests in Lumo Finland and Lumo Sweden from an employee for 132,302 restricted Class B common stock of the Company, which will vest ratably from November 2022 to May 2025. The Company increased its interest in Lumo Finland from 91.6% to 96.6% and in Lumo Sweden from 97.7% to 100%.

The assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

On November 8, 2023, the Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.9 million as of December 31, 2023) belongs to the Bankruptcy Estate. The Company believes that the Administrator’s position is without merit, and it intends to vigorously defend its position against the Administrator’s claims.

Genie was also notified that the Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.7 million as of December 31, 2023) prior to the bankruptcy. The Administrator has also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.8 million as of December 31, 2023) related to Genie’s payment to the supplier under the terms of a previously supplied parental guarantee. The Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland.  The Company believes that the Administrator’s position is incorrect, and intends to vigorously challenge the Administrator’s claims. Nevertheless, should the Administrator succeed in clawing back the funds from the supplier, it is possible that following the conclusion of the bankruptcy proceedings, the supplier will seek to recover its losses against the Company, under terms of the parental guarantee. At this time, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinuance of U.K. Operations

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

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2023.

As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Administrators to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit are consolidated effective November 28, 2023. In 2023 and 2022, the Administrator paid the Company a return of its interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer) and £4.6 million (equivalent to $5.4 million on the dates of transfer), respectively.

As a result of regaining control of Orbit, the Company consolidated the accounts of Orbit effective November 28, 2023 and recorded cash and accrued expenses of $21.1 million and $0.8 million, respectively. At December 31, 2023 Orbit has income tax payable and accrued expenses of $2.6 million and $0.8 million, respectively, included in current liabilities of discontinued operations in the consolidated balance sheet.

In 2023, the Company recognized income from discontinued operation, net of taxes amounting to $5.4 million, mainly from the increase in the estimated value of our interest in Orbit due to a change in estimated net assets of Orbit after the Administrator settled the remaining liabilities. There was no income or loss from discontinued operations recognized in 2022.

The assets and liabilities of Orbit were included in GRE International segment.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Marketable equity securities	$396	$—	$—	$396
Derivative contracts	$673	$—	$—	$673
Liabilities:
Derivative contracts	$1,724	$—	$—	$1,724
December 31, 2022
Assets:
Marketable equity securities	$490	$—	$—	$490
Derivative contracts	$4,060	$—	$—	$4,060
Liabilities:
Derivative contracts	$2,857	$—	$—	$2,857

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

Restricted cash — short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At December 31, 2023 and 2022, the carrying amount of these assets and liabilities approximated fair value. The fair value estimate for restricted cash — short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At December 31, 2023 and 2022, other assets included notes receivable. The carrying amounts of the note receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2023 and 2022.

The primary non-recurring fair value estimates typically involve goodwill impairment testing (see Note 7), which involves Level 3 inputs, and asset impairments (see Note 7) which utilize Level 3 inputs.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2023 and 2022, GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2023 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2024	17,936	745,000
Second quarter 2024	—	75,000
Third quarter 2024	24,208	—
Fourth quarter 2024	—	—
First quarter 2025	—	225,000
Second quarter 2025	—	227,500
Third quarter 2025	—	230,000
Fourth quarter 2025	—	230,000
First quarter 2026	—	—
Second quarter 2026	—	—
Third quarter 2026	3,520	—
Fourth quarter 2026	6,080	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2023	2022
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$321	$2,799
Energy contracts and options	Other assets	352	1,261
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$673	$4,060

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$1,716	$1,800
Energy Contracts and options	Other liabilities	8	1,057
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$1,724	$2,857

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of (Loss) Gain Recognized on Derivatives
		Year ended December 31,
(in thousands)		2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of (Gain) Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$(28,887)	$117,607

Note 5 — Leases

The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2024 and 2052. The Company has no finance leases.

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

	December 31,
	2023	2022
	(in thousands)
ROU assets	$2,138	$1,892

Current portion of operating lease liabilities	$309	$250
Noncurrent portion of operating lease liabilities	1,952	1,699
Total	$2,261	$1,949

At December 31, 2023, the weighted average remaining lease term is 13.6 years and the weighted average discount rate is 7.1%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2023 and 2022 are as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$638	$563

ROU assets obtained in the exchange for lease liabilities
Operating leases	$237	$501

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future lease payments under operating leases as of December 31, 2023 were as follows:

(in thousands)
2024	471
2025	402
2026	301
2027	306
2028	312
Thereafter	2,240
Total future lease payments	4,032
Less imputed interest	1,771
Total operating lease liabilities	$2,261

Rental expenses under operating leases were $0.6 million for each of the years ended December 31, 2023 and 2022, respectively.

Note 6 — Property and Equipment

	December 31,
	2023	2022
	(in thousands)
Solar system facilities	$7,732	$—
Computer software	2,329	2,229
Computers and computer hardware	219	219
Office equipment and other	198	185
Construction in progress	7,362	826
	17,840	3,459
Less: accumulated depreciation	(2,648)	(2,568)
Property and equipment, net	$15,192	$891

Property and equipment depreciation expenses were $0.1 million and a minimal amount in the years ended December 31, 2023 and 2022, respectively.

In the second half of 2023, the Company transferred $5.4 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Goodwill and Other Intangibles

There are no changes in the carrying amount of goodwill for the period from January 1, 2020 to December 31, 2023. The carrying value of goodwill as of December 31, 2023 and 2022 was $10.0 million which is allocated to the GRE segment.

The Company performed its annual goodwill impairment test as of October 1, 2023. The Company elected to perform a qualitative analysis. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2023	(in thousands)
Patents and trademarks	18.1 years	$3,510	$(1,383)	$2,127
Customer relationships	9.0 years	1,100	(774)	326
Licenses	10.0 years	479	(198)	281
TOTAL		$5,089	$(2,355)	$2,734
December 31, 2022
Trademark	18.1 years	$3,510	$(1,154)	$2,356
Customer relationships	9.0 years	1,100	(652)	448
Licenses	10.0 years	479	(150)	329
TOTAL		$5,089	$(1,956)	$3,133

Amortization expense of intangible assets was $0.4 million in in each of the years ended December 31, 2023 and 2022. The Company estimates that the amortization expense of intangible assets will be $0.4 million, $0.4 million, $0.3 million, $0.3 million, $0.2 million and $1.2 million in the years ending December 31,2024, 2025, 2026, 2027, 2028 and thereafter, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Other Assets

	December 31,
	2023	2022
	(in thousands)
Security deposits	7,950	7,341
Right-of-use assets, net of amortization	2,138	1,892
Fair value of derivative contracts—noncurrent	352	1,261
Other assets	4,807	3,362
Total other assets	$15,247	$13,856

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Renewable energy	$31,662	$18,444
Liability to customers related to promotional and retention incentives	9,493	9,111
Payroll and employee benefits	5,095	4,251
Other accrued expenses	3,139	3,853
Total accrued expenses	$49,389	$35,659

Other current liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Contract liabilities	$5,582	$1,759
Current hedge liabilities	1,716	1,800
Current lease liabilities	309	250
Current captive insurance liability	143	—
Others	1,530	740
Total other current liabilities	$9,280	$4,549

Note 10 — Debt

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the fourth amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2023, there are no letters of credit issued by JP Morgan Chase Bank. At December 31, 2023, the cash collateral of $3.2 million was included in restricted cash—short-term in the consolidated balance sheet.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Domestic	$18,088	$77,248
Foreign	20	275
INCOME BEFORE INCOME TAXES	$18,108	$77,523

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred income tax assets (liabilities):
Net operating loss	$10,378	$10,229
Accrued expenses	1,899	1,638
Bad debt reserve	1,773	1,300
Provision for captive insurance liability	778	—
Lease liability	610	400
Stock options and restricted stock	321	918
Unrealized gain	228	1,710
State taxes	38	37
Amortization	(183)	181
ROU assets	(573)	(386)
Total deferred income tax assets	15,269	16,027
Valuation allowance	(10,069)	(10,228)
DEFERRED INCOME TAX ASSETS, NET	$5,200	$5,799

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

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
	2023	2022
	(in thousands)
Current:
Federal	$3,571	$15,376
State and local	1,267	6,258
	4,838	21,634
Deferred:
Federal	(279)	(393)
State and local	(320)	(204)
	(599)	(597)
PROVISION FOR INCOME TAXES	$4,239	$21,037

The differences between provision for income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
U.S. federal income tax benefit at statutory rate	$3,803	$16,280
State and local income tax, net of federal benefit	1,242	4,760
Valuation allowance	(159)	(32)
Stock-based compensation	(812)	—
Others	165	29
PROVISION FOR INCOME TAXES	$4,239	$21,037

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $37.9 million that begin to expire in 2025. Net operating loss carry-forwards in the amount of $28.0 million related to Prism may be subject to Internal Revenue Code Section 382 limitation at the time of utilization.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2023
Reserves for valuation allowances deducted from deferred income taxes, net	$10,228	$—	$(159)	$10,069
Year ended December 31, 2022
Reserves for valuation allowances deducted from deferred income taxes, net	$10,260	$—	$(32)	$10,228

As of December 31, 2023 and 2022, the Company maintains a valuation allowance on the deferred tax assets of net operating losses relating to consolidated U.S. entities and its Israel entity.

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$260	$360
Additions based on tax positions related to the current period	13	4
Additions based on tax positions related to prior periods	—	—
Lapses of statutes of limitations	(90)	(104)
Balance at end of period	$183	$260

All of the unrecognized income tax benefits at December 31, 2023 and 2022 would have affected the Company’s effective income tax rate if recognized. The Company does expect the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months.

In the years ended December 31, 2023 and 2022, the Company recorded a minimal amount of interest on income taxes. At December 31, 2023 and 2022, accrued interest included in current income taxes payable was minimal.

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

Series 2012-A Preferred Stock

Each share of Series 2012-A Preferred Stock had a liquidation preference of $8.50 (the “Liquidation Preference”), and was entitled to receive an annual dividend per share equal to the sum of (i) $0.6375 (the “Base Dividend”) plus (ii) seven and one-half percent (7.5%) of the quotient obtained by dividing (A) the amount by which the EBITDA for a fiscal year of the Company’s retail energy provider business exceeds $32 million by (B) 8,750,000 (the “Additional Dividend”), payable in cash. EBITDA consists of income (loss) from operations exclusive of depreciation and amortization and other operating gains (losses). During any period when the Company has failed to pay a dividend on the Preferred Stock and until all unpaid dividends have been paid in full, the Company is prohibited from paying dividends or distributions on the Company’s Class B or Class A common stock.

The Series 2012-A Preferred Stock was redeemable, in whole or in part, at the option of the Company 100% of the Liquidation Preference plus accrued and unpaid dividends.

The Base Dividend was payable (if declared by the Company’s Board of Directors, and accrued, if not declared) quarterly on each February 15, May 15, August 15 and November 15, and to the extent that there is any Additional Dividend payable with respect to a fiscal year, it was to be paid to holders of Preferred Stock with the May dividend. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Preferred Stock was equal in rank to all other equity securities of the Company, the terms of which specifically provided that such equity securities rank on a parity with the Preferred Stock with respect to dividend rights or rights upon the Company’s liquidation, dissolution or winding up; senior to the Company’s common stock; and junior to all of the Company’s existing and future indebtedness.

Each share of Preferred Stock had the same voting rights as a share of Class B common stock, except on certain matters that only impacted the Company’s common stock, as well as additional voting rights on specific matters or upon the occurrence of certain events.

Dividend Payments

In the year ended December 31, 2023, the Company paid aggregate cash Base Dividends of $0.3188 per share on its Preferred Stock, equal to $0.3 million in Base Dividends paid. In May 2023, the Company also paid Additional Dividends of $0.5301 per share of its Preferred Stock, equal to $0.5 million in respect of the GRE results of operations through December 31, 2022. In the year ended December 31, 2022, the Company paid aggregate cash base dividends of $0.6376 per share on its Preferred Stock, equal to $1.4 million in Base Dividends paid. In May 2022, the Company paid Additional Dividends of $0.0848 per share on its Preferred Stock, equal to $0.2 million, in respect of the GRE results of operations through December 31, 2021.

In each of the years ended December 31, 2023 and 2022, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $8.0 million total dividends paid.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2024, the Company paid a dividend of $0.075 per share of its Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 20, 2024

The Delaware Corporation Law allows companies to declare dividends out of its “Surplus,” which is calculated by deducting the par value of the company’s stock from the difference between total assets less total liabilities. The Company elected to record dividends declared against accumulated deficit.

Stock Repurchases and Redemption

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2023, the Company acquired 3,778 shares of Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. In 2022, the Company acquired 639,393 shares of Class B common stock under the stock repurchase program for an aggregate amount of $4.4 million. At December 31, 2023, 4.7 million shares remained available for repurchase under the stock repurchase program.

In addition, in the year ended December 31, 2023, the Company paid $1.6 million to repurchase 111,319 shares of its Class B common stock and in the year ended December 31, 2022, the Company paid $0.6 million to repurchase 60,342 shares of its Class B common stock, in each case that were tendered by the Company’s employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2023 and 2022, the Company held 2.9 million and 2.7 million shares of Class B common stock, respectively, in treasury, with respective costs of $22.7 million and $19.0 million, and a weighted average cost of $7.75 and $7.03 per share.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning, in the second quarter of 2022, up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share. In 2023 and 2022, the Company redeemed 983,385 and 1,339,341 shares of Preferred Stock at the liquidation preference of $8.50 for an aggregate amount of  $8.4 million and $11.4 million, respectively. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

Exercise of Stock Options

In May 2023, Howard S. Jonas exercised options to purchase 256,818 shares of Class B common stock through a cashless exercise and the Company issued 98,709 Class B common stock to Howard S. Jonas with the remaining 158,109 Class B common stock used for payment of the exercise price or retained by the Company to satisfy withholding tax obligations in connection to the exercise of the options.

Sales of Shares and Warrants

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and then the holder of the controlling portion of the Company's common stock, shares of the Company's Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. In June 2023, the holder of these warrants exercised the warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

In addition, on June 12, 2018, the Company sold to a third-party investor treasury shares of the Company’s Class B common stock for an aggregate sales price of $1.0 million and warrants to purchase an additional 209,644 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $1.0 million. In May 2022, the holder of these warrants exercised the warrants in full through a cashless exercise and the Company issued 72,657 common shares with the remaining warrants purchase 136,987 shares being cancelled to settle the exercise price.

As of December 31, 2023, there were outstanding no warrants to purchase the Company’s Class B common stock.

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

On March 8, 2021, the Board of Directors adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provide for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. On May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock. At December 31, 2023, the Company had 0.3 million shares of Class B common stock available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2022	417	$7.84
Granted	44	12.10
Vested	(199)	7.35
Forfeited	(1)	5.94
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2023	261	$8.45

At December 31, 2023, there was $0.5 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 years. The total grant date fair value of shares vested was $1.5 million and $1.3 million in the years ended December 31, 2023 and 2022, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $1.5 million and $1.3 million in each of the years ended December 31, 2023 and 2022, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant (which is determined by reference to the closing price for the Class B common stock on the New York Stock Exchange trading date immediately preceding the grant. Option awards generally vest on a graded basis over three years of service and have five-year contractual terms. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	383	$5.56	0.6	$1,830
Granted	—	—
Exercised	(257)	—
Cancelled/Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2023	126	8.05	0.1	$2,534
EXERCISABLE AT DECEMBER 31, 2023	126	$8.05	0.1	$2,534

The total intrinsic value of options exercised during the year ended December 31, 2023 was $2.8 million. At December 31, 2023, there was no unrecognized compensation cost related to non-vested stock options. There was no compensation cost related to vesting of the options in the years ended December 31, 2023 and 2022.

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

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which were eligible to vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitled the recipient to receive, upon vesting, up to two restricted shares of Class B common stock of the Company depending on market conditions which restricted shares will be subject to restrictions that will lapse annually over three years from grant. The grant-date fair value of the deferred stock units is being amortized over approximately 3.5 years after the date of grant irrespective of whether the 2023 market conditions were met. In the second quarter of 2022, the 2022 market conditions were partially achieved and the Company issued 290,000 shares of its restricted Class B common stock. In February 2023, the remaining portion of the 2022 market condition was achieved and the Company issued an additional 290,000 restricted shares of its Class B common stock. The restricted shares to be issued will be subject to service-based vesting conditions as described above.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The Company recognized compensation costs related to the deferred stock units award of $1.3 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there were approximately $0.6 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 0.8 years.

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Net loss	$850	$747
Aggregate funding provided by the Company, net	$1,104	$329

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2023	2022
	(in thousands)
ASSETS
Cash, cash equivalents and restricted cash	$265	$295
Trade accounts receivable	275	549
Prepaid expenses and other current assets	323	363
Other assets	360	359
TOTAL ASSETS	$1,223	$1,566
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$611	$700
Due to IDT Energy	4,893	5,997
Noncontrolling interests from CCE	(4,281)	(5,131)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,223	$1,566

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Legal and Regulatory Proceedings

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of December 31, 2023, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the years ended December 31, 2023 and 2022, Resident Energy's gross revenues from sales in Illinois were $48.3 million and $32.7 million, respectively.

In addition to the matter disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Refer to Note 2—Acquisitions and Discontinued Operations, for discussion related to the administration of Lumo Finland.

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

Residents Energy

In August 2020, Residents Energy began marketing retail energy services to Connecticut. For the year ended December 31, 2023, Residents Energy's gross revenues from sales in Connecticut was $0.2 million. During the fourth quarter of 2021, the enforcement division of PURA contacted Residents Energy concerning customer complaints received in connection with alleged door-to-door marketing activities in violation of various rules and regulations. On March 12, 2021, the enforcement division filed a motion against Resident Energy with the adjudicating body of PURA, seeking the assessment of $1.5 million in penalties, along with a suspension of license, auditing of marketing practices upon reinstatement and an invitation for settlement discussions.

In June 2021, the parties settled the dispute. Pursuant to the terms of the settlement agreement, Residents Energy paid $0.3 million and volunteered to withdraw from the market in Connecticut for a period of 36 months.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $144.1 million at December 31, 2023, of which $128.3 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2023 are expected to be paid as follows (in thousands):

2024	108,170
2025	33,644
2026	2,261
2027	—
2028	—
Thereafter	—
Total payments	$144,075

For the year ended December 31, 2023, the Company purchased $39.4 million and $16.8 million of electricity and renewable energy credits, respectively, under these purchase commitments. For the year ended December 31, 2022, the Company purchased $39.0 million and $19.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2023, GRE had commitments to purchase renewable energy credits of $15.8 million.

Captive Insurance

In December 2023, the Company established a Captive insurance company with the primary purpose of enhancing the Company's risk financing strategies. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The covered risks are both current and related to historical business activities.

The Company, with input from external experts, estimated the expected ultimate cost of: 1) claims defense cost, settlements and penalties resulting from insured risk, and 2) stranded risk which includes economic losses due to regulatory restrictions or unanticipated reduction of demand, as well as the level cost associated with contesting such restrictions. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

In December 2023, the Company paid a $51.2 million premium to the Captive recognized as restricted cash in the consolidated balance sheet. At December 31, 2023, the balance of short-term and long-term restricted cash of Captive are $6.5 million and $44.9 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer's liabilities, particularly those related to insured risks. The Company also recognized a $45.1 million provision for captive insurance liability for the year ended December 31, 2023, related to the Captive's exposure for the insured risks. At December 31, 2023, the current captive insurance liability of $0.1 million is included in other current liabilities in the consolidated balance sheet.

The captive insurance liability outstanding at December 31, 2023 is expected to be paid as follows (in thousands):

2024	$143
2025	997
2026	2,366
2027	3,455
2028	3,832
Thereafter	34,295
Total payments	$45,088

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2023, GRE had aggregate performance bonds of $19.4 million outstanding and a minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GREs REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2023, the Company was in compliance with such covenants. At December 31, 2023, restricted cash — short-term of $0.7 million and trade accounts receivable of $67.5 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $21.0 million at December 31, 2023.

Note 17 — Related Party Transactions

On November 2, 2023, the Company made a charitable donation to Genie Energy Charitable Foundation ("Genie Foundation") by issuing 50,000 shares of Class B common stock from its treasury stock with an aggregate value of approximately $1.0 million. The Company is the sole member of Genie Foundation and the Company's Chief Executive Officer and Chief Financial Officer serve as members of the board of directors of Genie Foundation.

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the years ended December 31, 2023 and 2022, the Company recognized a minimal amount and $0.8 million in connection with the investment, respectively. At December 31, 2023, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

The charges for services provided by IDT to the Company, and, during the relevant period, rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expenses in the consolidated statements of operations.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2023	2022
	(in thousands)
Amount IDT charged the Company	$1,264	$1,493
Amount the Company charged IDT	$132	$130
Amount Rafael charged the Company	$—	$154

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2023	2022
	(in thousands)
Due to IDT	$165	$185
Due from IDT	$20	$20
Due to Rafael	$—	$—

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.4 million and $0.5 million in 2023 and 2022, respectively, related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2023. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

On February 21, 2022, the Company entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a pre-operating entity engaged in the development of a process to recycle used engine oil into usable gasoline. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel and is due, together with the principal amount on or before December 31, 2023. In 2022, the Company extended an additional NIS0.7 million (equivalent to $0.2 million) to Mr. Ohayon related to his share of operations of Petrocycle. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that it will not meet the expected results. Petrocycle provided full impairment of its property and equipment, the Ohayon Loan and advances to Mr. Ohayon for an aggregate amount of $2.1 million.

Investments in Atid 613.

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounts for using equity method of accounting. The Company did not recognize any equity in net loss from Atid 613 for the year ended December 31, 2023 and 2022. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the year ended December 31, 2023. The carrying value of the Company's investments in Atid was $0.1 million at  December 31, 2022 included in other noncurrent assets in the consolidated balance sheets.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 — Business Segment and Geographic Information

The Company has two reportable business segments: GRE and Genie Renewables. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. Genie Renewables develops, constructs and operates solar energy projects, distributes solar panels, offers energy brokerage and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

	GRE	Genie Renewables	Corporate	Total
	(in thousands)
Year ended December 31, 2023
Revenues	$409,879	$18,829	$—	$428,708
Income (loss) from continuing operations	71,911	(5,789)	(56,113)	10,009
Depreciation and amortization	350	113	—	463
Provision for doubtful accounts receivable	2,129	233	—	2,362
Stock-based compensation	1,024	28	1,731	2,783
Provision for captive insurance liability	—	—	45,088	45,088
Impairment of assets	—	—	—	—
Provision for (benefit from) income taxes	21,119	(1,024)	(15,856)	4,239
Year ended December 31, 2022
Revenues	$303,972	$11,567	$—	$315,539
Income (loss) from continuing operations	92,557	(3,528)	(11,275)	77,754
Depreciation and amortization	336	49	—	385
Provision for doubtful accounts receivables	2,408	107	—	2,515
Stock-based compensation	952	—	2,016	2,968
Provision for captive insurance liability	—	—	—	—
Impairment of assets	—	—	2,066	2,066
Provision for (benefit from) income taxes	24,805	(684)	(3,084)	21,037

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2023	2022
	(in thousands)
GRE	$214,121	$191,839
Genie Renewables	28,912	12,191
Corporate	66,935	18,592
Total assets of continuing operations	309,968	222,622
Assets of discontinued operations	20,587	54,993
Total assets	$330,555	$277,615

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Japan were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
Year ended December 31, 2023	$425,596	$3,112	$428,708
Year ended December 31, 2022	315,539	—	315,539

Net long-lived assets and total assets of continuing operations, net held outside of the United States, which are located primarily in Israel, were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
December 31, 2023
Long-lived assets of continuing operations, net	$21,372	$186	$21,558
Total assets of continuing operations	307,440	2,528	309,968
December 31, 2022
Long-lived assets of continuing operations, net	$15,914	$—	$15,914
Total assets of continuing operations	221,003	1,619	222,622

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

