Form 10-Q
period 2024-03-31
Genie Energy Ltd.
filed 2024-05-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 8, 2024, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,556,298 shares (excluding 3,349,687 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$106,560	$107,609
Restricted cash—short-term	9,918	10,442
Marketable equity securities	372	396
Trade accounts receivable, net of allowance for doubtful accounts of $7,020 and $6,574 at March 31, 2024 and December 31, 2023, respectively	60,087	61,909
Inventory	18,460	14,598
Prepaid expenses	15,049	16,222
Other current assets	6,085	5,475
Current assets of discontinued operations	11,292	13,182
Total current assets	227,823	229,833
Restricted cash—long-term	45,541	44,945
Property and equipment, net	16,139	15,192
Goodwill	9,998	9,998
Other intangibles, net	2,643	2,735
Deferred income tax assets, net	5,200	5,200
Other assets	16,427	15,247
Noncurrent assets of discontinued operations	4,533	7,405
Total assets	$328,304	$330,555
Liabilities and equity
Current liabilities:
Trade accounts payable	22,407	27,881
Accrued expenses	53,821	49,389
Income taxes payable	9,614	6,699
Due to IDT Corporation, net	120	145
Other current liabilities	6,107	9,280
Current liabilities of discontinued operations	8,516	4,858
Total current liabilities	100,585	98,252
Noncurrent captive insurance liability	45,541	44,945
Other liabilities	2,082	2,212
Noncurrent liabilities of discontinued operations	681	638
Total liabilities	148,889	146,047
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2024 and December 31, 2023	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 28,905 and 28,764 shares issued and 25,605 and 25,820 shares outstanding at March 31, 2024 and December 31, 2023, respectively	289	288
Additional paid-in capital	157,549	156,101
Treasury stock, at cost, consisting of 3,300 and 2,944 shares of Class B common stock at March 31, 2024 and December 31, 2023	(29,285)	(22,661)
Accumulated other comprehensive income	(1,911)	3,299
Retained earnings	66,198	60,196
Total Genie Energy Ltd. stockholders’ equity	192,856	197,239
Noncontrolling interests	(13,441)	(12,731)
Total equity	179,415	184,508
Total liabilities and equity	$328,304	$330,555

See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Revenues:
Electricity	$89,396	$74,487
Natural gas	22,398	26,925
Other	7,894	3,864
Total revenues	119,688	105,276
Cost of revenues	85,902	71,990
Gross profit	33,786	33,286
Operating expenses:
Selling, general and administrative (i)	22,901	22,011
Provision for captive insurance liability	1,036	—
Income from operations	9,849	11,275
Interest income	1,340	974
Interest expense	(32)	(19)
Gain (loss) on marketable equity securities and investments	117	(71)
Other income, net	80	3,246
Income before income taxes	11,354	15,405
Provision for income taxes	(2,920)	(4,068)
Net income from continuing operations	8,434	11,337
(Loss) income from discontinued operations, net of taxes	(265)	3,055
Net income	8,169	14,392
Net income (loss) attributable to noncontrolling interests, net	46	(39)
Net income attributable to Genie Energy Ltd.	8,123	14,431
Dividends on preferred stock	—	(157)
Net income attributable to Genie Energy Ltd. common stockholders	$8,123	$14,274

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$8,388	$11,218
Discontinued operations	(265)	3,056
Net income attributable to Genie Energy Ltd. common stockholders	$8,123	$14,274

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.31	$0.44
Discontinued operations	(0.01)	0.12
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.30	$0.56
Diluted
Continuing operations	$0.31	$0.42
Discontinued operations	(0.01)	0.12
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.30	$0.54

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,790	25,326
Diluted	27,298	26,620

Dividends declared per common share	$0.075	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$749	$899

 See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$8,169	$14,392
Other comprehensive loss:
Foreign currency translation adjustments	(5,082)	(28)
Comprehensive income	3,087	14,364
Comprehensive loss attributable to noncontrolling interests	(46)	36
Comprehensive income attributable to Genie Energy Ltd.	$3,041	$14,400

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2024	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,121)	—	(2,121)
Stock-based compensation	—	—	—	—	14	—	749	—	—	—	—	749
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,523)	—	—	—	(2,523)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	1,016
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	(1,200)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(5,210)	—	128	(5,082)
Net income (loss) for three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	8,123	46	8,169
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net loss for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities
Net income	$8,169	$14,392
Net (loss) income from discontinued operations, net of tax	(265)	3,055
Net income from continuing operations	8,434	11,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	1,036	—
Depreciation and amortization	219	115
Provision for doubtful accounts receivable	729	574
Inventory valuation allowance	417	—
Unrealized gain on marketable equity securities and investments and others, net	(49)	(124)
Stock-based compensation	749	899
Changes in assets and liabilities:
Trade accounts receivable	1,093	(10,643)
Inventory	(2,191)	(3,631)
Prepaid expenses	581	(1,032)
Other current assets and other assets	505	1,138
Trade accounts payable, accrued expenses and other liabilities	(5,694)	(2,051)
Due to IDT Corporation, net	(25)	(66)
Income taxes payable	2,914	5,004
Net cash provided by operating activities of continuing operations	8,718	1,520
Net cash provided by operating activities of discontinued operations	4,208	9,714
Net cash provided by operating activities	12,926	11,234
Investing activities
Capital expenditures	(1,206)	(98)
Purchase of solar system facility	(1,344)	—
Purchases of marketable equity securities and other investments	(2,094)	(4,559)
Purchase of equity of subsidiary	(1,200)	—
Proceeds from the sale of marketable equity securities and other investments	—	343
Proceeds from settlement of equity method investment	—	133
Repayment of notes receivable	—	19
Net cash used in investing activities	(5,844)	(4,162)
Financing activities
Dividends paid	(2,121)	(2,108)
Repurchases of Class B common stock	(4,101)	—
Repurchases of Class B common stock from employees	(1,508)	(165)
Redemption of preferred stock	—	(1,000)
Net cash used in financing activities	(7,730)	(3,273)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	74	(10)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(574)	3,789
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	165,479	106,080
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	164,905	109,869
Less: Cash held at of discontinued operations at end of period	2,886	858
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$162,019	$109,011

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 100% of Genie Energy International Corporation (“GEIC”), which owns 100% of Genie Retail Energy (“GRE”) and varied interests in entities that comprise the Genie Renewables segment.

GRE owns and operates retail energy providers (“REPs”), including IDT Energy (“IDT Energy”), Residents Energy (“Residents Energy”), Town Square Energy and Town Square Energy East (collectively, "TSE"), Southern Federal Power ("Southern Federal") and Mirabito Natural Gas (“Mirabito”). The majority of GRE's REP customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

Genie Renewables consists of a 95.5% interest in Genie Solar, an integrated solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar and other sales solutions and a 91.5% interest in Diversegy, an energy broker.

Genie Solar owns Sunlight Energy, a solar energy developer and operator and a 60.0% interest in Prism Solar Technology ("Prism") which designed and manufactures specialized solar panels.

One-Time Tax Credit

In the first quarter of 2024, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income, net in the accompanying consolidated statements of operations for the three months ended March 31, 2023.

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

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its equity ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transferred the administration of Orbit to an administrator (the" Orbit Administrators") effective December 1, 2021.

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements. Since the appointment of the Orbit Administrators, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Since the Company lost control of the management of Orbit in favor of the Orbit Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Orbit Administrators to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit are consolidated effective November 28, 2023.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5% and 30.5% of GRE’s electricity revenues were generated in the third quarters of 2023 and 2022, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$106,560	$107,609
Restricted cash—short-term	9,918	10,442
Restricted cash—long-term	45,541	44,945
Total cash, cash equivalents, and restricted cash	$162,019	$162,996

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18) and Credit Agreement with JPMorgan Chase (see Note 19).

Restricted cash—long-term consists of cash of a wholly-owned captive insurance subsidiary (the "Captive"), which is restricted for use to secure the noncurrent portion of the insured liability program (see Note 18). At March 31, 2024 and December 31, 2023, the restricted cash—short-term $6.3 million of cash of the Captive which is restricted for use in order to secure the current portion of the insured liability program.

Included in the cash and cash equivalents as of March 31, 2024 and December 31, 2023 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Natural gas	$309	$1,309
Renewable credits	15,636	12,105
Solar panels, net of a valuation allowance of $1.3 million and $0.8 million at March 31, 2024 and December 31, 2023, respectively	2,515	1,184
Totals	$18,460	$14,598

In the three months ended March 31, 2024, the Company recorded an inventory valuation allowance of $0.4 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There is no inventory valuation allowance recorded for the three months ended March 31, 2023.

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

Energy generation revenue is earned from both the sale of electricity generated from solar projects and the sale of renewable energy credits which are included in the Other Revenues in the consolidated statement of operations.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2024
Fixed rate	$52,097	$7,429	$—	$59,526
Variable rate	37,299	14,969	—	52,268
Other	—	—	7,894	7,894
Total	$89,396	$22,398	$7,894	$119,688

Three Months Ended March 31, 2023
Fixed rate	$29,505	$5,615	$—	$35,120
Variable rate	44,982	21,310	—	66,292
Other	—	—	3,864	3,864
Total	$74,487	$26,925	$3,864	$105,276

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2024
Non-Commercial Channel	$82,942	$16,922	$—	$99,864
Commercial Channel	6,454	5,476	—	11,930
Other	—	—	7,894	7,894
Total	$89,396	$22,398	$7,894	$119,688

Three Months Ended March 31, 2023
Non-Commercial Channel	$60,123	$20,783	$—	$80,906
Commercial Channel	14,364	6,142	—	20,506
Other	—	—	3,864	3,864
Total	$74,487	$26,925	$3,864	$105,276

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Contract liability, beginning	$5,582	$1,759
Recognition of revenue included in the beginning of the year contract liability	(2,560)	(148)
Additions during the period, net of revenue recognized during the period	663	476
Contract liability, end	$3,685	$2,087

Allowance for doubtful accounts

The change in the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Allowance for doubtful accounts, beginning	$6,574	$4,826
Additions charged (reversals credited) to expense	729	574
Other additions (deductions)	(283)	(17)
Allowance for doubtful accounts, end	$7,020	$5,383

Note 5—Acquisitions and Discontinued Operations

Acquisition of Solar System Facilities

On November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of $7.5 million, including $1.0 million being held in escrow to be released to the sellers upon satisfaction of the conditions set forth in the related purchase agreement.

The acquisition has been accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 14 to 30 years.

On November 3, 2023, the Company also signed an agreement to purchase from the sellers another special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed after the closing conditions were met. The acquisition has been accounted for as asset acquisition and the Company recorded $1.3 million to solar arrays assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 30 years.

The acquired assets are allocated to the Renewables segment.

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility of the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price has been fixed and is expected to continue to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023. Lumo Sweden is continuing to liquidate their remaining receivables and settle any remaining liabilities.

In November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to an administrator (the "Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its equity ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effect November 9, 2022.

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets
Cash	$2,886	$2,483
Receivables from the settlement of derivative contract—current	8,406	10,699
Current assets of discontinued operations	$11,292	$13,182

Receivables from the settlement of derivative contract—noncurrent	$426	$2,362
Other noncurrent assets	4,107	5,078
Noncurrent assets of discontinued operations	$4,533	$7,440

Liabilities
Income taxes payable	1,721	1,399
Accounts payable and other current liabilities	31	91
Current liabilities of discontinued operations	$1,752	$1,490

Deferred tax liabilities	681	698
Noncurrent liabilities of discontinued operations	$681	$698

The summary of the results of operations of the discontinued operations of Lumo Finland and Lumo Sweden were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Income from operations	$—	$—
Other income, net	551	250
Income before income taxes	551	250
Provision for income taxes	(816)	(68)
Net (loss) income from discontinued operations, net of taxes	$(265)	$182
Income before income taxes attributable to Genie Energy Ltd.	$551	$250

The following table presents a summary of cash flows of the discontinued operations of Lumo Finland and Lumo Sweden:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Net (loss) income	$(265)	$182
Non-cash items	541	62
Changes in assets and liabilities	3,932	9,470
Cash flows provided by operating activities of discontinued operations	$4,208	$9,714

Prior to being treated as discontinued operations or consolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.0 million as of March 31, 2024) belongs to the Bankruptcy Estate. The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position against the Lumo Administrators' claims.

Genie was also notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of March 31, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against the Company and the supplier for €1.6 million (equivalent to $1.7 million as of March 31, 2024) alleging that a portion of the payment to Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company intends to challenge the Lumo Administrators' claims. Should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier may seek to recover its losses against the Company, under terms of the parental guarantee. At this time, there is insufficient basis to assess an amount of any probable loss.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to Orbit Administrators effective December 1, 2021, which transfer was effective December 1, 2021. All assets and liabilities of Orbit, including cash and receivables remained with Orbit and the management and control of which was transferred to Orbit Administrators.  As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations effective December 1, 2021.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Orbit Administrators to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit were reconsolidated effective November 28, 2023. In 2023, the Orbit Administrators paid the Company a return of its interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer).

Upon reconsolidation of the accounts of Orbit, the Company recorded cash and accrued expenses of $21.1 million and $0.8 million, respectively. At March 31, 2024 Orbit had income tax payable of $6.8 million, included in current liabilities of discontinued operations in the consolidated balance sheet. At December 31, 2023 Orbit has income tax payable and accrued expenses of $2.6 million and $0.8 million, respectively, included in current liabilities of discontinued operations in the consolidated balance sheet.

There were no income or loss from discontinued operations recognized in the three months ended March 31, 2024. In the three months ended March 31, 2023, the Company recognized income from discontinued operation, net of taxes of $2.9 million mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the expected settlement of the liabilities by the Orbit Administrators.

Prior to being treated as discontinued operations and deconsolidation, the assets and liabilities of Orbit were included in the Company's former GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2024
Assets:
Marketable equity securities	$372	$—	$—	$372
Derivative contracts	$784	$—	$—	$784
Liabilities:
Derivative contracts	$145	$—	$—	$145
December 31, 2023
Assets:
Marketable equity securities	$396	$—	$—	$396
Derivative contracts	$673	$—	$—	$673
Liabilities:
Derivative contracts	$1,724	$—	$—	$1,724

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2024 or 2023.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2024 and December 31, 2023, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At March 31, 2024 and December 31, 2023, other assets included notes receivable. At March 31, 2024, the carrying amount of the notes receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as March 31, 2024 or December 31, 2023):

	March 31, 2024	December 31, 2023
Customer A	19.9%	21.4%

na—less than 10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended March 31, 2024 and 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues in these periods):

	Three Months Ended March 31,
	2024	2023
Customer A	21.8%	na	%

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2024, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2024 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter 2024	—	77,500
Third quarter of 2024	24,208	—
Fourth quarter of 2024	—	—
First quarter of 2025	—	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	—	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$448	$321
Energy contracts and options	Other assets	336	352
Total derivatives not designated or not qualifying as hedging instruments — Assets		$784	$673

Liability Derivatives	Balance Sheet Location	March 31, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$125	$1,716
Energy contracts and options	Other liabilities	20	8
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$145	$1,724

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2024	2023
		(in thousands)
Energy contracts and options	Cost of revenues	$5,532	$11,175

Note 8—Other Assets

Other assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Security deposit	$8,097	$7,950
Right-of-use assets, net of amortization	2,045	2,138
Fair value of derivative contracts—noncurrent	329	352
Other assets	5,956	4,807
Total other assets	$16,427	$15,247

Note 9—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2024 to March 31, 2024:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2024	$9,998	$—	$9,998
Additions/deductions during the period	—	—	—
Balance at March 31, 2024	$9,998	$—	$9,998

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2024
Patents and trademarks	18.1 years	$3,510	$(1,431)	$2,079
Customer relationships	9.0 years	1,100	(805)	295
Licenses	10.0 years	479	(210)	269
Total		$5,089	$(2,446)	$2,643
December 31, 2023
Patent and trademark	18.1 years	$3,510	$(1,383)	$2,127
Customer relationships	9.0 years	1,100	(774)	326
Licenses	10.0 years	479	(198)	281
Total		$5,089	$(2,355)	$2,734

Amortization expense of intangible assets was $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively. The Company estimates that amortization expense of intangible assets will be $0.3 million, $0.4 million, $0.3 million, $0.3 million, $0.2 million and $1.2 million for the remainder of 2024, and for 2025, 2026, 2027, 2028 and thereafter, respectively.

Note 10—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Renewable energy	$39,379	$31,662
Liability to customers related to promotions and retention incentives	9,439	9,493
Payroll and employee benefit	1,807	5,095
Other accrued expenses	3,196	3,139
Total accrued expenses	$53,821	$49,389

Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Contract liabilities	$3,685	$5,582
Current hedge liabilities	125	1,716
Current lease liabilities	231	309
Current captive insurance liability	583	143
Others	1,483	1,530
Total other current liabilities	$6,107	$9,280

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

	March 31, 2024	December 31, 2023
	(in thousands)
ROU Assets	$2,045	$2,138

Current portion of operating lease liabilities	232	309
Noncurrent portion of operating lease liabilities	1,879	1,952
Total	$2,111	$2,261

At March 31, 2024, the weighted average remaining lease term was 13.7 years and the weighted average discount rate is 5.8%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$144	$130

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of March 31, 2024 were as follows:

(in thousands)
Remainder of 2024	$330
2025	400
2026	301
2027	306
2028	312
Thereafter	2,240
Total future lease payments	3,889
Less imputed interest	1,778
Total operating lease liabilities	$2,111

Rental expenses under operating leases were $0.1 million for each of the three months ended March 31, 2024 and 2023.

Note 12—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared by the Company on its Class A and Class B common stock during the three months ended March 31, 2024 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date

February 8, 2024	$0.0750	$2,121	February 20, 2024	February 28, 2024

On May 2, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2024. The dividend will be paid on or about May 31, 2024 to stockholders of record as of the close of business on May 20, 2024.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended March 31, 2024, the Company acquired 250,000 Class B common stock under the stock purchase program for an aggregate amount of $4.1 million. There were no purchases under this program in the three months ended March 31, 2023. At March 31, 2024, 4.4 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of March 31, 2024 and December 31, 2023, there were 3.3 million and 2.9 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $29.3 million and $22.7 million, respectively, at a weighted average cost per share of $8.88 and $7.75, respectively.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning, in the second quarter of 2033, up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share. In 2023 and 2022, the Company redeemed and aggregate of  2,322,726 shares of Preferred Stock at the liquidation preference of $8.50 for an aggregate amount of $19.8 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

Exercise of Stock Options

In February 2024, Howard S. Jonas exercised options to purchase 126,176 shares of Class B common stock through a cashless exercise and the Company issued 49,632 Class B common stock to Howard S. Jonas with the remaining 76,544 Class B common stock used for payment of the exercise price or retained by the Company to satisfy withholding tax obligations in connection to the exercise of the options.

In May 2023, Howard S. Jonas exercised options to purchase 256,818 shares of Class B common stock through a cashless exercise and the Company issued 98,709 Class B common stock to Howard S. Jonas with the remaining 158,109 Class B common stock used for payment of the exercise price or retained by the Company to satisfy withholding tax obligations in connection to the exercise of the options.

At March 31, 2024, There were no outstanding options to purchase the Company's common stock.

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

As of March 31, 2024, there were no outstanding warrants to purchase shares of the Company's common stock.

Purchase of Equity of Subsidiaries

In February 2024, the Company purchased from a certain investor a 0.5% equity interest in GEIC for $1.2 million.

Stock-Based Compensation

On March 8, 2021, the Board of Directors adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the Company's 2011 Stock Option and Incentive Plan. The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provide for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares reserved for the grant of awards under the 2021 Plan upon adoption was 1.0 million shares of Class B Common Stock. On May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock.

In February 2022, the Company granted certain employees and members of its Board of Directors an aggregate of 290,000 deferred stock units which were eligible to vest in two tranches contingent upon the achievement of a specified thirty-day average closing price of the Company's Class B common stock within a specified period of time (the "2022 market conditions") and the satisfaction of service-based vesting conditions. Each deferred stock unit entitled the recipient to receive, upon vesting, up to two shares of Class B common stock of the Company depending on market conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. In the second quarter of 2022, the 2022 market conditions were partially achieved and the Company issued 290,000 shares of its restricted Class B common stock. In February 2023, the remaining portion of the 2022 market conditions was achieved and the Company issued an additional 290,000 restricted shares of its Class B common stock in May 2023. The restricted shares issued are subject to service-based vesting conditions as described above.

As of March 31, 2024, there were approximately $0.8 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 0.8 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$26	$92
Aggregate funding (provided by) paid to the Company, net	$92	$79

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$264	$265
Trade accounts receivable	260	275
Prepaid expenses and other current assets	308	323
Other assets	360	360
Total assets	$1,192	$1,223
Liabilities and noncontrolling interests
Current liabilities	$651	$611
Due to IDT Energy	4,801	4,893
Noncontrolling interests	(4,260)	(4,281)
Total liabilities and noncontrolling interests	$1,192	$1,223

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2024	2023
Reported tax rate	25.7%	26.4%

The reported tax rates for the three months ended March 31, 2024 decreased compared to the same period in 2023. The decreases are mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Basic weighted-average number of shares	26,790	25,326
Effect of dilutive securities:
Non-vested restricted Class B common stock	508	441
Stock options and warrants	—	805
Unissued vested deferred stock units	—	48
Diluted weighted-average number of shares	27,298	26,620

Unissued vested deferred stock units in three months ended March 31, 2023 pertain to the weighted average of restricted shares of the company's Class B common stock that the Company expected, at that time, to issue related to satisfaction of 2022 market conditions (see Note 12 — Equity) to the vesting of certain then outstanding deferred stock units.

There were no other instruments excluded from the computation of diluted earnings per share for each of the three months ended March 31, 2024 and 2023.

Note 16—Related Party Transactions

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

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three months ended March 31, 2024 and 2023 the Company recognized a loss of minimal amount and $0.1 million, respectively, in connection with the investment. At March 31, 2024, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

The charges for services provided by IDT to the Company, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amount IDT charged the Company	$218	$322
Amount the Company charged IDT	$36	$37

The following table presents the balance of receivables and payables to IDT:

	March 31, 2024	December 31, 2023
	(in thousands)
Due to IDT	$144	$165
Due from IDT	$24	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.4 million in 2023 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of March 31, 2024. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended March 31, 2024. The Company did not recognize any equity in net loss from Atid 613 for the three months ended March 31, 2023.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended March 31, 2024
Revenues	$112,465	$7,223	$—	$119,688
Income (loss) from operations	14,248	(645)	(3,754)	9,849
Depreciation and amortization	105	114	—	219
Stock-based compensation	247	9	493	749
Provision for doubtful accounts receivables	729	—	—	729
Provision for (benefit from) income taxes	4,089	(611)	(558)	2,920

Three Months Ended March 31, 2023
Revenues	$101,412	$3,864	$—	$105,276
Income (loss) from operations	16,445	(1,148)	(4,022)	11,275
Depreciation and amortization	83	13	—	96
Stock-based compensation	273	1	575	849
Provision for (benefit from) income taxes	4,650	(315)	(267)	4,068
Provision for doubtful accounts receivables	574	—	—	574

Total assets for the business segments of the Company were as follows

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
March 31, 2024	$212,230	$30,593	$85,481	$328,304
December 31, 2023	214,121	28,912	87,522	330,555

The total assets of corporate segment includes total assets of discontinued operations of Lumo Finland and Lumo Sweden with aggregate net book value of $15.8 million and $20.6 million at March 31, 2024 and December 31, 2023, respectively.

Note 18 — Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of March 31, 2024, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three months ended March 31, 2024 and 2023, Resident Energy's gross revenues from sales in Illinois were $12.5 million $13.6 million, respectively.

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Refer to Note 5—Acquisitions and Discontinued Operations, for discussion related to the administration of Lumo Finland.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $130.3 million at March 31, 2024, of which $116.1 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2024 are expected to be paid as follows:

(in thousands)
Remainder of 2024	$83,983
2025	40,089
2026	6,219
2027	—
Thereafter	—
Total payments	$130,291

In the three months ended March 31, 2024, the Company purchased $34.0 million and $4.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended March 31, 2023, the Company purchased $15.8 million and $8.2 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2024, GRE had commitments to purchase renewable energy credits of $14.2 million.

Captive Insurance Subsidiary

In December 2023, the Company established the Captive insurance company with the primary purpose of enhancing the Company's risk financing strategies. The Captive insures the Company against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today's insurance marketplace. The covered risks are both current and related to historical business activities.

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

In December 2023, the Company paid a $51.2 million premium to the Captive, which is, recognized as restricted cash in the consolidated balance sheet. At March 31, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $6.3 million and $45.5 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer's liabilities, particularly those related to insured risks. The Company also recognized a $1.0 million provision for captive insurance liability for the three months ended March 31, 2024, related to the Captive's exposure for the insured risks. At March 31, 2024, the current portion of the captive insurance liability of $0.6 million is included in other current liabilities on the consolidated balance sheet.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for three months ended March 31, 2024 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$45,088
Changes for the provision of prior year claims	(564)
Changes for the provision for current year claims	1,600
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$46,124

The captive insurance liability outstanding at March 31, 2024 is expected to be paid as follows (in thousands).

2024	$269
2025	1,257
2026	2,518
2027	3,497
2028	3,878
Thereafter	34,705
Total payments	$46,124

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2024, GRE had aggregate performance bonds of $21.5 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2024, the Company was in compliance with such covenants. At March 31, 2024, restricted cash—short-term of $0.4 million and trade accounts receivable of $64.2 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.0 million at March 31, 2024.

Note 19—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On February 14, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2024, there are no letters of credit issued by JP Morgan Chase Bank. At March 31, 2024, the cash collateral of $3.3 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are comprised of Genie Retail Energy ("GRE") and Genie Renewables.

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern and Midwestern United States and Texas.

Genie Renewables holds our 95.5% interest in  Genie Solar, an integrated solar energy company, our 92.8% interest in CityCom Solar, a marketer of community solar and other sales solutions and our 96.0% interest in Diversegy, an energy broker.

Genie Solar holds our interest in Sunlight Energy, a solar energy developer and operator and our 60.0% interest in Prism Solar Technology ("Prism") which designs and manufactures specialized solar panels.

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

We determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements. We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

On November 7, 2022, Lumo Finland filed a petition for bankruptcy, which was approved by the Helsinki District Court on November 9, 2022. The administration of Lumo Finland was transferred to an administrator (the "Lumo Administrators"). All assets and liabilities of Lumo Finland remain with Lumo Finland, in which we retain our equity ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.0 million as of March 31, 2024) belongs to the Bankruptcy Estate. We believe that the Lumo Administrators' position is without merit, and we intend to vigorously defend our position against the Administrators' claims.

We are also notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of March 31, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.7 million as of March 31, 2024) alleging that a portion of the payment to Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss

Discontinued Operations in the United Kingdom

On November 29, 2021 Orbit Energy Limited ("Orbit"), which operated in United Kingdom was declared and its customers were transferred to a “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to a third party Administrators (the "Orbit Administrators"). The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

We determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on our operations and the financial statements. Since the appointment of the Orbit Administrators, we accounted their businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022. Since the Company lost control of the management of Orbit in favor of the Orbit Administrators, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Orbit Administrators. The accounts of Orbit were reconsolidated with those of the Company effective November 28, 2023.

There were no income or loss from discontinued operations recognized in the three months ended March 31, 2024. In the three months ended March 31, 2023, the Company recognized income from discontinued operation, net of taxes of $2.9 million mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Orbit Administrators settle the liabilities.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 94.0% and 96.3% of our consolidated revenues in the three months ended March 31, 2024 and  March 31, 2023, respectively.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2023 and 2022 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5% and 30.5% of GRE’s electricity revenues for 2023 and 2022 respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three months ended March 31, 2024 the associated cost was approximately 1.0% of GRE revenue and approximately 0.9% for the three months ended March 31, 2023, respectively. At March 31, 2024, 86.7% of GRE’s net accounts receivable were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of March 31, 2024 or December 31, 2023).

	March 31, 2024	December 31, 2023
Customer A	19.9%	21.4%

na—less than10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended March 31, 2024 or 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three months ended March 31, 2024 or 2023):

	Three Months Ended March 31,
	2024	2023
Customer A	21.8%	na

na—less than 10.0% of consolidated revenue in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits in the past.

See Note 18, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Note 18, Commitments and Contingencies, in the  Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenues:
Electricity	$89,396	$74,487	$14,909	20.0%
Natural gas	22,398	26,925	(4,527)	(16.8)
Others	671	—	671	nm
Total revenues	112,465	101,412	11,053	10.9
Cost of revenues	80,270	68,874	11,396	16.5
Gross profit	32,195	32,538	(343)	(1.1)
Selling, general and administrative expenses	17,947	16,093	1,854	11.5
Income from operations	$14,248	$16,445	$(2,197)	(13.4)

nm—not meaningful

Revenues. Electricity revenues increased by 20.0% in the three months ended March 31, 2024 compared to the same period in 2023. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the three months ended March 31, 2024 compared to the same period in 2023. Electricity consumption by GRE’s REPs' customers increased by 34.0% in the three months ended March 31, 2024, compared to the same period in 2023, reflecting an 18.4% increase in the average number of meters served and a 13.2% increase in average consumption per meter. The increase in meters served was driven by strong customer acquisitions during 2023 that continued into 2024 which had been curtailed during 2023 due to market conditions. The increase in per meter consumption is due to colder weather in the three months ended March 31, 2024 compared to the same period in 2022. The average rate per kilowatt hour sold decreased 10.4% in the three months ended March 31, 2024 compared to the same period in 2023  due to the shift in the mix of customers and products sold during the quarters.

GRE’s natural gas revenues decreased by 16.8% in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was a result of a decrease in average revenue per therm sold partially offset by an increase in natural gas consumption. The average revenue per therm sold decreased by 22.6% in the three months ended March 31, 2024, compared to the same period in 2023. The decrease in revenue per therm was driven by an increase in the portion of the customer base consisting of commercial customers with fixed rates compared to customers with variable rates in the three months ended March 31, 2024 compared to the same period in 2023. Natural gas consumption by GRE’s REPs’ customers increased by 7.5% in the three months ended March 31, 2024 compared to the same period in 2023, reflecting a 6.0% increase in average meters served in the three months ended March 31, 2024 compared to the same period in 2023, partially offset by a 1.4% decrease in average consumption per meter.

Other revenues in the three months ended March 31, 2024 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Meters at end of quarter:
Electricity customers	281	279	304	301	271
Natural gas customers	83	82	81	80	78
Total meters	364	361	385	381	349

Gross meter acquisitions in the three months ended March 31, 2024, were 70,000 compared to 129,000 for the same period in 2023. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels after a "strategic pause" implemented from the fourth quarter of 2021 through 2022.

Meters served increased by 3,000 meters or 0.8% from December 31, 2023 to March 31, 2024. The increase in the number of meters served at March 31, 2024 compared to December 31, 2023 was due to continued acquisition activities in 2024 and 2023 as discussed above.

In the three months ended March 31, 2024, average monthly churn increased to 5.5% compared to 4.4% for same period in 2023.

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

(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
RCEs at end of quarter:
Electricity customers	267	272	298	304	276
Natural gas customers	81	78	77	76	77
Total RCEs	348	350	375	380	353

RCEs at March 31, 2024 decreased 0.6% compared to December 31, 2023. The increase is due to the resumption of customer acquisition activities as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Cost of revenues:
Electricity	$65,717	$45,766	$19,951	43.6
Natural gas	13,888	23,108	(9,220)	(39.9)
Others	665	—	665	nm
Total cost of revenues	$80,270	$68,874	$11,396	16.5

nm—not meaningful

	Three months ended March 31,
(amounts in thousands)	2024	2023	Change
Gross margin percentage:
Electricity	26.5%	38.6%	(12.1)
Natural gas	38.0	14.2	23.8
Others	0.9	—	0.9
Total gross margin percentage	28.6%	32.1%	(3.5)

Cost of revenues for electricity increased in the three months ended March 31, 2024 compared to the same period in 2023 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 7.2% in the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in the average wholesale price of electricity. The gross margin on electricity sales decreased in the three months ended March 31, 2024 compared to the same period in 2023 because the average unit cost of electricity increased while the average rate charged to customers decreased.

Cost of revenues for natural gas decreased in the three months ended March 31, 2024 compared to the same period in 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by an increase in the natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased by 44.1% per therm in the three months ended March 31, 2024 compared to the same period in 2023 to a decrease in the wholesale price of natural gas. Gross margin on natural gas sales increased in the three months ended March 31, 2024 compared to the same period in 2023 because the average rate charged to customers decreased less than the decrease in the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses increased by 11.5% in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in marketing and customer acquisition costs, employee-related costs, POR program fees, processing fees and provision of doubtful account. Marketing and customer acquisition expenses increased by $0.6 million in the three months ended March 31, 2024 compared to the same period in 2023 as a result of an increase in the number of meters acquired during 2023 period. Employee-related expenses increased by $0.3.0 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in the number of employees. POR program fees increased by $0.3. million in the three months ended March 31, 2024 compared to the same period in 2023 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.2 million in the three months ended March 31, 2024 compared to the same period in 2023 as a result of a higher level of activities from an increase in the number of meters. Provision for doubtful accounts increased by $0.2 million in the three months ended March 31, 2024 compared to the same period in 2023 as a result of increase in revenues in non-POR territories. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 15.9% in the three months ended March 31, 2023 to 16.0% in the three months ended March 31, 2024.

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

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenues	$7,223	$3,864	$3,359	86.9%
Cost of revenue	5,632	3,116	2,516	80.7
Gross profit	1,591	748	843	112.7
Selling, general and administrative expenses	2,236	1,896	340	17.9
Loss from operations	$(645)	$(1,148)	$(503)	(43.8)

Revenue. Genie Renewables' revenues increased in the three months ended March 31, 2024 compared to the same period in 2023. The increases in revenues were the result of increases in revenues from the development of the solar projects for customers from Genie Solar, revenues from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses, partially offset by decreases in commissions from selling third-party products to customers by CityCom Solar and sale of solar panels by Prism. Genie Solar projects had significant progress in the in the three months ended March 31, 2024 compared to the same period in 2023.

Cost of Revenues. The variations in the cost of revenues for the three months ended March 31, 2024 compared to the same periods in 2023 are consistent with the variations in revenues of Genie Solar, Diversegy, CityCom Solar and Prism. In the first quarter of 2024, we recorded a $0.4 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three months ended March 31, 2024 compared to the same periods in 2023 primarily due to increases in headcount in Genie Solar and Diversegy, consulting fees and warehousing costs at Genie Solar and depreciation from the solar arrays acquired by Genie Solar in the last six months.

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

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
General and administrative expenses	2,718	4,022	(1,304)	(32.4)
Provision for captive insurance liability	1,036	—	1,036	nm
General and administrative expenses and loss from operations	$3,754	$4,022	$(268)	(6.7)%

Corporate general and administrative expenses decreased in the three months ended March 31, 2024 compared to the same period in 2023, primarily because of decreases in employee-related cost and professional and consulting fees. As a percentage of our consolidated revenues, Corporate general and administrative decreased to 2.3% in the three months ended March 31, 2024 from 3.8% in the three months ended March 31, 2023.

In December 2023, we established a wholly-owned captive insurance subsidiary (the "Captive") with the primary purpose of enhancing our risk financing strategies. In December 2023, we paid $51.2 million premiums to Captive, which amount is included in restricted cash in our consolidated balance sheet as of December 31, 2023. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized a $1.0 million provision for captive insurance liability for the three months ended March 31, 2024 related to Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.9 million in the three months ended March 31, 2024 and 2023. At March 31, 2024, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $1.7 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Income from operations	$9,849	$11,275	$(1,426)	(12.6)%
Interest income	1,340	974	366	37.6
Interest expense	(32)	(19)	13	68.4
Other income, net	80	3,246	(3,166)	(97.5)
Gain (loss) on marketable equity securities and investments	117	(71)	188	264.8
Provision for benefit from income taxes	(2,920)	(4,068)	(1,148)	(28.2)
Net income from continuing operations	8,434	11,337	(2,903)	(25.6)
(Loss) income from discontinued operations, net of tax	(265)	3,055	(3,320)	(108.7)
Net income	8,169	14,392	(6,223)	(43.2)
Net income (loss) attributable to noncontrolling interests	46	(39)	85	(217.9)
Net income attributable to Genie Energy Ltd.	$8,123	$14,431	$(6,308)	(43.7)%

Interest income.  Interest income increased in the three  months ended March 31, 2024, compared to the same period in 2023 primarily due to increase in average cash and cash equivalents and restricted cash during the period.

Other Income, net.  Other income, net in the three months ended March 31, 2024 and 2023 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other income (loss) income, net, in the three months ended March 31, 2024 consisted primarily of on-time tax credit related to payroll taxes incurred in prior years.

Provision for Income Taxes. The change in the reported tax rate for the three months ended March 31, 2024 compared to the same periods in 2023, is the result of changes in the mix of jurisdictions in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three months ended March 31, 2024 compared to the same periods in 2023 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain (loss) on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three months ended March 31, 2024 pertains to the change in fair value of the Company's investments in common stock of Rafael Holdings, Inc. ("Rafael") which the Company acquired in December 2020 and various investments in equity of several entities.

(Loss) income from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three months ended March 31, 2024 is mainly related to foreign exchange differences in Lumo Sweden during the period. Gain from discontinued operations, net of tax in the three months ended March 31, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $106.6 million balance of unrestricted cash and cash equivalents that we held at March 31, 2024 will be sufficient to meet our anticipated cash requirements for at least the period to March 9, 2025.

At March 31, 2024, we had working capital (current assets less current liabilities) of $127.2 million.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash flows provided by (used in):
Operating activities	$8,718	$1,520
Investing activities	(5,844)	(4,162)
Financing activities	(7,730)	(3,273)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	74	(10)
Decrease in cash, cash equivalents and restricted cash of continuing operations	(4,782)	(5,925)
Cash flows provided by discontinued operations	4,208	9,714
Net (decrease) increase in cash, cash equivalents and restricted cash	$(574)	$3,789

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $8.7 million in the three months ended March 31, 2024 compared to net cash used in operating activities of continuing operations of  $1.5 million in the three months ended March 31, 2023. The decrease is primarily the fluctuation in the results of operations in the three months ended March 31, 2024 compared to the same period in 2023.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $8.5 million for the three months ended March 31, 2024, compared to the same period in 2023.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2024, we were in compliance with such covenants. At March 31, 2024, restricted cash—short-term of $0.4 million and trade accounts receivable of $64.2 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $16.0 million at March 31, 2024.

We had purchase commitments of $130.3 million at March 31, 2024, of which $116.1 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At March 31, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $6.3 million and $45.5 million, respectively. We also recognized $1.0 million provision for captive insurance liability for the three months ended March 31, 2024, related to Captive's exposure for the insured risks. At March 31, 2024, the current captive insurance liability of $0.6 million is included in other current liabilities in the consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of March 31, 2024 were $3.9 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2023, we had outstanding aggregate performance bonds of $21.5 million and a minimal amount of unused letters of credit.

Investing Activities

Our capital expenditures decreased $1.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The capital expenditures are mainly for the construction of solar projects at Genie Solar. In the third quarter of 2023, we transferred $4.3 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2024 will be between $6.0 million to $10.00 million mostly related to the solar projects of Genie Renewables.

On November 3, 2023, we acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. The acquisition has been accounted for as an asset acquisition with a total purchase price of $7.7 million, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in our consolidated balance sheet.

On November 3, 2023, we also signed an agreement to purchase from the sellers another special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed after the closing conditions were met. The acquisition has been accounted for as asset acquisition and we recorded $1.3 million to solar arrays assets included in the property and equipment account in the consolidated balance sheet.

In February 2024, we purchased from a certain investor 0.5% interest in GEIC by paying $1.2 million.

In the three months ended March 31, 2024 and 2023, we acquired minimal interests in various ventures for an aggregate amount of investments of $2.1 million and $0.2 million, respectively.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company and a related party. In the three months ended March 31, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, we acquired 150,001 shares of our Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At March 31, 2024, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.4 million.

In the three months ended March 31, 2023, we invested $4.6 million to purchase the common stock of a publicly traded company which we sold for $3.9 million in the second quarter of 2023.

In March 2023, the Company received $0.1 million from Atid 613 Drilling Ltd. ("Atid 613") for the full settlement of its investment in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended March 31, 2023.

On November 29, 2021, Orbit, which operated in the United Kingdon, was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to Orbit Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021. In 2022, we transferred $49.7 million to the Orbit Administrators as part of the administration process. On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Administrators. The accounts of Orbit were reconsolidated with those of the Company effective November 28, 2023. In 2023, the Orbit Administrators paid us a return of our interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer).

Financing Activities

In the three months ended March 31, 2024 and 2023, we paid dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock, or aggregate dividends of $2.1 million and $2.0 million in the three months ended March 31, 2024 and 2023, respectively. On May 2, 2024 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 31, 2024 to stockholders of record as of the close of business on May 20, 2024.

In the three months ended March 31, 2023, we paid Base Dividends of $0.1594 per share of our 2012-A Preferred Stock or Preferred Stock in an aggregate amount of $0.2 million.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the three months ended March 31, 2024, we acquired 250,000 Class B common stock under the stock purchase program for an aggregate amount of $4.1 million. There are no repurchases under this program in the three months ended March 31, 2023. At March 31, 2024, 4.4 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the three months ended March 31, 2023, the Company redeemed 117,647 shares of Preferred Stock under the stock purchase program for an aggregate amount of $1.0 million.

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

In the three months ended March 31, 2024 and 2023, we paid $2.5 million and $0.2 million, respectively, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2024, there is no issued letter of credit from the Credit Line. At March 31, 2024, the cash collateral of $3.3 million was included in restricted cash—short-term in the consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $9.7 million in the three months ended March 31, 2024 compared to $4.2 million in the same period in 2023. The cash provided by operating activities of discontinued operations in the three months ended March 31, 2024 and 2023 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2024 had remained the same as in the three months ended March 31, 2023, our gross profit from electricity would have increased by 14.8 million and our gross profit from natural gas would have decreased $4.4 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $5.5 million and $11.2 million in the three months ended March 31, 2024 and 2023, respectively, from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 18 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2024:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2024	15,792		$28.91	—	4,661,417
February 1–28, 2024	109,916	(2)	18.80	—	4,661,417
March 1–31, 2023	250,000		16.40	250,000	4,411,417
Total	375,708		$18.80	250,000

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

Genie Energy Ltd.

May 9, 2024	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 9, 2024	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

