Form 10-Q
period 2024-06-30
Genie Energy Ltd.
filed 2024-08-08
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 7, 2024, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,318,782 shares (excluding 3,587,203 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$122,342	$107,609
Restricted cash—short-term	9,178	10,442
Marketable equity securities	344	396
Trade accounts receivable, net of allowance for doubtful accounts of $7,349 and $6,574 at June 30, 2024 and December 31, 2023, respectively	54,228	61,909
Inventory	5,637	14,598
Prepaid expenses	11,743	16,222
Other current assets	5,576	5,475
Current assets of discontinued operations	7,080	13,182
Total current assets	216,128	229,833
Restricted cash—long-term	46,400	44,945
Property and equipment, net	20,234	15,192
Goodwill	12,658	9,998
Other intangibles, net	2,551	2,735
Deferred income tax assets, net	5,209	5,200
Other assets	15,308	15,247
Noncurrent assets of discontinued operations	4,295	7,405
Total assets	$322,783	$330,555
Liabilities and equity
Current liabilities:
Trade accounts payable	26,585	27,881
Accrued expenses	36,288	49,389
Income taxes payable	9,062	6,699
Due to IDT Corporation, net	150	145
Other current liabilities	6,505	9,280
Current liabilities of discontinued operations	4,790	4,858
Total current liabilities	83,380	98,252
Noncurrent captive insurance liability	46,400	44,945
Other liabilities	2,771	2,212
Noncurrent liabilities of discontinued operations	678	638
Total liabilities	133,229	146,047
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2024 and December 31, 2023	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 28,906 and 28,764 shares issued and 25,438 and 25,820 shares outstanding at June 30, 2024 and December 31, 2023, respectively	289	288
Additional paid-in capital	158,007	156,101
Treasury stock, at cost, consisting of 3,468 and 2,944 shares of Class B common stock at June 30, 2024 and December 31, 2023	(31,849)	(22,661)
Accumulated other comprehensive income	1,836	3,299
Retained earnings	73,779	60,196
Total Genie Energy Ltd. stockholders’ equity	202,078	197,239
Noncontrolling interests	(12,524)	(12,731)
Total equity	189,554	184,508
Total liabilities and equity	$322,783	$330,555

See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenues:
Electricity	$78,301	$80,199	$167,697	$154,686
Natural gas	8,414	8,975	30,812	35,900
Other	3,981	4,289	11,875	8,153
Total revenues	90,696	93,463	210,384	198,739
Cost of revenues	57,360	55,255	143,262	127,245
Gross profit	33,336	38,208	67,122	71,494
Operating expenses:
Selling, general and administrative (i)	22,015	23,173	44,916	45,184
Provision for captive insurance liability	640	—	1,676	—
Impairment of assets	118	—	118	—
Income from operations	10,563	15,035	20,412	26,310
Interest income	1,362	1,008	2,702	1,982
Interest expense	(331)	(30)	(363)	(49)
Gain on marketable equity securities and investments	110	122	227	51
Other income, net	1,262	(104)	1,342	3,142
Income before income taxes	12,966	16,031	24,320	31,436
Provision for income taxes	(3,465)	(3,865)	(6,385)	(7,933)
Net income from continuing operations	9,501	12,166	17,935	23,503
(Loss) income from discontinued operations, net of taxes	(145)	3,173	(410)	6,227
Net income	9,356	15,339	17,525	29,730
Net (loss) income attributable to noncontrolling interests, net	(256)	183	(210)	144
Net income attributable to Genie Energy Ltd.	9,612	15,156	17,735	29,586
Dividends on preferred stock	—	(176)	—	(333)
Net income attributable to Genie Energy Ltd. common stockholders	$9,612	$14,980	$17,735	$29,253

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$9,757	$11,807	$18,145	$23,025
Discontinued operations	(145)	3,173	(410)	6,228
Net income attributable to Genie Energy Ltd. common stockholders	$9,612	$14,980	$17,735	$29,253

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.37	$0.46	$0.68	$0.90
Discontinued operations	(0.01)	0.12	(0.02)	0.25
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.36	$0.58	$0.66	$1.15
Diluted
Continuing operations	$0.37	$0.45	$0.67	$0.88
Discontinued operations	(0.01)	0.12	(0.02)	0.24
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.36	$0.57	$0.65	$1.12

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,569	25,708	26,760	25,516
Diluted	27,033	26,321	27,272	26,073

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150
(i) Stock-based compensation included in selling, general and administrative expenses	$458	$756	$1,207	$1,605

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$9,356	$15,339	$17,525	$29,730
Other comprehensive loss:
Foreign currency translation adjustments	3,646	72	(1,436)	44
Comprehensive income	13,002	15,411	16,089	29,774
Comprehensive loss attributable to noncontrolling interests	(174)	(185)	451	(149)
Comprehensive income attributable to Genie Energy Ltd.	$12,828	$15,226	$16,540	$29,625

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2024	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,121)	—	(2,121)
Stock-based compensation	—	—	—	—	14	—	749	—	—	—	—	749
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,523)	—	—	—	(2,523)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	1,016
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	(1,200)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(5,210)	—	128	(5,082)
Net income (loss) for three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	8,123	46	8,169
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,031)	—	(2,031)
Stock-based compensation	—	—	—	—	1	—	458	—	—	—	—	458
Class B common stock purchased from Genie Energy Charitable Foundation	—	—	—	—	—	—	—	(768)	—	—	—	(768)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,796)	—	—	—	(1,796)
Consolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	1,286	1,286
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,759	—	(113)	3,646
Net income (loss) for three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	9,612	(256)	9,356
BALANCE AT JUNE 30, 2024	—	$—	1,574	$16	28,906	$289	$158,007	$(31,849)	$1,836	$73,779	$(12,524)	$189,554

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net income (loss) for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation	—	—	—	—	300	3	753	—	—	—	—	756
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Redemption of preferred stock	(866)	(7,359)	—	—	—	—	—	—	—	—	—	(7,359)
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Exercise of warrants	—	—	—	—	1,048	11	4,989	—	—	—	—	5,000
Other comprehensive income	—	—	—	—	—	—	—	—	70	—	2	72
Net income for three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	15,156	183	15,339
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities
Net income	$17,525	$29,730
Net (loss) income from discontinued operations, net of tax	(410)	6,227
Net income from continuing operations	17,935	23,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	1,676	—
Depreciation and amortization	415	191
Impairment of assets	118	—
Provision for doubtful accounts receivable	1,210	1,372
Inventory valuation allowance	417	—
Unrealized gain on marketable equity securities and investments and others, net	(443)	(143)
Stock-based compensation	1,207	1,648
Changes in assets and liabilities:
Trade accounts receivable	6,565	(4,468)
Inventory	6,616	(2,472)
Prepaid expenses	4,479	(1,971)
Other current assets and other assets	1,919	941
Trade accounts payable, accrued expenses and other liabilities	(18,156)	(2,430)
Due to IDT Corporation, net	4	(21)
Income taxes payable	2,362	(11,581)
Net cash provided by operating activities of continuing operations	26,324	4,569
Net cash provided by operating activities of discontinued operations	7,011	15,671
Net cash provided by operating activities	33,335	20,240
Investing activities
Capital expenditures	(1,562)	(561)
Purchase of solar system facility	(1,344)	—
Purchases of marketable equity securities and other investments	(3,042)	(9,312)
Purchase of equity of subsidiary	(1,200)	—
Proceeds from the sale of marketable equity securities and other investments	—	8,009
Proceeds from settlement of equity method investment	—	282
Repayment of notes receivable	—	19
Net cash used in investing activities	(7,148)	(1,563)
Financing activities
Dividends paid	(4,152)	(4,763)
Repurchases of Class B common stock	(5,897)	—
Repurchases of Class B common stock from employees	(1,508)	(1,475)
Repurchase of Class B common stock from Genie Foundation	(768)	—
Proceeds from the exercise of warrants	—	5,000
Redemption of preferred stock	—	(8,359)
Net cash used in financing activities	(12,325)	(9,597)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(140)	(37)
Net increase in cash, cash equivalents, and restricted cash	13,722	9,043
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	165,479	106,080
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	179,201	115,123
Less: Cash held at of discontinued operations at end of period	1,281	465
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$177,920	$114,658

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 100% of Genie Retail Energy (“GRE”) and varied interests in entities that comprise the Genie Renewables segment.

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

In addition to being a solar energy developer and operator, Genie Solar owns a 60.0% interest in Prism Solar Technology ("Prism") which designs and manufactures specialized solar panels.

Impairment of Assets

In the second quarter of 2024, the Company discontinued several projects of Genie Solar as a result of lack of viability. The Company recognized an impairment of assets of $0.1 million related to costs previously capitalized in the property and equipment accounts in the consolidated balance sheets.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income, net in the accompanying consolidated statements of operations for the six months ended June 30, 2024.

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

The Company determined that the discontinuation of the operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023. Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$122,342	$107,609
Restricted cash—short-term	9,178	10,442
Restricted cash—long-term	46,400	44,945
Total cash, cash equivalents, and restricted cash	$177,920	$162,996

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20) and restricted for use in order to secure the current portion of the insured liability program (see Note 19).

Restricted cash—long-term consists of cash of a wholly-owned captive insurance subsidiary (the "Captive"), which is restricted for use to secure the noncurrent portion of the insured liability program (see Note 19).

Included in the cash and cash equivalents as of June 30, 2024 and December 31, 2023 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Natural gas	$737	$1,309
Renewable credits	4,827	12,105
Solar panels, net of a valuation allowance of $nil million and $0.8 million at June 30, 2024 and December 31, 2023, respectively	73	1,184
Totals	$5,637	$14,598

In the six months ended June 30, 2024, the Company recorded an inventory valuation allowance of $0.4 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There is no inventory valuation allowance recorded for the three months ended June 30, 2024. The solar panel inventories are transferred to ongoing solar projects of Genie Solar together with the inventory valuation allowance in the prepaid assets and property and equipment accounts in the balance sheet.

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

Energy generation revenue is earned from both the sale of electricity generated from operating solar projects and the sale of Solar Energy Credits ("SRECs") which are included in the Other Revenues in the consolidated statement of operations.

Revenue from energy generation is recognized when the Company satisfies the performance obligation, which occurs at the time of the delivery of electricity at the contractual rates.

The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. There are no direct costs allocated to SRECs upon generation. The Company typically sells SRECs to different customers from those purchasing the energy. The sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2024
Fixed rate	$47,207	$3,295	$—	$50,502
Variable rate	31,094	5,119	—	36,213
Other	—	—	3,981	3,981
Total	$78,301	$8,414	$3,981	$90,696

Three Months Ended June 30, 2023
Fixed rate	$47,625	$2,983	$—	$50,608
Variable rate	32,574	5,992	—	38,566
Other	—	—	4,289	4,289
Total	$80,199	$8,975	$4,289	$93,463

Six Months Ended June 30, 2024
Fixed rate	$99,303	$10,724	$—	$110,027
Variable rate	68,394	20,088	—	88,482
Other	—	—	11,875	11,875
Total	$167,697	$30,812	$11,875	$210,384

Six Months Ended June 30, 2023
Fixed rate	$77,130	$8,598	$—	$85,728
Variable rate	77,556	27,302	—	104,858
Other	—	—	8,153	8,153
Total	$154,686	$35,900	$8,153	$198,739

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2024
Non-Commercial Channel	$72,759	$2,784	$—	$75,543
Commercial Channel	5,542	5,630	—	11,172
Other	—	—	3,981	3,981
Total	$78,301	$8,414	$3,981	$90,696

Three Months Ended June 30, 2023
Non-Commercial Channel	$65,332	$5,939	$—	$71,271
Commercial Channel	14,867	3,036	—	17,903
Other	—	—	4,289	4,289
Total	$80,199	$8,975	$4,289	$93,463

Six Months Ended June 30, 2024
Non-Commercial Channel	$155,701	$22,551	$—	$178,252
Commercial Channel	11,996	8,261	—	20,257
Other	—	—	11,875	11,875
Total	$167,697	$30,812	$11,875	$210,384

Six Months Ended June 30, 2023
Non-Commercial Channel	$125,454	$26,721	$—	$152,175
Commercial Channel	29,232	9,179	—	38,411
Other	—	—	8,153	8,153
Total	$154,686	$35,900	$8,153	$198,739

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Contract liability, beginning	$5,582	$1,759
Recognition of revenue included in the beginning of the year contract liability	(3,691)	(736)
Additions during the period, net of revenue recognized during the period	2,117	1,714
Contract liability, end	$4,008	$2,737

Allowance for doubtful accounts

The change in the allowance for doubtful accounts was as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Allowance for doubtful accounts, beginning	$6,574	$4,826
Additions charged to expense	1,210	1,372
Other deductions	(435)	—
Allowance for doubtful accounts, end	$7,349	$6,198

Note 5—Acquisitions and Discontinued Operations

Consolidation of Roded

In December 2022, the Company, entered into an investment agreement with Roded Recycling Industries Ltd. ("Roded") and its current owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS")5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in developing a process to recycle used plastic materials into usable industrial products. The Company accounts for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million gradually increasing its interest in Roded to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. Following the transaction, the Company has control over the activities of Roded.

The Company recorded a minimal revenue for Roded in its consolidated statements of operations and comprehensive income for three and six months ended June 30, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted a preliminary assessment of assets and liabilities related to the acquisition of Roded. The impact of the acquisition's purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (amounts in thousands):

Cash and other current liabilities	$200
Property, plant and equipment (1 to 10-year useful life)	573
Goodwill	2,660
Liabilities	(850)
Noncontrolling interest	(1,243)
Net assets	$1,340

Goodwill was allocated to the Renewables segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

Acquisition of Solar System Facilities

On November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of $7.5 million, including $1.0 million held in escrow which was released in June 2024.

The acquisition has been accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction costs allocated to solar array assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 14 to 30 years.

On November 3, 2023, the Company also signed an agreement to purchase from the sellers another special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed. The acquisition has been accounted for as asset acquisition and the Company recorded $1.3 million to solar array assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 30 years.

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023. Lumo Sweden is continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets
Cash	$1,281	$2,483
Receivables from the settlement of derivative contract—current	5,799	10,699
Current assets of discontinued operations	$7,080	$13,182

Receivables from the settlement of derivative contract—noncurrent	$—	$2,362
Other noncurrent assets	4,295	5,078
Noncurrent assets of discontinued operations	$4,295	$7,440

Liabilities
Income taxes payable	2,039	1,399
Accounts payable and other current liabilities	31	91
Current liabilities of discontinued operations	$2,070	$1,490

Deferred tax liabilities	678	698
Noncurrent liabilities of discontinued operations	$678	$698

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)

Income from operations	$—	$—	$—	$—
Other income, net	60	946	(503)	1,196
Income before income taxes	60	946	(503)	1,196
Provision for income taxes	85	(337)	93	(405)
Net loss from discontinued operations, net of taxes	$145	$609	$(410)	$791
Income before income taxes attributable to Genie Energy Ltd.	$60	$946	$(503)	$1,196

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Six Months Ended June 30,
	2024	2023
	(in thousands)

Net (loss) income	$(410)	$791
Non-cash items	398	(1,198)
Changes in assets and liabilities	6,964	16,078
Cash flows provided by operating activities of discontinued operations	$6,952	$15,671

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $37.8 million as of June 30, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.2 million as of June 30, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $43.0 million as of June 30, 2024). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

Genie was also notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of June 30, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against the Company and the supplier for €1.6 million (equivalent to $1.7 million as of June 30, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company intends to challenge the Lumo Administrators' claims. Should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier may seek to recover its losses against the Company, under terms of the parental guarantee. At this time, there is insufficient basis to assess an amount of any probable loss.

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

There was no income or loss from discontinued operations recognized in the three and six months ended June 30, 2024. In the three and six months ended June 30, 2023, the Company recognized income from discontinued operation, net of taxes of $2.6 million and $5.4 million, respectively, mainly from the increases in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the expected settlement of the liabilities by the Orbit Administrators.

Prior to being treated as discontinued operations and deconsolidation, the assets and liabilities of Orbit were included in the Company's former GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2024
Assets:
Marketable equity securities	$344	$—	$—	$344
Derivative contracts	$750	$—	$—	$750
Liabilities:
Derivative contracts	$592	$—	$—	$592
December 31, 2023
Assets:
Marketable equity securities	$396	$—	$—	$396
Derivative contracts	$673	$—	$—	$673
Liabilities:
Derivative contracts	$1,724	$—	$—	$1,724

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2024 or 2023.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2024 and December 31, 2023, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At June 30, 2024 and December 31, 2023, other assets included notes receivable. At June 30, 2024, the carrying amount of the notes receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The primary non-recurring fair value estimates typically are in the context of goodwill impairment testing, which involves Level 3 inputs, and asset impairments (Note 10) which utilize Level 3 inputs.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as June 30, 2024 or December 31, 2023):

	June 30, 2024	December 31, 2023
Customer A	20.7%	21.4%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2024 and 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues in these periods):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	23.0%	18.7%	22.4%	13.2%
Customer B	10.0	na	na	na

na—less than 10.0% of consolidated revenue in the period

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2024, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2024 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter of 2024	41,712	155,000
Fourth quarter of 2024	—	—
First quarter of 2025	—	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	—	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	3,520	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	June 30, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$444	$321
Energy contracts and options	Other assets	306	352
Total derivatives not designated or not qualifying as hedging instruments — Assets		$750	$673

Liability Derivatives	Balance Sheet Location	June 30, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$592	$1,716
Energy contracts and options	Other liabilities	—	8
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$592	$1,724

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	on Derivatives	2024	2023	2024	2023
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$8,404	$5,954	$13,936	$17,129

Note 8—Other Assets

Other assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Security deposit	$7,282	$7,950
Right-of-use assets, net of amortization	1,828	2,138
Investments in equity securities	3,834	2,605
Fair value of derivative contracts—noncurrent	307	352
Other assets	2,057	2,202
Total other assets	$15,308	$15,247

Note 9—Investments
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
For equity securities without readily determinable fair values, the Company elected to measures the investments using net assets value, as a practical expedient. These investments are valued based on the most recent available information. In determining the value of the investment, the Company considers whether adjustments to the net asset values are necessary in certain circumstances in which management is aware of material events that affect the value of the investments during the intervening period. Changes in fair value are recognized in “gain (loss) on marketable equity securities and investments ” on our consolidated statements of operations.
For equity securities that do not have a readily determinable fair value and do not report net asset value. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer.
19

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	June 30, 2024	December 31, 2023
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$344	$396

Alternative investments—restricted (see Note 19)	Other current assets	Net asset value	$2,258	$—
Alternative investments—unrestricted	Other current assets	Cost	2,150	3,801
Total included in other current assets			$4,408	$3,801

PRI Fuel Supply Ltd.	Other noncurrent assets	Equity method	$324	$—
CPP Genie Community Solar	Other noncurrent assets	Equity method	275	303
Roded (see Note 4)	Other noncurrent assets	Equity method	—	1,268
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Net assets value	935	—
Alternative investments—unrestricted	Other noncurrent assets	Cost	2,300	1,034
Total included in other noncurrent assets			$3,834	$2,605
Restricted investments are investments in equity securities owned and managed by the Captive.
The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:
	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$4,835	$3,178
Purchase	3,025	—
Gain (loss) recognized during the period	365	13
Distribution	(582)	—
Balance, end of period	$7,643	$3,191

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2024 to June 30, 2024:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2024	$9,998	$—	$9,998
Consolidation of Roded	—	2,660	2,660
Balance at June 30, 2024	$9,998	$2,660	$12,658

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
June 30, 2024
Patents and trademarks	18.1 years	$3,510	$(1,481)	$2,029
Customer relationships	9.0 years	1,100	(835)	265
Licenses	10.0 years	479	(222)	257
Total		$5,089	$(2,538)	$2,551
December 31, 2023
Patent and trademark	18.1 years	$3,510	$(1,383)	$2,127
Customer relationships	9.0 years	1,100	(774)	326
Licenses	10.0 years	479	(198)	281
Total		$5,089	$(2,355)	$2,734

Amortization expense of intangible assets was $0.1 million and $0.2 million in the three and six months ended June 30, 2024, respectively. Amortization expense of intangible assets was $0.1 million and $0.2 million in the three and six months ended June 30, 2023. The Company estimates that amortization expense of intangible assets will be $0.2 million, $0.4 million, $0.3 million, $0.3 million, $0.2 million and $1.2 million for the remainder of 2024, and for 2025, 2026, 2027, 2028 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Renewable energy	$20,793	$31,662
Liability to customers related to promotions and retention incentives	7,159	9,493
Payroll and employee benefit	2,021	5,095
Other accrued expenses	5,315	3,139
Total accrued expenses	$35,288	$49,389

Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Contract liabilities	$4,007	$5,582
Current hedge liabilities	592	1,716
Current lease liabilities	185	309
Current captive insurance liability	364	143
Others	1,357	1,530
Total other current liabilities	$6,505	$9,280

Note 12—Leases
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

	June 30, 2024	December 31, 2023
	(in thousands)
ROU Assets	$1,828	$2,138

Current portion of operating lease liabilities	185	309
Noncurrent portion of operating lease liabilities	1,743	1,952
Total	$1,928	$2,261

At June 30, 2024, the weighted average remaining lease term was 14.8 years and the weighted average discount rate is 6.3%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$300	$331

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$237

Future lease payments under operating leases as of June 30, 2024 were as follows:

(in thousands)
Remainder of 2024	$172
2025	306
2026	301
2027	306
2028	312
Thereafter	2,241
Total future lease payments	3,638
Less imputed interest	1,710
Total operating lease liabilities	$1,928

Rental expenses under operating leases were $0.2 million and $0.3 million for the three and six months ended June 30, 2024. Rental expenses under operating leases were $0.2 million and $0.3 million for each of the three and six months ended June 30, 2023.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the six months ended June 30, 2024 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date
February 8, 2024	$0.0750	$2,121	February 20, 2024	February 28, 2024
May 2, 2024	0.0750	2,031	May 20, 2024	May 31, 2024

On August 1, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2024. The dividend will be paid on or about August 21, 2024 to stockholders of record as of the close of business on August 14, 2024.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended June 30, 2024, the Company acquired 118,758 Class B common stock under the stock purchase program for an aggregate amount of $1.8 million. In the six months ended June 30, 2024, the Company acquired 368,758 Class B common stock under the stock purchase program for an aggregate amount of $5.9 million. There were no purchases under this program in the three and six months ended June 30, 2023. At June 30, 2024, 4.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of June 30, 2024 and December 31, 2023, there were 3.5 million and 2.9 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $31.8 million and $22.7 million, respectively, at a weighted average cost per share of $9.18 and $7.75, respectively.

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

At June 30, 2024, There were no outstanding options to purchase the Company's common stock.

Warrants to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and the beneficial holder of the controlling portion of the Company's common stock, shares of the Company’s Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. In June 2023, the holders of these warrants exercised the warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

As of June 30, 2024, there were no outstanding warrants to purchase shares of the Company's common stock.

Purchase of Equity of Subsidiaries

In February 2024, the Company purchased from a certain investor a 0.5% equity interest in Genie Energy International Corporation ("GEIC"), which holds the Company's interest in its operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

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

As of June 30, 2024, there were approximately $0.4 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 0.9 years.

Note 14—Variable Interest Entity

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$132	$73	$158	$(19)
Aggregate funding (provided by) paid to the Company, net	$(21)	$113	$71	$(79)

Summarized combined balance sheet amounts related to CCE was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$396	$265
Trade accounts receivable	202	275
Prepaid expenses and other current assets	323	323
Other assets	362	360
Total assets	$1,283	$1,223
Liabilities and noncontrolling interests
Current liabilities	$589	$611
Due to IDT Energy	4,822	4,893
Noncontrolling interests	(4,128)	(4,281)
Total liabilities and noncontrolling interests	$1,283	$1,223

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 15—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reported tax rate	26.7%	24.1%	26.3%	25.2%

The reported tax rates for the three and six months ended June 30, 2024 decreased compared to the same period in 2023. The decreases are mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,569	25,708	26,760	25,516
Effect of dilutive securities:
Non-vested restricted Class B common stock	464	555	512	508
Stock options and warrants	—	58	—	49
Diluted weighted-average number of shares	27,033	26,321	27,272	26,073

Unissued vested deferred stock units in three and six months ended June 30, 2023 pertain to the weighted average of restricted shares of the company's Class B common stock that the Company expected, at that time, to issue related to satisfaction of 2022 market conditions (see Note 13 — Equity) to the vesting of certain then outstanding deferred stock units.

There were no other instruments excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2024 and 2023.

Note 17—Related Party Transactions

On November 2, 2023, the Company made a charitable donation to the Genie Energy Charitable Foundation (the "Genie Foundation") by issuing 50,000 shares of Class B common stock from its treasury with on the date of the donation of approximately $1.0 million. On April 17, 2024, the Company repurchased the 50,000 shares of Class B common stock from the Genie Foundation for $0.8 million. The Company is the sole member of the Genie Foundation and the Company's Chief Executive Officer and Chief Financial Officer serve as members of the board of directors of the Genie Foundation.

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three and six months ended June 30, 2024 and 2023 the Company recognized a loss of minimal amount and $0.1 million, respectively, in connection with the investment. At June 30, 2024, the Company holds 0 Class B common stock of Rafael with a carrying value of $0.3 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Amount IDT charged the Company	$304	$310	$523	$634
Amount the Company charged IDT	$31	$30	$67	$61

The following table presents the balance of receivables and payables to IDT:

	June 30, 2024	December 31, 2023
	(in thousands)
Due to IDT	$170	$165
Due from IDT	$20	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.4 million in 2023 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of June 30, 2024. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Investments in Atid 613

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations for the three months ended June 30, 2024. The Company did not recognize any equity in net loss from Atid 613 for the three months ended June 30, 2023.

Note 18—Business Segment Information

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended June 30, 2024
Revenues	$86,718	$3,978	$—	$90,696
Income (loss) from operations	14,611	(1,390)	(2,658)	10,563
Depreciation and amortization	46	150	—	196
Stock-based compensation	260	9	189	458
Provision for doubtful accounts receivables	481	—	—	481
Provision for (benefit from) income taxes	4,454	(231)	(758)	3,465

Three Months Ended June 30, 2023
Revenues	$89,733	$3,730	$—	$93,463
Income (loss) from operations	18,417	(1,276)	(2,106)	15,035
Depreciation and amortization	83	13	—	96
Stock-based compensation	275	9	472	756
Provision for (benefit from) income taxes	5,369	(474)	(1,030)	3,865
Provision for doubtful accounts receivables	798	—	—	798

Six Months Ended June 30, 2024
Revenues	$199,183	$11,201	$—	$210,384
Income (loss) from operations	28,860	(2,036)	(6,412)	20,412
Depreciation and amortization	151	264	—	415
Stock-based compensation	507	17	683	1,207
Provision for (benefit from) income taxes	8,543	(841)	(1,317)	6,385
Provision for doubtful accounts receivables	1,210	—	—	1,210

Six Months Ended June 30, 2023
Revenues	$191,145	$7,594	$—	$198,739
Income (loss) from operations	34,864	(2,425)	(6,129)	26,310
Depreciation and amortization	165	26	—	191
Stock-based compensation	548	10	1,047	1,605
Provision for (benefit from) income taxes	10,019	(789)	(1,297)	7,933
Provision for doubtful accounts receivables	1,372	—	—	1,372

Total assets for the business segments of the Company were as follows

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
June 30, 2024	$207,940	$34,815	$80,028	$322,783
December 31, 2023	214,121	28,912	87,522	330,555

The total assets of corporate segment includes total assets of discontinued operations of Lumo Finland and Lumo Sweden with aggregate net book value of $11.4 million and $20.6 million at June 30, 2024 and December 31, 2023, respectively.

Note 19 — Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of March 31, 2024, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and six months ended June 30, 2024, Resident Energy’s gross revenues from sales in Illinois were $8.2 million and $20.7 million, respectively. For the three and six months ended June 30, 2023, Resident Energy’s gross revenues from sales in Illinois was $10.4 million and $24.0 million, respectively

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $140.5 million at June 30, 2024, of which $126.3 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2024 are expected to be paid as follows:

(in thousands)
Remainder of 2024	$76,313
2025	53,645
2026	9,505
2027	1,020
Thereafter	—
Total payments	$140,483
29

In the three months ended June 30, 2024, the Company purchased $19.9 million and $8.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2024, the Company purchased $44.5 million and $9.9 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended June 30, 2023, the Company purchased $15.2 million and $5.7 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the six months ended June 30, 2023, the Company purchased $24.3 million and $12.2 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At June 30, 2024, GRE had commitments to purchase renewable energy credits of $14.2 million.

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

In December 2023, the Company paid a $51.2 million premium to the Captive, which is, recognized as restricted cash in the consolidated balance sheet. At June 30, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $5.1 million and $46.4 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer's liabilities, particularly those related to insured risks. The Captive has restricted investments in equity securities included in other current assets and other assets in the consolidated balance sheets (see Note 9). The Company also recognized a $0.6 million and $1.7 million provision for captive insurance liability for the three and six months ended June 30, 2024, respectively, related to the Captive's exposure for the insured risks. At June 30, 2024, the current portion of the captive insurance liability of $0.4 million is included in other current liabilities on the consolidated balance sheet.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for six months ended June 30, 2024 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$45,088
Changes for the provision of prior year claims	2,810
Changes for the provision for current year claims	(1,134)
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$46,764

The captive insurance liability outstanding at June 30, 2024 is expected to be paid as follows (in thousands).

Remainder of 2024	$182
2025	907
2026	2,038
2027	3,072
2028	3,709
Thereafter	36,856
Total payments	$46,764

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2024, GRE had aggregate performance bonds of $21.4 million outstanding and minimal amount of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2024, the Company was in compliance with such covenants. At June 30, 2024, restricted cash—short-term of $0.8 million and trade accounts receivable of $59.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $20.1 million at June 30, 2024.

Note 20—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On February 14, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2024. The aggregate available borrowing amount was reduced to $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2024, there are no letters of credit issued by JP Morgan Chase Bank. At June 30, 2024, the cash collateral of $4.5 million was included in restricted cash—short-term in the consolidated balance sheet.

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

In addition to being a solar developer and operator, Genie Solar holds our 60.0% interest in Prism Solar Technology ("Prism") which designs and manufactures specialized solar panels.

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

We determined that the discontinuance of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements. We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023. Lumo Sweden are continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.1 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.4 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $37.8 million as of June 30, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.2 million as of June 30, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $43.0 million as of June 30, 2024). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

We are also notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of June 30, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.7 million as of June 30, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

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

There were no income or loss from discontinued operations recognized in the three and six months ended June 30, 2024. In the three and six months ended June 30, 2023, the Company recognized income from discontinued operation, net of taxes of $2.6. and $5.4 million, respectively, mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Orbit Administrators settle the liabilities.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 95.6% and 94.7% of our consolidated revenues in the three and six months ended June 30, 2024, respectively and 96.0% and 96.2% of our consolidated revenues in the three and six months ended June 30, 2023, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2024 the associated cost was approximately 1.0% of GRE revenue and approximately 0.9% for the three months ended June 30, 2023, respectively. At June 30, 2024, 83.8% of GRE’s net accounts receivable were under a POR program. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of June 30, 2024 or December 31, 2023).

	June 30, 2024	December 31, 2023
Customer A	20.7%	21.4%

na—less than10.0% of consolidated net trade receivables at the relevant date

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended June 30, 2024 or 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three months ended June 30, 2024 or 2023):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	23.0%	18.7%	123%	13.2%
Customer B	10.0	na	na	na

na—less than 10.0% of consolidated revenue in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits in the past.

See Note 19, Commitments and Contingencies, in this Quarterly Report on Form 10-Q, which is incorporated by reference.

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Note 19, Commitments and Contingencies, in the  Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

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

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Genie Retail Energy Segment

	Three months ended June 30,		Change		Six months ended June 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Electricity	$78,301	$80,199	$(1,898)	(2.4)%	$167,697	$154,686	$13,011	8.4%
Natural gas	8,414	8,975	(561)	(6.3)	30,812	35,900	(5,088)	(14.2)
Others	3	559	(556)	nm	674	559	115	nm
Total revenues	86,718	89,733	(3,015)	(3.4)	199,183	191,145	8,038	4.2
Cost of revenues	54,449	52,257	2,192	4.2	134,720	121,130	13,590	11.2
Gross profit	32,269	37,476	(5,207)	(13.9)	64,463	70,015	(5,552)	(7.9)
Selling, general and administrative expenses	17,658	19,059	(1,401)	(7.4)	35,603	35,151	452	1.3
Income from operations	$14,611	$18,417	$(3,806)	(20.7)	$28,860	$34,864	$(6,004)	(17.2)

nm—not meaningful

Revenues. Electricity revenues decreased by 2.4% in the three months ended June 30, 2024 compared to the same period in 2023. The decrease was due to a decline in the average price per kilowatt hour charged to customers in the three months ended June 30, 2024 compared to the same period in 2023. Electricity consumption by GRE’s REPs' customers slightly decreased by 0.1% in the three months ended June 30, 2024, compared to the same period in 2023, reflecting a 3.8% decrease in the average number of meters served, substantially offset by a 3.9% increase in average consumption per meter. The decrease in meters served was due to reduced level of the customer acquisitions in the three months ended June 30, 2024 compared to the same period in 2023. The increase in per meter consumption in the three months ended June 30, 2024 compared to the same period in 2023 was due to standard fluctuations in customer consumption patterns. The average rate per kilowatt hour sold decreased 2.3% in the three months ended June 30, 2024 compared to the same period in 2023 due to general market conditions.

Electricity revenues increased by 8.4% in the six months ended June 30, 2024 compared to the same period in 2023. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the six months ended June 30, 2024 compared to the same period in 2023. Electricity consumption by GRE’s REPs' customers increased by 15.1% in the six months ended June 30, 2024, compared to the same period in 2023 reflecting a 6.0% increase in the average number of meters served and an 8.5% increase in average consumption per meter. The increase in meters served was driven by strong customer acquisition during 2023. Electricity consumption per meter increased in the six months ended June 30, 2024 compared to the same period in 2023 due to standard fluctuations in customer consumption patterns. The average rate per kilowatt hour sold decreased by 5.8% in the six months ended June 30, 2024 compared to the same period in 2023 due to general market conditions.

GRE’s natural gas revenues decreased by 6.3% in the three months ended June 30, 2024 compared to the same period in 2023. The decrease was a result of a decrease in average revenue per therm sold partially offset by an increase in natural gas consumption per meter in the three months ended June 30, 2024 compared to the same period in 2023. Natural gas consumption by GRE’s REPs’ customers increased by 5.9% in the three months ended June 30, 2024 compared to the same period in 2023, reflecting a 6.6% increase in average meters served, partially offset by a 0.7% decrease in average consumption per meter. The increase in meters served was due to higher levels of customer acquisitions in the three months ended June 30, 2024 compared to the same period in 2023. The average revenue per therm sold decreased by 11.5% in the three months ended June 30, 2024, compared to the same period in 2023 due to general market conditions.

GRE’s natural gas revenues decreased by 14.2% in the six months ended June 30, 2024 compared to the same period in 2023. The decrease in natural gas revenues in the six months ended June 30, 2024 compared to the same period in 2023 was a result of a decrease in average revenue per therm sold partially offset by an increase in natural gas consumption. Natural gas consumption by GRE’s REPs’ customers increased by 7.1% in the six months ended June 30, 2024 compared to the same period in 2023, reflecting increases in average meters served and average consumption per meter of 6.3% and 0.7%, respectively, in the six months ended June 30, 2024 compared to the same period in 2023. The increase in meters served was driven by strong customer acquisition efforts during 2023 and continued through 2024. The increase in meters served was due to higher levels of customer acquisitions in the six months ended June 30, 2024 compared to the same period in 2023. The average revenue per therm sold decreased by 11.5% in the six months ended June 30, 2024, compared to the same period in 2023 due general market conditions.

Other revenues in the three and six months ended June 30, 2024 and 2023 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Meters at end of quarter:
Electricity customers	278	281	279	304	301
Natural gas customers	84	83	82	81	80
Total meters	362	364	361	385	381

Gross meter acquisitions in the three months ended June 30, 2024, were 53,000 compared to 75,000 for the same period in 2023. Gross meter acquisitions in the six months ended June 30, 2024, were 123,000 compared to 204,000 for the same period in 2023. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels after a "strategic pause" implemented from the fourth quarter of 2021 through 2022. The gross meter acquisitions for the three and six months ended June 30, 2024 decreased compared to the same periods in 2023 as customer acquisition efforts returned to a normal level.

Meters served decreased by 2,000 between March 31, 2024 to June 30, 2024. Meters served increased by 1,000 meters from December 31, 2023 to June 30, 2024. The slight fluctuations in the number of meters served at June 30, 2024 compared to March 31, 2024 and December 31, 2023.

In the three months ended June 30, 2024, average monthly churn increased to 4.6% compared to 4.3% for same period in 2023. In the six months ended June 30, 2024, the average monthly churn increased to 5.1% compared to 4.3% for same period in 2023, as a result of higher churn rate related to newly acquired customers.

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

(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
RCEs at end of quarter:
Electricity customers	267	267	272	298	304
Natural gas customers	78	81	78	77	76
Total RCEs	345	348	350	375	380

RCEs at June 30, 2024 decreased 0.9% compared to March 31, 2024. The decrease is due to customer acquisition efforts returning to normal level in 2024 as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenues:
Electricity	$48,742	$45,324	$3,418	7.5	$114,459	$91,089	$23,370	25.7
Natural gas	5,707	6,423	(716)	(11.1)	19,595	29,531	(9,936)	(33.6)
Others	—	510	(510)	nm	665	510	155	nm
Total cost of revenues	$54,449	$52,257	$2,192	4.2	$134,719	$121,130	$13,589	11.2

nm—not meaningful

	Three months ended June 30,			Six months ended June 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Gross margin percentage:
Electricity	37.8%	43.5%	(5.7)	31.7%	41.1%	(9.4)
Natural gas	32.2	28.4	3.7	36.4	17.7	18.7
Others	100.0	8.8	91.2	1.3	8.8	(7.5)
Total gross margin percentage	37.2%	41.8%	(4.6)	32.4%	36.6%	(4.3)

Cost of revenues for electricity increased in the three months ended June 30, 2024 compared to the same period in 2023 primarily because of an increase in the average unit cost of electricity partially offset by slight decrease in electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 7.6% in the three months ended June 30, 2024 compared to the same period in 2023 due to an increase in the average wholesale price of electricity. The gross margin on electricity sales decreased in the three months ended June 30, 2024 compared to the same period in 2023 because the average unit cost of electricity increased while the average rate charged to customers decreased. The decrease in gross margin is due to the change in the mix type of customers in the three months ended June 30, 2024 compared to the same periods in 2023.

Cost of revenues for electricity increased in the six months ended June 30, 2024 compared to the same period in 2023 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 9.2% in the six months ended June 30, 2024 compared to the same period in 2023. The significant increase is due to a rise in the wholesale price of electricity during the six months ended June 30, 2024 compared to the same period in 2023. Gross margin on electricity sales decreased in the six months ended June 30, 2024 compared to the same period in 2023 because the average unit cost of electricity increased while the average rate charged to customers decreased. The decrease in gross margin is due to the change in the mix type of customers in the six months ended June 30, 2024 compared to the same periods in 2023.

Cost of revenues for natural gas decreased in the three months ended June 30, 2024 compared to the same period in 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by an increase in the natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased by 16.1% per therm in the three months ended June 30, 2024 compared to the same period in 2023 due to a decrease in the wholesale price of natural gas. Gross margin on natural gas sales increased in the three months ended June 30, 2024 compared to the same period in 2023 because the average rate charged to customers decreased while the average unit cost of natural gas increased.

Cost of revenues for natural gas increased in the six months ended June 30, 2024 compared to the same period in 2023 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 38.0% in the six months ended June 30, 2024 compared to the same period in 2023. The significant decrease is due to a decrease in the wholesale price of electricity during the six months ended June 30, 2024 compared to the same period in 2023, particularly in the first quarter of 2023. Gross margin on natural gas sales decreased in the six months ended June 30, 2024 compared to the same period in 2023 because the average rate charged to customers increased less than the increase in the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 7.4% in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to decreases in marketing and customer acquisition costs, employee-related costs and provision for doubtful accounts partially offset by increases in POR program fees and processing fees. Marketing and customer acquisition expenses decreased by $1.5 million in the three months ended June 30, 2024 compared to the same period in 2023 as a result of a decrease in the number of meters acquired during 2024 period. Employee-related expenses decreased by $0.1 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in bonus accrual. Provision for doubtful accounts decreased by $0.3 million in the three months ended June 30, 2024 compared to the same period in 2023 as a result of continued increase in collection efforts. POR program fees increased by $0.2 million in the three months ended June 30, 2024 compared to the same period in 2023 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.3 million in the three months ended June 30, 2024 compared to the same period in 2023 as a result of an increase in meters with billing fees incurred by GRE. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 21.2% in the three months ended June 30, 2023 to 20.4% in the three months ended June 30, 2024.

Selling, general and administrative expenses increased by 1.3% in the six months ended June 30, 2024 compared to the same period in 2023. The increase in selling, general and administrative expense in the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases POR program fees, processing fees, and employee-related costs partially offset by decreases in marketing and customer acquisition cost and provision for doubtful accounts. POR processing fees increased by $0.5 million in the six months ended June 30, 2024 compared to the same period in 2023 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.6 million in the six months ended June 30, 2024 compared to the same period in 2023 as a result of an increase in meters with billing fees. Employee-related expenses increased by $0.2 million in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in commissions paid to employees. Marketing and customer acquisition expenses decreased by $0.8 million in the six months ended June 30, 2024 compared to the same period in 2023 as a result of a decrease in the number of meters acquired. Provision for doubtful accounts decreased by $0.2 million in the six months ended June 30, 2024 compared to the same period in 2023 as a result of a continued increase in collection efforts. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 18.4%% in the six months ended June 30, 2023 to 17.9%% in the six months ended June 30, 2024.

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

On November 3, 2023, Genie Solar acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. The acquisition has been accounted for as an asset acquisition with a total purchase price of $7.7 million, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in our consolidated balance sheet.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$3,978	$3,730	$248	6.6%	$11,201	$7,594	$3,607	47.5%
Cost of revenue	2,911	2,998	(87)	(2.9)	8,542	6,115	2,427	39.7
Gross profit	1,067	732	335	45.8	2,659	1,479	1,180	79.8
Selling, general and administrative expenses	2,339	2,008	331	16.5	4,577	3,904	673	17.2
Impairment of assets	118	—	118	nm	118	—	118	nm
Loss from operations	$(1,390)	$(1,276)	$114	8.9%	$(2,036)	$(2,425)	$389	(16.0)%

Revenue. Genie Renewables' revenues increased in the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in revenues were the result of increases from Diversegy that includes commissions, entry fees and other fees from our energy brokerage and marketing services businesses and revenue contributions from the portfolio of operating solar projects at Genie Solar, partially offset by decreases in revenues from the development of solar projects for customers from Genie Solar, revenues from commissions from selling third-party products to customers by CityCom Solar and sale of solar panels by Prism.

Cost of Revenues. The variations in the cost of revenues for the three and six months ended June 30, 2024 compared to the same periods in 2023 are due to changes in the mix of products from which the revenues were generated during the periods. In the first quarter of 2024, we recorded a $0.4 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in headcount in Genie Solar and Diversegy, consulting fees, warehousing costs at Genie Solar and depreciation from the solar arrays acquired by Genie Solar in the last six months.

Impairment of assets. The impairment of assets recorded in the three and six months ended June 30, 2024 relates to capitalized cost at Genie Solar related to solar projects that were discontinued in the second quarter of 2024.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative expenses	2,018	2,106	(88)	(4.2)	4,736	6,129	(1,393)	(22.7)
Provision for captive insurance liability	640	—	640	nm	1,676	—	1,676	nm
General and administrative expenses and loss from operations	$2,658	$2,106	$552	26.2%	$6,412	$6,129	$1,393	(22.7)%

Corporate general and administrative expenses decreased in the three months ended June 30, 2024 compared to the same period in 2023  and increased in the six months ended June 30, 2024 compared to the same period in 2023 primarily because of decreases in employee-related cost and professional and consulting fees. As a percentage of our consolidated revenues, Corporate general and administrative decreased to 2.2% in the three months ended June 30, 2024 from 2.3% in the three months ended June 30, 2023 and decreased to 2.3% in the six months ended June 30, 2024 from 3.1% in the six months ended June 30, 2023.

In December 2023, we established a wholly-owned captive insurance subsidiary (the "Captive") with the primary purpose of enhancing our risk financing strategies. In December 2023, we paid $51.2 million premiums to Captive, which amount is included in restricted cash in our consolidated balance sheet as of December 31, 2023. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized $0.6 and $ $1.7 million provision for captive insurance liability for the three and six months ended June 30, 2024 related to Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.5 million and $0.8 million in the three months ended June 30, 2024 and 2023 respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2024 and 2023. At June 30, 2024, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $0.4 million. The unrecognized compensation cost is recognized over the expected service period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Income from operations	$10,563	$15,035	$(4,472)	(29.7)%	$20,412	$26,310	$(5,898)	(22.4)%
Interest income	1,362	1,008	354	35.1	2,702	1,982	720	(36.3)
Interest expense	(331)	(30)	301	1,003.3	(363)	(49)	(314)	(640.8)
Other income, net	1,262	(104)	1,366	(1,313.5)	1,342	3,142	(1,800)	(57.3)
Gain on marketable equity securities and investments	110	122	(12)	9.8	227	51	176	345.1
Provision for income taxes	(3,465)	(3,865)	(400)	(10.3)	(6,385)	(7,933)	1,548	19.5
Net income from continuing operations	9,501	12,166	(2,665)	(21.9)	17,935	23,503	(5,568)	(23.7)
(Loss) income from discontinued operations, net of tax	(145)	3,173	(3,318)	(104.6)	(410)	6,227	(6,637)	(106.6)
Net income	9,356	15,339	(5,983)	(39.0)	17,525	29,730	(12,205)	41.1
Net (loss) income attributable to noncontrolling interests	(256)	183	(439)	(239.9)	(210)	144	(354)	(245.8)
Net income attributable to Genie Energy Ltd.	$9,612	$15,156	$(5,544)	(36.6)%	$17,735	$29,586	$(11,851)	40.1%

Interest income.  Interest income increased in the three and six  months ended June 30, 2024, compared to the same period in 2023 primarily due to increase in average balances of cash and cash equivalents and restricted cash during the period.

Other Income, net.  Other income, net in the three months ended June 30, 2024 and 2023 and in the six months ended June 30, 2024 and 2023 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other income (loss) income, net, in the three months ended June 30, 2023 consisted primarily of a one-time tax credit related to payroll taxes incurred in prior years.

Provision for Income Taxes. The change in the reported tax rate for the three and six months ended June 30, 2024 compared to the same periods in 2023 is the result of changes in the mix of jurisdictions in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and six months ended June 30, 2024 pertains to the change in fair value of the Company's investments in common stock of Rafael which the Company acquired in December 2020 and various investments in equity of several entities.

(Loss) income from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three and six months ended June 30, 2024 is mainly related to foreign exchange differences in Lumo Sweden during the period. Gain from discontinued operations, net of tax in the three and six months ended June 30, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $122.3 million balance of unrestricted cash and cash equivalents that we held at June 30, 2024 will be sufficient to meet our anticipated cash requirements for at least the period to August 8, 2025.

At June 30, 2024, we had working capital (current assets less current liabilities) of $132.7 million.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cash flows provided by (used in):
Operating activities	$26,324	$4,569
Investing activities	(7,148)	(1,563)
Financing activities	(12,325)	(9,597)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(140)	(37)
Decrease in cash, cash equivalents and restricted cash of continuing operations	6,711	(6,628)
Cash flows provided by discontinued operations	7,011	15,671
Net increase in cash, cash equivalents and restricted cash	$13,722	$9,043

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $2.4 million in the six months ended June 30, 2024 compared to net cash used in operating activities of continuing operations of  $4.6 million in the six months ended June 30, 2023. The decrease is primarily the fluctuation in the results of operations in the six months ended June 30, 2024 compared to the same period in 2023.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $25.8 million for the three months ended June 30, 2024, compared to the same period in 2023.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2024, we were in compliance with such covenants. At June 30, 2024, restricted cash—short-term of $0.8 million and trade accounts receivable of $59.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $20.1 million at June 30, 2024.

We had purchase commitments of $140.5 million at June 30, 2024, of which $126.3 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At June 30, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $5.1 million and $46.4 million, respectively. We also recognized $1.7 million provision for captive insurance liability for the three months ended June 30, 2024, related to Captive's exposure for the insured risks. At June 30, 2024, the current captive insurance liability of $0.4 million is included in other current liabilities in the consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of June 30, 2024 were $3.6 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2024, we had outstanding aggregate performance bonds of $21.4 million and a minimal amount of unused letters of credit.

Investing Activities

Our capital expenditures increased $1.0 million to $1.6 million for the six months ended June 30, 2024 compared to the same period in 2023. The capital expenditures are mainly for the construction of solar projects at Genie Solar. In the six months ended June 30, 2024, we transferred $1.9 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2024 will be between $6.0 million to $10.00 million mostly related to the solar projects of Genie Renewables.

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

In February 2024, we purchased from a certain investor 0.5% interest in Genie Energy International Corporation ("GEIC"), which holds our interest in our operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

In the six months ended June 30, 2024 and 2023, we acquired minimal interests in various ventures for an aggregate amount of investments of $3.0 million and $6.3 million, respectively.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company and a related party. In the three months ended March 31, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, we acquired 150,001 shares of our Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At June 30, 2024, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.3 million.

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

Financing Activities

In the six months ended June 30, 2024 and 2023, we paid dividends of $0.150 per share to stockholders of our Class A common stock and Class B common stock, or aggregate dividends of $4.2 million and $3.9 million in the six months ended June 30, 2024 and 2023, respectively. On August 1, 2024 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 31, 2024 to stockholders of record as of the close of business on August 14, 2024.

In the six months ended June 30, 2023, we paid Base Dividends of $0.1594 per share of our 2012-A Preferred Stock or Preferred Stock in an aggregate amount of $0.2 million.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the six months ended June 30, 2024, we acquired 368,758 Class B common stock under the stock purchase program for an aggregate amount of $5.9 million. There are no repurchases under this program in the three months ended June 30, 2023. At June 30, 2024, 4.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

On November 2, 2023, we made a charitable donation to the Genie Energy Charitable Foundation (the "Genie Foundation") by issuing 50,000 shares of Class B common stock from its treasury with value of on the date of the donation of approximately $1.0 million. On April 17, 2024, we repurchased 50,000 shares of Class B common stock from the Genie Foundation for $0.8 million. The Company is the sole member of the Genie Foundation and the Company's Chief Executive Officer and Chief Financial Officer serve as members of the board of directors of the Genie Foundation.

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the six months ended June 30, 2024, the Company redeemed 117,647 shares of Preferred Stock under the stock purchase program for an aggregate amount of $1.0 million.

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

In each of the six months ended June 30, 2024 and 2023, we paid $1.5 million, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2024, there is no issued letter of credit from the Credit Line. At June 30, 2024, the cash collateral of $4.5 million was included in restricted cash—short-term in the consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $7.0 million in the six months ended June 30, 2024 compared to $15.7 million in the same period in 2023. The cash provided by operating activities of discontinued operations in the three months ended June 30, 2024 and 2023 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2024 had remained the same as in the three months ended June 30, 2023, our gross profit from electricity would have increased by 6.7 million and our gross profit from natural gas would have decreased $0.8 million. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2024 had remained the same as in the six months ended June 30, 2023, our gross profit from electricity and natural gas sales would have increased by $21.3 million and our gross profit from natural gas would have decreased $5.2 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $8.4 million and $13.9 million in the three and six months ended June 30, 2024, respectively, and losses of $6.0 million and $17.1 million for the three and six months ended June 30, 2023 from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the second quarter of 2024:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1–30, 2024	—		$—	—	4,411,417
May 1–31, 2024	168,758	(2)	15.20	118,758	4,292,659
June 1–30, 2024	—		—	—	4,292,659
Total	168,758		$15.20	118,758

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of 50,000 shares of Class B Common stock that was purchased from the Genie Energy Charitable Foundation. Such shares were repurchased by us based on their current fair market value.

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

Genie Energy Ltd.

August 8, 2024	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

August 8, 2024	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

