Form 10-Q
period 2024-09-30
Genie Energy Ltd.
filed 2024-11-07
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 6, 2024, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,625,581 shares (excluding 3,684,379 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents (including amounts related to variable interest entity of $240 and $245 at September 30, 2024 and December 31, 2023, respectively)	$136,295	$107,609
Restricted cash—short-term (including amounts related to variable interest entity of $34 and $20 at September 30, 2024 and December 31, 2023, respectively)	7,686	10,442
Marketable equity securities	420	396
Trade accounts receivable, net of allowance for doubtful accounts of $7,697 and $6,574 at September 30, 2024 and December 31, 2023, respectively (including accounts receivable related to variable interest entity of $176 and $275 at September 30, 2024 and December 31, 2023, respectively)	50,335	61,909
Inventory	8,513	14,598
Prepaid expenses (including amounts related to variable interest entity of $347 and $313 at September 30, 2024 and December 31, 2023, respectively)	11,408	16,222
Other current assets	6,726	5,475
Current assets of discontinued operations	6,280	13,182
Total current assets	227,663	229,833
Restricted cash—long-term	47,271	44,945
Property and equipment, net	22,396	15,192
Goodwill	12,690	9,998
Other intangibles, net	2,459	2,735
Deferred income tax assets, net	5,197	5,200
Other assets (including amounts related to variable interest entity of $363 and $360 at September 30, 2024 and December 31, 2023, respectively)	18,821	15,247
Noncurrent assets of discontinued operations	5,184	7,405
Total assets	$341,681	$330,555
Liabilities and equity
Current liabilities:
Trade accounts payable	23,679	27,881
Accrued expenses (including amounts related to variable interest entity of $500 and $533 at September 30, 2024 and December 31, 2023, respectively)	44,211	49,389
Income taxes payable	12,988	6,699
Due to IDT Corporation, net	116	145
Other current liabilities	6,194	9,280
Current liabilities of discontinued operations	1,637	4,858
Total current liabilities	88,825	98,252
Noncurrent captive insurance liability	47,271	44,945
Notes payable	1,775	—
Other liabilities	2,821	2,212
Noncurrent liabilities of discontinued operations	703	638
Total liabilities	141,395	146,047
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2024 and December 31, 2023	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,310 and 28,764 shares issued and 25,651 and 25,820 shares outstanding at September 30, 2024 and December 31, 2023, respectively	293	288
Additional paid-in capital	158,570	156,101
Treasury stock, at cost, consisting of 3,659 and 2,944 shares of Class B common stock at September 30, 2024 and December 31, 2023	(34,951)	(22,661)
Accumulated other comprehensive income	5,212	3,299
Retained earnings	81,959	60,196
Total Genie Energy Ltd. stockholders’ equity	211,099	197,239
Noncontrolling interests:
Noncontrolling interests	(9,943)	(12,731)
Receivable from issuance of equity	(870)	—
Total noncontrolling interests	(10,813)	(12,731)
Total equity	200,286	184,508
Total liabilities and equity	$341,681	$330,555

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenues:
Electricity	$100,694	$114,002	$268,390	$268,688
Natural gas	5,055	4,990	35,867	40,890
Other	6,168	6,057	18,043	14,209
Total revenues	111,917	125,049	322,300	323,787
Cost of revenues	74,010	83,967	217,271	211,211
Gross profit	37,907	41,082	105,029	112,576
Operating expenses:
Selling, general and administrative (i)	25,160	23,196	70,076	68,380
Provision for captive insurance liability	991	—	2,667	—
Impairment of assets	80	—	199	—
Income from operations	11,676	17,886	32,087	44,196
Interest income	2,346	1,331	5,049	3,313
Interest expense	(22)	(27)	(385)	(75)
Gain on marketable equity securities and investments	122	334	349	385
Other income, net	56	(4)	1,398	3,137
Income before income taxes	14,178	19,520	38,498	50,956
Provision for income taxes	(3,924)	(5,018)	(10,309)	(12,951)
Net income from continuing operations	10,254	14,502	28,189	38,005
(Loss) income from discontinued operations, net of taxes	(25)	(304)	(435)	5,923
Net income	10,229	14,198	27,754	43,928
Net income (loss) attributable to noncontrolling interests, net	30	(261)	(179)	(118)
Net income attributable to Genie Energy Ltd.	10,199	14,459	27,933	44,046
Dividends on preferred stock	—	—	—	(333)
Net income attributable to Genie Energy Ltd. common stockholders	$10,199	$14,459	$27,933	$43,713

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$10,224	$14,763	$28,368	$37,789
Discontinued operations	(25)	(304)	(435)	5,924
Net income attributable to Genie Energy Ltd. common stockholders	$10,199	$14,459	$27,933	$43,713

Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.38	$0.55	$1.06	$1.48
Discontinued operations	(0.00)	(0.01)	(0.02)	0.23
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.38	$0.54	$1.04	$1.71
Diluted
Continuing operations	$0.38	$0.54	$1.04	$1.45
Discontinued operations	(0.00)	(0.01)	(0.01)	0.23
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.38	$0.53	$1.03	$1.68

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,526	26,615	26,771	25,541
Diluted	26,868	27,362	27,161	26,056

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$567	$649	$1,774	$2,254

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$10,229	$14,198	$27,754	$43,928
Other comprehensive loss:
Foreign currency translation adjustments	4,136	(552)	2,700	(508)
Comprehensive income	14,365	13,646	30,454	43,420
Comprehensive loss attributable to noncontrolling interests	(790)	261	(595)	112
Comprehensive income attributable to Genie Energy Ltd.	$13,575	$13,907	$29,859	$43,532

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

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated			Receivable
	Preferred		Class A		Class B		Additional		Other		Non	for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT JUNE 30, 2024	—	$—	1,574	$16	28,906	$289	$158,007	$(31,849)	$1,836	$73,779	$(12,524)	$—	$189,554
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,019)	—	—	(2,019)
Stock-based compensation	—	—	—	—	404	4	563	—	—	—	—	—	567
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(1,091)	—	—	—	—	(1,091)
Noncontrolling investment to a subsidiary by Howard Jonas	—	—	—	—	—	—	—	—	—	—	1,791	(870)	921
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,011)	—	—	—	—	(2,011)
Other comprehensive income	—	—	—	—	—	—	—	—	3,376	—	760	—	4,136
Net income for three months ended September 20,2024	—	—	—	—	—	—	—	—	—	10,199	30	—	10,229
BALANCE AT SEPTEMBER 30, 2024	—	$—	1,574	$16	29,310	$293	$158,570	$(34,951)	$5,212	$81,959	$(9,943)	$(870)	$200,286

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2023	983	$8,359	1,574	$16	27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,951)	—	(1,951)
Stock-based compensation	—	—	—	—	33	—	899	—	—	—	—	899
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Redemption of preferred stock	(117)	(1,000)	—	—	—	—	—	—	—	—	—	(1,000)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(31)	—	3	(28)
Net income (loss) for three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	14,431	(39)	14,392
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2023	866	$7,359	1,574	$16	27,159	$271	$147,445	$(19,175)	$1,895	$61,333	$(13,510)	$185,634
Dividends on preferred stock ($0.1594 per share)	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation	—	—	—	—	300	3	753	—	—	—	—	756
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Redemption of preferred stock	(866)	(7,359)	—	—	—	—	—	—	—	—	—	(7,359)
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Exercise of warrants	—	—	—	—	1,048	11	4,989	—	—	—	—	5,000
Other comprehensive income	—	—	—	—	—	—	—	—	70	—	2	72
Net income for three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	15,156	183	15,339
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JUNE 30, 2023	—	$—	1,574	$16	28,764	$288	$154,299	$(21,613)	$1,965	$74,355	$(13,325)	$195,985
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,055)	—	(2,055)
Stock-based compensation	—	—	—	—	—	—	649	—	—	—	—	649
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(856)	—	—	—	(856)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(552)	—	—	(552)
Net income (loss) for three months ended September 30,2023	—	—	—	—	—	—	—	—	—	14,459	(261)	14,198
BALANCE AT SEPTEMBER 30, 2023	—	$—	1,574	$16	28,764	$288	$154,948	$(22,469)	$1,413	$86,759	$(13,586)	$207,369

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities
Net income	$27,754	$43,928
Net (loss) income from discontinued operations, net of tax	(435)	5,923
Net income from continuing operations	28,189	38,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	2,667	—
Depreciation and amortization	646	286
Impairment of assets	199	—
Provision for doubtful accounts receivable	1,651	1,722
Inventory valuation allowance	417	829
Unrealized gain on marketable equity securities and investments and others, net	(637)	(386)
Stock-based compensation	1,723	2,254
Changes in assets and liabilities:
Trade accounts receivable	10,016	(7,271)
Inventory	4,593	(6,114)
Prepaid expenses	4,033	(3,753)
Other current assets and other assets	1,796	2,637
Trade accounts payable, accrued expenses and other liabilities	(12,379)	10,963
Due to IDT Corporation, net	(29)	(45)
Income taxes payable	6,289	(6,566)
Net cash provided by operating activities of continuing operations	49,174	32,561
Net cash provided by operating activities of discontinued operations	8,570	19,461
Net cash provided by operating activities	57,744	52,022
Investing activities
Capital expenditures	(4,025)	(878)
Purchase of solar system facility	(1,344)	—
Purchases of marketable equity securities and other investments	(4,042)	(9,913)
Purchase of equity of subsidiary	(1,200)	—
Purchase of investment property, net of noncontrolling interest paid by Howard Jonas	(934)	—
Proceeds from the sale of marketable equity securities and other investments	—	10,023
Repayment of notes receivable	—	19
Net cash used in investing activities of continuing operations	(11,545)	(749)
Net cash provided by investing activities of discontinued operations	—	2,578
Net cash (used in) provided by investing activities	(11,545)	1,829
Financing activities
Dividends paid	(6,171)	(6,818)
Repurchases of Class B common stock	(7,908)	—
Repurchases of Class B common stock from employees	(3,614)	(2,338)
Repurchase of Class B common stock from Genie Foundation	(768)	—
Proceeds from the exercise of warrants	—	5,000
Redemption of preferred stock	—	(8,359)
Net cash used in financing activities	(18,461)	(12,515)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(120)	61
Net increase in cash, cash equivalents, and restricted cash	27,618	41,397
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	165,479	106,080
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	193,097	147,477
Less: Cash held at of discontinued operations at end of period	1,845	4,074
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$191,252	$143,403

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Genie Renewables consists of a 95.5% interest in Genie Solar, an integrated solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings and a 91.5% interest in Diversegy, an energy procurement advisor.

Impairment of Assets

In 2024, the Company discontinued several projects of Genie Solar as a result of lack of viability. The Company recognized an impairment of assets of $0.2 million related to costs previously capitalized in the property and equipment accounts in the consolidated balance sheets.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one-time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income, net in the accompanying consolidated statements of operations for the nine months ended September 30, 2023.

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

The Company determined that the discontinuation of the operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023. Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5% and 30.5% of GRE’s electricity revenues were generated in the third quarters of 2023 and 2022 respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet and the corresponding amounts reported in the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$136,295	$107,609
Restricted cash—short-term	7,686	10,442
Restricted cash—long-term	47,271	44,945
Total cash, cash equivalents, and restricted cash	$191,252	$162,996

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20) and cash held by a wholly-owned insurance subsidiary (the "Captive") which restricted for use in order to secure the current portion of the insured liability program (see Note 19).

Restricted cash—long-term consists of cash of the "Captive," which is restricted for use to secure the noncurrent portion of the insured liability program (see Note 19).

Included in the cash and cash equivalents as of September 30, 2024 and December 31, 2023 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Natural gas	$1,515	$1,309
Renewable credits	6,917	12,105
Solar panels, net of a valuation allowance of $0 and $0.8 million at September 30, 2024 and December 31, 2023, respectively	81	1,184
Totals	$8,513	$14,598

The Company regularly reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. There is no inventory valuation allowance recorded for the three months ended September 30, 2024. In the nine months ended September 30, 2024, the Company recorded an inventory valuation allowance of $0.4 million to the cost of revenues. In the three and nine months ended September 30, 2023, the Company recorded an inventory valuation allowance of $0.8 million to the cost of revenues. The valuation allowances are related to write-down of inventory to its net realizable value. Solar panel inventories are transferred to ongoing solar projects of Genie Solar together with the inventory valuation allowance in the prepaid assets and property and equipment accounts in the consolidated balance sheet.

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

Genie Solar enters into contracts to identify, develop, and operate solar generation sites to provide solar electricity to its customers. Obligations under solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because the Company’s performance creates and enhances assets that are controlled by and specific to customers, the Company recognizes construction services revenue over time. Revenue for these performance obligations is recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance. Revenues from sales of solar panels and solar panel projects are included under the Other Revenues in the consolidated statements of operations.

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

Revenues from commissions from selling third-party products to customers, entry and other fees from the energy procurement advisory are recognized at the time the performance obligation is met. The Company's contacts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2024
Fixed rate	$57,963	$2,616	$—	$60,579
Variable rate	42,731	2,439	—	45,170
Other	—	—	6,168	6,168
Total	$100,694	$5,055	$6,168	$111,917

Three Months Ended September 30, 2023
Fixed rate	$73,595	$2,724	$—	$76,319
Variable rate	40,407	2,266	—	42,673
Other	—	—	6,057	6,057
Total	$114,002	$4,990	$6,057	$125,049

Nine Months Ended September 30, 2024
Fixed rate	$157,266	$13,340	$—	$170,606
Variable rate	111,124	22,527	—	133,651
Other	—	—	18,043	18,043
Total	$268,390	$35,867	$18,043	$322,300

Nine Months Ended September 30, 2023
Fixed rate	$150,725	$11,322	$—	$162,047
Variable rate	117,963	29,568	—	147,531
Other	—	—	14,209	14,209
Total	$268,688	$40,890	$14,209	$323,787

Fixed and variable rate revenues are from GRE. Other revenues are revenues from Genie Renewables which includes revenues from solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2024
Non-Commercial Channel	$94,474	$2,539	$—	$97,013
Commercial Channel	6,220	2,516	—	8,736
Other	—	—	6,168	6,168
Total	$100,694	$5,055	$6,168	$111,917

Three Months Ended September 30, 2023
Non-Commercial Channel	$95,026	$1,981	$—	$97,007
Commercial Channel	18,976	3,009	—	21,985
Other	—	—	6,057	6,057
Total	$114,002	$4,990	$6,057	$125,049

Nine Months Ended September 30, 2024
Non-Commercial Channel	$250,173	$25,091	$—	$275,264
Commercial Channel	18,217	10,776	—	28,993
Other	—	—	18,043	18,043
Total	$268,390	$35,867	$18,043	$322,300

Nine Months Ended September 30, 2023
Non-Commercial Channel	$220,481	$28,702	$—	$249,183
Commercial Channel	48,207	12,188	—	60,395
Other	—	—	14,209	14,209
Total	$268,688	$40,890	$14,209	$323,787

Contract liabilities

Certain revenue generating contracts at Renewables include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in future periods is recognized as a contract liability, which is expected to be satisfied in the next twelve months. Contract liabilities are included in other current liabilities account in the consolidated balance sheets.

The table below reconciles the change in the carrying amount of contract liabilities:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Contract liability, beginning	$5,582	$1,759
Recognition of revenue included in the beginning of the year contract liability	(4,365)	(430)
Additions during the period, net of revenue recognized during the period	2,650	3,290
Contract liability, end	$3,867	$4,619

Allowance for doubtful accounts

The change in the allowance for doubtful accounts was as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Allowance for doubtful accounts, beginning	$6,574	$4,826
Additions charged to expense	1,651	1,722
Other deductions	(528)	(183)
Allowance for doubtful accounts, end	$7,697	$6,365

Note 5—Acquisitions and Discontinued Operations

Consolidation of Roded

In December 2022, the Company, entered into an investment agreement with Roded Recycling Industries Ltd. ("Roded") and it then owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS")5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in business of recycling used plastic materials into usable industrial products. The Company accounts for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million to Roded gradually increasing its interest to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. Following the transaction, the Company has control over the activities of Roded.

The Company recorded minimal revenue for Roded in its consolidated statements of operations and comprehensive income for three and nine months ended September 30, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted a preliminary assessment of assets and liabilities related to the acquisition of Roded. The impact of the acquisition's purchase price allocations on the Company’s consolidated balance sheets and the acquisition date fair value of the total consideration transferred were as follows (amounts in thousands):

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

The acquisition has been accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction costs allocated to solar array assets included in the property and equipment account in the consolidated balance sheets with estimated useful lives of 14 to 30 years.

On November 3, 2023, the Company also signed an agreement to purchase from the sellers another special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed. The acquisition has been accounted for as asset acquisition and the Company recorded $1.3 million to solar array assets included in the property and equipment account in the consolidated balance sheets with estimated useful lives of 30 years.

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023. Lumo Sweden is continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	September 30, 2024	December 31, 2023
	(in thousands)
Assets
Cash	$1,845	$2,483
Receivables from the settlement of derivative contract—current	4,435	10,699
Current assets of discontinued operations	$6,280	$13,182

Receivables from the settlement of derivative contract—noncurrent	$—	$2,362
Other noncurrent assets	5,184	5,078
Noncurrent assets of discontinued operations	$5,184	$7,440

Liabilities
Income taxes payable	1,637	1,399
Accounts payable and other current liabilities	—	91
Current liabilities of discontinued operations	$1,637	$1,490

Deferred tax liabilities	703	698
Noncurrent liabilities of discontinued operations	$703	$698

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)

Income from operations	$—	$—	$—	$—
Other (loss) income, net	(30)	(395)	(375)	800
Income before income taxes	(30)	(395)	(375)	800
Benefit from (provision) for income taxes	5	91	(60)	(314)
Net loss from discontinued operations, net of taxes	$(25)	$(304)	$(435)	$486
Income before income taxes attributable to Genie Energy Ltd.	$0.0	$(395)	$0.5	$800

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)

Net (loss) income	$(435)	$486
Non-cash items	244	1,170
Changes in assets and liabilities	8,761	17,805
Cash flows provided by operating activities of discontinued operations	$8,570	$19,461

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $39.2 million as of September 30, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.3 million as of September 30, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $44.5 million as of September 30, 2024). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

Genie was also notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of September 30, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against the Company and the supplier for €1.6 million (equivalent to $1.7 million as of September 30, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company intends to challenge the Lumo Administrators' claims. Should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier may seek to recover its losses against the Company, under terms of the parental guarantee. At this time, there is insufficient basis to assess an amount of any probable loss.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to the Orbit Administrators effective December 1, 2021, which transfer was effective December 1, 2021. All assets and liabilities of Orbit, including cash and receivables remained with Orbit and the management and control of which was transferred to Orbit Administrators.  As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

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

There was no income or loss from discontinued operations recognized in the three and nine months ended September 30, 2024. In the nine months ended September 30, 2023, the Company recognized income from discontinued operation, net of taxes of $5.4 million, mainly from the increases in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the expected settlement of the liabilities by the Orbit Administrators.

Prior to being treated as discontinued operations and deconsolidation, the assets and liabilities of Orbit were included in the (former) GRE International segment.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2024
Assets:
Marketable equity securities	$420	$—	$—	$420
Derivative contracts	$294	$—	$—	$294
Liabilities:
Derivative contracts	$343	$—	$—	$343
December 31, 2023
Assets:
Marketable equity securities	$396	$—	$—	$396
Derivative contracts	$673	$—	$—	$673
Liabilities:
Derivative contracts	$1,724	$—	$—	$1,724

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2024 or 2023.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2024 and December 31, 2023, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At September 30, 2024 and December 31, 2023, other assets included notes receivable. At September 30, 2024, the carrying amount of the notes receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce its customer credit risk by participating in POR programs for a majority of its receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. Certain of the utility companies represent significant portions of the Company's consolidated revenues and consolidated trade accounts receivable balance.

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of the consolidated net trade receivable as September 30, 2024 or December 31, 2023):

	September 30, 2024	December 31, 2023
Customer A	16.0%	21.4%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2024 and 2023 (no other single customer accounted for 10.0% or greater of the consolidated revenues in these periods):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	20.9%	24.1%	21.9%	17.4%

Customer A is a utility company participating in the POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2024, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2024 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter of 2024	—	—
Fourth quarter of 2024	10,680	—
First quarter of 2025	10,440	225,000
Second quarter of 2025	—	227,500
Third quarter of 2025	5,120	230,000
Fourth quarter of 2025	—	230,000
First quarter of 2026	—	—
Second quarter of 2026	—	—
Third quarter of 2026	9,152	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	September 30, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$234	$321
Energy contracts and options	Other assets	160	352
Total derivatives not designated or not qualifying as hedging instruments — Assets		$394	$673

Liability Derivatives	Balance Sheet Location	September 30, 2024	December 31, 2023
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$288	$1,716
Energy contracts and options	Other liabilities	55	8
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$343	$1,724

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	on Derivatives	2024	2023	2024	2023
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(6,190)	$(4,461)	$(20,127)	$(21,590)

Note 8—Other Assets

Other assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Security deposit	$7,421	$7,950
Right-of-use assets, net of amortization	1,839	2,138
Investments in equity securities	3,679	2,605
Investment property	3,654	—
Fair value of derivative contracts—noncurrent	160	352
Other assets	2,068	2,202
Total other assets	$18,821	$15,247

Note 9—Investments

Investments in businesses that the Company does not control, but over which the Company has the ability to exercise significant influence regarding operating and financial matters, are accounted for using the equity method. The Company periodically evaluates its equity method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded, and a new basis in the investment is established.

For equity securities without readily determinable fair values, the Company elected to measures the investments using net assets value, as a practical expedient. These investments are valued based on the most recent available information. In determining the value of the investment, the Company considers whether adjustments to the net asset values are necessary in certain circumstances in which management is aware of material events that affect the value of the investments during the intervening period. Changes in fair value are recognized in “gain (loss) on marketable equity securities and investments,” on the consolidated statements of operations.

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

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	September 30, 2024	December 31, 2023
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$420	$396

Alternative investments—restricted (see Note 19)	Other current assets	Net asset value	$3,360	$—
Alternative investments—unrestricted	Other current assets	Cost	2,150	3,801
Total included in other current assets			$5,510	$3,801

PRI Fuel Supply Ltd.	Other noncurrent assets	Equity method	$402	$—
CPP Genie Community Solar	Other noncurrent assets	Equity method	240	303
Roded (see Note 4)	Other noncurrent assets	Equity method	—	1,268
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Net assets value	875	—
Alternative investments—unrestricted	Other noncurrent assets	Cost	2,162	1,034
Total equity investments included in other noncurrent assets			$3,679	$2,605
Restricted investments are investments in equity securities owned and managed by the Captive (see Note 19).

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$4,835	$3,178
Purchase	3,987	1,300
Gain recognized during the period	307	249
Distribution	(582)	—
Balance, end of period	$8,547	$4,727

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and is included in the noncontrolling interests section of the consolidated balance sheets. At September 30, 2024, $3.6 million was outstanding under the note payable with an effective interest rate of 5.0%.

The investment property is recorded at cost and adjusted for any impairment. The investment property is included in noncurrent assets of the consolidated balance sheets.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2024 to September 30, 2024:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2024	$9,998	$—	$9,998
Consolidation of Roded	—	2,660	2,660
Cumulative translation adjustment	—	32	32
Balance at September 30, 2024	$9,998	$2,692	$12,690

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
September 30, 2024
Patents and trademarks	18.1 years	$3,510	$(1,530)	$1,980
Customer relationships	9.0 years	1,100	(866)	234
Licenses	10.0 years	479	(234)	245
Total		$5,089	$(2,630)	$2,459
December 31, 2023
Patent and trademark	18.1 years	$3,510	$(1,383)	$2,127
Customer relationships	9.0 years	1,100	(774)	326
Licenses	10.0 years	479	(198)	281
Total		$5,089	$(2,355)	$2,734

Amortization expense of intangible assets was $0.1 million and $0.2 million in the three and nine months ended September 30, 2024, respectively. Amortization expense of intangible assets was $0.1 million and $0.3 million in the three and nine months ended September 30, 2023. The Company estimates that amortization expense of intangible assets will be $0.1 million, $0.4 million, $0.3 million, $0.3 million, $0.2 million and $1.1 million for the remainder of 2024, and for 2025, 2026, 2027, 2028 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Renewable energy	$25,714	$31,662
Liability to customers related to promotions and retention incentives	9,446	9,493
Payroll and employee benefit	3,992	5,095
Other accrued expenses	5,059	3,139
Total accrued expenses	$44,211	$49,389

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Contract liabilities	$3,867	$5,582
Current hedge liabilities	288	1,716
Current lease liabilities	213	309
Current captive insurance liability (see Note 19)	487	143
Others	1,339	1,530
Total other current liabilities	$6,194	$9,280

Note 12—Leases
The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2024 and 2052. The Company has no finance leases.

The Company determines if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the consolidated balance sheets.

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

	September 30, 2024	December 31, 2023
	(in thousands)
ROU Assets	$1,839	$2,138

Current portion of operating lease liabilities	213	309
Noncurrent portion of operating lease liabilities	1,727	1,952
Total	$1,940	$2,261

At September 30, 2024, the weighted average remaining lease term was 14.4 years and the weighted average discount rate is 6.4%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$393	$487

ROU assets obtained in the exchange for lease liabilities
Operating leases	$67	$237

Future lease payments under operating leases as of September 30, 2024 were as follows:

(in thousands)
Remainder of 2024	$107
2025	342
2026	328
2027	307
2028	312
Thereafter	2,240
Total future lease payments	3,636
Less imputed interest	1,696
Total operating lease liabilities	$1,940

Rental expenses under operating leases were $0.1 million and $0.4 million for the three and nine months ended September 30, 2024. Rental expenses under operating leases were $0.2 million and $0.5 million for each of the three and nine months ended September 30, 2023.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the nine months ended September 30, 2024 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date
February 8, 2024	$0.0750	$2,121	February 20, 2024	February 28, 2024
May 2, 2024	0.0750	2,031	May 20, 2024	May 31, 2024
August 1, 2024	0.0750	2,019	August 14, 2024	August 21, 2024

On October 30, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2024. The dividend will be paid on or about November 20, 2024 to stockholders of record as of the close of business on November 12, 2024.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended September 30, 2024, the Company acquired 123,274 Class B common stock under the stock purchase program for an aggregate amount of $2.0 million. In the nine months ended September 30, 2024, the Company acquired 492,032 Class B common stock under the stock purchase program for an aggregate amount of $7.9 million. There were no purchases under this program in the three and nine months ended September 30, 2023. At September 30, 2024, 4.2 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of September 30, 2024 and December 31, 2023, there were 3.7 million and 2.9 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $35.0 million and $22.7 million, respectively, at a weighted average cost per share of $9.55 and $7.75, respectively.

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

At September 30, 2024, There were no outstanding options to purchase the Company's common stock.

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

As of September 30, 2024, there were no outstanding warrants to purchase shares of the Company's common stock.

Purchase of Equity of Subsidiary

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

As of September 30, 2024, there were approximately $6.5 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income (loss)	$130	$(148)	$289	$(167)
Aggregate funding (provided by) paid to the Company, net	$222	$(12)	$293	$22

Summarized combined balance sheet amounts related to CCE was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$274	$265
Trade accounts receivable	176	275
Prepaid expenses and other current assets	360	323
Other assets	363	360
Total assets	$1,173	$1,223
Liabilities and noncontrolling interests
Current liabilities	$565	$611
Due to IDT Energy	4,600	4,893
Noncontrolling interests	(3,992)	(4,281)
Total liabilities and noncontrolling interests	$1,173	$1,223

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Note 15—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported tax rate	27.7%	25.7%	26.8%	25.4%

The reported tax rates for the three and nine months ended September 30, 2024 decreased compared to the same period in 2023. The decreases are mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,526	26,615	26,771	25,541
Effect of dilutive securities:
Non-vested restricted Class B common stock	342	691	390	466
Stock options and warrants	—	56	—	49
Diluted weighted-average number of shares	26,868	27,362	27,161	26,056

There were no other instruments excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2024 and 2023.

Note 17—Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of a Company, related to an acquisition of an investment property (see Note 9—Investments).

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

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three and nine months ended September 30, 2024 and 2023 the Company recognized a losses of a nominal amount and $0.1 million, respectively, in connection with the investment. At September 30, 2024, the Company holds 216,393 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations in the first quarter of 2023. The Company did not recognize any equity in net loss from Atid 613 for the three and nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Amount IDT charged the Company	$209	$225	$732	$866
Amount the Company charged IDT	$35	$34	$102	$101

The following table presents the balance of receivables and payables to IDT:

	September 30, 2024	December 31, 2023
	(in thousands)
Due to IDT	$141	$165
Due from IDT	$25	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a minimal amount in the three and nine months ended September 30, 2024 and $0.4 million in 2023 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of September 30, 2024. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 18—Business Segment Information

The Company has two reportable business segments: GRE and Genie Renewables. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. Genie Renewables develops, constructs and operates solar energy projects, distributes solar panels, offers energy procurement and advisory services and also sells third-party products to customers. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	Genie Renewables	Corporate	Total

Three Months Ended September 30, 2024
Revenues	$105,800	$6,117	$—	$111,917
Income (loss) from operations	15,038	(243)	(3,119)	11,676
Depreciation and amortization	75	156	—	231
Stock-based compensation	270	18	279	567
Provision for doubtful accounts receivables	441	—	—	441
Provision for (benefit from) income taxes	5,305	(191)	(1,190)	3,924

Three Months Ended September 30, 2023
Revenues	$120,313	$4,736	$—	$125,049
Income (loss) from operations	21,998	(2,051)	(2,061)	17,886
Depreciation and amortization	83	12	—	95
Stock-based compensation	242	9	398	649
Provision for (benefit from) income taxes	5,985	(318)	(649)	5,018
Provision for doubtful accounts receivables	350	—	—	350

Nine Months Ended September 30, 2024
Revenues	$304,982	$17,318	$—	$322,300
Income (loss) from operations	43,897	(2,279)	(9,531)	32,087
Depreciation and amortization	226	420	—	646
Stock-based compensation	777	35	962	1,774
Provision for (benefit from) income taxes	13,849	(1,033)	(2,507)	10,309
Provision for doubtful accounts receivables	1,651	—	—	1,651

Nine Months Ended September 30, 2023
Revenues	$311,458	$12,329	$—	$323,787
Income (loss) from operations	56,862	(4,477)	(8,189)	44,196
Depreciation and amortization	248	38	—	286
Stock-based compensation	790	19	1,445	2,254
Provision for (benefit from) income taxes	16,004	(1,107)	(1,946)	12,951
Provision for doubtful accounts receivables	1,722	—	—	1,722

Total assets for the business segments of the Company were as follows

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
September 30, 2024	$220,693	$36,377	$84,611	$341,681
December 31, 2023	214,121	28,912	87,522	330,555

The total assets of corporate segment includes total assets of discontinued operations of Lumo Finland and Lumo Sweden with aggregate net book value of $11.5 million and $20.6 million at September 30, 2024 and December 31, 2023, respectively.

Note 19 — Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of September 30, 2024, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2024, Resident Energy’s gross revenues from sales in Illinois were $9.4 million and $30.1 million, respectively. For the three and nine months ended September 30, 2023, Resident Energy’s gross revenues from sales in Illinois was $13.5 million and $37.5 million, respectively

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $92.5 million at September 30, 2024, of which $76.4 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2024 are expected to be paid as follows:

(in thousands)
Remainder of 2024	$29,873
2025	48,051
2026	13,554
2027	1,020
Thereafter	—
Total payments	$92,498

In the three months ended September 30, 2024, the Company purchased $37.3 million and $3.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2024, the Company purchased $55.3 million and $11.0 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended September 30, 2023, the Company purchased $31.2 million and $2.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the nine months ended September 30, 2023, the Company purchased $32.6 million and $13.7 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At September 30, 2024, GRE had commitments to purchase renewable energy credits of $16.1 million.

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

In December 2023, the Company paid a $51.2 million premium to the Captive, which is, recognized as restricted cash in the consolidated balance sheet. At September 30, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $3.9 million and $47.3 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the insurer's liabilities, particularly those related to insured risks. The Captive has restricted alternative investments included in other current assets and other assets in the consolidated balance sheets (see Note 9). The Company also recognized a $1.0 million and $2.7 million provision for captive insurance liability for the three and nine months ended September 30, 2024, respectively, related to the Captive's exposure for the insured risks. At September 30, 2024, the current portion of the captive insurance liability of $0.5 million is included in other current liabilities on the consolidated balance sheet.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for nine months ended September 30, 2024 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$45,088
Changes for the provision of prior year claims	4,374
Changes for the provision for current year claims	(1,707)
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$47,755

The captive insurance liability outstanding at September 30, 2024 is expected to be paid as follows (in thousands).

Remainder of 2024	$122
2025	791
2026	1,971
2027	2,969
2028	3,653
Thereafter	38,249
Total payments	$47,755

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2024, GRE had aggregate performance bonds of $26.7 million outstanding and $0.7 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2024, the Company was in compliance with such covenants. At September 30, 2024, restricted cash—short-term of $0.5 million and trade accounts receivable of $56.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $17.6 million at September 30, 2024.

Note 20—Debt

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On February 14, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2024. The aggregate available borrowing amount was reduced to $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2024, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At September 30, 2024, the cash collateral of $4.2 million was included in restricted cash—short-term in the consolidated balance sheet.

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

Genie Renewables holds our 95.5% interest in  Genie Solar, an integrated solar energy company, our 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings, and our 96.0% interest in Diversegy, our energy procurement advisor.

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

We determined that the discontinuance of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements. We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023. Lumo Sweden are continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was minimal and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $39.2 million as of September 30, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.3 million as of September 30, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $44.5 million as of September 30, 2024). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

We have also been notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.7 million as of September 30, 2024) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.8 million as of September 30, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

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

There were no income or loss from discontinued operations recognized in the three and nine months ended September 30, 2024 and in the three months ended September 30, 2023. In the nine months ended September 30, 2023, the Company recognized income from discontinued operation, net of taxes of $5.4 million, mainly from the increase in the estimated value of our investments in Orbit due to a change in estimated net assets of Orbit after the Orbit Administrators settle the liabilities.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 94.5% and 94.6% of our consolidated revenues in the three and nine months ended September 30, 2024, respectively and 96.2% and 96.2% of our consolidated revenues in the three and nine months ended September 30, 2023, respectively.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2023 and 2022 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 32.5% and 30.5% of GRE’s electricity revenues for 2023 and 2022 respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2024 the associated cost was approximately 1.3% of GRE's revenue and approximately 3.5% of GRE's revenue for the three and nine months ended September 30, 2023. At September 30, 2024 and December 31, 2023, 80.2% and 84.4% , respectively, of GRE’s net accounts receivable were under POR programs. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2024 and December 31, 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of September 30, 2024 or December 31, 2023).

	September 30, 2024	December 31, 2023
Customer A	16.0%	21.4%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended September 30, 2024 or 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three months ended September 30, 2024 or 2023):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	20.9%	24.1%	21.9%	17.4%

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 21—Recently Issued Accounting Standards, to the current period’s consolidated financial statements.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of our consolidated results of operations.

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Genie Retail Energy Segment

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Electricity	$100,694	$114,002	$(13,308)	(11.7)%	$268,390	$268,688	$(298)	(0.1)%
Natural gas	5,055	4,990	65	1.3	35,867	40,890	(5,023)	(12.3)
Others	51	1,321	(1,270)	nm	725	1,880	(1,155)	(61.4)
Total revenues	105,800	120,313	(14,513)	(12.1)	304,982	311,458	(6,476)	(2.1)
Cost of revenues	70,028	79,484	(9,456)	(11.9)	204,748	200,613	4,135	2.1
Gross profit	35,772	40,829	(5,057)	(12.4)	100,234	110,845	(10,611)	(9.6)
Selling, general and administrative expenses	20,734	18,831	1,903	10.1	56,337	53,983	2,354	4.4
Income from operations	$15,038	$21,998	$(6,960)	(31.6)	$43,897	$56,862	$(12,965)	(22.8)

nm—not meaningful

Revenues. Electricity revenues decreased by 11.7% in the three months ended September 30, 2024 compared to the same period in 2023. The decrease was due to a decrease in electricity consumption slightly offset by an increase in the average price per kilowatt hour charged to customers in the three months ended September 30, 2024 compared to the same period in 2023. Electricity consumption by GRE’s REPs' customers decreased by 12.6% in the three months ended September 30, 2024, compared to the same period in 2023, reflecting 2.3% and 10.5% decreases in the average number of meters served and average consumption per meter, respectively. The decrease in meters served was due to an increase in the churn rates of customers related to the growth in meters served during the first half of 2024, as new customers tend to have higher rates of churn than long-standing customers. The decrease in per meter consumption in the three months ended September 30, 2024 compared to the same period in 2023 was due to cooler than usual weather during the 2024 summer cooling season and standard fluctuations in customer consumption patterns. The average rate per kilowatt hour sold slightly increased by 1.0% in the three months ended September 30, 2024 compared to the same period in 2023 due to general market conditions.

Electricity revenues slightly decreased by 0.1% in the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was due to a decrease in in the average price per kilowatt hour charged to customers partially offset by an increase in electricity consumption in the nine months ended September 30, 2024 compared to the same period in 2023. The average rate per kilowatt hour sold decreased by 2.6% in the nine months ended September 30, 2024 compared to the same period in 2023 due to general market conditions. Electricity consumption by GRE’s REPs' customers increased by 2.6% in the nine months ended September 30, 2024, compared to the same period in 2023 reflecting a 3.6% increase in the average number of meters served partially offset by a 0.4% decrease in average consumption per meter. The increase in meters served was driven by strong customer acquisitions during the third quarter of 2024. Electricity consumption per meter decreased in the nine months ended September 30, 2024 compared to the same period in 2023 due to cooler than usual weather during the 2024 summer cooling season and standard fluctuations in customer consumption patterns.

Natural gas revenues increased by 1.3% in the three months ended September 30, 2024 compared to the same period in 2023. The increase was a result of an increase in natural gas consumption partially offset by a decrease in average revenue per therm sold in the three months ended September 30, 2024 compared to the same period in 2023. Natural gas consumption by GRE’s REPs’ customers increased by 4.3% in the three months ended September 30, 2024 compared to the same period in 2023, reflecting a 6.9% increase in average meters served, partially offset by a 2.4% decrease in average consumption per meter. The increase in meters served was due to high levels of customer acquisitions in the three months ended September 30, 2024. The average revenue per therm sold decreased by 2.9% in the three months ended September 30, 2024, compared to the same period in 2023 due to general market conditions.

Natural gas revenues decreased by 12.3% in the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in natural gas revenues in the nine months ended September 30, 2024 compared to the same period in 2023 was a result of a decrease in average revenue per therm sold partially offset by an increase in natural gas consumption. Average revenue per therm sold decreased by 17.8% in the nine months ended September 30, 2024, compared to the same period in 2023 due to general market conditions. Natural gas consumption by GRE’s REPs’ customers increased by 6.7% in the nine months ended September 30, 2024 compared to the same period in 2023, reflecting increases in average meters served and average consumption per meter of 6.5% and 0.1%, respectively, in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in meters served was driven by customer acquisition efforts during 2023 and continued through 2024.

Other revenues in the three and nine months ended September 30, 2024 and 2023 included revenues from the sale of petroleum products in Israel and customer termination fees from commercial customers.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Meters at end of quarter:
Electricity customers	311	278	281	279	304
Natural gas customers	88	84	83	82	81
Total meters	399	362	364	361	385

Gross meter acquisitions in the three months ended September 30, 2024, were 104,000 compared to 60,000 for the same period in 2023. Gross meter acquisitions in the nine months ended September 30, 2024, were 234,000 compared to 264,000 for the same period in 2023. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels after a "strategic pause" implemented from the fourth quarter of 2021 through 2022. The gross meter acquisition for the three months ended September 30, 2024 increased compared to the same period in 2023 due to a significant customer aggregation deal that started in September 2024. The gross meter acquisitions for the nine months ended September 30, 2024 decreased compared to the same periods in 2023 as customer acquisition efforts returned to historically normalized level.

Meters served increased by 37,000 between June 30, 2024 to September 30, 2024. Meters served increased by 35,000 meters from December 31, 2023 to September 30, 2024. The increase in the number of meters served at September 30, 2024 compared to June 30, 2024 and December 31, 2023. was due to a significant aggregation deal that started in September 2024.

In the three months ended September 30, 2024, average monthly churn increased to 5.6% compared to 4.4% for same period in 2023. In the nine months ended September 30, 2024, the average monthly churn increased to 5.4% compared to 4.4% for same period in 2023, as a result of higher churn rates related to newly acquired customers.

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

(in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
RCEs at end of quarter:
Electricity customers	301	267	267	272	298
Natural gas customers	79	78	81	78	77
Total RCEs	380	345	348	350	375

RCEs at September 30, 2024 increased 10.1% compared to June 30, 2024. The increase is due to a customer aggregation deal that started in September 2024 as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenues:
Electricity	$67,032	$75,117	$(8,085)	(10.8)	$181,492	$166,206	$15,286	9.2
Natural gas	2,996	3,327	(331)	(9.9)	22,591	32,858	(10,267)	(31.2)
Others	—	1,040	(1,040)	nm	665	1,549	(884)	nm
Total cost of revenues	$70,028	$79,484	$(9,456)	(11.9)	$204,748	$200,613	$4,135	2.1

nm—not meaningful

	Three months ended September 30,			Nine months ended September 30,
(amounts in thousands)	2024	2023	Change	2024	2023	Change
Gross margin percentage:
Electricity	33.4%	34.1%	(0.7)	32.4%	38.1%	(5.8)
Natural gas	40.7	33.3	7.4	37.0	19.6	17.4
Others	100.0	21.3	78.7	8.3	17.6	(9.3)
Total gross margin percentage	33.8%	33.9%	(0.1)	32.9%	35.6%	(2.7)

Cost of revenues for electricity decreased in the three months ended September 30, 2024 compared to the same period in 2023 primarily because of a decrease in the electricity consumption by GRE’s REPs’ customers partially offset by an increase in the average unit cost of electricity. The average unit cost of electricity increased 2.0% in the three months ended September 30, 2024 compared to the same period in 2023 due to an increase in the average wholesale price of electricity. The gross margin on electricity sales decreased in the three months ended September 30, 2024 compared to the same period in 2023 because the average unit cost of electricity increased more than the average rate charged to customers. The decrease in gross margin is due to the change in the mix type of customers in the three months ended September 30, 2024 compared to the same periods in 2023.

Cost of revenues for electricity increased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily because of increases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity increased 6.4% in the nine months ended September 30, 2024 compared to the same period in 2023, due to higher wholesale prices of electricity during the nine months ended September 30, 2024 compared to the same period in 2023. Gross margin on electricity sales decreased in the nine months ended September 30, 2024 compared to the same period in 2023 because the average unit cost of electricity increased while the average rate charged to customers decreased.

Cost of revenues for natural gas decreased in the three months ended September 30, 2024 compared to the same period in 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by an increase in the natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased by 13.7% per therm in the three months ended September 30, 2024 compared to the same period in 2023 due to a decrease in the wholesale price of natural gas. Gross margin on natural gas sales increased in the three months ended September 30, 2024 compared to the same period in 2023 because the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas decreased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by an increase in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas decreased 35.5% in the nine months ended September 30, 2024 compared to the same period in 2023 due to a decrease in the wholesale price of natural gas during the nine months ended September 30, 2024 compared to the same period in 2023. Gross margin on natural gas sales increased in the nine months ended September 30, 2024 compared to the same period in 2023 because the average unit cost of natural gas decreased more than the decrease in the average rate charged to customers.

Selling, General and Administrative. Selling, general and administrative expenses increased by 10.1% in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in marketing and customer acquisition costs, management fees, POR program fees and processing fees partially offset by a decrease in employee-related expenses. Marketing and customer acquisition expenses increased by $0.9 million in the three months ended September 30, 2024 compared to the same period in 2023 as a result of an increase in the number of meters acquired during the 2024 period. Management fees increased by $0.5 million in the three months ended September 30, 2024 compared to the same period in 2023 as a result of a favorable results in Mirabito. POR program fees increased by $0.1 million in the three months ended September 30, 2024 compared to the same period in 2023 as a result of changes in rates implemented by several utilities. Processing fees increased by $0.5 million in the three months ended September 30, 2024 compared to the same period in 2023 as a result of an increase in meters served with billing fees incurred by GRE. Employee-related expenses decreased by $0.5 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in bonus accrual. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 15.7% in the three months ended September 30, 2023 to 19.6% in the three months ended September 30, 2024.

Selling, general and administrative expenses increased by 4.4% in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in selling, general and administrative expense in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in processing fees, POR program fees, management fees, and marketing and customer acquisition costs. Processing fees increased by $0.9 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of an increase in meters served with billing fees. POR processing fees increased by $0.6 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of changes in rates implemented by several utilities. Management fees increased by $0.6 million in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of a favorable results in Mirabito. Marketing and customer acquisition expenses slightly increased by $0.1 million in the nine months ended September 30, 2024 compared to the same period in 2023. As a percentage of GRE’s total revenues, selling, general and administrative expense increased from 17.3% in the nine months ended September 30, 2023 to 18.5% in the nine months ended September 30, 2024.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is composed of Genie Solar, CityCom Solar and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects. CityCom Solar is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy provides energy procurement advisory services to commercial and industrial customers.

On November 3, 2023, Genie Solar acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. On November 3, 2023, Genie Solar also signed an agreement to purchase from the sellers another special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed.

The acquisitions have been accounted for as an asset acquisition with a total purchase price of $9.0 million, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in our consolidated balance sheets.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Revenues	$6,117	$4,736	$1,381	29.2%	$17,318	$12,329	$4,989	40.5%
Cost of revenue	3,982	4,483	(501)	(11.2)	12,523	10,598	1,925	18.2
Gross profit	2,135	253	1,882	743.9	4,795	1,731	3,064	177.0
Selling, general and administrative expenses	2,298	2,304	(6)	(0.3)	6,875	6,208	667	10.7
Impairment of assets	80	—	80	nm	199	—	199	nm
Loss from operations	$(243)	$(2,051)	$(1,808)	(88.2)%	$(2,279)	$(4,477)	$2,198	(49.1)%

nm—not meaningful

Revenue. Genie Renewables' revenues increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase in revenues were the result of increases from Diversegy that includes commissions, entry fees and other fees revenue contributions from the portfolio of operating solar projects at Genie Solar and  revenues from the development of solar projects for customers from Genie Solar partially offset by a decrease in revenues from commissions from selling alternative products and services to customers by CityCom Solar.

Cost of Revenues. The variations in the cost of revenues for the three and nine months ended September 30, 2024 compared to the same periods in 2023 are due to changes in the mix of products from which the revenues were generated during the periods. In the first quarter of 2024, we recorded a $0.4 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in headcount in Genie Solar and Diversegy, consulting fees, warehousing costs at Genie Solar and depreciation from the solar arrays acquired by Genie Solar in the last nine months.

Impairment of assets. The impairment of assets recorded in the three and nine months ended September 30, 2024 relates to capitalized cost at Genie Solar for solar projects that were discontinued in the second quarter of 2024.

Corporate

As discussed above, the remaining accounts of GRE International were transferred to corporate starting in the third quarter of 2022. (when GRE International ceased being treated as a separate segment). Entities under corporate do not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
General and administrative expenses	2,128	2,061	67	3.3	6,864	8,189	(1,325)	(16.2)
Provision for captive insurance liability	991	—	991	nm	2,667	—	2,667	nm
General and administrative expenses and loss from operations	$3,119	$2,061	$1,058	51.3%	$9,531	$8,189	$1,342	(16.4)%

nm—not meaningful

Corporate general and administrative expenses slightly increased in the three months ended September 30, 2024 compared to the same period in 2023. Corporate general and administrative expenses decreased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily because of decreases in employee-related cost and professional and consulting fees. As a percentage of our consolidated revenues, Corporate general and administrative increased to 1.9% in the three months ended September 30, 2024 from 1.6% in the three months ended September 30, 2023 and decreased to 2.1% in the nine months ended September 30, 2024 from 2.5% in the nine months ended September 30, 2023.

In December 2023, we established a wholly-owned captive insurance subsidiary (the "Captive") with the primary purpose of enhancing our risk financing strategies. In December 2023, we paid $51.2 million premiums to Captive, which amount is included in restricted cash in our consolidated balance sheet as of December 31, 2023. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized $1.0 and $ $2.7 million provision for captive insurance liability for the three and nine months ended September 30, 2024 related to Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million for each of the three months ended September 30, 2024 and 2023 respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2024 and 2023. At September 30, 2024, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $6.5 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%	2024	2023	$	%
Income from operations	$11,676	$17,886	$(6,210)	(34.7)%	$32,087	$44,196	$(12,109)	(27.4)%
Interest income	2,346	1,331	1,015	76.3	5,049	3,313	1,736	(52.4)
Interest expense	(22)	(27)	(5)	(18.5)	(385)	(75)	(310)	(413.3)
Other income, net	56	(4)	60	nm	1,398	3,137	(1,739)	(55.4)
Gain on marketable equity securities and investments	122	334	(212)	63.5	349	385	(36)	(9.4)
Provision for income taxes	(3,924)	(5,018)	(1,094)	(21.8)	(10,309)	(12,951)	2,642	20.4
Net income from continuing operations	10,254	14,502	(4,248)	(29.3)	28,189	38,005	(9,816)	(25.8)
(Loss) income from discontinued operations, net of tax	(25)	(304)	279	(91.8)	(435)	5,923	(6,358)	(107.3)
Net income	10,229	14,198	(3,969)	(28.0)	27,754	43,928	(16,174)	36.8
Net (loss) income attributable to noncontrolling interests	30	(261)	291	(111.5)	(179)	(118)	(61)	51.7
Net income attributable to Genie Energy Ltd.	$10,199	$14,459	$(4,260)	(29.5)%	$27,933	$44,046	$(16,113)	36.6%

nm—not meaningful

Interest income.  Interest income increased in the three and nine  months ended September 30, 2024, compared to the same periods in 2023 primarily due to increase in average balances of cash and cash equivalents and restricted cash during the period.

Other Income, net.  Other income, net in the three months ended September 30, 2024 and 2023 and in the nine months ended September 30, 2024 and 2023 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other income (loss) income, net, in the three months ended September 30, 2023 consisted primarily of a one-time tax credit related to payroll taxes incurred in prior years.

Provision for Income Taxes. The change in the reported tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is the result of changes in the mix of jurisdictions in which taxable income was earned.

Net Loss Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and nine months ended September 30, 2024 pertains to the change in fair value of the Company's investments in common stock of Rafael which the Company acquired in December 2020 and various investments in equity of several entities.

Net (loss) income from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three and nine months ended September 30, 2024 is mainly related to foreign exchange differences in Lumo Sweden during the period. Gain from discontinued operations, net of tax in the three and nine months ended September 30, 2024 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $136.3 million balance of unrestricted cash and cash equivalents that we held at September 30, 2024 will be sufficient to meet our anticipated cash requirements for at least the period to November 7, 2025.

At September 30, 2024, we had working capital (current assets less current liabilities) of $138.8 million.

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Cash flows provided by (used in):
Operating activities	$49,174	$32,561
Investing activities	(11,545)	(749)
Financing activities	(18,461)	(12,515)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(120)	61
Decrease in cash, cash equivalents and restricted cash of continuing operations	19,048	19,358
Cash flows provided by discontinued operations	8,570	22,039
Net increase in cash, cash equivalents and restricted cash	$27,618	$41,397

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $6.3 million in the nine months ended September 30, 2024 compared to net cash used in operating activities of continuing operations of  $32.6 million in the nine months ended September 30, 2023. The decrease is due primarily to the fluctuation in the results of operations in the nine months ended September 30, 2024 compared to the same period in 2023.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $24.5 million for the three months ended September 30, 2024, compared to the same period in 2023.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2024, we were in compliance with such covenants. At September 30, 2024, restricted cash—short-term of $0.5 million and trade accounts receivable of $56.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $17.6 million at September 30, 2024.

We had purchase commitments of $92.5 million at September 30, 2024, of which $76.4 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At September 30, 2024, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $3.9 million and $47.3 million, respectively. We also recognized $2.7 million provision for captive insurance liability for the three months ended September 30, 2024, related to Captive's exposure for the insured risks. At September 30, 2024, the current captive insurance liability of $0.5 million is included in other current liabilities in our consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of September 30, 2024 were $3.6 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2024, we had outstanding aggregate performance bonds of $26.7 million and a minimal amount of unused letters of credit.

Investing Activities

Our capital expenditures increased $3.1 million to $4.0 million for the nine months ended September 30, 2024 compared to the same period in 2023. The capital expenditures are mainly for the construction of solar projects at Genie Solar. In the nine months ended September 30, 2024, we transferred $1.9 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2024 will be between $6.0 million to $10.0 million mostly related to the solar projects of Genie Renewables.

On November 3, 2023, we acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. The acquisition has been accounted for as an asset acquisition with a total purchase price of $7.7 million, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in our consolidated balance sheets.

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

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our consolidated balance sheets. At September 30, 2024, $3.6 million was outstanding under the note payable with an effective interest rate of 5.0%.

In the nine months ended September 30, 2024 and 2023, we acquired minimal interests in various ventures for an aggregate amount of investments of $4.0 million and $5.9 million, respectively.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company and a related party. In the three months ended March 31, 2023, we sold 195,501 shares of our Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, we acquired 150,001 shares of our Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At September 30, 2024, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.4 million.

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

On November 29, 2021, Orbit, which operated in the United Kingdom, was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to Orbit Administrators. The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021. In 2022, we transferred $49.7 million to the Orbit Administrators as part of the administration process. On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Administrators. The accounts of Orbit were reconsolidated with those of the Company effective November 28, 2023. In 2023, the Orbit Administrators paid us a return of our interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer).

Financing Activities

In the nine months ended September 30, 2024 and 2023, we paid dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock, or aggregate dividends of $6.2 million and $3.9 million in the nine months ended September 30, 2024 and 2023, respectively. On October 30, 2024 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 20, 2024 to stockholders of record as of the close of business on November 12, 2024.

In the nine months ended September 30, 2023, we paid Base Dividends of $0.1594 per share of our 2012-A Preferred Stock or Preferred Stock in an aggregate amount of $0.2 million.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the nine months ended September 30, 2024, we acquired 492,032 Class B common stock under the stock purchase program for an aggregate amount of $0.0 million. There are no repurchases under this program in the three months ended September 30, 2023. At September 30, 2024, 4.2 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

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

On February 7, 2022, our Board of Directors authorized a program to redeem up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share beginning in the second quarter of 2022. In the nine months ended September 30, 2024, the Company redeemed 117,647 shares of Preferred Stock under the stock purchase program for an aggregate amount of $1.0 million.

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

In the nine months ended September 30, 2024 and 2023, we paid $3.6 million and $2.3 million, respectively, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2024, there is no issued letter of credit from the Credit Line. At September 30, 2024, the cash collateral of $4.5 million was included in restricted cash—short-term in our consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $8.6 million in the nine months ended September 30, 2024 compared to $19.5 million in the same period in 2023. The cash provided by operating activities of discontinued operations in the three months ended September 30, 2024 and 2023 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2024 had remained the same as in the three months ended September 30, 2023, our gross profit from electricity would have increased by $0.3 million and our gross profit from natural gas would have decreased $0.3 million. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2024 had remained the same as in the nine months ended September 30, 2023, our gross profit from electricity and natural gas sales would have increased by $18.2 million and our gross profit from natural gas would have decreased $4.8 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized losses from derivative instruments of $6.2 million and $20.1 million in the three and nine months ended September 30, 2024, respectively, and losses of $4.5 million and $21.6 million for the three and nine months ended September 30, 2023 from our derivative instruments. Refer to Note 7 – Derivative Instruments, for details of the hedging activities.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the third quarter of 2024:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1–31, 2024	—		$—	—	4,292,659
August 1–31, 2024	137,066	(2)	16.07	69,405	4,223,254
September 1–30, 2024	53,869		16.84	53,869	4,169,385
Total	190,935		$16.29	123,274

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 67,661 shares of Class B Common stock that was tendered by officers and employees to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their current fair market value on the trading day immediately prior to the vesting date.

Item 3.         Defaults upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable

Item 5.          Other Information

None

Item 6.       Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 7, 2024	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

November 7, 2024	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

