Form 10-K
period 2024-12-31
Genie Energy Ltd.
filed 2025-03-14
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024,

or

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $14.62 per share, as reported on the New York Stock Exchange, was approximately $288.8 million.

As of March 12, 2025, the registrant had outstanding 25,435,418 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 3,889,037 shares of Class B common stock held in treasury by the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders, to be held May 6, 2025, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

  Genie Retail Energy (“GRE”) supplies electricity and natural gas to residential and small business customers through retail energy providers ("REPs") operating in certain deregulated markets within the United States; and
  Genie Renewables ("GREW") is primarily comprised of the following three lines of businesses:
    Genie Solar — an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects;
    CityCom Solar (“CityCom”) — a marketer of community solar and alternative products and services complementary to our energy offerings;
    Diversegy LLC (“Diversegy”) — a provider of energy procurement and advisory services to industrial, commercial and municipal customers.

The Company owns 100% of Genie Retail Energy, Inc. and 95.5% of Genie Energy Services, LLC (“GES”). GES holds our interest in the entities comprising the GREW segment. In the third quarter of 2022, the Company ceased to operate a former segment, GRE International (“GREI”). Certain of GREI's assets and liabilities and operations were classified as discontinued operations and the segment's remaining assets and liabilities were combined with corporate.

GRE owns and operates REPs, including IDT Energy, Inc. (“IDT Energy”), Residents Energy, LLC (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectively, “TSE”), Southern Federal Power, LLC (“SFP”), Evergreen Gas & Electric, LLC (“Evergreen”) and Mirabito Natural Gas, LLC ("Mirabito"). GRE's REP businesses resell electricity and natural gas to residential and small business and small commercial customers. The majority of GRE's REPs' customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

GREW consists of our 95.5% interest in Genie Solar, our 92.8% interest in CityCom Solar and our 96.0% interest in Diversegy.

DISCONTINUED OPERATIONS IN UNITED KINGDOM, FINLAND AND SWEDEN

Previously, the Company had a third segment, Genie Retail Energy Internationals, or GREI, which supplied electricity and natural gas to residential and small business customers in certain markets in Europe. GREI was comprised of Orbit Energy Limited ("Orbit”), which operated in the United Kingdom, Lumo Energia Oyj (“Lumo Finland”) which operated in Finland and Lumo Energi AB (“Lumo Sweden”) which operated in Sweden.

On November 29, 2021, Orbit was declared insolvent and its customers were transferred to the “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to third-party administrators (the "Orbit Administrator"). The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Orbit Administrator. The accounts of Orbit were consolidated with those of the Company effective November 28, 2023.

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

REPORTABLE SEGMENTS

We have two reportable business segments: GRE and GREW. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in “Note 18 — Business Segment and Geographic Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

In July 2023, Genie Solar broke ground on its second company-owned solar generation project, a 6.25 MW array also in Upstate New York.

In late 2023 and early 2024, Genie Solar acquired a portfolio of operating solar system facilities in Ohio, Michigan and Indiana.

RECENT DEVELOPMENTS

In November 2024, Genie Solar closed a $7.4 million term loan to finance a portfolio of operating solar generation assets.

DIVIDENDS

We pay a quarterly dividend on our Class A and Class B common stock.

The aggregate dividends paid in the year ended December 31, 2024 on our  Class A and Class B common stock (the “Common Stock”) was $8.2 million, as follows:

●	On February 28, 2024, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the fourth quarter of 2023 to stockholders of record at the close of business on February 20, 2024.

●	On May 31, 2024, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the first quarter of 2024 to stockholders of record at the close of business on May 20, 2024.

●	On August 22, 2024, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the second quarter of 2024 to stockholders of record at the close of business on August 14, 2024.

●	On November 20, 2024, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the third quarter of 2024 to stockholders of record as of the close of business on November 12, 2024.

On February 26, 2025, we paid a quarterly dividend of $0.075 per share on our Common Stock for the fourth quarter of 2024 to stockholders of record as of the close of business on February 18, 2025.

BUSINESS

Genie Retail Energy

Overview

GRE is comprised of REPs and related businesses. GRE’s REP businesses acquire residential and business electricity and natural gas customers in deregulated markets in the United States. GRE purchases electricity and natural gas on the wholesale markets and resells these commodities to GRE's REPs' customers. The difference between the net sales price of electricity and natural gas sold to its customers and the cost of their electricity and natural gas supplies and related costs are the REP businesses’ gross profits.

GRE’s REP businesses operate in certain utility territories within the deregulated retail energy markets of nineteen states in the United States: California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas, as well as in Washington, D.C. As part of our ongoing business development efforts, we routinely evaluate opportunities in other deregulated jurisdictions to accelerate the growth of our customer base and to reduce operational and regulatory risks associated with geographical concentration.

GRE’s REP businesses operate under several brand names including IDT Energy, Residents Energy, Town Square Energy, Southern Federal Power, Evergreen and Mirabito. GRE's diverse offerings, in both the electricity and natural gas markets, include variable rate and fixed rate offerings. Throughout many of their markets, GRE's REPs offer green electricity and green natural gas products. Green electricity supply is matched with renewable energy certificates, or RECs that reflect the generation of electricity from renewable sources. Green natural gas supply is matched with carbon offsets certificates generated mostly from greenhouse emission reduction projects.

Historically, GRE has expanded its REP businesses primarily through organic growth of its REPs and acquisition of other REPs. Organic growth is achieved by adding new customers through customer acquisition programs at a rate faster than customers are lost through attrition. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and municipal aggregation contracts. Municipal aggregation contracts award the electricity supply of the participating residents to a single supplier at a fixed price.

GRE evaluates its customer base both in terms of the numbers of commodity meters served and the number of Residential Customer Equivalents ("RCEs") represented by these meters. An RCE is a unit of measure denoting the typical annual commodity consumption of a single-family residential customer. One RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity.

Customer churn is a significant factor in the REP business. GRE's REPs' monthly churn rates average between four and seven percent per month. Customer churn tends to be impacted by commodity prices, weather-driven consumption changes and the price to REP customers relative to competitors including the incumbent utility. Newly acquired customers typically have higher rates of churn than longer-tenured customers. Expiration of municipal aggregation deals also impacts churn as the customers are moved to the new supplier.

GRE’s revenue represented approximately 94.9% and 95.6% and 96.3% of our total consolidated revenue in 2024, 2023 and 2022, respectively. In 2024, GRE generated revenue of $403.3 million comprised of $350.5 million from sales of electricity, $52.1 million from sales of natural gas and $0.7 million from other sources, as compared with revenue of $409.9 million in 2023, comprised of $350.8 million from the sales of electricity, $56.0 million from the sales of natural gas and $3.1 million from other sources and in 2022, consolidated revenue was $304.0. million, comprised of $241.8 million from the sales of electricity and $62.1 million from the sales of natural gas. GRE's electricity sales as a percentage of total sales have increased in recent years as our sales channels have acquired more electric customers than gas customers. The change in the electric and natural gas proportions is due to the Company's expansion and growth in states where only electricity has been deregulated such as Massachusetts and Texas.

GRE’s REP revenue is seasonal. Approximately 43.0% 48.1% and 39.7% of our natural gas revenues in 2024, 2023 and 2022, respectively, were generated during the first quarter, when the demand for heating in our service areas tends to be highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7%, 32.5% and 30.5% of total revenues from electricity sales in 2024, 2023 and 2022, respectively, were generated in the third quarter when the demand for cooling in our service areas tends to be highest.

Severe and unusual weather patterns have significantly impacted GRE’s financial results at various times through its history, and will likely do so again. For example, a polar vortex that impacted the northeast in the first quarter of 2014 and Winter Storm Uri that impacted Texas in the first quarter of 2021 both resulted in significant losses for GRE.

Global climate change has produced variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, and more frequent and extreme weather events, which could further impact our operations. Weather projections suggest increases to summer temperature and humidity trends, as well as more erratic precipitation and storm patterns over the long term. The frequency in which weather conditions emerge outside the current expected climate norms could contribute to the weather-related impacts discussed above.

As of December 31, 2024, GRE serviced 423,000 meters (333,000 electric and 90,000 natural gas), compared to 361,000 meters (279,000 electric and 82,000 natural gas) as of December 31, 2023. As of December 31, 2024, GRE has 399,000 RCEs (319,000 electric and 80,000 natural gas), compared to 360,000 RCEs (272,000 electric and 88,000 natural gas) as of December 31, 2023.

REP Industry Overview

REPs operate in deregulated retail energy markets in the US. REPs purchase electricity and natural gas in the wholesale markets and resell these commodities to their customers including homeowners, renters and small to mid-sized commercial and governmental operations and institutions. Incumbent local utilities continue to handle electricity and natural gas distribution, billing, and in many cases, collections. The utilities remit the proceeds collected for the commodity supply portion of their bills less certain fees to the REPs.

REPs generally have no significant fixed assets and have low levels of capital expenditure. Their cost of revenue is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing and purchase of receivables, or POR, fees paid to the utilities, and program management.

As of December 31, 2024, there were thirty U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas, and in some states, where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Marketing

The services of GRE’s REPs - IDT Energy, Residents Energy, TSE, SFP, Evergreen and Mirabito - are made available to customers under several offerings with distinct terms and conditions. The offerings include fixed rate contracts whose unit price remains the same throughout the agreed upon term and variable rate programs whose prices may be adjusted month-to-month. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2024, meters supplied under variable rate offerings constituted approximately 39.8% of GRE's meter base. The balance of meters were supplied under fixed rate agreements.

GRE’s REPs offer green electricity and green natural gas products in many of their markets. Renewable electricity supply is 100% matched with renewable energy certificates, or RECs, that reflect the generation of electricity from sources such as hydro-electric wind, solar and biomass. Green natural gas supply is matched with carbon offsets certificates generated mostly from greenhouse emission reduction projects.

The electricity and natural gas we sell through our offerings are metered and delivered to customers by the local utilities. The utilities also provide billing and collection services for the majority of our customers.

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. In exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are preferred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. Over the course of 2024, the associated cost was approximately 1.2% of GRE's revenue. At December 31, 2024, 83.6% of GRE’s net accounts receivable were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C. and Massachusetts offer POR programs, without recourse. These programs permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs. After a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire, Ohio and Rhode Island do not offer POR, but they do offer consolidated billing. In Florida and Texas, there are no POR or consolidated billing programs.

GRE targets markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real-time market that reflects a fair commodity price for all participants. This allows GRE to reflect a true market cost base and adjust its rates to its variable rate customers taking into account prevailing market rates.

We regularly monitor deregulated and deregulating markets in states where we do not yet operate to determine whether and under what conditions we could operate profitability. We may initiate the licensing process in a selected region to facilitate entry into that region contingent upon favorable deregulatory developments.

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at the market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2024, the Company was in compliance with such covenants.

GRE's REPs are required to meet certain minimum green energy supply criteria in many of the markets in which it operates. We meet those thresholds by acquiring REC. In addition, GRE offers green or other renewable energy products to its customers in many of the territories in which we operate. GRE acquires green renewable energy conversion rights or attributes and RECs to satisfy the load requirements of electricity customers and carbon offsets for natural gas customers.

GRE does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. For their natural gas supply, GRE’s REPs currently contract with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services. For electricity supply, they utilize the regional independent system operators (ISOs) including the New York Independent System Operator, Inc. (NYISO), and PJM Interconnection, LLC, (PJM), ISO New England, and Electricity Reliability Council of Texas (ERCOT), for electric transmission and distribution. NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey, Pennsylvania, Maryland and Illinois) and the District of Columbia. ISO New England administers the electric grid and oversees wholesale electricity markets in the New England region. In Texas, SFP acquires power through ERCOT.

For risk management purposes, GRE’s REPs utilize forward physical delivery contracts for a portion of their purchases of electricity and natural gas, which are defined as commodity derivative contracts. In addition, GRE’s REPs enter into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas.

The ISOs perform real-time load balancing for each of the electrical power grids in which GRE REPs operate. Similarly, load balancing is performed by the utilities or local distribution company, or LDC, for each of the natural gas markets in which GRE operates. Load balancing ensures that the amount of electricity and natural gas that GRE’s REPs purchase is equal to the amount necessary to service all the REPs' customer demands at all times. GRE’s REPs are charged or credited for balancing the electricity and natural gas purchased and sold for their account by their suppliers and the LDCs. GRE’s REPs manage the differences between the actual electricity and natural gas demands of their customers and their bulk or block purchases by buying and selling in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs, and/or ISOs.

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

Increasing our market share depends in part on our ability to persuade more customers to switch from other providers to one of our REPs at a higher rate than our customers churn to other providers. Moreover, local utilities and some REPs may have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to GRE requires significant investments in marketing and sales operations.

Regulation

REPs such as ours must be licensed in each state and utility service territory in which they operate. Each is subject to the rules and regulations governing the operations of REPs in each jurisdiction.

Although the rates charged by GRE’s REPs are not regulated in the same way as the rates of utility companies, the manner in which the REPs market to potential customers, the type of products offered, and the relationships between the REPs and their customers, are heavily regulated. GRE’s REPs must also comply with various quarterly and/or annual reporting requirements in order to maintain their eligibility to provide service. In certain jurisdictions the REPs are required to publish product offers with the applicable regulatory commissions, or in the public domain, generally on a website established for such purpose. In addition to the regulations that govern the relationships between GRE’s REPs and their customers, GRE’s REPs also maintain specific Terms & Conditions or Terms of Service for each product in each jurisdiction that the parties agree to be bound by.

From time to time, the Company is party to legal proceedings that arise in the ordinary course of business including those with utility commissions or other government regulatory or law enforcement agencies.

As of December 31, 2024, GRE’s REPs operate in Washington D.C., New York, Pennsylvania, New Jersey, Maryland, Illinois, Indiana, Ohio, Michigan, New Hampshire, Rhode Island, Connecticut, Florida, Massachusetts, Delaware, Maine, Texas, California and Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

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

Environment

In March 2021, the Biden Administration announced a framework for the "Build Back Better" agenda. The proposed framework included policies to address climate change across the federal government through the tax code, an energy efficiency and clean energy standard and research and development, among other areas of focus.

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

Corporations are facing increasing pressure from their customers and investors to align their businesses with environmental and sustainability objectives, including supporting goals to reduce GHG emissions in their business operations. Leading institutional investors and money managers are increasingly considering sustainability as a key factor in investment decisions and are increasingly advocating for more transparency in disclosure on climate-related matters and pledging to align proxy voting to climate-rated proposals with its fiduciary duty. An increasing number of corporations are also proactively making commitments to reducing their GHG emissions footprint, either through procuring increasing amounts of clean energy, such as RECs, EFECs, or emissions offsets, to offset their carbon footprint over time.

The need for new clean, reliable sources of power that can scale, decarbonize the system, and meet new load requirements is leading to rapid advancements in emerging technologies like advanced nuclear power, carbon capture and sequestration, energy storage, advanced geothermal and hydrogen. The improvements in advanced nuclear including Small Modular Reactors (SMR), growing state and federal support, and the potential to rapidly reduce costs with scaled deployment create a potential path to market for new nuclear within the next decade. Carbon capture and sequestration is similarly experiencing substantial investment and a heightened focus that could impact deployment earlier within the next decade. On a nearer term time horizon, it is expected that energy storage will continue to see high levels of investment driven by lower costs, state-directed mandates, a backlog of storage projects in the interconnection queue, and utilities seeking large-scale storage capacity to support higher renewables penetration, and innovations in battery chemistries and technologies. Advanced geothermal and clean hydrogen have similar opportunities to scale supply with early deployments de-risking the technologies. Clean hydrogen, in particular, has the potential to drive decarbonization downstream across hard to decarbonize demand sectors, like long-haul transportation, steel, chemicals, heating, agriculture, and long-term power storage. Collectively, advanced nuclear, carbon sequestration, energy storage, geothermal, and clean hydrogen are expected to help support carbon reduction goals.

The reelection of President Donald Trump has altered the landscape of federal climate policy. In the short time since his inauguration, President Trump has taken several actions that pare back climate and sustainability initiatives from prior administrations and called for the repeal of several Biden-era energy tax-support and related initiatives. It is not yet clear what impact, if any, these actions may have on us. President Trump has also emphasized the importance of reliable, affordable electricity to grow the economy and protect national security, and has specifically cited nuclear energy as an important technology.

On January 20, 2025, President Trump issued the executive order “Unleashing American Energy.” The order revokes President Biden’s Executive Orders related to climate initiatives. In addition to withdrawing from the Paris Climate Agreement, President Trump directed the United States Environmental Protection Agency (EPA) to abandon the consideration of the “social cost of carbon” in regulatory determinations and submit a recommendation on the fate of the 2009 finding under the Clean Air Act (CAA) that greenhouse gases threaten public health and welfare, which serves as a necessary statutory prerequisite for EPA to implement greenhouse gas emission standards for motor vehicles and other sectors. All federal agencies are directed to pause clean energy and climate-related funding under the Inflation Reduction Act and Infrastructure Investment and Jobs Act.

The Company cannot predict the nature of future regulations or how such regulations and industry developments might impact its future operations.

The adoption and implementation of any laws or regulations imposing obligations on, or limiting GHG emissions could adversely affect pricing or demand for our offerings. We may not be able to pass on increases in costs to customers. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products and carbon-emitting fuel sources that are deemed to contribute to climate change, or restrict the use of such products or fuel sources, may reduce demand for our offerings or impact the energy supply markets.

Employees

As of February 28, 2025, GRE employed 152 employees, 59 of whom are located in the Jamestown, New York office, 59 of whom are located in our New Jersey office, 19 of whom are located in our Arizona office and 15 of whom are located in Texas.

Genie Renewables

Overview

GREW is comprised of businesses that market and provide renewable and other energy solutions. GREW currently primarily consists of (i) our 95.5% interest in Genie Solar, (ii) our 92.8% interest in CityCom, and (iii) our 96.0% interest in Diversegy.

Genie Solar is engaged in multiple facets of the solar energy ecosystem including, development, construction, management and operations of small utility scale solar generation projects including community solar. We utilize our best-in-class technology and expertise to identify and permit potential solar sites, design, build operate them as well as to evaluate and acquire operating solar generation assets. Genie Solar holds our 60.0% interest in Prism which designs and manufactures specialized solar panels.

Our current portfolio consists of a 9.4 MW operating portfolio of projects in Ohio and Michigan, ~10 MW of community solar projects in New York that are at the construction phase 6 MW of projects in permitting and an additional 72MW of projects under development.

CityCom Solar is a provider of customer acquisition solutions for community solar and alternative products and services that are complementary to our energy offerings.

Diversegy is an energy procurement advisor to industrial, commercial and municipal customers across deregulated energy markets in the United States. The company acts as an intermediary between customers and suppliers, leveraging its expertise and relationships to secure attractive contract rates and terms. It also offers ancillary energy services in both deregulated and regulated state markets.

Market

Genie Solar is engaged in different business areas within the solar energy industry.

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

In recent years, the price of solar power systems, and accordingly the cost of producing electricity from such systems, has dropped to levels that are competitive with or below the wholesale price of electricity in many markets. Worldwide solar markets continue to develop, aided by the above factors as well as demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable.

Multiple markets within the United States possess characteristics favorable for the solar generation market, including (i) sizeable electricity demand, particularly around growing population centers and industrial areas; (ii) strong demand for renewable energy generation; and (iii) abundant solar resources. In those areas and applications in which these factors are more pronounced, our solar energy solutions compete favorably on an economic basis with traditional forms of energy generation.

CityCom markets direct to consumer customer acquisition solution for community solar and alternative products and services across United States

Diversegy competes for industrial, commercial and municipal customers in markets across the United States.

The energy procurement market operates within the broader energy industry, facilitating transactions between energy suppliers and customers. Energy procurement companies play a critical role in deregulated energy markets, helping customers identify the optimal services and terms for their specific needs.

The energy procurement sector has grown significantly in regions with energy deregulation, such as the United States, Canada, and parts of Europe. Increasing volatility in energy prices, rising demand for cost-effective energy solutions, and growing awareness of energy procurement strategies have driven demand for these services. The market is influenced by factors such as regulatory changes, technological advancements, and shifts in energy supply dynamics, including the integration of renewable energy sources.

The market is expected to continue experiencing growth as businesses seek ways to manage energy costs and navigate the increasingly complex energy markets. The increasing integration of renewable energy, advancements in smart grid technology, and evolving regulatory policies will further influence the industry's direction. The market is expected to continue experiencing growth as businesses seek ways to manage energy costs and navigate the increasingly complex energy markets. The increasing integration of renewable energy, advancements in smart grid technology, and evolving regulatory policies will further influence the industry's direction.

Business Operations

In 2024, Genie Solar accounted for 1.6% and 31.1% of our consolidated revenue and GREW segment's revenue, respectively.

In 2024, CityCom Solar accounted for 0.5% and 10.5% of our consolidated revenue and GREW segment's revenue, respectively.

In 2024, Diversegy accounted for 3.0% and 58.1% of our consolidated revenue and GREW segment's revenue, respectively.

Regulations

On May 23, 2023, the EPA published in the Federal Register proposed new source performance standards under CAA section 111(b) that would establish standards of performance for emissions of greenhouse gases (expressed as carbon dioxide (CO2)) for newly constructed, modified, and reconstructed fossil fuel-fired electric utility steam generating units and fossil fuel-fired stationary combustion turbines. On that same day, in a separate rulemaking under CAA section 111(d), the EPA published proposed emission guidelines for states to use in developing plans to limit CO2 emissions from existing fossil fuel-fired electric generating units and certain large existing stationary combustion turbines.

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

In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas-fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for existing gas. EPA has solicited comment on approaches for regulating GHGs from existing gas plants in a docket that closed in May 2024. In October 2024, the U.S. Supreme Court rejected a request to temporarily block implementation of EPA's GHG standards for existing coal, new gas, and existing oil/gas steam generators. The rule is currently being litigated in the DC Circuit. Under the Unleashing American Energy Executive Order, issued on January 20, 2025, agencies are directed to revisit regulations that “impose an undue burden” on the use of domestic energy resources, including coal, natural gas, and oil. In February 2025, EPA filed a motion to hold the D.C. Circuit litigation in abeyance.

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

It is unclear what impact the executive order issued by President Trump, referenced, above, will have on the solar energy incentives in the IRA.

Growth Strategy

Genie Solar expects to grow by constructing the projects that are currently in its development pipeline. Once the projects are constructed, we can sell the energy produced to generate revenue.

Beyond the existing pipeline we expect to grow through organic efforts and selective acquisitions. Organically, our business development team searches for new land on which to develop small utility-scale solar projects. They make arrangements to secure the option to build as we take the project through initial feasibility diligence.

On the acquisition side, we leverage a network of brokers, referral agents and bankers to find projects that are either operational/generating revenue or are still in development.

CityCom expects to grow by expanding customers base within its existing product and services as well as by expanding into additional product markets.

Diversegy expects to grow by expanding its market reach, enhancing product service offerings, leveraging new technology platforms and deepening its strong client relationships.

Competition

At Genie Solar, the market is highly competitive and continually evolving. We face increased competition in the acquisition of attractive development projects as well  as in the markets for the service providers needed to develop and construct projects with attractive economics. Within the community solar space, we will face competition for retail customers from other community solar operators as well as alternative solar service providers.

At CityCom, we face competition from alternative service providers as well as alternative products and services that source customers for our clients.

At Diversegy, the energy procurement market is highly competitive with a number of different competition types. We face competition from other brokers as well as other REPs and incumbent utilities that market directly to customers.

Employees

As of February 28, 2025, GREW employed 22 employees, all of whom are located in our New Jersey office.

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

On January 20, 2025, President Trump issued the executive order “Unleashing American Energy.” The order revokes President Biden’s Executive Orders related to climate initiatives. In addition to withdrawing from the Paris Climate Agreement,  President Trump directed EPA to abandon the consideration of the “social cost of carbon” in regulatory determinations and submit a recommendation on the fate of the 2009 finding under the CAA that greenhouse gases threaten public health and welfare, which serves as a necessary statutory prerequisite for EPA to implement greenhouse gas emission standards for motor vehicles and other sectors. All federal agencies are directed to pause clean energy and climate-related funding under the Inflation Reduction Act and Infrastructure Investment and Jobs Act. It is unclear what impact the executive orders will have on the energy regulation landscape.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of February 28, 2025, we had a total of 186 employees, of which all were full-time employees.  Additionally, we utilize the services of external marketing companies who engage in sales practices on our behalf.  These vendors utilize both employees and contractors.

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

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering on our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals. We work to ensure that compensation and benefits offered to employees are fair and reflects industry standards and best practices.

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

Increasing our market share depends in part on our ability to persuade more customers to switch to GRE’s services than those that churn from us to other providers or back to the local utility. Moreover, local utilities and some REPs may have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to GRE’s REPs requires significant marketing and sales operations. If GRE is not successful in convincing customers to switch our REP businesses, results of operations and financial condition will all be adversely affected.

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

For example, in response to legislation, the New York Public Service Commission (“PSC”) issued a number of orders implementing various directives, including, imposing (i) registration requirements for all energy supply sales agents, consultants and brokers, and (ii) compensation disclosure requirements. Additionally, PSC Staff has proposed that new consent requirements for changes in product offerings and pricing be added to the Uniform Business Practices. We are working to ensure that its products and services are fully compatible with these Orders. Nevertheless, compliance could impact customer acquisition, revenue and profitability. As of December 31, 2024, New York represented 12.5% of GRE’s total meters served and 11.3% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2024 and 2023, gross revenue from New York was $59.3 million and $63.5 million, respectively.

In Maryland, recent legislation has called for the elimination of POR and variable rate offerings on new contracts that commence after the effective date of the legislation. Various groups have been working to demonstrate that the legislation, as is, in unlikely to accomplish its stated goals and objectives, and will just drive supplier and competitive rates out of the marketplace. As a result, it is possible that the legislative bodies will amend the bills. We are working to ensure that its products and services are fully compatible with these Orders. Nevertheless, compliance could impact customer acquisition, revenue and profitability. As of December 31, 2024, Maryland represented  3.2% of GRE’s total meters served and 2.5% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2024 and 2023, gross revenue from Maryland was $12.7 million and $9.7 million, respectively.

On February 25, 2025, the Massachusetts Department of Public Utilities (DPU) issued a notice calling for an industry-wide working group meeting to discuss possible changes to the business practices within the industry. The changes to be discussed will include the removal of certain key acquisition channels, and the imposition of various customer consents, which could impact contract renewals. Any possible changes are preliminary at this point, and subject to review and discussion by the industry participants, approval by the DPU Commissioners, and the rule and regulation-making processes. As of December 31, 2024, Massachusetts represented 9.5% of GRE’s total meters served and 7.8% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2024 and 2023, gross revenue from Massachusetts was $47.3 million and $60.4 million, respectively.

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

Severe weather, natural disasters, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in or impact markets GRE operates. Customer energy needs vary with weather conditions, primarily due to fluctuations in temperature and humidity. To the extent weather conditions are affected by climate change, customer energy use could increase or decrease depending on the duration and magnitude of the changes. More frequent extreme weather conditions and seasonal fluctuations also impact the variability of load and generation. Weather conditions also impact transmission and distribution system operations. For example, exceptionally warm weather conditions for a long duration, which generally would result in increased customer energy usage, would also  result in increased operational risks for transmission and distribution infrastructure, such as the risk of equipment malfunction due to continuous operation.

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

We may also be subject to penalties from other regulatory agencies and be subject to increased operating costs for remediation and clean-up costs, civil penalties, or subject to claims from regulatory agencies, law enforcement for alleged effects of GHG and climate change, including health impacts, personal injuries and property and other damages.

We may face lawsuits from various parties targeting stakeholders within the broader energy industry. The exposure is broad generally in nature and many of the initial plaintiffs were companies involved in the exploration and development phase of industry. It is unknown how widespread this risk will be to parties in the energy value chain, including REP’s. Although we have taken action to comply with all industry rules and regulations, we cannot ensure that those actions will be effective, and we will not be subject to litigation in the future.

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

REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumptions, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2024, GRE’s meters enrolled in offerings with fixed rate characteristics constituted approximately 58.8% and 36.5% of GRE’s electric and natural gas revenues, respectively. Fixed rate products are becoming a greater part of our offering as they are currently preferred by many customers and regulators.

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

GRE may be subject to future litigation that could limit its operations.

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

Industry transition risks associated with climate change, including those related to regulatory mandates could negatively impact our financial results.

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

Certain retail access “best practices” and programs proposed and/or required by state regulators have been implemented by utilities in most of the service territories in which we operate. One such practice is participation in purchase of receivables programs under which certain utilities purchase customer receivables for approximately 98.0% of their face value in exchange for a first priority lien in the customer receivables without recourse against a REP. This program is key to our control of bad debt risk in our REP business.

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

Risks Related to GREW

Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time.

We face significant competition in securing new development projects at attractive lease rates. Additionally, for community solar projects, we will face competition in attracting retail customers to our projects. As the demand for solar energy grows, more companies and investors enter the market, increasing competition for projects and potentially profits.

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

On January 20, 2025, President Trump issued the executive order “Unleashing American Energy.” The order revokes President Biden’s Executive Orders related to climate initiatives. In addition to withdrawing from the Paris Climate Agreement,  President Trump directed EPA to abandon the consideration of the “social cost of carbon” in regulatory determinations and submit a recommendation on the fate of the 2009 finding under the CAA that greenhouse gases threaten public health and welfare, which serves as a necessary statutory prerequisite for EPA to implement greenhouse gas emission standards for motor vehicles and other sectors. All federal agencies are directed to pause clean energy and climate-related funding under the Inflation Reduction Act and Infrastructure Investment and Jobs Act. It is unclear what impact the executive orders will have on the available project incentives.

Implementation of global trade tariffs could impact the availability and pricing of key project components.

In February 2025, President Donald Trump announced a series of tariffs aimed at reshaping United States trade policy, including a 10% tariff on imports from China. The implementation of tariffs and the potential for retaliatory tariffs from other countries could impact on the availability and pricing of key components required to build our solar projects. It is unknown at this time what tariffs will remain in place.

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

In developing projects, we face risks related to project siting, utility interconnection, third party financing, construction, permitting, governmental approvals and the negotiation of project development agreements.

We own, develop, construct, manage and operate electric-generation facilities. We must periodically apply for licenses and permits from various local, state, and federal regulatory authorities and abide by their respective conditions. A lack of successes in obtaining necessary licenses or permits on acceptable terms or resolving challenges to such licenses or permits could impact our ability to develop projects. Additionally, any delay in obtaining or renewing necessary licenses or permits or if regulatory authorities initiate any associated investigations against us, our business, ﬁnancial condition, results of operations and prospects may adversely impact project economics. Additionally, risks associated with construction, such as cost overruns and delays, and other contingencies that may arise in the course of completing installations may adversely impact project economics.

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

The energy procurement business faces various market and operational risks.

Our energy procurement business faces various market and operational risks including. The market risks include changes in the competitive pricing landscape, changes in the regulatory environment and potential supplier defaults. Operational risks include customer credit risk and technology platform risk.

General Corporate Risks

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

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. Certain states have effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification, place the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and municipalities. Legislative proposals concerning worker classification are being considered by various other states. Any requirement to reclassify independent contractors as employees could require us to significantly alter certain aspects of our business model or operations, increase our costs and impact our ability to grow our business. Any of the foregoing could have an adverse impact on our business, financial condition, and results of operations. If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, and results of operations.

Our business, results of operation and financial conditions could be adversely affected by the resurgence of the coronavirus COVID-19 pandemic and any restrictions put in place in connection therewith.

If the COVID-19 pandemic re-emerges and impacts the territories we serve, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts:

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

On November 8, 2023, the Lumo Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, our wholly owned subsidiary and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $36.6 million as of December 31, 2024) belongs to the Bankruptcy Estate. We believe that the Lumo Administrator’s position is without merit, and we intend to vigorously defend our position against the Lumo Administrator’s claims. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.0 million as of December 31, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $41.6 million as of December 31, 2024). We believe that the Lumo Administrators' position is without merit, and we intend to vigorously defend our position.

We are also notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.4 million as of December 31, 2024) prior to the bankruptcy. The Lumo Administrator has also filed a recovery claim jointly against us and the supplier amounting to €1.6 million (equivalent to $1.7 million as of December 31, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrator's claims.

We believe that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, we expect those claims to be between the range of €2.0 million and €4.0 million. Although we do not believe that it is legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs, we recognized an estimated loss of  €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss is included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

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

As of March 12, 2025, Mr. Jonas has voting power over 1,574,326 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 3,137,764 shares of our Class B common stock, representing approximately 69.3% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

The relationships between Howard S. Jonas and IDT Corporation and Rafael Holdings, Inc. could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors and former Chief Executive Officer, is also the chairman of IDT Corporation and Chairman of the Board of Rafael Holdings, Inc. (Rafael). These relationships may cause a conflict of interest with our stockholders, specifically with regard to demands on Mr. Jonas’ time and the attention that he can dedicate to the Company as well as in the unlikely event that the business interests of the Company and other entities controlled by Mr. Jonas were to conflict. Although we, IDT Corporation and Rafael each have implemented policies and procedures (including each of those entity’s respective Code of Business Conduct and Ethics, Corporate Governance Guidelines and Statement of Policy with Respect to Related Person Transactions) to  (i) specifically address the prohibition, without the express consent of the Board of Directors, for a director to take for themselves personally opportunities that are discovered through the use of Company property, information or position; and (ii) identify and properly address potential and actual conflicts of interest , there can be no assurance that, when such business opportunities arise or conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of Company corporate opportunities to IDT and/or Rafael.

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

Item 2. Properties.

Our headquarters are located at 520 Broad St., Newark, New Jersey. Our lease for our office space at 520 Broad Street expires in April 2025 and is for 8,631 square feet and includes two parking spots per thousand square feet of space leased. The annual base rent is $198,513. We have the right to terminate the lease upon four months’ notice and, upon early termination, Genie would be required to pay a penalty equal to 25% of the portion of the rent due over the course of the remaining term. Upon expiration of the lease, we have the right to renew the lease for another 5 years on substantially the same terms, with a 2% increase in the rental payments.

GRE’s Jamestown, New York offices are located at 317-321 North Main Street where we lease approximately 4,000 square feet of space. GRE’s Arizona office is located in Gilbert, Arizona where we lease approximately 3,300 square feet. GRE’s Texas office is located in Houston, Texas where we lease approximately 4,200 square feet.

Genie Solar is constructing community solar array projects in Lansing and Perry, New York where we lease 20 acres and 15 acres of land, respectively.

Genie Solar owns and operates a portfolio of 12 solar arrays with an aggregate rating of 9.4 megawatts located in several school facilities in Ohio and Michigan.

Item 3. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 15, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class B common stock trades on the New York Stock Exchange under the symbol “GNE”.

On March 12, 2025, there were 238 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. Howard Jonas has voting dispositive power over 1,574,326 shares of Class A common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 12, 2025, the last sales price reported on the New York Stock Exchange for the Class B common stock was $14.25 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 12 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Dow Jones US Utilities Index for the period beginning December 31, 2019 and ending December 31, 2024. The graph and table assume that $100 was invested December 31, 2019 with the cumulative total return of the NYSE Composite Index and the Dow Jones US Utilities Index, and that all dividends were reinvested. Cumulative total stockholder returns for our Class B common stock, NYSE Composite Index and the Dow Jones US Utilities Index are based on our fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Genie Energy Ltd., the NYSE Composite Index
and the Dow Jones US Utilities Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Genie Energy Ltd.
NYSE Composite
Dow Jones US Utilities

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2024.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2024	18,348	$15.93	18,348	4,151,037
November 1 - 30, 2024	6,652	15.68	6,652	4,144,385
December 1 – 31, 2024	143,762	14.87	143,762	4,000,623
Total	168,762	$15.02

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

Item 6. [Reserved]

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

Overview

We are comprised of Genie Retail Energy ("GRE") and Genie Renewables ("GREW"). Prior to the third quarter of 2022, we had a segment, Genie Retail Energy International, or GRE International, which supplied electricity to residential and small business customers in Scandinavia. In the third quarter of 2022, we discontinued the operations of Lumo Finland and Lumo Sweden, and GRE International ceased to be a segment and the remaining assets and liabilities and results of any continuing operations of GRE International were combined with corporate.

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Midwestern and Eastern United States and Texas.

GREW holds a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary to our energy offerings, and a 96.0% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers.

Discontinued Operations in Finland and Sweden

Prior to the third quarter of 2022, the Company had a third segment, Genie Retail Energy International, or GRE International, which supplied electricity to residential and small business customers in Scandinavia. However, as result of volatility in the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden for a gross aggregate amount of €41.1 million (equivalent to approximately $41.4 million at the dates of the transactions) before fees and other costs. The sale price is being settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025. The Company also entered into a series of transactions to transfer the customers of Lumo Finland and Lumo Sweden to other suppliers.

We determined that the discontinued operations in Finland and Sweden represented a strategic shift that would have a major effect on our operations and financial statements. We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $2.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and the results of continuing operations of GRE internal were combined with corporate.

On November 8, 2023, the Lumo Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $36.6 million as of December 31, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.0 million as of December 31, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $41.6 million as of December 31, 2024). We believe that the Lumo Administrator's position is without merit, and we are vigorously defending our position.

We are also notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.4 million as of December 31, 2023) prior to the bankruptcy. The Lumo Administrator has also filed a recovery claim jointly against us and the supplier amounting to €1.6 million (equivalent to $1.7 million as of December 31, 2023) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We are challenging the Lumo Administrator's claims.

We believe that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims,  we expect those claims to be in the range of €2.0 million and €4.0 million. Although we do not believe that we are legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, we recognized an estimated loss of  €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss is included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

Discontinued U.K. Operations

On November 29, 2021 Orbit Energy Limited ("Orbit"), a subsidiary of the Company which operated in United Kingdom was declared insolvent and its customers were transferred to a “supplier of last resort.” Effective December 1, 2021, the administration of Orbit was transferred to a third party administrator (the "Orbit Administrator"). The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

We determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on our operations and financial statements. Since the appointment of the Orbit Administrator, we accounted Orbit's  business as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any remaining assets and liabilities of the discontinued operations have been presented separately, and are reflected within assets and liabilities from discontinued operations in our consolidated balance sheets as of December 31, 2024 and 2023. Since the Company lost control of the management of Orbit in favor of the Orbit Administrator, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 28, 2023, the administration of Orbit ceased and the control of Orbit reverted back to the Company from the Orbit Administrator. The accounts of Orbit were consolidated with those of the Company effective November 28, 2023.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Washington, D.C. GRE’s revenues represented approximately 94.9% and 97.3% of our consolidated revenues in the years ended December 31, 2024 and 2023, respectively.

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

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0%, 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2024, 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7%, 32.5% and 30.5% of GRE’s electricity revenues for 2024, 2023 and 2022, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impact on our margins and operations.

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

Purchase of Receivables

Utility companies offer purchase of receivables, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the years ended December 31, 2024, 2023 and 2022, the associated cost was approximately 1.2% ,0.9% and 1.1% of GRE's revenue, respectively. At December 31, 2024 and 2023, 83.6% and 84.4% of GRE’s net accounts receivable were under POR programs, respectively.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at December 31, 2024 and 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2024 and 2023).

	December 31,
	2024	2023
Customer A	13.2%	21.4%

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2024	2023	2022
Customer A	20.0%	19.5%	na
Customer B	na	na	10.1%

na—less than 10.0% of consolidated revenues in the period

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits in the past.

See Notes 16, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

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

Revenues from Solar Projects

Genie Solar enters into contracts to identify, develop, and in some cases operate solar generation sites to provide solar electricity to customers. Solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because our performance creates and enhances assets that are controlled by, and specific to, customers, we recognize construction services revenue over time. Revenue for these performance obligations is recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $8.1 million at December 31, 2024 and $6.6 million at December 31, 2023. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Goodwill

Our goodwill balances were $12.7 million and $10.0 million at December 31, 2024 and 2023, respectively. Goodwill is not amortized since it is deemed to have an indefinite life. It is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

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

We perform our annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, we have the option, for any or all of our reporting units that carry goodwill - to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test, otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the quantitative impairment test. In each of 2024 and 2023, we elected to perform a qualitative analysis for our GRE reporting unit as of October 1. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of the identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

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

The valuation allowance on our deferred income tax assets was $10.3 million and $10.1 million at December 31, 2024 and 2023, respectively. We employ a tax strategy that enables us to currently deduct losses from our foreign subsidiaries against our profitable U.S. operations and we assess the realizability of deferred taxes quarterly. Because of our current projections, we concluded that we are more likely than not to utilize our deferred federal income tax assets in the foreseeable future and have released the valuation on those assets that we expect to utilize.

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

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenues:
Electricity	$350,514	$350,779	$(265)	(0.1)%
Natural gas	52,101	55,988	(3,887)	(6.9)
Others	725	3,112	(2,387)	(76.7)
Total revenues	403,340	409,879	(6,539)	(1.6)
Cost of revenues	271,191	266,519	4,672	1.8
Gross profit	132,149	143,360	(11,211)	(7.8)
Selling, general and administrative	75,604	71,449	4,155	5.8
Income from operations	$56,545	$71,911	$(15,366)	(21.4)

Revenues. GRE’s electricity revenues slightly decreased in 2024 compared to 2023. The slight decrease in electricity revenues in 2024 compared to 2023 was the result of a decrease in average price charged to customers offset by an increase in electricity consumption. The average rate per kilowatt hour sold decreased by 3.0% in 2024 compared to 2023 due to general market conditions. Electricity consumption by GRE's REPs' customers increased by 3.0% in 2024 compared to 2023. The increase in electricity consumption reflected an increase in the average number of meters served, which increased by 4.8% in 2024 compared to 2023, partially offset by a 1.7% decrease in average electricity consumption per meter in 2024 compared to 2023. The increase in meters served was driven by strong customer acquisitions during 2024. Electricity consumption per meter decreased in 2024 compared to 2023 due to cooler than usual weather during the 2024 summer cooling season and standard fluctuations in customer consumption patterns.

GRE’s natural gas revenues decreased in 2024 compared to 2023. The decrease in natural gas revenues in 2024 compared to 2023 was a result of decrease in the average revenue per therm sold partially offset by an increase in natural gas consumption. The average rate per therm sold decreased by 11.6% in 2024 compared to 2023. due to general market conditions. Natural gas consumption of GRE's REPs' customers increased by 5.3% in 2024 compared to 2023 due to a 7.0% increase in average meters served in 2024 compared to 2023 partially offset by a decrease in average consumption per meter in 2024 compared to 2023. The increase in meters served was driven by customer acquisition efforts during 2023 and continued through 2024.

Other revenues in 2024 included revenues from the sale of petroleum products in Israel up to May 2024 and customer termination fees from commercial customers.

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Meters at end of quarter:
Electricity customers	333	311	278	281	279
Natural gas customers	90	88	84	83	82
Total meters	423	399	362	364	361

Gross meter acquisitions in 2024 were 326,000 compared to 316,000 in 2023.  In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels after a "strategic pause" implemented from the fourth quarter of 2021 through 2022. Gross meter acquisitions in 2024 increased compared to 2023 primarily due to a customer aggregation deal that started in September 2024. In 2024, customer acquisition efforts were conducted at a historically normalized level.

The number of meters served on December 31, 2024 increased by 62,000 meters or 17.2% from December 31, 2023. The increase in the number of meters served at December 31, 2024 compared to December 31, 2023 was due to a significant aggregation deal that started in September 2024.

In 2024, average monthly churn increased to 5.4% compared to 4.9% in 2023, as a result of higher churn rates related to newly acquired customers.

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

(in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
RCEs at end of quarter:
Electricity customers	319	301	267	267	272
Natural gas customers	80	79	78	81	88
Total RCEs	399	380	345	348	360

RCEs increased by 10.8% at December 31, 2024 compared to December 31, 2023. The increase is due to the customer acquisition activities discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Cost of revenues:
Electricity	$238,054	$218,631	$19,423	8.9%
Natural gas	32,471	45,205	(12,734)	(28.2)
Others	665	2,683	(2,018)	(75.2)
Total cost of revenues	$271,190	$266,519	$4,671	1.8%

nm—not meaningful

	Year ended December 31,
	2024	2023	Change
Gross margin percentage:
Electricity	32.1%	37.7%	(5.6)%
Natural gas	37.7%	19.3%	18.4%
Others	8.3%	13.8%	(5.5)%
Total gross margin percentage	32.8%	35.0%	(2.2)%

Cost of revenues for electricity increased in 2024 compared to 2023 primarily because of increases in the average unit cost of electricity and electricity consumption. The average unit cost of electricity increased by 5.7% in 2024 compared to 2023 due to higher wholesale prices of electricity during 2024 compared to 2023. Electricity consumption by GRE's REPs' customers increased by 3.0% in 2024 compared to 2023. The gross margin on electricity decreased in 2024 compared to 2023, because the average cost of electricity increased while the rates charged to customers decreased.

Cost of revenues for natural gas decreased in 2024 compared to 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by a decrease in total natural gas consumption. The average unit cost of natural gas decreased 31.8% in 2024 compared to 2023 due to a decrease in the average wholesale price of natural gas during 2024 compared to 2023. Natural gas consumption by GRE’s REPs’ customers decreased by 5.3% in 2024 compared to 2023. Gross margin on natural gas sales increased in 2024 compared to 2023 because the average unit cost of natural gas decreased more than the decrease in the average rate charged to customers.

The cost of other revenues in 2024 included the cost of petroleum products sold in Israel.

Selling, General and Administrative. The increase in selling, general and administrative expenses in 2024 compared to 2023 was primarily due to increases in marketing and customer acquisition costs, employee-related costs, billing and POR program fees and management fees. Marketing and customer acquisition expenses increased by $1.3 million in 2024 compared to 2023 as a result of an increase in the number of meters acquired during 2024. Employee-related expenses increased by $0.5 million in 2024 compared to 2023 primarily due to an increase in the number of employees and commissions earned by employees from commercial sales. Billing and POR program fees and regulatory fees increased by $1.9 million in 2024 compared to 2023  as a result of changes in rates implemented by several utilities. Management fees increased by $0.6 million in 2024 compared to 2023 as a result of a favorable results at GRE's Mirabito business unit. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased to 18.7% in 2024 from 17.4% in 2023.

Genie Renewables

The GREW (formerly GES) segment is composed of Genie Solar, CityCom Solar and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects. CityCom Solar is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy is a provider of energy procurement advisory services to industrial, commercial and municipal customers.

On November 3, 2023, Genie Solar acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. On November 3, 2023, Genie Solar also signed an agreement to purchase from the sellers of the Ohio and Michigan facilities another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed.

The acquisitions have been accounted for as asset acquisitions with a total purchase price of $9.0 million, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in our consolidated balance sheets.

The Company recorded revenue from the solar array acquisitions of approximately $1.2 million and $0.1 million in its consolidated statements of operations and comprehensive income for the year ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenue	$21,862	$18,829	$3,033	16.1%
Cost of revenue	15,528	15,983	(455)	(2.8)
Gross profit	6,334	2,846	3,488	122.6
Selling, general and administrative expenses	9,124	8,635	489	5.7
Impairment of assets	185	—	185	nm
Loss from operations	$(2,975)	$(5,789)	$2,814	(48.6)%

nm—not meaningful

Revenue. GREW's revenues increased in 2024 compared to 2023.  The increase in revenues were the result of increased revenues generated by Diversegy that includes commissions, entry fees and other fees revenue, contributions from the portfolio of operating solar projects at Genie Solar and  revenues from the development of solar projects for customers from Genie Solar, partially offset by a decrease in revenues from commissions from selling alternative products and services to customers by CityCom Solar.

Cost of Revenue. The variations in the cost of revenues in 2024 compared to 2023 are due to changes in the mix of products from which the revenues were generated during the periods. In the first quarter of 2024, we recorded a $0.4 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased in 2024 compared to 2023  primarily due to increases in headcount in Genie Solar and Diversegy, consulting fees, warehousing costs at Genie Solar and depreciation from the solar arrays acquired by Genie Solar in November 2023 and February 2024.

Impairment of assets. The impairment of assets recorded in 2024 relates to capitalized cost at Genie Solar for solar projects that were discontinued in the 2024.

Corporate

As discussed above, the remaining accounts of GRE International were transferred to corporate starting in the third quarter of 2022 (when GRE International ceased being treated as a separate segment). Entities under corporate do not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
General and administrative expenses	$8,668	$11,025	$(2,357)	(21.4)%
Provision for captive insurance liabilities	33,612	45,088	(11,476)	(25.5)
Loss from operations	$(42,280)	$(56,113)	$13,833	(24.7)

The increase in Corporate general and administrative expenses in 2024 compared to 2023 was primarily because of decreases in employee-related cost and professional and consulting fees. As a percentage of our consolidated revenues, corporate general and administrative expenses decreased from 2.6% in 2023 to 2.0% in 2024.

In December 2023, we established a wholly-owned captive insurance subsidiary (the "Captive") with the primary purpose of enhancing our risk financing strategies. The Captive insures against certain risks unique to our operations for which insurance may not be currently available or economically feasible in today's insurance marketplace. The covered risks are both current and related to historical business activities.

In the fourth quarter of 2024, we expanded our self-insurance risk management strategy to cover additional risk related to its current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects 1) exposure, for occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and 2) exposure for annual periods commencing with implementation of the program.

With input from external experts, we estimated the expected ultimate cost of: 1) claims defense cost, settlements and penalties resulting from insured risk, and 2) stranded risk which includes economic losses due to regulatory restrictions or unanticipated reduction of demand, as well as the level cost associated with contesting such restrictions. In assessing the loss contingency, we estimated the severity and frequency of expected losses based on our activities. A range of margins was selected so that the cumulative expenses plus risk of losses over a given number of years equal the expected magnitude. This produced a range of annual premium options for the protective period. The contribution of a priori expected plus risk margin losses from each of these periods is multiplied by a current remaining probability factor, which recognizes the relative likelihood that a claim will still be brought subsequent to program inception. These are added together to obtain estimated required reserves and required premiums (net of expenses) at program inception-related exposure prior to program inception.

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

In 2024 and 2023, we paid premiums of $39.6 million and  $51.2 million, respectively, to the Captive which amounts are included in restricted cash in our consolidated balance sheets as of December 31, 2024 and 2023. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the Captive's liabilities, particularly those related to the insured risks. We also recognized $33.6 million and $45.1 million provisions for captive insurance liability for 2024 and 2023, respectively, related to the Captive's exposure for the insured risks.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $2.3 million and $2.8 million in 2024 and 2023, respectively. At December 31, 2024, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.9 million. The unrecognized compensation cost expected to be recognized over the average service period of 2.5 years.

As a percentage of our consolidated revenues, selling, general and administrative expenses increased from 21.3% in 2023 to 22.0% in 2024.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Income from operations	$11,290	$10,009	$1,281	12.8%
Interest income	7,072	5,076	1,996	39.3
Interest expense	(464)	(99)	(365)	(368.7))
Gain on marketable equity securities and investments	351	478	(127)	26.6
Other income, net	1,620	2,644	(1,024)	(38.7)
Provision for income taxes	(4,667)	(4,239)	(428)	(10.1)
Net income from continuing operations	15,202	13,869	1,333	9.6
(Loss) income from discontinued operations, net of tax	(2,907)	6,409	(9,316)	145.4
Net income	12,295	20,278	(7,983)	(39.4)
Net loss (income) attributable to noncontrolling interests	293	(740)	1,033	(139.6)
Net income attributable to Genie Energy Ltd.	$12,588	$19,538	$(6,950)	(35.6)%

Interest income. Interest income increased in 2024, compared to 2023 primarily due to increases in average cash, cash equivalents and restricted cash during the period and significant increases in average effective interest rates on those balances.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the year ended December 31, 2024 pertains to the change in fair value of the Company's investments various entities.

Other income, net. Other income , net in 2024 consisted primarily of foreign currency transactions and equity in net loss in equity method investees. Other income (loss) income, net, consisted of a one-time tax credit related to payroll taxes incurred in prior years, foreign currency transactions and equity in net loss in equity method investees.

Provision for Income Taxes. The decrease in provision for income tax in 2024 compared to 2023 is primarily due to decreases in the amount of taxable income in the various taxing jurisdictions. Income before income taxes increased to $19.9 million in 2024 compared to $18.1 million in 2023.

(Loss) income from discontinued operations, net of tax. Loss from discontinued operations, net of tax in the year ended December 31, 2024 is mainly from an estimated loss resulting from legal cases filed by the Lumo Administrator, as discussed above, partially offset by provision for taxes and foreign exchange differences in Lumo Sweden. Income from discontinued operations, net of tax in year ended December 31, 2023 is mainly from an increase in the estimated value of our investments in Orbit and foreign exchange differences in Lumo Sweden.

Net Loss (Income) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the year ended December 31, 2024 primarily consist2 of net income from Citizens Choice ("CCE") partially offset by losses incurred in various businesses in Renewables segments. Net income attributable to noncontrolling interests for the year ended December 31, 2023 primarily consists of net income from CCE and various businesses in Renewables segments.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenues:
Electricity	350,779	241,828	108,951	45.1
Natural gas	55,988	62,144	(6,156)	(9.9)
Others	3,112	—	3,112	—
Total revenues	409,879	303,972	105,907	34.8
Cost of revenues	266,519	150,990	115,529	76.5
Gross profit	143,360	152,982	(9,622)	(6.3)
Selling, general and administrative	71,449	60,425	11,024	18.2
Income from operations	71,911	92,557	(20,646)	(22.3)

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

Other revenues in 2023 included revenues from the sale of petroleum products in Israel.

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
RCEs at end of quarter:
Electricity customers	279	304	301	271	196
Natural gas customers	82	81	80	78	79
Total RCEs	361	385	381	349	275

Gross meter acquisitions in 2023 were 316,000 compared to 159,000 in 2022.  The number of meters served on December 31, 2023 increased by 86000 meters or 31.3% from December 31, 2022. The increase in the gross meter acquisitions for the year ended December 31, 2023 compared to 2022 was due to a “strategic pause” on certain customer acquisition channels that started in the fourth quarter of 2021 and continued through 2022. In the first quarter of 2023, we resumed customer acquisition activities using a variety of new and existing channels.

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

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Cost of revenues:
Electricity	$218,631	$106,382	$112,249	105.5%
Natural gas	45,205	44,608	597	1.3
Others	2,683	—	2,683	nm
Total cost of revenues	$266,519	$150,990	$115,529	76.5%

nm—not meaningful

	Year ended December 31,
	2023	2022	Change
Gross margin percentage:
Electricity	37.7%	56.0%	(18.3)
Natural gas	19.3%	28.2%	(9.0)
Others	13.8%	—	13.8%
Total gross margin percentage	35.0%	50.3%	(15.4)

Cost of revenues for electricity increased in 2023 compared to 2022 primarily because of increases in electricity consumption and the average unit cost of electricity. The average unit cost of electricity increased by 39.0% in 2023 compared to 2022 due to loss recognized from derivatives in 2023 from the fluctuation of the wholesale price of electricity, while we recognized a significant gain from derivatives in 2022. Electricity consumption by GRE's REPs' customers increased by 47.8% in 2023 compared to 2022. The gross margin on electricity decreased in 2023 compared to 22022, because the average cost of electricity increased while the rate charged to customers decreased. While the average unit cost of electricity decreased in 2023 compared to 2022, the cost of revenue in 2022 was reduced by the favorable results of hedges.

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

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Revenue	$18,829	$11,567	$7,262	62.8%
Cost of revenue	15,983	9,767	6,216	63.6
Gross profit	2,846	1,800	1,046	58.1
Selling, general and administrative expenses	8,635	5,328	3,307	62.1
Loss from operations	$(5,789)	$(3,528)	$(2,261)	64.1%

Revenue. GREW's revenues increased in 2023 compared to 2022. The increases in revenues were the result of increases in revenues from commissions from selling third-party products to customers by CityCom Solar and revenues from Diversegy that includes commissions, entry fees and other fees from our energy procurement and marketing services businesses.

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

As a percentage of our consolidated revenues, selling, general and administrative expenses decreased from 23.8% in 2022 to 21.3% in 2023.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%
Income from operations	$10,009	$77,754	$(67,745)	(87.1)%
Interest income	5,076	835	4,241	507.9
Interest expense	(99)	(129)	30	(23.3)
Gain (loss) on marketable equity securities and investments	478	(417)	895	(214.6)
Other income, net	2,644	(520)	3,164	(608.5)
Provision for income taxes	(4,239)	(21,037)	16,798	(79.8)
Net income from continuing operations	13,869	56,486	(42,617)	(75.4)
Income from discontinued operations, net of tax	6,409	30,445	(24,036)	(78.9)
Net income	20,278	86,931	(66,653)	(76.7)
Net (income) loss attributable to noncontrolling interests	(740)	874	(1,614)	(184.7)
Net income attributable to Genie Energy Ltd.	$19,538	$87,805	$(68,267)	(77.7)%

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

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $104.5 million balance of unrestricted cash and cash equivalents that we held at December 31, 2024 will be sufficient to meet our currently anticipated cash requirements for at least the period ending March 14, 2026.

At December 31, 2024, we had working capital (current assets less current liabilities) of $117.6 million.

	Year ended December 31,
(amounts in thousands)	2024	2023	2022
Cash flows provided by (used in):
Operating activities	$60,261	$50,938	$66,004
Investing activities	(16,037)	(10,005)	(5,234)
Financing activities	(15,750)	(15,157)	(25,523)
Effect of exchange rate changes on cash, cash equivalents and cash equivalents	7	(60)	17
Increase in cash, cash equivalents and restricted cash from continuing operations	28,481	25,716	35,264
Cash flows provided by (used in) discontinued operations	10,481	35,185	(29,408)
Increase in cash, cash equivalents and restricted cash	$38,962	$60,901	$5,856

Operating Activities

Cash, cash equivalents and restricted cash provided by continuing operating activities were $60.3 million, $50.9 million and $66.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. Net income from continuing operations after non-cash adjustments increased to $52.4 million in 2024 compared to $67.3 million in 2023 and 64.3 in 2022.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in working capital increased cash flows by $23.1 million for 2024, compared to 2023 and decreased by $19.8 million for 2023, compared to 2022. Changes in other assets increased cash flows by $1.2 million for 2024 compared to $1.7 million increase in 2023 compared to 2022.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2024, we were in compliance with such covenants. At December 31, 2024, restricted cash—short-term of $1.1 million and trade accounts receivable of $68.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.2 million at December 31, 2024.

We had purchase commitments of $134.7 million at December 31, 2024, of which $123.0 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance company and, and in 2024, expanded provided by the Captive. At December 31, 2024, the balance of short-term and long-term restricted of the Captive are $18.8 million and $69.6 million, respectively. We also recognized $33.6 million and $45.1 million provision for captive insurance liability for the years ended December 31, 2024 and 2023, related to the Captive's exposure for the insured risks. At December 31, 2024, the current and noncurrent captive insurance liabilities were $9.1 million and $69.6 million, respectively. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of December 31, 2024 were 3.6 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2024, we had outstanding aggregate performance bonds of $27.5 million and a minimal amount of unused letters of credit.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $6.7 million, $1.4 million and $1.0 million in 2024, 2023 and 2022, respectively. The increase in capital expenditures in 2024 compared to 2023 is due to construction in progress in Genie Solar. In the year ended December 31, 2024, we transferred solar panels with carrying value of $1.0 million that are intended to be used in Genie Solar projects from inventories to construction in progress. We currently anticipate that our total capital expenditures in the year ending December 31, 2025 will be between $10.0 million and $20.0 million mostly related to the solar projects at GREW.

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

On November 3, 2023, we also signed an agreement to purchase from the sellers of the Ohio and Michigan facilities another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed after the closing conditions were met. The acquisition has been accounted for as asset acquisitions and we recorded $1.3 million to solar arrays assets included in the property and equipment account in the consolidated balance sheet.

In February 2024, we purchased from a certain investor 0.5% interest in Genie Energy International Corporation ("GEIC"), which holds our interest in our operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller and made a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our consolidated balance sheets. At December 31, 2024, $3.6 million was outstanding under the note payable with an effective interest rate of 5.0%.

In 2024, 2023 and 2022, we acquired minimal interests in various ventures for an aggregate amount of investments of $6.1 million, $11.0 million and $2.7 million, respectively.

In 2020 and 2021, we invested an aggregate of $6.0 million for 261,984 shares of Class B common stock of Rafael. Rafael, a publicly-traded company and a related party. In the year ended December 31, 2024, we sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the year ended December 31, 2023, we acquired 150,001 shares of Class B common stock of Rafael for $0.3 million. We do not exercise significant influence over the operating or financial policies of Rafael. At December 31, 2024, the carrying value of the remaining investments in the Class B common stock of Rafael was $0.4 million.

In the first quarter of 2023, we invested $4.6 million to purchase the common stock of a publicly-traded company which we sold for $3.9 million during the third quarter of 2023.

In 2023, we invested $4.4 million to purchase investments in total return swap which we sold for $5.5 million during the same period.

On February 21, 2022, we entered into a Loan and Security Agreement to extend up to 5.5 million New Israel Shekel, or NIS (equivalent to $1.5 million as at December 31, 2022) with Natan Ohayon (the "Ohayon Loan"). Natan Ohayon holds a minority interest in (Petrocycle Ltd ("Petrocycle"), a subsidiary of the Company. Petrocycle is a pre-operating entity engaged in the development of a process to recycle used engine oil into usable gasoline. The Ohayon Loan, which is secured by all assets that Mr. Ohayon acquired using the proceeds of the loan bears a minimum interest as set by the Income Tax Regulations of Israel (3.23% in 2022) and is due, together with the principal amount on or before December 31, 2024. In December 2022, the Company suspended the development of business operations of Petrocycle after it was determined that the current operations will not meet the expected results. Petrocycle fully impaired its property and equipment and notes and other receivables from its minority interest partner for an aggregate amount of $2.1 million.

Financing Activities

In each of the years ended December 31, 2024, 2023 and 2022, we paid dividends of $0.30 per share to holders of our Class A common stock and Class B common stock. We paid common stock dividends in an aggregate amount of $8.2 million, $8.0 million and $7.7 million in the years ended December 31, 2024, 2023 and 2022, respectively.

In the year ended December 31, 2023, we paid Base Dividends of $0.1594 per share on our Series 2012-A Preferred Stock or Preferred Stock. In the year ended December 31, 2022, we paid Base Dividends of $0.1594 per share on our Series 2012-A Preferred Stock or Preferred Stock. In the year ended December 31, 2022 we accrued Additional Dividends on our Preferred Stock of $0.5301 per share in respect of GRE's results of operations through December 31, 2022, which Additional Dividends we paid on May 15, 2023 to stockholders of record as of May 5, 2023. In the year ended December 31, 2022, we paid Base Dividends of $0.3188 per share of our 2012-A Preferred Stock or Preferred Stock. We paid $1.4 million and $0.9 million in dividends on our Preferred Stock in the years ended December 31, 2023 and 2022, respectively.

On February 26, 2025, we paid a dividend of $0.075 per share to holders of our Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 18, 2025.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the year ended December 31, 2024, we acquired 660,794 shares of Class B common stock under the stock purchase program for an aggregate amount of $10.4 million. In the year ended December 31, 2023, we acquired 3,778 Class B common stock under the repurchase program for an aggregate amount of $0.1 million. In the year ended December 31, 2022, we acquired 639,393 Class B common stock under the repurchase program for an aggregate amount of $4.4 million. At December 31, 2024, 4.0 million shares remained available for repurchase under the stock repurchase program.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning, in the second quarter of 2022, up to $1.0 million per quarter of our Preferred Stock at the liquidation preference of $8.50 per share. In  2023 and 2022, we redeemed 983,385 and 1,339,341 shares of Preferred Stock at the liquidation preference of $8.50 for an aggregate amount of $11.4 million and $ 8.4 million, respectively, and all outstanding shares of Preferred Stock were redeemed by the end of 2023. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

In the year ended December 31, 2024, 2023 and 2022 we paid $3.6 million, $2.9 million and $0.6 million to repurchase shares, respectively, of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031. Accrued interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at December 31, 2024, we were in compliance with all such covenants.  At December 31, 2024, there was $7.4 million outstanding under the Term Loan at a weighted average interest rate of 6.5%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At December 31, 2024, an aggregate of $0.4 million are deposited in NCB and are subject to certain restrictions.

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

In June 2023, several holders of warrants exercised those warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2024, there are $0.7 million in letters of credit from the Credit Line. At December 31, 2024, the cash collateral of $4.2 million was included in restricted cash—short-term in the consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $10.5 million, $11.5 million and $14.7 million in 2024, 2023 and 2022 respectively. The cash provided by operating activities of discontinued operations in the years ended December 31, 2024, 2023 and 2022 includes proceeds from the settlement of hedges of Lumo Sweden and favorable results of operations of Lumo Finland and Lumo Sweden in 2022. Net cash provided by investing activities of discontinued operations was $23.6 million in the year ended December 31, 2023 from the return of cash transferred to the Orbit Administrator in the prior year. The investing activities of discontinued operations in year ended December 31, 2022 is due to the transfer of cash proceeds from unwinding of the contract of Orbit with Shell to the Orbit Administrator in the first quarter of 2022 to settle its liabilities, net of cash received from the Orbit Administrator during the second half of 2022.

ENVIRONMENTAL MATTERS

For information concerning climate change, see "Climate Change" in Item I.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2024 had remained the same as in 2023, due to changes in the price of natural gas and electricity, our gross profit from electricity sales would have decreased by $7.3 million in 2024 and our gross profit from natural gas sales would have decreased by $8.3 million in 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2024. Based on our evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as such date.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Zwick CPA, PLLC, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Joyce Mason — Corporate Secretary of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

Ex-Officio Director

James A. Courter

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and consultants, as well as our own. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules.
All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.01(3)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2024, between the Registrant and Avi Goldin.

10.02(4)	2021 Stock Option and Incentive Plan of Genie Energy Ltd., as Amended and Restated

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

19*	Insider Trading Policy

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Zwick, PLLC (Formerly known as Zwick & Banyai, PLLC)

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Form 8-K filed March 19, 2021.

(3)	Incorporated by reference to Form 8-K, filed February 8, 2024.

(4)	Incorporated by reference to the Schedule 14A, filed April 3, 2023.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board	March 14, 2025
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	March 14, 2025
Avi Goldin	Principal Accounting Officer)

/s/ Joyce Mason	Director	March 14, 2025
Joyce Mason

/s/ W. Wesley Perry	Director	March 14, 2025
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	March 14, 2025
Alan B. Rosenthal

/s/ Allan Sass	Director	March 14, 2025
Allan Sass

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balances sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended, and the related notes and our report dated March 14, 2025, expressed an unqualified opinion thereon.

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

March 14, 2025

GENIE ENERGY LTD.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Genie Energy Ltd.

Newark, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy, Ltd. as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position Genie Energy Ltd. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Genie Energy Ltd’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2025 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Genie Energy, Ltd. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Southfield, Michigan
March 14, 2025

 GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS
	December 31
(in thousands, except per share amounts)	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including amounts related to variable interest entity of $263 and $245 at December 31, 2024 and 2023, respectively)	$104,456	$107,609
Restricted cash—short-term	26,608	10,442
Marketable equity securities	357	396
Trade accounts receivable, net of allowance for doubtful accounts of $8,086 and $6,574 at December 31, 2024 and 2023, respectively (including accounts receivable related to variable interest entity of $250 and $275 at December 31, 2024 and 2023, respectively)	61,858	61,909
Inventory	12,188	14,598
Prepaid expenses (including amounts related to variable interest entity of $307 and $313 at December 31, 2024 and 2023, respectively)	9,893	16,222
Other current assets	8,493	5,475
Other current assets of discontinued operations	3,594	13,182
TOTAL CURRENT ASSETS	227,447	229,833
Restricted cash—long-term	69,580	44,945
Property and equipment, net	25,246	15,192
Goodwill	12,749	9,998
Other intangibles, net	2,367	2,735
Deferred income tax assets, net	7,055	5,200
Other assets (including amounts related to variable interest entity of $363 and $360 at December 31, 2024 and 2023, respectively)	22,365	15,247
Noncurrent assets of discontinued operations	4,466	7,405
TOTAL ASSETS	$371,275	$330,555
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$31,233	$27,881
Accrued expenses (including amounts related to variable interest entity of $502 and $533 at December 31, 2024 and 2023, respectively)	48,793	49,389
Income taxes payable	9,196	6,699
Current captive insurance liability	9,120	143
Due to IDT Corporation, net	135	145
Other current liabilities	6,750	9,137
Current liabilities of discontinued operations	4,585	4,858
TOTAL CURRENT LIABILITIES	109,812	98,252
Noncurrent captive insurance liability	69,580	44,945
Noncurrent debt, net	8,668	—
Other liabilities	2,959	2,212
Noncurrent liabilities of discontinued operations	705	638
TOTAL LIABILITIES	191,724	146,047
Commitments and contingencies (Note 16 and Note 17)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2024 and 2023	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 29,310 and 28,765 shares issued and 25,482 and 25,841 shares outstanding at December 31, 2024 and 2023, respectively	293	288
Additional paid-in capital	159,192	156,101
Treasury stock, at cost, consisting of 3,828 and 2,924 shares of Class B common at December 31, 2024 and 2023, respectively	(37,486)	(22,661)
Accumulated other comprehensive income	3,919	3,299
Retained earnings	64,574	60,196
Total Genie Energy Ltd. stockholders’ equity	190,508	197,239
Noncontrolling interests:
Noncontrolling interest	(10,174)	(12,731)
Receivable from issuance of equity	(783)	—
Total noncontrolling interests	(10,957)	(12,731)
TOTAL EQUITY	179,551	184,508
TOTAL LIABILITIES AND EQUITY	$371,275	$330,555

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022

REVENUES:
Electricity	$350,514	$350,779	$241,828
Natural gas	52,101	55,988	62,144
Other	22,587	21,941	11,567
Total revenues	425,202	428,708	315,539
Cost of revenues	286,719	282,502	160,757
GROSS PROFIT	138,483	146,206	154,782
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative (i)	93,396	91,109	74,962
Provision for captive insurance liability	33,612	45,088	—
Impairment of assets	185	—	2,066
Income from operations	11,290	10,009	77,754
Interest income	7,072	5,076	835
Interest expense	(464)	(99)	(129)
Gain (loss) on marketable equity securities and other investments	351	478	(417)
Other income (loss), net	1,620	2,644	(520)
Income before income taxes	19,869	18,108	77,523
Provision for income taxes	(4,667)	(4,239)	(21,037)
NET INCOME FROM CONTINUING OPERATIONS	15,202	13,869	56,486
(Loss) income from discontinued operations, net of tax	(2,907)	6,409	30,445
NET INCOME	12,295	20,278	86,931
Net loss (income) attributable to noncontrolling interests, net	293	(740)	874
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	12,588	19,538	87,805
Dividends on preferred stock	—	(333)	(1,939)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$12,588	$19,205	$85,866

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$15,495	$12,795	$59,956
(Loss) income from discontinued operations	(2,907)	6,410	25,910
Net income attributable to Genie Energy Ltd. common stockholders	$12,588	$19,205	$85,866

Earnings per share attributed to Genie Energy Ltd. common stockholders
Basic
Income from continuing operations	$0.58	$0.50	$2.34
(Loss) income from discontinued operations	(0.11)	0.25	1.01
Net income attributable to Genie Energy Ltd. common stockholders	$0.47	$0.75	$3.35
Diluted
Income from continuing operations	$0.57	$0.49	$2.28
(Loss) income from discontinued operations	(0.11)	0.25	0.98
Net income attributable to Genie Energy Ltd. common stockholders	$0.46	$0.74	$3.26

Weighted-average number of shares used in the calculation of earnings per share
Basic	26,763	25,553	25,629
Diluted	27,163	26,062	26,366

Dividends declared per common share	$0.30	$0.30	$0.30
(i) Stock-based compensation included in selling, general and administrative expenses	$2,346	$2,783	$2,968

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2024	2023	2022

NET INCOME	$12,295	$20,278	$86,931
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,289	1,376	(2,697)
COMPREHENSIVE INCOME	13,584	21,654	84,234
Comprehensive income (loss) attributable to noncontrolling interests	(364)	(743)	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$13,220	$20,911	$84,338

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

53

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2022	983	8,359	1,574	16	27,126	271	146,546	(19,010)	1,926	49,010	(13,474)	173,644
Dividends on preferred stock ($0.3188 per share dividends	—	—	—	—	—	—	—	—	—	(333)	—	(333)
Dividends on common stock ($0.3000 per share)	—	—	—	—	—	—	—	—	—	(8,019)	—	(8,019)
Exercise of Class B common stock warrants	—	—	—	—	1,048	11	4,990	—	—	—	—	5,001
Stock-based compensation	—	—	—	—	334	3	2,829	—	—	—	—	2,832
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,996)	—	—	—	(3,996)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(37)	—	—	—	(37)
Redemption of preferred stock	(983)	(8,359)	—	—	—	—	—	—	—	—	—	(8,359)
Charitable contribution of treasury stock	—	—	—	—	—	—	624	382	—	—	—	1,006
Exercise of stock options	—	—	—	—	257	3	1,112	—	—	—	—	1,115
Other comprehensive loss	—	—	—	—	—	—	—	—	1,373	—	3	1,376
Net income for the year ended December 31, 2023	—	—	—	—	—	—	—	—	—	19,538	740	20,278
BALANCE AT DECEMBER 31, 2023	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508

See accompanying notes to consolidated financial statements.

54

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
	Preferred		Class A		Class B		Additional		Accumulated Other			Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT DECEMBER 31, 2023	—	—	1,574	16	28,765	288	156,101	(22,661)	3,299	60,196	(12,731)	—	184,508
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,210)	—	—	(8,210)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	—	1,016
Stock-based compensation	—	—	—	—	419	4	2,392	—	—	—	—	—	2,396
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,614)	—	—	—	—	(3,614)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(10,443)	—	—	—	—	(10,443)
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	—	(1,200)
Class B common stock purchased from Genie Energy Charitable Foundation	—	—	—	—	—	—	—	(768)	—	—	—	—	(768)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(12)	—	—	—	(12)
Consolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	1,286	—	1,286
Noncontrolling investment to a subsidiary by Howard Jonas	—	—	—	—	—	—	—	—	—	—	1,791	(783)	1,008
Other comprehensive loss	—	—	—	—	—	—	—	—	632	—	657	—	1,289
Net income for the year ended December 31, 2024	—	—	—	—	—	—	—	—	—	12,588	(293)	—	12,295
BALANCE AT DECEMBER 31, 2024	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$64,574	$(10,174)	$(783)	$179,551

See accompanying notes to consolidated financial statements.

55

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31,
(in thousands)	2024	2023	2022

OPERATING ACTIVITIES
Net income	$12,295	$20,278	$86,931
Net (loss) income from discontinued operations, net of tax	(2,907)	6,409	30,445
Net income from continuing operations	15,202	13,869	56,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	33,612	45,088	—
Depreciation and amortization	884	463	385
Deferred income taxes	(1,855)	599	(595)
Provision for doubtful accounts receivable	2,359	2,362	2,515
Stock-based compensation	2,346	2,783	2,968
Inventory valuation allowance	417	1,148	—
Charitable donation of Class B common stock	—	1,006	—
Unrealized (gain) loss on marketable equity securities and investments and others	(766)	(23)	434
Impairment of assets	185	—	2,066
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(2,214)	(9,137)	(16,339)
Inventory	917	(8,714)	2,005
Prepaid expenses	5,326	(6,089)	(2,658)
Other current assets and other assets	(1,738)	494	(5,595)
Trade accounts payable, accrued expenses and other current liabilities	3,100	22,986	11,635
Due to IDT Corporation	(10)	(20)	(367)
Income taxes payable	2,496	(15,877)	13,064
Net cash provided by operating activities of continuing operations	60,261	50,938	66,004
Net cash provided by operating activities of discontinued operations	10,481	11,540	14,680
Net cash provided by operating activities	70,742	62,478	80,684
INVESTING ACTIVITIES
Capital expenditures	(6,696)	(1,363)	(1,019)
Purchase of solar system facilities	(1,344)	(7,665)	—
Proceeds from sale of marketable equity securities and other investments	582	10,023	—
Purchase of marketable equity securities and other investments	(6,142)	(11,019)	(2,729)
Purchase of equity of subsidiary	(1,200)	—	—
Purchase of investment property, net of noncontrolling interest portion paid by Howard Jonas	(1,237)	—	—
Investment in notes receivable with related party	—	—	(1,505)
Repayment of notes receivables with related party	—	19	19
Net cash used in investing activities of continuing operations	(16,037)	(10,005)	(5,234)
Net cash provided by (used in) investing activities of discontinued operations	—	23,645	(44,088)
Net cash (used in) provided by investing activities	(16,037)	13,640	(49,322)
FINANCING ACTIVITIES
Dividends paid	(8,210)	(8,873)	(9,158)
Repurchases of Class B common stock	(10,443)	(37)	(4,414)
Repurchases of Class B common stock from employees	(3,614)	(2,888)	(567)
Repurchase of Class B common stock from Genie Foundation	(768)	—	—
Proceeds from term loan, net	7,285	—	—
Proceeds from exercise of warrants	—	5,000	—
Redemption of preferred stock	—	(8,359)	(11,384)
Net cash used in financing activities of continuing operations	(15,750)	(15,157)	(25,523)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(60)	17
Net increase in cash, cash equivalents and restricted cash	38,962	60,901	5,856
Cash, cash equivalents and restricted cash (excluding discontinued operations) at beginning of year	162,996	104,578	100,225
Cash, cash equivalents and restricted cash (including discontinued operations) at end of year	201,958	165,479	106,081
Less: Cash of discontinued operations at end of year	(1,314)	(2,483)	(1,503)
Cash and cash equivalents and restricted cash (excluding discontinued operations) at end of year	$200,644	$162,996	$104,578
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$98	$93	$123
Cash payments made for income taxes	$3,630	$20,715	$8,570

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Genie Energy Ltd. (“Genie”), a Delaware corporation, was incorporated in January 2011. Genie owns 100% of Genie Retail Energy (“GRE”), and varied interests in entities within the Genie Renewables ("GREW") segment.

GRE, owns and operates retail energy providers (“REPs”), including IDT Energy, Inc. (“IDT Energy”), Residents Energy, LLC (“Residents Energy”), Town Square Energy, LLC and Town Square Energy East, LLC (collectivity, “TSE”), Southern Federal Power LLC ("Southern Power"), Mirabito Natural Gas (“Mirabito”) and Evergreen Gas & Electric (“Evergreen”). GRE's REPs' businesses resell electricity and natural gas to residential and small business customers primarily in the Eastern and Midwestern United States and Texas.

GREW consists of a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative  products and services complementary of its energy offerings, and a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers.

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

The Company determined that the discontinuation of the operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations in United Kingdom

In October 2021, as part of the orderly exit process from the U. K. market, Orbit Energy Limited ("Orbit"),  a subsidiary of the Company that used to operate in United Kingdom and Shell U.K. Limited ("Shell") agreed to terminate the exclusive supply contract between them. As part of the termination agreement, Orbit was required to unwind all physical forward hedges with Shell which resulted in net cash proceeds after settlement of all related liabilities with Shell.

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transferred the administration of Orbit to an administrator (the "Orbit Administrator") effective December 1, 2021.

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements. Since the appointment of the Orbit Administrator, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Since the Company lost control of the management of Orbit in favor of the Orbit Administrator, the accounts of Orbit were deconsolidated effective December 1, 2021.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Orbit Administrator to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit are consolidated effective November 28, 2023.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0%, 48.1% and 39.7% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2024, 2023 and 2022, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7, 32.5% and 30.5% of GRE’s electricity revenues were generated in the third quarters of 2024, 2023 and 2022, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.  In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Revenues from Sales of Solar Panels

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

Revenues from Solar Projects

Genie Solar enters into contracts to identify, develop, and operate solar generation sites to provide solar electricity to customers. Obligations under solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because the Company’s performance creates and enhances assets that are controlled by and specific to customers, the Company recognizes construction services revenue over time. Revenue for these performance obligations is recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2024
Fixed rate	$205,980	$19,021	$—	$225,001
Variable rate	144,534	33,080	—	177,614
Other	—	—	22,587	22,587
Total	$350,514	$52,101	$22,587	$425,202

For the year ended December 31, 2023
Fixed rate	$203,039	$17,433	$—	$220,472
Variable rate	147,740	38,555	—	186,295
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

For the year ended December 31, 2022
Fixed rate	$82,036	$13,138	$—	$95,174
Variable rate	159,792	49,006	—	208,798
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2024
Non-Commercial Channel	$318,541	$36,452	$—	$354,993
Commercial Channel	31,973	15,649	—	47,622
Other	—	—	22,587	22,587
Total	$350,514	$52,101	$22,587	$425,202

For the year ended December 31, 2023
Non-Commercial Channel	$289,774	$37,942	$—	$327,716
Commercial Channel	61,005	18,046	—	79,051
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

For the year ended December 31, 2022
Non-Commercial Channel	$201,423	$44,198	$—	$245,621
Commercial Channel	40,405	17,946	—	58,351
Other	—	—	11,567	11,567
Total	$241,828	$62,144	$11,567	$315,539

Contract Liabilities

Certain revenue generating contracts at GREW include provisions that require advance payment from customers. These advance payments are recognized as revenue as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in future periods is recognized as a contract liability, which is expected to be satisfied in the next twelve months. Contract liabilities are included in other current liabilities account in the consolidated balance sheet.

The table below reconciles the change in the carrying amount of contract liabilities:

	Year Ended December 31,
	2024	2023
	(in thousands)
Contract liability, beginning	$5,582	$1,759
Recognition of revenue included in the beginning of the year contract liability	(4,804)	(1,336)
Additions during the period, net of revenue recognized during the period	3,195	5,159
Contract liability, end	$3,973	$5,582

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$104,456	$107,609	$98,571
Restricted cash—short-term	26,608	10,442	6,007
Restricted cash—long-term	69,580	44,945	—
Total cash, cash equivalents, and restricted cash	$200,644	$162,996	$104,578

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 17), Credit Agreement with JPMorgan Chase (see Note 11), Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") (see Note 11) and for the current portion of the insured liability program (see Note 17).

Restricted cash—long-term includes cash of a wholly-owned captive insurance subsidiary (the "Captive"), which is restricted for use to secure the noncurrent portion of the insured liability program (see Note 17). At December 31, 2024, the restricted $69.6 million of cash of the Captive which is restricted for use in order to secure the current portion of the insured liability program.

Included in the cash and cash equivalents as of December 31, 2024 and 2023 is cash received from Lumo Sweden (see Note 2)

Marketable Equity Securities and Other Investments

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Natural gas	$1,333	$1,309
Renewable credits	10,800	12,105
Solar panels, net of valuation allowance of $0 and $0.8 million at December 31, 2024 and 2023, respectively	55	1,184
Total inventories	$12,188	$14,598

In the years ended December 31, 2024 and 2023, the Company recorded an inventory valuation allowance of $0.4 million and $1.1 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There was no inventory valuation allowance related to the solar panel inventories recorded for the year ended December 31, 2022. Solar panel inventories are transferred to ongoing solar projects of Genie Solar net of the inventory valuation allowance in the prepaid assets and property and equipment accounts in the consolidated balance sheet.

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

The estimated useful life of property plant and equipment as follows:

Years
Machinery and equipment	7 — 10
Solar array system	14 — 30
Computer software and development	2 — 5
Computers and computer hardware	2 — 5
Office equipment and other	4 — 27

The fair value of patents and trademarks, non-compete agreements and customer relationships acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: patents and trademarks are amortized on a straight-line basis over a 10 to 20-year period and licenses are amortized on a straight-line basis over a 10-year period.

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

The Company has two reportable segments with three underlying reporting units: GRE and GREW, which is comprised of Genie Solar, CityCom and Diversegy.

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

The Company performs its annual goodwill impairment test as of October 1. In reviewing goodwill for impairment, the Company has the option, for any or all of its reporting units that carry goodwill — to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether the Company chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, GRE utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, GRE applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts, therefore these contracts are not adjusted to fair value. GRE also applies the normal purchase and normal sale accounting treatment to forward contracts for the physical delivery of electricity in nodal energy markets that result in locational marginal pricing charges or credits, since this does not constitute a net settlement, even when legal title to the electricity is conveyed to the Independent System Operator during transmission. Accordingly, GRE recognizes revenue from customer sales, and the related cost of revenues, at the contracted price, as electricity and natural gas are delivered to retail customers.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. Shipping, handling and freight charges were nominal,  $0.1 million and a nominal amount were included in cost of goods sold for the years ended December 31, 2024, 2023 and 2022, respectively. Distribution and handling costs of $0.1 million were recorded in selling, general and administrative expenses for each of the years ended December 31, 2024, 2023 and 2022.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expenses in the period in which it is incurred. In the years ended December 31, 2024, 2023 and 2022, advertising expenses included in selling, general and administrative expenses were $5.9 million, $6.2 million and $7.0 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Basic weighted-average number of shares	$26,763	$25,553	$25,629
Effect of dilutive securities
Shares underlying stock options and warrants	—	63	561
Non-vested restricted Class B common stock	400	446	176
Diluted weighted-average number of shares	$27,163	$26,062	$26,366

The following shares were excluded from the diluted earnings per share computations:

	Year ended December 31,
(in thousands)	2024	2023	2022
Non-vested deferred stock units	—	—	210

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

GRE’s REPs reduce their customer credit risk by participating in purchase of receivables, or POR programs for a majority of their receivables. In addition to providing billing and collection services, certain utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs for those purchased receivables. GRE’s REPs’ primary credit risk in these jurisdictions is with respect to those purchased receivables is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance during certain period, and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivable by the customer that equaled or exceeded 10.0% of consolidated net trade receivables at December 31, 2024 and 2023 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2024 and 2023).

	December 31,
	2024	2023
Customer A	13.2%	21.4%

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2024	2023	2022
Customer A	20.0%	19.5%	na
Customer B	na	na	10.1%

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2024
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$6,574	$2,359	$(847)	$8,086
Year ended December 31, 2023
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4,826	$2,362	$(614)	$6,574

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The new provisions permit entities to report multiple measures of a reportable segment’s profit or loss if the CODM uses those measures to allocate resources and assess performance. The new standard is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the amendment in the fourth quarter of 2024 and the enhanced disclosures are included in the consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements and disclosures.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Acquisition and Discontinued Operations

In December 2022, the Company, entered into an investment agreement with Roded Recycling Industries Ltd. ("Roded") and it then owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS") 5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in the business of recycling used plastic materials into usable industrial products. The Company accounts for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million to Roded gradually increasing its interest to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. After April 12, 2024, the Company has control over the activities of Roded.

The Company recorded minimal revenue for Roded in its consolidated statements of operations and comprehensive income for year ended December 31, 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

Goodwill was allocated to the GREW segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Solar System Facilities

On November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of $ 7.5 million, including $1.0 million held in escrow which was released in June 2024.

The acquisition is accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction cost allocated to solar arrays assets included in the property and equipment account in the consolidated balance sheet with estimated useful lives of 14 to 30 years.

On November 3, 2023, the Company also signed an agreement to purchase from the sellers of the Ohio and Michigan facilities another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed. The acquisition has been accounted for as an asset acquisition and the Company recorded $1.3 million to solar array assets included in the property and equipment account in the consolidated balance sheets with estimated useful lives of 30 years.

The Company recorded revenue from the solar array acquisitions of approximately $1.2 million and $0.1 million in its consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The acquired assets are allocated to the GREW segment.

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility in the energy markets in Europe, in the third quarter 2022, the Company decided to discontinue the operations of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price has been fixed and is expected to continue to be settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

On November 7, 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to the Lumo Administrator. All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its equity ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrator. Since the Company lost control of the management of Lumo Finland in favor of the Lumo Administrator, the accounts of Lumo Finland were deconsolidated effect November 9, 2022.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	December 31, 2024	December 31, 2023
	(in thousands)
Assets
Cash	$1,314	$2,483
Receivables from the settlement of the derivative contract—current	2,280	10,699
Current assets of discontinued operations	$3,594	$13,182

Receivables from the settlement of the derivative contract—noncurrent	$—	$2,362
Other noncurrent assets	3,240	5,078
Noncurrent assets of discontinued operations	$3,240	$7,440

Liabilities
Income taxes payable	734	1,399
Accounts payable and other current liabilities	2,644	91
Current liabilities of discontinued operations	$3,378	$1,490

Deferred tax liabilities	665	698
Noncurrent liabilities of discontinued operations	$665	$698

The summary of the results of operations of the discontinued operations were as follows:

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Total revenues	$—	$—	$25,247
Cost of revenues	—	—	(8,357)
Gross profit	—	—	33,604
Selling, general and administrative expenses	2,619	—	5,190
Loss from operations	(2,619)	—	28,414
Gain from the settlement of assets	—	—	7,482
Loss from deconsolidation of subsidiary	—	—	(314)
Foreign exchange gains	510	—	2,241
Other income	(86)	442	383
Net income before taxes	(2,195)	442	38,206
Income taxes	325	28	7,761
Income from discontinued operations, net of taxes	$(2,520)	$414	$30,445

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of cash flows of the discontinued operations:

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Operating Activities
Net income	$(2,520)	$414	$30,445
Non-cash items	2,753	(1,743)	(8,370)
Changes in assets and liabilities	10,248	12,869	(7,395)
Cash flows used in operating activities of discontinued operation	$10,481	$11,540	$14,680

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $36.6 million as of December 31, 2024) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.0 million as of December 31, 2024), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $41.6 million as of December 31, 2024). The Company believes that the Lumo Administrator's position is without merit, and is vigorously defending its position.

Genie was also notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.4 million as of December 31, 2024) prior to the bankruptcy. The Lumo Administrator has also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.7 million as of December 31, 2024) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

The Company believes that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, the Company expects those claims to be in the range of €2.0 million and €4.0 million. Although the Company does not believe that it is legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, the Company recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss is included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

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

Following the termination of the contract with Shell, Orbit filed a petition with the High Court of Justice Business and Property of England and Wales (the “Court”) to declare Orbit insolvent based on the Insolvency Act of 1986. On November 29, 2021, the Court declared Orbit insolvent, revoked Orbit's license to supply electricity and natural gas in the United Kingdom, ordered the current customers to be transferred to “supplier of last resort” and transfer the administration of Orbit to the Orbit Administrator effective December 1, 2021, which transfer was effective December 1, 2021. All assets and liabilities of Orbit, including cash and receivables remain with Orbit and the management and control of which was transferred to the Orbit Administrator. As a result of loss of control, the Company deconsolidated Orbit effective December 1, 2021 and estimated the remaining liability related to its ownership of Orbit.

The Company determined that the discontinued operations of Orbit represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations effective December 1, 2021.

On November 21, 2023, the Court issued an order to cease the administration and revert the control of Orbit from the Orbit Administrator to the Company effective November 28, 2023. Following the Company regaining control of the management of Orbit, the accounts of Orbit are consolidated effective November 28, 2023. In 2023 and 2022, the Orbit Administrator paid the Company a return of its interest in Orbit of £18.8 million (equivalent to $23.7 million on the dates of transfer) and £4.6 million (equivalent to $5.4 million on the dates of transfer), respectively.

For the year ended December 31, 2024, the Company recognized loss from discontinued operations amounting to $0.4 million related to deferred income taxes. For the year ended December 31, 2023, the Company recognized income from discontinued operation, net of taxes amounting to $5.4 million, mainly from the increase in the estimated value of our interest in Orbit due to a change in estimated net assets of Orbit after the Orbit Administrator settled the remaining liabilities. There was no income or loss from discontinued operations recognized in the year ended December 31, 2022.

The assets and liabilities of Orbit were included in GRE International segment.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Marketable equity securities	$357	$—	$—	$357
Derivative contracts	$868	$—	$—	$868
Liabilities:
Derivative contracts	$473	$—	$—	$473
December 31, 2023
Assets:
Marketable equity securities	$396	$—	$—	$396
Derivative contracts	$673	$—	$—	$673
Liabilities:
Derivative contracts	$1,724	$—	$—	$1,724

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

Restricted cash — short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At December 31, 2024 and 2023, the carrying amount of these assets and liabilities approximated fair value. The fair value estimate for restricted cash — short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At December 31, 2024 and 2023, other assets included notes receivable. The carrying amounts of the note receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2024 and 2023.

The primary non-recurring fair value estimates typically involve goodwill impairment testing (see Note 7), which involves Level 3 inputs, and asset impairments (see Note 7) which utilize Level 3 inputs.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2024 and 2023, all of GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2024 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2025	43,720	295,000
Second quarter 2025	—	227,500
Third quarter 2025	5,120	230,000
Fourth quarter 2025	—	230,000
First quarter 2026	—	—
Second quarter 2026	—	—
Third quarter 2026	9,152	—
Fourth quarter 2026	—	152,500
First quarter 2027	—	225,000
Second quarter 2027	—	—
Third quarter 2027	3,440	—
Fourth quarter 2027	—	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2024	2023
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$583	$321
Energy contracts and options	Other assets	285	352
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$868	$673

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$428	$1,716
Energy Contracts and options	Other liabilities	45	8
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$473	$1,724

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of (Loss) Gain Recognized on Derivatives
		Year ended December 31,
(in thousands)		2024	2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of (Loss) Gain Recognized on Derivatives
Energy contracts and options	Cost of revenues	$(22,304)	$(28,887)	$117,607

Note 5 — Leases

The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2025 and 2052. The Company has no finance leases.

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

	December 31,
	2024	2023
	(in thousands)
ROU assets	$1,819	$2,138

Current portion of operating lease liabilities	$223	$309
Noncurrent portion of operating lease liabilities	1,732	1,952
Total	$1,955	$2,261

At December 31, 2024, the weighted average remaining lease term is 14.1 years and the weighted average discount rate is 8.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$562	$638	$563

ROU assets obtained in the exchange for lease liabilities
Operating leases	$111	$237	$501

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future lease payments under operating leases as of December 31, 2024 were as follows:

(in thousands)
2025	366
2026	344
2027	306
2028	312
2029	318
Thereafter	1,922
Total future lease payments	3,568
Less imputed interest	1,613
Total operating lease liabilities	$1,955

Rental expenses under operating leases were $0.6 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6 — Property and Equipment

	December 31,
	2024	2023
	(in thousands)
Solar system facilities	$9,052	$7,732
Computer software	2,398	2,329
Machinery and equipment	703	—
Computers and computer hardware	220	219
Office equipment and other	284	198
Construction in progress	15,789	7,362
	28,446	17,840
Less: accumulated depreciation	(3,200)	(2,648)
Property and equipment, net	$25,246	$15,192

Property and equipment depreciation expenses were $0.6 million, $0.1 million and a nominal amount in the years ended December 31, 2024, 2023 and 2022, respectively.

In 2024 and 2023, the Company transferred $1.1 million and $5.4 million, respectively, worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar.

In 2024, the Company discontinued several projects of Genie Solar as a result of lack of viability. The Company recognized an impairment of assets of $0.2 million related to costs previously capitalized in the property and equipment accounts in the consolidated balance sheets.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2023 to December 31, 2024:

	GRE	GREW	Total
	(in thousands)
Balance at January 1, 2023	$9,998	—	9,998
Additions/deductions during the period	—	—	—
Balance at December 31, 2023	9,998	$—	$9,998
Consolidation of Roded	—	2,660	2,660
Cumulative translation adjustment	—	91	91
Balance at December 31, 2024	$9,998	$2,751	$12,749

The Company performed its annual goodwill impairment test as of October 1, 2024. The Company elected to perform a qualitative analysis. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
December 31, 2024	(in thousands)
Patents and trademarks	18.1 years	$3,510	$(1,580)	$1,930
Customer relationships	9.0 years	1,100	(896)	204
Licenses	10.0 years	479	(246)	233
TOTAL		$5,089	$(2,722)	$2,367
December 31, 2023
Trademark	18.1 years	$3,510	$(1,382)	$2,128
Customer relationships	9.0 years	1,100	(774)	326
Licenses	10.0 years	479	(198)	281
TOTAL		$5,089	$(2,354)	$2,735

Amortization expense of intangible assets were $0.3 million, $0.4 million and $0.4 in the years ended December 31, 2024, 2023 and 2022, respectively. The Company estimates that the amortization expense of intangible assets will be $0.4 million, $0.3 million, $0.3 million, $0.2 million, $0.2 million and $1.0 million in the years ending December 31,2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Other Assets

	December 31,
	2024	2023
	(in thousands)
Security deposits	8,562	7,950
Investments in equity securities	5,673	2,605
Investment property	3,957	—
Right-of-use assets, net of amortization	1,819	2,138
Fair value of derivative contracts—noncurrent	285	352
Other assets	2,069	2,202
Total other assets	$22,365	$15,247

Note 9 — Investments

Investments in equity securities consist of the following:

			December 31,
	Location in Balance Sheet	Measurement	2024	2023
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$357	$396

Alternative investments—restricted (see Note 17)	Other current assets	Net asset value	$5,057	$—
Alternative investments—restricted (see Note 17)	Other current assets	Cost	600	—
Alternative investments—unrestricted	Other current assets	Cost	—	3,801
Total included in other current assets			$5,657	$3,801

PRI Fuel Supply Ltd.	Other noncurrent assets	Equity method	$454	$—
CPP Genie Community Solar	Other noncurrent assets	Equity method	242	303
Roded (see Note 4)	Other noncurrent assets	Equity method	—	1,268
Alternative investments—restricted (see Note 17)	Other noncurrent assets	Net asset value	2,877	—
Alternative investments—restricted (see Note 17)	Other noncurrent assets	Cost	1,000	—
Alternative investments—unrestricted	Other noncurrent assets	Cost	1,100	1,034
Total equity investments included in other noncurrent assets			$5,673	$2,605

Restricted investments are investments in equity securities owned and managed by the Captive (see Note 17).

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$4,835	$3,178
Purchases	6,000	1,300
Gain recognized during the period, net	481	357
Distribution	(682)	—
Balance, end of period	$10,634	$4,835

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and is included in the noncontrolling interests section of the consolidated balance sheets. At December 31, 2024, $3.6 million was outstanding under the note payable with an effective interest rate of 5.0%.

In the fourth quarter of 2024, Howard Jonas' share in the investment property was diluted to 44.1% resulting from additional investments by the Company in the investment property.

The investment property is recorded at cost and adjusted for any impairment. The investment property is included in noncurrent assets of the consolidated balance sheets.
Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Renewable energy	$30,441	$31,662
Liability to customers related to promotional and retention incentives	9,474	9,493
Payroll and employee benefits	4,866	5,095
Other accrued expenses	4,012	3,139
Total accrued expenses	$48,793	$49,389

 Other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Contract liabilities	$3,973	$5,582
Current hedge liabilities	428	1,716
Current portion of debt, net	357	—
Current lease liabilities	223	309
Others	1,769	1,530
Total other current liabilities	$6,750	$9,137

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Debt

Term Loan

On November 18, 2024, the Company, through its subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

2025	$333
2026	399
2027	418
2028	435
2029	391
2030	388
2031	5,061
Total term loan	7,425
Less: Current portion	333
Noncurrent portion of term loan	$7,092

Interest is accrued on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company shall have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at December 31, 2024 the Company was in compliance with all such covenants.

The Company capitalized $0.1 million in 2024 in connection with the Term Loan. At December 31, 2024, there was $7.4 million outstanding under the Term Loan at a weighted average interest rate of 6.5%.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At December 31, 2024, an aggregate of $0.4 million are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On October 25, 2024, the Company entered into an amendment of its existing Credit Agreement to extend the maturity date of December 31, 2025. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. At December 31, 2024, there are $0.7 million letters of credit issued by JP Morgan Chase Bank. At December 31, 2024, the cash collateral of $3.3 million was included in restricted cash—short-term in the consolidated balance sheet.

 GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Income Taxes

The components of income before income taxes are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$20,359	$18,088	$77,248
Foreign	(490)	20	275
INCOME BEFORE INCOME TAXES	$19,869	$18,108	$77,523

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets (liabilities):
Net operating loss	$10,532	$10,378
Accrued expenses	1,713	1,899
Bad debt reserve	2,183	1,773
Provision for captive insurance liability	1,471	778
Lease liability	528	610
Stock options and restricted stock	1,607	321
Unrealized gain	239	228
State taxes	23	38
Amortization	(403)	(183)
ROU assets	(491)	(573)
Total deferred income tax assets	17,402	15,269
Valuation allowance	(10,347)	(10,069)
DEFERRED INCOME TAX ASSETS, NET	$7,055	$5,200

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

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$4,710	$3,571	$15,376
State and local	1,417	1,267	6,258
	6,127	4,838	21,634
Deferred:
Federal	(1,112)	(279)	(393)
State and local	(348)	(320)	(204)
	(1,460)	(599)	(597)
PROVISION FOR INCOME TAXES	$4,667	$4,239	$21,037

The differences between provision for income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
U.S. federal income tax benefit at statutory rate	$4,173	$3,803	$16,280
State and local income tax, net of federal benefit	746	1,242	4,760
Valuation allowance	278	(159)	(32)
Stock-based compensation	(197)	(812)	—
Others	(333)	165	29
PROVISION FOR INCOME TAXES	$4,667	$4,239	$21,037

The Company includes certain entities that are not included in the Company’s consolidated tax return. The entities have separate U.S. federal and state net operating loss carry-forwards of $37.9 million that begin to expire in 2025. Net operating loss carry-forwards in the amount of $34.0 million related to Prism may be subject to Internal Revenue Code Section 382 limitation at the time of utilization.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2024
Reserves for valuation allowances deducted from deferred income taxes, net	$10,069	$36	$242	$10,347
Year ended December 31, 2023
Reserves for valuation allowances deducted from deferred income taxes, net	$10,228	$—	$(159)	$10,069
Year ended December 31, 2022
Reserves for valuation allowances deducted from deferred income taxes, net	$10,260	$—	$(32)	$10,228

As of December 31, 2024 and 2023, the Company maintained a valuation allowance on the deferred tax assets of net operating losses relating to consolidated U.S. entities and its Israel entity.

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$183	$260
Additions based on tax positions related to the current period	18	13
Additions based on tax positions related to prior periods	—	—
Lapses of statutes of limitations	(90)	(90)
Balance at end of period	$111	$183

All of the unrecognized income tax benefits at December 31, 2024, 2023 and 2022 would have affected the Company’s effective income tax rate if recognized. The Company expects the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months.

In the years ended December 31, 2024, 2023 and 2022, the Company recorded a minimal amount of interest expenses on income taxes. At December 31, 2024 and 2023, accrued interest included in current income taxes payable was minimal.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2020 to 2023, state and local tax returns generally for 2019 to 2023 and foreign tax returns generally for 2019 to 2023.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Equity

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

Dividend Payments

In each of the years ended December 31, 2024, 2023 and 2022, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $8.2 million, $8.0 million and $7.9 million total dividends paid, respectively.

On February 26, 2025, the Company paid a dividend of $0.075 per share of its Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 18, 2025.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases and Redemption

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2024, the Company acquired 660,794 shares of Class B common stock under the stock repurchase program for an aggregate amount of $10.5 million. In 2023, the Company acquired 3,778 shares of Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. In 2022, the Company acquired 639,393 shares of Class B common stock under the stock repurchase program for an aggregate amount of $4.4 million. At December 31, 2024, 4.0 million shares remained available for repurchase under the stock repurchase program.

In addition, in the years ended December 31, 2024, 2023 and 2022, the Company acquired shares of its Class B common stock that were tendered by the Company's employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. In the year ended December 31, 2024, the Company paid $2.2 million to repurchase 116,825 shares of its Class B common stock. In the year ended December 31, 2023, the Company paid $1.6 million to repurchase 111,319 shares of its Class B common stock. In the year ended December 31, 2022, the Company paid $0.6 million to repurchase 60,342 shares of its Class B common stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2024 and 2023, the Company held 3.8 million and 2.9 million shares of Class B common stock, respectively, in treasury, with respective costs of $37.5 million and $22.7 million, and a weighted average cost of $9.79 and $7.75 per share.

On February 7, 2022, the Board of Directors of the Company authorized a program to redeem, beginning in the second quarter of 2022, up to $1.0 million per quarter of the Company's Preferred Stock at the liquidation preference of $8.50 per share. In 2023 and 2022, the Company redeemed 2,332,726 shares of Preferred Stock at the liquidation preference of $8.50 for an aggregate amount of  $19.8 million. Following the redemption, there are no shares of Preferred Stock outstanding, all rights of Preferred Stockholders have terminated, and the Preferred Stock’s ticker symbol, "GNEPRA", has been retired.

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

At December 31, 2024, There were no outstanding options to purchase the Company's common stock.

Warrant to Purchase Class B Common Stock

On June 8, 2018, the Company sold to Howard S. Jonas, the Chairman of the Company’s Board of Directors and the stockholders of the Company, shares of the Company's Class B common stock and warrants to purchase an additional 1,048,218 shares of the Company’s Class B common stock at an exercise price of $4.77 per share for an aggregate exercise price of $5.0 million. In June 2023, the holder of these warrants exercised the warrants to purchase 1,048,218 shares of Class B common stock warrants for $5.0 million.

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

As of December 31, 2024, there were no outstanding warrants to purchase the Company’s Class B common stock.

Purchase of Equity of Subsidiaries

In February 2024, the Company purchased from a certain investor a 0.5% equity interest in GEIC, which holds the Company's interest in its operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

In November 2022, the Company purchased from a certain employee 5.1% and 2.3% interests in Lumo Finland and Lumo Sweden, respectively, by issuing 123,302 shares of the Company's Class B restricted common stock, which will ratably vest on a bi-annual basis between May 2023 and up to May 2025.
F-39

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Stock-Based Compensation

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

On March 8, 2021, the Board of Directors adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Plan. The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provide for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares initially reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. On May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock. At December 31, 2024, the Company had 16,438 shares of Class B common stock available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2023	261	$8.45
Granted	419	14.85
Vested	(144)	8.81
Forfeited	—	—
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2024	536	$15.23

At December 31, 2024, there was $5.8 million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years. The total grant date fair value of shares vested was $1.3 million, $1.5 million and $1.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $1.8 million, $1.5 million and $1.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	126	$8.05	0.1	$2,534
Granted	—	—
Exercised	(126)	8.05
Cancelled/Forfeited	—	—
OUTSTANDING AT DECEMBER 31, 2024	—	—	—	$—
EXERCISABLE AT DECEMBER 31, 2024	—	$—	—	$—

The total intrinsic value of options exercised during the year ended December 31, 2024 was $1.4 million. At December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options. There was no compensation cost related to vesting of the options in the years ended December 31, 2024, 2023 and 2022.

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

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The Company recognized compensation costs related to the deferred stock units award of $0.6 million, $1.3 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there were approximately $0.1 million of total unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 0.6 years.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Variable Interest Entity

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

Net loss related to CCE and aggregate net funding repaid to (provided by) the Company were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$276	$850	$747
Aggregate funding paid to (provided by) the Company, net	$271	$(1,104)	$(329)

Summarized consolidated balance sheet amounts related to CCE are as follows:

	December 31,
	2024	2023
	(in thousands)
ASSETS
Cash, cash equivalents and restricted cash	$313	$265
Trade accounts receivable	250	275
Prepaid expenses and other current assets	318	323
Other assets	363	360
TOTAL ASSETS	$1,244	$1,223
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$645	$611
Due to IDT Energy	4,622	4,893
Noncontrolling interests from CCE	(4,023)	(4,281)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,244	$1,223

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 — Legal and Regulatory Proceedings

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of December 31, 2024, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the years ended December 31, 2024, 2023 and 2022, Resident Energy's gross revenues from sales in Illinois were $36.6 million and $48.3 million and $32.7 million, respectively.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $134.7 million at December 31, 2024, of which $123.0 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2024 are expected to be paid as follows (in thousands):

2025	105,664
2026	25,573
2027	3,441
Thereafter	—
Total payments	$134,678

For the year ended December 31, 2024, the Company purchased $69.8 million and $12.1 million of electricity and renewable energy credits, respectively, under these purchase commitments. For the year ended December 31, 2023, the Company purchased $39.4 million and $16.8 million of electricity and renewable energy credits, respectively, under these purchase commitments. For the year ended December 31, 2022 the Company purchased $39.0 million and $19.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2024, GRE had commitments to purchase renewable energy credits of $11.7 million.

Captive Insurance

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

In the fourth quarter of 2024, the Company expanded its self-insurance risk management strategy to cover additional risk related to its current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects 1) exposure, for occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and 2) exposure for annual periods commencing with implementation of the program.

In assessing the loss contingency, the Company estimated the magnitude and frequency of expected loss based on the Company's activities. A range of margins was selected so that the cumulative expenses plus risk of losses over a given number of years equal the expected magnitude. This produced a range of annual premium options for the protective period. The contribution of a priori expected plus risk margin losses from each of these periods is multiplied by a current remaining probability factor, which recognizes the relative likelihood that a claim will still be brought subsequent to program inception. These are added together to obtain estimated required reserves and required premiums (net of expenses) at program inception-related exposure prior to program inception.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

In the years ended December 31, 2024 and 2023, the Company paid premiums of $39.6 million and $51.2 million, respectively, to the Captive recognized as restricted cash in the consolidated balance sheets. At December 31, 2024, the balance of short-term and long-term restricted cash of Captive are $18.8 million and $69.6 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the Captive's liabilities, particularly those related to insured risks. The Captive has restricted alternative investments included in other current assets and other assets in the consolidated balance sheets (see Note 9). The Company also recognized $33.6 million and $45.1 million provisions for captive insurance liability for the years ended December 31, 2024, and 2023, respectively, related to the Captive's exposure for the insured risks.

The table below reconciles the change in the current and noncurrent captive insurance liabilities:

	December 31,
	2024	2023
	(in thousands)
Current and noncurrent captive insurance liabilities, beginning	$45,088	$—
Captive insurance liabilities from newly insured risks	30,725	45,088
Changes for provision of prior claims	5,175	—
Claims for the provision for current year claims	(2,288)	—
Payment of claims	—	—
Current and noncurrent captive insurance liabilities, end	$78,700	$45,088

The captive insurance liability outstanding at December 31, 2024 is expected to be paid as follows (in thousands):

2025	$9,120
2026	11,225
2027	7,554
2028	6,384
2029	5,731
Thereafter	38,686
Total payments	$78,700

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2024, GRE had aggregate performance bonds of $27.5 million outstanding and a $0.7 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GREs REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2024, the Company was in compliance with such covenants. At December 31, 2024, restricted cash — short-term of $1.1 million and trade accounts receivable of $68.8 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.2 million at December 31, 2024.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 — Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of a Company, related to an acquisition of an investment property (see Note 9—Investments).

On November 2, 2023, the Company made a charitable donation to the Genie Energy Charitable Foundation (the "Genie Foundation") by issuing 50,000 shares of Class B common stock from its treasury stock with an aggregate value on the date of the donation of approximately $1.0 million. On April 17, 2024, the Company repurchased the 50,000 shares of Class B common stock from the Genie Foundation for $0.8 million. The Company is the sole member of the Genie Foundation and the Company's Chief Executive Officer and Chief Financial Officer serve as members of the board of directors of Genie Foundation.

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For each of the years ended December 31, 2024 and 2023, the Company recognized minimal amounts of loss in connection with the investment. For the year ended December 31, 2022, the Company recognized $0.8 million of loss in connection with the investment. At December 31, 2024, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

In September 2018, the Company divested a majority interest in Atid Drilling Ltd. in exchange for a 37.5% interest in a contracting drilling company in Israel ("Atid 613") which the Company accounted for using equity method of accounting. In March 2023, the Company received $0.1 million from Atid 613 for the full settlement of its investments in Atid 613. The Company recognized a minimal gain from settlement of investment included in other income (loss), net in its consolidated statements of operations in the first quarter of 2023. The Company did not recognize any equity in net loss from Atid 613 for the years ended December 31, 2023 and December 31, 2022.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Amount IDT charged the Company	$1,130	$1,264	$1,493
Amount the Company charged IDT	$133	$132	$130
Amount Rafael charged the Company	$—	$—	$154

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2024	2023
	(in thousands)
Due to IDT	$155	$165
Due from IDT	$20	$20
Due to Rafael	$—	$—

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.4 million each in 2024 and 2023, respectively and $0.5 million in 2022, related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of December 31, 2024. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

Note 19 — Business Segment and Geographic Information

The Company has two reportable business segments: GRE and GREW. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GREW develops, constructs and operates utility-scale solar energy projects, distributes solar panels, offers energy procurement and advisory services and also markets alternative products and services complementary to is energy offerings. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision-maker, the chief executive officer.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. There are no significant asymmetrical allocations to segments.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company were as follows:

	GRE	GREW	Corporate	Total
	(in thousands)
Year ended December 31, 2024
Revenues	$403,340	$21,862	$—	$425,202
Cost of revenues	271,191	15,528	—	286,719
Gross profit	132,149	6,334	—	138,483
Marketing and customer acquisition expenses	36,437	592	4,075	41,104
Employee-related expenses	17,778	4,579	34	22,391
Provision for doubtful accounts receivable	2,359	—	—	2,359
Stock-based compensation	1,054	58	1,234	2,346
Depreciation and amortization	300	584	—	884
Impairment of assets	—	185	—	185
Provision for captive insurance liabilities	—	—	33,612	33,612
Other selling, general and administrative expenses	17,676	3,311	3,325	24,312
Income (loss) from operations	$56,545	$(2,975)	$(42,280)	$11,290
Provision for (benefit from) income taxes	$18,226	$(1,919)	$(11,640)	$4,667
Year ended December 31, 2023
Revenues	$409,879	$18,829	$—	$428,708
Cost of revenues	266,519	15,983	—	282,502
Gross profit	143,360	2,846	—	146,206
Marketing and customer acquisition expenses	35,143	656	—	35,799
Employee-related expenses	17,325	4,547	4,729	26,601
Provision for doubtful accounts receivable	2,129	233	—	2,362
Stock-based compensation	1,024	28	1,731	2,783
Depreciation and amortization	350	113	—	463
Impairment of assets	—	—	—	—
Provision for captive insurance liabilities	—	—	45,088	45,088
Other selling, general and administrative expenses	15,478	3,058	4,565	23,101
Income (loss) from operations	$71,911	$(5,789)	$(56,113)	$10,009
Provision for (benefit from) income taxes	$21,119	$(1,024)	$(15,856)	$4,239
Year ended December 31, 2022
Revenues	$303,972	$11,567	$—	$315,539
Cost of revenues	150,990	9,767	—	160,757
Gross profit	152,982	1,800	—	154,782
Marketing and customer acquisition expenses	28,996	504	—	29,500
Employee-related expenses	15,126	2,906	—	18,032
Provision for the doubtful accounts receivable	2,408	107	—	2,515
Stock-based compensation	952	—	2,016	2,968
Depreciation and amortization	336	49	—	385
Impairment of assets	—	—	2,066	2,066
Provision for captive insurance liabilities	—	—	—	—
Other selling, general and administrative expenses	12,607	1,762	7,193	21,562
Income (loss) from operations	$92,557	$(3,528)	$(11,275)	$77,754
Provision for (benefit from) income taxes	$24,805	$(684)	$(3,084)	$21,037

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2024	2023
	(in thousands)
GRE	$204,470	$214,121
GREW	38,302	28,912
Corporate	129,679	66,935
Total assets of continuing operations	372,451	309,968
Assets of discontinued operations	8,060	20,587
Total assets	$380,511	$330,555

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Israel were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
Year ended December 31, 2024	$424,481	$721	$425,202
Year ended December 31, 2023	425,596	3,112	428,708
Year ended December 31, 2022	315,539	—	315,539

Net long-lived assets and total assets of continuing operations, net held outside of the United States, which are located primarily in Israel, were as follows:

	United States	Other Foreign Countries	Total
	(in thousands)
December 31, 2024
Long-lived assets of continuing operations, net	$54,973	$3,500	$58,473
Total assets of continuing operations	368,333	4,118	372,451
December 31, 2023
Long-lived assets of continuing operations, net	$21,372	$186	$21,558
Total assets of continuing operations	307,440	2,528	309,968

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20 — Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in 2024, 2023 and 2022.

Quarter Ended (in thousands,			(Loss) income	Net (loss)	Net (loss) income attributable to Genie	(Loss) earnings per common share
except per share data)	Revenues	Cost of Revenues	from operations	income	Energy Ltd.	Basic	Diluted
2024:
December 31	$102,902	$69,447	$(20,797)	$(15,459)	$(15,345)	$(0.57)	$(0.58)
September 30	111,916	74,010	11,676	10,229	10,199	0.38	0.38
June 30	90,696	57,360	10,563	9,356	9,612	0.36	0.36
March 31	119,688	85,902	9,849	8,169	8,123	0.30	0.30
TOTAL	$425,202	$286,719	$11,290	$12,295	$12,588	$0.47	$0.46
2023:
December 31	$104,933	$71,291	$(34,175)	$(23,651)	$(24,507)	$(0.93)	$(0.90)
September 30	125,048	83,967	17,886	14,198	14,459	0.54	0.53
June 30	93,463	55,255	15,035	15,339	14,980	0.58	0.57
March 31	105,264	71,989	11,264	14,392	14,274	0.56	0.54
TOTAL	$428,708	$282,502	$10,009	$20,278	$19,205	$0.75	$0.74
2022:
December 31	$81,388	$46,676	$15,482	$16,852	$16,178	$0.61	$0.59
September 30	81,285	38,142	23,538	15,971	18,314	0.73	0.70
June 30	66,940	37,120	11,772	37,373	33,855	1.33	1.30
March 31	85,926	38,819	26,962	16,735	17,519	0.68	0.67
TOTAL	$315,539	$160,757	$77,754	$86,931	$85,866	$3.35	$3.26

