Form 10-Q
period 2025-03-31
Genie Energy Ltd.
filed 2025-05-09
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 7, 2025, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,271,361 shares (excluding 4,051,966 treasury shares)

GENIE ENERGY LTD.
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)

 GENIE ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents (including amounts related to variable interest entity of $255 and $263 at March 31, 2025 and December 31, 2024, respectively)	$112,544	$104,456
Restricted cash—short-term	27,178	26,608
Marketable equity securities	405	357
Trade accounts receivable, net of allowance for doubtful accounts of $8,238 and $8,086 at March 31, 2025 and December 31, 2024, respectively (including accounts receivable related to variable interest entity of $255 and $250 at March 31, 2025 and December 31, 2024, respectively)	64,218	61,858
Inventory	13,726	12,188
Prepaid expenses (including amounts related to variable interest entity of $130 and $307 at March 31, 2025 and December 31, 2024, respectively)	9,503	9,893
Other current assets	9,207	8,493
Current assets of discontinued operations	1,727	3,594
Total current assets	238,508	227,447
Restricted cash—long-term	70,104	69,580
Property and equipment, net	26,866	25,246
Goodwill	12,686	12,749
Other intangibles, net	2,275	2,367
Deferred income tax assets, net	7,045	7,055
Other assets (including amounts related to variable interest entity of $364 and $363 at March 31, 2025 and December 31, 2024, respectively)	22,305	22,365
Noncurrent assets of discontinued operations	4,589	4,466
Total assets	$384,378	$371,275
Liabilities and equity
Current liabilities:
Trade accounts payable	29,752	31,233
Accrued expenses (including amounts related to variable interest entity of $476 and $502 at March 31, 2025 and December 31, 2024, respectively)	52,497	48,793
Income taxes payable	13,596	9,196
Current captive insurance liability	9,236	9,120
Current debt, net	2,167	357
Due to IDT Corporation, net	136	135
Other current liabilities	6,227	6,393
Current liabilities of discontinued operations	3,706	4,585
Total current liabilities	117,317	109,812
Noncurrent captive insurance liability	70,104	69,580
Noncurrent debt, net	6,838	8,668
Other liabilities	2,022	2,959
Noncurrent liabilities of discontinued operations	707	705
Total liabilities	196,988	191,724
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2025 and December 31, 2024	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,324 and 29,310 shares issued and 25,336 and 25,482 shares outstanding at March 31, 2025 and December 31, 2024, respectively	293	293
Additional paid-in capital	159,981	159,192
Treasury stock, at cost, consisting of 3,988 and 3,828 shares of Class B common stock at March 31, 2025 and December 31, 2024	(39,835)	(37,486)
Accumulated other comprehensive income	4,373	3,919
Retained earnings	73,178	64,574
Total Genie Energy Ltd. stockholders’ equity	198,006	190,508
Noncontrolling interests:
Noncontrolling interests	(9,833)	(10,174)
Receivable from issuance of equity	(783)	(783)
Total noncontrolling interests	(10,616)	(10,957)
Total equity	187,390	179,551
Total liabilities and equity	$384,378	$371,275

 See accompanying notes to consolidated financial statements.

 GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Revenues:
Electricity	$104,063	$89,396
Natural gas	28,409	22,398
Other	4,335	7,894
Total revenues	136,807	119,688
Cost of revenues	99,444	85,902
Gross profit	37,363	33,786
Operating expenses:
Selling, general and administrative (i)	23,887	22,901
Provision for captive insurance liability	645	1,036
Income from operations	12,831	9,849
Interest income	1,981	1,340
Interest expense	(189)	(32)
Gain on marketable equity securities and other investments	168	117
Other income, net	(6)	80
Income before income taxes	14,785	11,354
Provision for income taxes	(4,380)	(2,920)
Net income from continuing operations	10,405	8,434
Loss from discontinued operations, net of taxes	(104)	(265)
Net income	10,301	8,169
Net (loss) income attributable to noncontrolling interests, net	(329)	46
Net income attributable to Genie Energy Ltd. common stockholders	$10,630	$8,123

Net income attributable to Genie Energy Ltd. common stockholders
Continuing operations	$10,734	$8,388
Discontinued operations	(104)	(265)
Net income attributable to Genie Energy Ltd. common stockholders	$10,630	$8,123
Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.40	$0.31
Discontinued operations	—	(0.01)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.40	$0.30
Diluted
Continuing operations	$0.40	$0.31
Discontinued operations	—	(0.01)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.40	$0.30

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,338	26,790
Diluted	26,612	27,298

Dividends declared per common share	$0.075	$0.075
(i) Stock-based compensation included in selling, general and administrative expenses	$739	$749

 See accompanying notes to consolidated financial statements.

2

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$10,301	$8,169
Other comprehensive loss:
Foreign currency translation adjustments	1,124	(5,082)
Comprehensive income	11,425	3,087
Comprehensive loss attributable to noncontrolling interests	(341)	(46)
Comprehensive income attributable to Genie Energy Ltd.	$11,084	$3,041

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$64,574	$(10,174)	$(783)	$179,551
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,630	(329)	—	10,301
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$73,178	$(9,833)	$(783)	$187,390

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

	Preferred		Class A		Class B		Additional		Accumulated Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2024	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,121)	—	(2,121)
Stock-based compensation	—	—	—	—	14	—	749	—	—	—	—	749
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,523)	—	—	—	(2,523)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	1,016
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	(1,200)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(5,210)	—	128	(5,082)
Net income for three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	8,123	46	8,169
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities
Net income	$10,301	$8,169
Net loss from discontinued operations, net of tax	(104)	(265)
Net income from continuing operations	10,405	8,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	645	1,036
Depreciation and amortization	235	219
Provision for doubtful accounts receivable	309	729
Stock-based compensation	739	749
Unrealized gain on marketable equity securities and investments and others, net	(171)	(49)
Inventory valuation allowance	—	417
Changes in assets and liabilities:
Trade accounts receivable	(2,668)	1,093
Inventory	(1,538)	(2,191)
Prepaid expenses	390	581
Other current assets and other assets	(209)	505
Trade accounts payable, accrued expenses and other liabilities	981	(5,694)
Due to IDT Corporation, net	1	(25)
Income taxes payable	4,400	2,914
Net cash provided by operating activities of continuing operations	13,519	8,718
Net cash provided by operating activities of discontinued operations	1,830	4,208
Net cash provided by operating activities	15,349	12,926
Investing activities
Capital expenditures	(1,773)	(1,206)
Improvements in investment property	(370)	—
Purchase of solar system facility	—	(1,344)
Purchases of marketable equity securities and other investments	—	(2,094)
Purchase of equity of subsidiary	—	(1,200)
Proceeds from return of investments	50	—
Net cash used in investing activities	(2,093)	(5,844)
Financing activities
Dividends paid	(2,026)	(2,121)
Repurchases of Class B common stock	(1,887)	(4,101)
Repurchases of Class B common stock from employees	(462)	(1,508)
Net cash used in financing activities	(4,375)	(7,730)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(80)	74
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,801	(574)
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	201,958	165,479
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	210,759	164,905
Less: Cash of discontinued operations at end of period	933	2,886
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$209,826	$162,019

 See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company owns 100% of Genie Retail Energy (“GRE”) and varied interests in entities that comprise the Genie Renewables ("GREW") segment.

GRE owns and operates retail energy providers (“REPs”), including IDT Energy (“IDT Energy”), Residents Energy (“Residents Energy”), Town Square Energy and Town Square Energy East (collectively, "TSE"), Southern Federal Power ("Southern Federal"), Mirabito Natural Gas (“Mirabito”) and Evergreen Gas & Electric (“Evergreen”). The majority of GRE's REP customers are located in the Eastern and Midwestern United States and Texas. Mirabito supplies natural gas to commercial customers in Florida.

GREW primarily consists of a 95.5% interest in Genie Solar, an integrated solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings and a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers.

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

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarters 2024 and 2023, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7% and 32.5% of GRE’s electricity revenues were generated in the third quarters of 2024 and 2023 respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet as well as the corresponding amounts reported in the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$112,544	$104,456
Restricted cash—short-term	27,178	26,608
Restricted cash—long-term	70,104	69,580
Total cash, cash equivalents, and restricted cash	$209,826	$200,644

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20), Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") (see Note 20) and for the current portion of the insured liability program (see Note 19).

Restricted cash—long-term includes cash of a wholly-owned captive insurance subsidiary (the "Captive"), which is restricted for uses related to the noncurrent portion of the insured liability program (see Note 19).

Included in the cash and cash equivalents as of March 31, 2025 and December 31, 2024 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Natural gas	$224	$1,333
Renewable credits	13,476	10,800
Solar panels	26	55
Totals	$13,726	$12,188

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

Revenues from sales of solar panels and other solar projects are included under the Other Revenues in the consolidated statements of operations.

Revenues from commissions from selling third-party products to customers, entry and other fees from energy procurement advisory services (which are provided by Diversegy) are recognized at the time the performance obligation is met. The Company's contacts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time. Revenues from commissions are included under the Other Revenues in the consolidated statements of operations.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2025
Fixed rate	$58,905	$6,931	$—	$65,836
Variable rate	45,158	21,478	—	66,636
Other	—	—	4,335	4,335
Total	$104,063	$28,409	$4,335	$136,807

Three Months Ended March 31, 2024
Fixed rate	$52,097	$7,429	$—	$59,526
Variable rate	37,299	14,969	—	52,268
Other	—	—	7,894	7,894
Total	$89,396	$22,398	$7,894	$119,688

Fixed and variable rate revenues are from GRE. Other revenues are revenues from GREW which includes revenues from solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2025
Non-Commercial Channel	$86,882	$23,376	$—	$110,258
Commercial Channel	17,181	5,033	—	22,214
Other	—	—	4,335	4,335
Total	$104,063	$28,409	$4,335	$136,807

Three Months Ended March 31, 2024
Non-Commercial Channel	$82,942	$16,922	$—	$99,864
Commercial Channel	6,454	5,476	—	11,930
Other	—	—	7,894	7,894
Total	$89,396	$22,398	$7,894	$119,688

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Contract liability, beginning	$3,973	$5,582
Recognition of revenue included in the beginning of the year contract liability	(1,327)	(2,560)
Additions during the period, net of revenue recognized during the period	1,595	663
Contract liability, end	$4,241	$3,685

Allowance for doubtful accounts

The change in the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Allowance for doubtful accounts, beginning	$8,086	$6,574
Additions charged to expense	309	729
Other deductions	(157)	(283)
Allowance for doubtful accounts, end	$8,238	$7,020
12

Note 5—Acquisitions and Discontinued Operations

Consolidation of Roded

In December 2022, the Company, entered into an investment agreement with Roded Recycling Industries Ltd. ("Roded") and its owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS") 5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in business of recycling used plastic materials into usable industrial products. The Company accounts for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million to Roded gradually increasing its interest to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. Following the transaction, the Company has control over the activities of Roded.

The Company recorded minimal revenue for Roded in its consolidated statements of operations and comprehensive income for three months ended March 31, 2025. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	March 31, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$933	$1,314
Receivables from the settlement of derivative contract—current	794	2,280
Other current assets	—	—
Current assets of discontinued operations	$1,727	$3,594

Other noncurrent assets	4,589	3,240
Noncurrent assets of discontinued operations	$4,589	$3,240

Liabilities
Income taxes payable	766	734
Accounts payable and other current liabilities	2,720	2,644
Current liabilities of discontinued operations	$3,486	$3,378

Deferred tax liabilities	707	665
Noncurrent liabilities of discontinued operations	$707	$665

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Income from operations	$—	$—
Other (loss) income, net	(101)	551
Income before income taxes	(101)	551
Provision for income taxes	(3)	(816)
Net loss from discontinued operations, net of taxes	$(104)	$(265)
Income before income taxes attributable to Genie Energy Ltd.	$(101)	$551

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Net loss	$(104)	$(265)
Non-cash items	(18)	541
Changes in assets and liabilities	1,952	3,932
Cash flows provided by operating activities of discontinued operations	$1,830	$4,208

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.1 million as of March 31, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.2 million as of March 31, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $43.3 million as of March 31, 2025). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of March 31, 2025) prior to the bankruptcy. The Lumo Administrators has also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.7 million as of March 31, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

The Company believes that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, the Company expects those claims to be in the range of €2.0 million and €4.0 million. Although the Company does not believe that it is legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, the Company recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss was included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2025
Assets:
Marketable equity securities	$405	$—	$—	$405
Derivative contracts	$1,852	$—	$—	$1,852
Liabilities:
Derivative contracts	$229	$—	$—	$229
December 31, 2024
Assets:
Marketable equity securities	$357	$—	$—	$357
Derivative contracts	$868	$—	$—	$868
Liabilities:
Derivative contracts	$473	$—	$—	$473

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2025 or 2024.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2025 and December 31, 2024, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At March 31, 2025 and December 31, 2024, other assets included notes receivable. At March 31, 2025, the carrying amount of the notes receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of the consolidated net trade receivable as March 31, 2025 or December 31, 2024):

	March 31, 2025	December 31, 2024
Customer A	10.4%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended March 31, 2025 and 2024 (no other single customer accounted for 10.0% or greater of the consolidated revenues in these periods):

	Three Months Ended March 31,
	2025	2024
Customer A	12.3%	20.9%

Customer A is a utility company offering POR program.
17

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2025, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2025 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter of 2025	3,856	152,500
Third quarter of 2025	8,560	230,000
Fourth quarter of 2025	—	840,000
First quarter of 2026	—	900,000
Second quarter of 2026	—	—
Third quarter of 2026	9,152	—
Fourth quarter of 2026	—	305,000
First quarter of 2027	—	450,000
Second quarter of 2027	—	—
Third quarter of 2027	3,440	—
Fourth quarter of 2027	—	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	March 31, 2025	December 31, 2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$1,208	$583
Energy contracts and options	Other assets	645	285
Total derivatives not designated or not qualifying as hedging instruments — Assets		$1,853	$868

Liability Derivatives	Balance Sheet Location	March 31, 2025	December 31, 2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$187	$428
Energy contracts and options	Other liabilities	42	45
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$229	$473

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations was as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain Recognized	Three Months Ended March 31,
hedging instruments	on Derivatives	2025	2024
		(in thousands)
Energy contracts and options	Cost of revenues	$3,174	$(5,532)

Note 8—Other Assets

Other assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Security deposit	$8,859	$8,562
Investments in equity securities	5,601	5,673
Investment property	4,327	3,957
Right-of-use assets, net of amortization	803	1,819
Fair value of derivative contracts—noncurrent	645	285
Other assets	2,070	2,069
Total other assets	$22,305	$22,365

Note 9—Investments

Equity investments consist of the following:
	Location in Balance Sheet	Measurement	March 31, 2025	December 31, 2024
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$405	$357

Alternative investments—restricted (see Note 19)	Other current assets	Net asset value	$5,201	$5,057
Alternative investments—restricted (see Note 19)	Other current assets	Cost	600	600
Total included in other current assets			$5,801	$5,657

PRI Fuel Supply Ltd.	Other noncurrent assets	Equity method	$374	$454
CPP Genie Community Solar	Other noncurrent assets	Equity method	242	242
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Net assets value	2,935	2,877
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Cost	1,000	1,000
Alternative investments—unrestricted	Other noncurrent assets	Cost	1,050	1,100
Total equity investments included in other noncurrent assets			$5,601	$5,673

Restricted investments are investments in equity securities owned and managed by the Captive (see Note 19).
The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$10,634	$4,835
Purchase	—	2,025
Gain recognized during the period	202	204
Distribution	(50)	—
Balance, end of period	$10,786	$7,064

In July 2024, the Company acquired an interest in an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and is included in the noncontrolling interests section of the consolidated balance sheets. At March 31, 2025 and December 31, 2024, $3.9 million was outstanding under the note payable with an effective interest rate of 5.0%.

For the three months ended March 31, 2025, Howard Jonas contributed nominal amount towards developing the investment property. At March 31, 2025 and December 31, 2024, Howard Jonas' share in the investment property was diluted to 37.9% and 44.1%, respectively, resulting from additional investments by the Company in the investment property.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2025 to March 31, 2025:

	GRE	Genie Renewables	Total
	(in thousands)
Balance at January 1, 2025	$9,998	$2,751	$12,749
Cumulative translation adjustment	—	(63)	(63)
Balance at March 31, 2025	$9,998	$2,688	$12,686

The table below presents information on the Company’s other intangible assets:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
March 31, 2025
Patents and trademarks	18.1 years	$3,510	$(1,629)	$1,881
Customer relationships	9.0 years	1,100	(927)	173
Licenses	10.0 years	479	(258)	221
Total		$5,089	$(2,814)	$2,275
December 31, 2024
Patent and trademark	18.1 years	$3,510	$(1,580)	$1,930
Customer relationships	9.0 years	1,100	(896)	204
Licenses	10.0 years	479	(246)	233
Total		$5,089	$(2,722)	$2,367

Amortization expense of intangible assets was $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively. The Company estimates that amortization expense of intangible assets will be $0.3 million, $0.3 million, $0.3 million, $0.2 million, $0.2 million and $1.0 million for the remainder of 2025, and for 2026, 2027, 2028, 2029 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Renewable energy	$36,651	$30,441
Liability to customers related to promotions and retention incentives	9,632	9,474
Payroll and employee benefits	2,429	4,866
Other accrued expenses	3,785	4,012
Total accrued expenses	$52,497	$48,793

Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Contract liabilities	$4,241	$3,973
Current hedge liabilities	186	428
Current lease liabilities	103	223
Others	1,697	1,769
Total other current liabilities	$6,227	$6,393

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
	March 31, 2025	December 31, 2024
	(in thousands)
ROU Assets	$803	$1,819

Current portion of operating lease liabilities	122	223
Noncurrent portion of operating lease liabilities	759	1,732
Total	$881	$1,955
At March 31, 2025, the weighted average remaining lease term was 25.1 years and the weighted average discount rate is 9.0%.
Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:
	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$100	$144

ROU assets obtained in the exchange for lease liabilities
Operating leases	$—	$—

Future lease payments under operating leases as of March 31, 2025 were as follows:
(in thousands)
Remainder of 2025	$158
2026	105
2027	62
2028	63
2029	65
Thereafter	1,836
Total future lease payments	2,289
Less imputed interest	1,408
Total operating lease liabilities	$881
Rental expenses under operating leases was $0.1 million for each of the three months ended March 31, 2025 and 2024 respectively.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the three months ended March 31, 2025 (in thousands, except per share amounts):

Declaration Date	Dividend Per Share	Aggregate Dividend Amount	Record Date	Payment Date
February 5, 2025	$0.0750	$2,026	February 18, 2025	February 26, 2025

On May 5, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2025. The dividend will be paid on or about May 30, 2025 to stockholders of record as of the close of business on May 19, 2025.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended March 31, 2025, the Company acquired 127,263 Class B common stock under the stock purchase program for an aggregate amount of $1.9 million. In the three months ended March 31, 2024, the Company acquired 250,000 Class B common stock under the stock purchase program for an aggregate amount of $4.1 million. At March 31, 2025, 3.9 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of March 31, 2025 and December 31, 2024, there were 4.0 million and 3.8 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $39.8 million and $37.5 million, respectively, at a weighted average cost per share of $9.99 and $9.79, respectively.

Exercise of Stock Options

There are no exercises of options to purchase any of the Company's common stock in the three months ended March 31, 2025.

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

At March 31, 2025, there were no outstanding options to purchase the Company's common stock.

Purchase of Equity of Subsidiary

In February 2024, the Company purchased from a certain investor a 0.5% equity interest in Genie Energy International Corporation ("GEIC"), which holds the Company's interest in its operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

Stock-Based Compensation

On March 8, 2021, the Board of Directors adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"), subject to the approval of the Company's stockholders. In May 2021, the 2021 Plan became effective and replaced the 2011 Stock Option and Incentive Plan. The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provide for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares initially reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. On May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock.

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

As of March 31, 2025, there was a nominal amount of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 0.3 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$222	$26
Aggregate (funding provided by) distributions paid to the Company, net	$(240)	$92

Summarized combined balance sheet amounts related to CCE was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$425	$313
Trade accounts receivable	255	250
Prepaid expenses and other current assets	132	318
Other assets	364	363
Total assets	$1,176	$1,244
Liabilities and noncontrolling interests
Current liabilities	$561	$645
Due to IDT Energy	4,862	4,622
Noncontrolling interests	(4,247)	(4,023)
Total liabilities and noncontrolling interests	$1,176	$1,244

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

On April 24, 2025, GRE entered into an Equity Purchase Agreement with Tari Corporation to acquire a 100% interest in CCE for $1.00 and the forgiveness of all intercompany payables of CCE to the Company.

Note 15—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended March 31,
	2025	2024
Reported tax rate	29.6%	25.7%

The reported tax rates for the three months ended March 31, 2025 increased compared to the same period in 2024. The increase is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income as well as the nature of certain deductions.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Basic weighted-average number of shares	26,338	26,790
Effect of dilutive securities:
Non-vested restricted Class B common stock	274	508
Diluted weighted-average number of shares	26,612	27,298

There were no other instruments excluded from the computation of diluted earnings per share for each of the  three months ended March 31, 2025 and 2024.

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

On December 7, 2020, the Company invested $5.0 million to purchase 218,245 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael"). Rafael, a publicly-traded company, is also a related party. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael and is slated to become Chief Executive Officer of Rafael on June 1, 2025. In connection with the purchase, Rafael issued to the Company warrants to purchase an additional 43,649 shares of Rafael's Class B common stock with an exercise price of $22.91 per share. The warrants had a term expiring on June 6, 2022. The Company exercised the warrants in full on March 31, 2021 for a total exercise price of $1.0 million. In March 2023, the Company sold 195,501 shares of Class B common stock of Rafael for $0.3 million. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For the three months ended March 31, 2025 and 2024 the Company recognized a losses of a nominal amount and $0.1 million, respectively, in connection with the investment. At March 31, 2025, the Company holds 216,393 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amount IDT charged the Company	$256	$218
Amount the Company charged IDT	$37	$36

The following table presents the balance of receivables and payables to IDT:

	March 31, 2025	December 31, 2024
	(in thousands)
Due to IDT	$156	$155
Due from IDT	$20	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a $0.4 million  in 2024 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of March 31, 2025. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 18—Business Segment Information

The Company has two reportable business segments: GRE and GREW. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Evergreen Energy, Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GREW develops, constructs and operates utility-scale solar energy projects, distributes solar panels, offers energy procurement and advisory services and also markets alternative products and services complementary to is energy offerings. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended March 31, 2025
Revenues	$132,475	$4,332	$—	$136,807
Cost of revenues	96,574	2,870	—	99,444
Gross profit	35,901	1,462	—	37,363
Marketing and customer acquisition expenses	8,669	—	—	8,669
Employee-related expenses	5,058	—	—	5,058
Provision for doubtful accounts receivable	309	—	—	309
Stock-based compensation	258	22	459	739
Depreciation and amortization	75	160	—	235
Provision for captive insurance liabilities	—	—	645	645
Other selling, general and administrative expenses	4,685	2,135	2,057	8,877
Income (loss) from operations	$16,847	$(855)	$(3,161)	$12,831
Provision for (benefit from) income taxes	$5,738	$(233)	$(1,125)	$4,380

Three Months Ended March 31, 2024
Revenues	$112,465	$7,223	$—	$119,688
Cost of revenues	80,270	5,632	—	85,902
Gross profit	32,195	1,591	—	33,786
Marketing and customer acquisition expenses	8,518	158	19	8,695
Employee-related expenses	4,543	1,138	1,217	6,898
Provision for doubtful accounts receivable	729	—	—	729
Stock-based compensation	247	9	493	749
Depreciation and amortization	105	114	—	219
Provision for captive insurance liabilities	—	—	1,036	1,036
Other selling, general and administrative expenses	3,805	819	987	5,611
Income (loss) from operations	$14,248	$(647)	$(3,752)	$9,849
Provision for (benefit from) income taxes	$4,089	$(611)	$(558)	$2,920

Total assets for the business segments of the Company were as follows

(in thousands)	GRE	Genie Renewables	Corporate	Total
Total assets:
March 31, 2025	$217,952	$40,193	$126,233	$384,378
December 31, 2024	204,470	38,302	128,503	371,275

The total assets of corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with aggregate net book value of $6.3 million and $8.1 million at March 31, 2025 and December 31, 2024, respectively.
30

Note 19 — Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of March 31, 2025, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three months ended March 31, 2025 and 2024, Resident Energy’s gross revenues from sales in Illinois were $8.1 million and $12.5 million, respectively.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $159.4 million at March 31, 2025, of which $147.1 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2025 are expected to be paid as follows:

(in thousands)
Remainder of 2025	$102,839
2026	47,905
2027	8,652
2028	—
Thereafter	—
Total payments	$159,396

In the three months ended March 31, 2025, the Company purchased $44.6 million and $2.3 million of electricity and renewable energy credits, respectively, under these purchase commitments. In the three months ended March 31, 2024, the Company purchased $34.0 million and $4.9 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At March 31, 2025, GRE had commitments to purchase renewable energy credits of $12.3 million.

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

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability

In the fourth quarter of 2024, the Company paid a $39.6 million premium to the Captive recognized as restricted cash in the consolidated balance sheet. At March 31, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $19.2 million and $70.1 million, respectively. At December 31, 2024, the balance of short-term and long-term restricted cash of Captive were $18.8 million and $69.6 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the Captive's liabilities, particularly those related to insured risks. The Captive has restricted alternative investments included in other current assets and other assets in the consolidated balance sheets (see Note 9). The Company also recognized a $0.6 million and $1.0 million provision for captive insurance liability for the three months ended March 31, 2025  and 2024, respectively, related to the Captive's exposure for the insured risks.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for three months ended March 31, 2025 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$78,700
Changes for the provision of prior year claims	(2,880)
Changes for the provision for current year claims	3,525
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$79,345

The captive insurance liability outstanding at March 31, 2025 is expected to be paid as follows (in thousands).

Remainder of 2025	$6,927
2026	10,861
2027	8,590
2028	6,729
2029	5,927
Thereafter	40,311
Total payments	$79,345

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2025, GRE had aggregate performance bonds of $27.5 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2025, the Company was in compliance with such covenants. At March 31, 2025, restricted cash—short-term of $1.2 million and trade accounts receivable of $69.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $23.0 million at March 31, 2025.

Note 20—Debt

Term Loan

On November 18, 2024, the Company, through its subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

(in thousands)
Remainder of 2025	$333
2026	399
2027	418
2028	435
2029	391
2030	388
2031	5,061
Total term loan	7,425
Less: Current portion	333
Noncurrent portion of term loan	$7,092

Interest is accrued on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at March 31, 2025 the Company was in compliance with all such covenants.

The Company capitalized $0.1 million in 2024 in connection with the Term Loan. At March 31, 2025 and December 31, 2024, there was $7.4 million outstanding under the Term Loan at a weighted average interest rate of 6.3% and 6.5%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At March 31, 2025 and December 31, 2024, aggregate of $0.5 million and $0.4 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 25, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2025. The aggregate available borrowing amount was reduced to a $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2025, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At March 31, 2025, the cash collateral of $3.0 million was included in restricted cash—short-term in the consolidated balance sheet.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require additional disclosures in the notes to financial statements related to disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant, which include items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. Adoption of this guidance will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in the 2024 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2024 Form 10-K.

Overview

We are comprised of Genie Retail Energy ("GRE") and Genie Renewables ("GREW").

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal and Mirabito Natural Gas and Evergreen Gas & Electric. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Eastern and Midwestern United States and Texas.

GREW primarily consists of a 95.5% interest in  Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings, and a 96.0% interest in Diversegy, our energy procurement advisor for industrial, commercial and municipal customers.

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

We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. Lumo Sweden are continuing to liquidate its remaining receivables and to settle any remaining liabilities.

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

Net loss from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $38.1 million as of March 31, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.2 million as of March 31, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $43.3 million as of March 31, 2025). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

We have also been notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.5 million as of March 31, 2025) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.7 million as of March 31, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

The Company believes that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, the Company expects those claims to be in the range of €2.0 million and €4.0 million. Although the Company does not believe that it is legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, the Company recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss was included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 96.8% and 94.0% of our consolidated revenues in the three months ended March 31, 2025 and  March 31, 2024, respectively.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2023 and 2022 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7% and 32.5% of GRE’s electricity revenues for 2023 and 2022 respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three months ended March 31, 2025 the associated cost was approximately 1.2% of GRE's revenue and approximately 1.0% of GRE's revenue for the three months ended March 31, 2024. At March 31, 2025 and December 31, 2024, 83.0% and 83.6% , respectively, of GRE’s net accounts receivable were under POR programs.

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

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at March 31, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of March 31, 2025 or December 31, 2024).

	March 31, 2025	December 31, 2024
Customer A	10.4%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three months ended March 31, 2025 or 2023 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three months ended March 31, 2025 or 2023):

	Three Months Ended March 31,
	2025	2024
Customer A	12.3%	20.9%

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits in the past.

See Note 19, Commitments and Contingencies, in the Notes to Consolidated Firnancial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the 2024 Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 21—Recently Issued Accounting Standards, in the Notes to Consolidated Financial Statement in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of our consolidated results of operations.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Genie Retail Energy Segment

	Three months ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Revenues:
Electricity	104,063	89,396	14,667	16.4
Natural gas	28,409	22,398	6,011	26.8
Others	3	671	(668)	nm
Total revenues	132,475	112,465	20,010	17.8
Cost of revenues	96,574	80,270	16,304	20.3
Gross profit	35,901	32,195	3,706	11.5
Selling, general and administrative expenses	19,054	17,947	1,107	6.2
Income from operations	$16,847	$14,248	$2,599	18.2

nm—not meaningful

Revenues. Electricity revenues increased by 16.4% in the three months ended March 31, 2025 compared to the same period in 2024. The increase was due to an increase in electricity consumption partially offset by an decrease in the average price per kilowatt hour charged to customers in the three months ended March 31, 2025 compared to the same period in 2024. Electricity consumption by GRE’s REPs' customers increased by 23.5% in the three months ended March 31, 2025, compared to the same period in 2024, reflecting 16.9% and 5.6% increases in the average number of meters served and average consumption per meter, respectively. The increase in meters served was driven by strong customer acquisitions during 2024 and first quarter of 2025. The increased in per meter consumption in the three months ended March 31, 2025 compared to the same period in 2024 was due to a shift in customer mix into higher consumption territories. The average rate per kilowatt hour sold decreased by 5.7% in the three months ended March 31, 2025 compared to the same period in 2024 due to general market conditions and the addition of meters on lower margin aggregation products.

Natural gas revenues increased by 26.8% in the three months ended March 31, 2025 compared to the same period in 2024. The increase was a result of increases in natural gas consumption and in average revenue per therm sold in the three months ended March 31, 2025 compared to the same period in 2024. Natural gas consumption by GRE’s REPs’ customers increased by 21.4% in the three months ended March 31, 2025 compared to the same period in 2024, reflecting  7.7%  and 12.7% increases in average meters served and average consumption per meter, respectively. The increase in meters served was due to high levels of customer acquisitions in in 2024 and first quarter of 2025. The increase in per meter consumption is due, in part, to colder weather in our service areas in the three months ended March 31, 2025 compared to the same period in 2024. The average revenue per therm sold increased by 4.5% in the three months ended March 31, 2025, compared to the same period in 2024 due to general market conditions.

Other revenues in the three months ended March 31, 2025 included revenues from customer termination fees from commercial customers. Other revenues in the three months ended March 31, 2024 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Meters at end of quarter:
Electricity customers	325	333	311	278	281
Natural gas customers	88	90	88	84	83
Total meters	413	423	399	362	364

Gross meter acquisitions in the three months ended March 31, 2025, were 61,000 compared to 70,000 for the same period in 2024.

Meters served decreased by 10,000 between December 31, 2024 and March 31, 2025. The decrease in the number of meters served at March 31, 2025 compared to December 31, 2024  is due to new sales during the three months ended March 31, 2025 failing to fully replace those lost to churn.

In the three months ended March 31, 2025, average monthly churn was flat at 5.5% compared to the same period in 2024.

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

(in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
RCEs at end of quarter:
Electricity customers	318	319	301	267	267
Natural gas customers	84	80	79	78	81
Total RCEs	402	399	380	345	348

RCEs at March 31, 2025 increased 0.8% compared to December 31, 2024. The slight increase is due to a shift in customer mix into higher consumption territories and higher overall consumption per customer.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Cost of revenues:
Electricity	$79,957	$65,717	$14,240	21.7
Natural gas	16,617	13,888	2,729	19.7
Others	—	665	(665)	nm
Total cost of revenues	$96,574	$80,270	$16,304	20.3

nm—not meaningful

	Three months ended March 31,
(amounts in thousands)	2025	2024	Change
Gross margin percentage:
Electricity	23.2%	26.5%	(3.3)
Natural gas	41.5	38.0	3.5
Others	100.0	0.9	78.7
Total gross margin percentage	27.1%	28.6%	(1.5)

Cost of revenues for electricity increased in the three months ended March 31, 2025 compared to the same period in 2024 primarily because of an increase in electricity consumption by GRE’s REPs’ customers combined with an increase in the average unit cost of electricity. The average unit cost of electricity decreased 1.5% in the three months ended March 31, 2025 compared to the same period in 2024 due to general market conditions. The gross margin on electricity sales decreased in the three months ended March 31, 2025 compared to the same period in 2024 because the average rate charged to customers decreased more than the unit cost of electricity.

Cost of revenues for natural gas increased in the three months ended March 31, 2025 compared to the same period in 2024 primarily because of an increase in the natural gas consumption by GRE's REPs' customers  partially offset by a decrease in the average unit cost of natural gas. The average unit cost of natural gas decreased 1.5% in the three months ended March 31, 2025 compared to the same period in 2024 due to a decrease in the wholesale price of natural gas. Gross margin on natural gas sales increased in the three months ended March 31, 2025 compared to the same period in 2024 because of an increase in the average rate charged to customers and a decrease in the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses increased by 6.2% in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in employee-related expenses, regulatory-related expenses, POR program fees and processing fees and marketing and customer acquisition costs. Employee-related expenses increased by $0.5 million in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in bonus accrual. Regulatory-related expenses increased by $0.4 million in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increased operational activity levels. Marketing and customer acquisition expenses increased by $0.2 million in the three months ended March 31, 2025 compared to the same period in 2024 as a result of continued effort to acquire meters during the 2025 period. POR program fees increased by $0.3 million in the three months ended March 31, 2025 compared to the same period in 2024 as a result of increase in level of operational activity and changes in rates implemented by several utilities. Bad debt expense decreased by $0.4 million in the three months ended March 31, 2025 compared to the same period in 2024 as a result of an improvement of collection of non-POR customers. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 16.0% in the three months ended March 31, 2024 to 14.4% in the three months ended March 31, 2025.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is primarily composed of Genie Solar, CityCom Solar and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects. CityCom Solar is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy provides energy procurement advisory services to commercial and industrial customers.

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Revenues	$4,332	$7,223	$(2,891)	(40.0)%
Cost of revenue	2,870	5,632	(2,762)	(49.0)
Gross profit	1,462	1,591	(129)	(8.1)
Selling, general and administrative expenses	2,317	2,236	81	3.6
Loss from operations	$(855)	$(645)	$210	32.6%

nm—not meaningful

Revenue. GREW's revenues decreased in the three months ended March 31, 2025 compared to the same periods in 2024 due to decreases in revenues generated by Genie Solar from the development of solar projects for customers and from commissions from selling alternative products and services to customers by CityCom Solar, partially offset by an increase in revenue from Diversegy that includes commissions, entry fees and other fees revenue. Revenues from Genie Solar decreased by $3.5 million in the three months ended March 31, 2025 compared to the same period of 2024 as we shifted our strategic focus from lower margin commercial projects to the development and operation of utility-scale projects. Revenues from CityCom Solar decreased by $0.8 million in the three months ended March 31, 2025 compared to the same period in 2024 as a result of reduced level of activity for the past few quarters. Revenues from Diversegy increased by $1.3 million in the three months ended March 31, 2025 compared to the same period in 2024 as strong growth in the number of customers and transactions in the past several quarters.

Cost of Revenues. The decrease in the cost of revenues for the three months ended March 31, 2025 compared to the same periods in 2024 is consistent with the decrease in revenues as discussed above.

Selling, General and Administrative. Selling, general and administrative expenses were relatively flat in the three months ended March 31, 2025 compared to the same periods in 2024.

Corporate

As discussed above, the remaining accounts of GRE International were transferred to corporate starting in the third quarter of 2022. (when GRE International ceased being treated as a separate segment). Entities under corporate do not generate any revenues, nor do they incur any cost of revenues. Corporate general and administrative expenses include unallocated compensation, consulting fees, legal fees, business development expense and other corporate-related general and administrative expenses.

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
General and administrative expenses	2,516	2,718	(202)	(7.4)
Provision for captive insurance liability	645	1,036	(391)	(37.7)
General and administrative expenses and loss from operations	$3,161	$3,754	$(593)	(15.8)%

Corporate general and administrative expenses decreased in the three months ended March 31, 2025 compared to the same period in 2024 primarily because of decrease in consultation and professional fees. As a percentage of our consolidated revenues, Corporate general and administrative expenses decreased to 1.8% in the three months ended March 31, 2025 from 2.3% in the three months ended March 31, 2024.

In December 2023, we established our wholly-owned Captive insurance subsidiary with the primary purpose of enhancing our risk financing strategies. The Captive insures against certain risks unique to our operations for which insurance may not be currently available or economically feasible in today's insurance marketplace. The covered risks are both current and related to historical business activities.

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

In 2024, we paid $39.6 million premiums to Captive, which amount is included in restricted cash in our consolidated balance sheet as of March 31, 2025 and December 31, 2024. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized $0.6 million and $1.0 million provision for captive insurance liability for the three months ended March 31, 2025  and 2024, respectively, related to Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.7 million for each of the three months ended March 31, 2025 and $0.9 million for the three months ended March 31, 2024. At March 31, 2025, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $5.9 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Income from operations	$12,831	$9,849	$2,982	30.3%
Interest income	1,981	1,340	641	47.8
Interest expense	(189)	(32)	157	490.6
Other income, net	(6)	80	(86)	nm
Gain on marketable equity securities and investments	168	117	51	(43.6)
Provision for income taxes	(4,380)	(2,920)	1,460	50.0
Net income from continuing operations	10,405	8,434	1,971	23.4
Loss from discontinued operations, net of tax	(104)	(265)	161	(60.8)
Net income	10,301	8,169	2,132	26.1
Net (loss) income attributable to noncontrolling interests	(329)	46	(375)	(815.2)
Net income attributable to Genie Energy Ltd.	$10,630	$8,123	$2,507	30.9%

nm—not meaningful

Interest income.  Interest income increased in the three  months ended March 31, 2025, compared to the same periods in 2024 primarily due to increase in average balances of cash and cash equivalents and restricted cash during the period.

Other Income, net.  Other income, net in the three months ended March 31, 2025 and 2024 consisted primarily of foreign currency transactions.

Provision for Income Taxes. The change in the reported tax rate for the three months ended March 31, 2025 compared to the same periods in 2024 is the result of changes in the mix of jurisdictions in which taxable income was earned and the nature of certain deductions.

Net (Loss) Income Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests in the three months ended March 31, 2025 compared to the same periods in 2024 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three months ended March 31, 2025 pertains to the change in fair value of the Company's investments in various investments in equity of several entities.

Net loss  from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three months ended March 31, 2025 and 2024 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $112.5 million balance of unrestricted cash and cash equivalents that we held at March 31, 2025 will be sufficient to meet our anticipated cash requirements for at least the period to May 9, 2026.

At March 31, 2025, we had working capital (current assets less current liabilities) of $121.2 million.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows provided by (used in):
Operating activities	$13,519	$8,718
Investing activities	(2,093)	(5,844)
Financing activities	(4,375)	(7,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	74
Increase (decrease) in cash, cash equivalents and restricted cash of continuing operations	6,971	(4,782)
Cash flows provided by discontinued operations	1,830	4,208
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,801	$(574)

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $13.5 million in the three months ended March 31, 2025 compared to net cash used in operating activities of continuing operations of  $8.7 million in the three months ended March 31, 2024. The improvement in cash flows is due primarily to the fluctuation in the results of operations in the three months ended March 31, 2025 compared to the same period in 2024.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities increased cash flows by $4.2 million for the three months ended March 31, 2025, compared to the same period in 2024.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2025, we were in compliance with such covenants. At March 31, 2025, restricted cash—short-term of $1.2 million and trade accounts receivable of $69.4 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $23.0 million at March 31, 2025.

We had purchase commitments of $159.4 million at March 31, 2025, of which $147.1 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At March 31, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $19.2 million and $70.1 million, respectively. We also recognized $0.6 million provision for captive insurance liability for the three months ended March 31, 2025, related to Captive's exposure for the insured risks. At March 31, 2025, the current captive insurance liability of $9.2 million is included in other current liabilities in our consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2024 and 2052. Our future lease payments under the operating leases as of March 31, 2025 were $2.3 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2025, we had outstanding aggregate performance bonds of $27.5 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures increased $0.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2025 will be between $10.0 million to $20.0 million mostly related to the solar projects of GREW.

On November 3, 2023, we also signed an agreement to purchase from the then-owners of the special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase completed after the closing conditions were met. The acquisition has been accounted for as asset acquisition and we recorded $1.3 million to solar arrays assets included in the property and equipment account in the consolidated balance sheet.

In February 2024, we purchased from a certain investor 0.5% interest in Genie Energy International Corporation ("GEIC"), which holds our interest in our operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

In the three months ended March 31, 2024, we acquired minimal interests in various ventures for an aggregate amount of investments of $2.1 million. There are no similar acquisitions in the three months ended March 31, 2025.

In the three months ended March 31, 2025, we invested $0.4 million towards the improvement of investment property we acquired in the third quarter of 2024.

Financing Activities

In the three months ended March 31, 2025 and 2024, we paid dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock, or aggregate dividends of $2.0 million and $2.1 million in the three months ended March 31, 2025 and 2024, respectively. On May 5, 2025 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about May 30, 2025 to stockholders of record as of the close of business on May 19, 2025.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the three months ended March 31, 2025, we acquired 127,263 Class B common stock under the stock purchase program for an aggregate amount of $1.9 million. In the three months ended March 31, 2024, we acquired 250,000 Class B common stock under the stock purchase program for an aggregate amount of $4.1 million. At March 31, 2025, 3.9 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In the three months ended March 31, 2025 and 2024, we paid $0.5 million and $1.5 million, respectively, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller and made a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our consolidated balance sheets. At March 31, 2025, $3.6 million was outstanding under the note payable with an effective interest rate of 5.0%.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031. Accrued interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at March 31, 2025, we were in compliance with all such covenants.  At March 31, 2025, there was $7.4 million outstanding under the Term Loan at a weighted average interest rate of 6.5%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At March 31, 2025, an aggregate of $0.5 million are deposited in NCB and are subject to certain restrictions.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2025, there is no issued letter of credit from the Credit Line. At March 31, 2025, the cash collateral of $3.3 million was included in restricted cash—short-term in our consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $1.8 million in the three months ended March 31, 2025 compared to $4.2 million in the same period in 2024. The cash provided by operating activities of discontinued operations in the three months ended March 31, 2025 and 2024 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3        Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2025 had remained the same as in the three months ended March 31, 2024, our gross profit from electricity would have increased by $5.1 million and our gross profit from natural gas would have decreased $1.4 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. We recognized gains from derivative instruments of $3.2 million in the three months ended March 31, 2025 and a loss from derivative instrument of $5.5 million in the three months ended March 31, 2024.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.       Risk Factors

There are no material changes from the risk factors included in the 2024 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2025:

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1–31, 2025	52,757	(2)	$14.76	20,648	3,979,975
February 1–28, 2025	623		14.06	623	3,979,352
March 1–31, 2025	105,992		14.74	105,992	3,873,360
Total	159,372		$14.74	127,263

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 32,109 shares of Class B Common stock that was tendered by officers and employees to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their current fair market value on the trading day immediately prior to the vesting date.
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

Genie Energy Ltd.

May 9, 2025	By:	/s/ Michael M. Stein
Michael M. Stein Chief Executive Officer

May 9, 2025	By:	/s/ Avi Goldin
Avi Goldin Chief Financial Officer

