Form 10-Q
period 2025-06-30
Genie Energy Ltd.
filed 2025-08-07
CIK 1528356

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 6, 2025, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	25,134,584 shares (excluding 4,188,743 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$105,423	$104,456
Restricted cash—short-term	25,267	26,608
Marketable equity securities	600	357
Trade accounts receivable, net of allowance for credit losses of $8,673 and $8,086 at June 30, 2025 and December 31, 2024, respectively	61,322	61,858
Inventory	16,871	12,188
Prepaid expenses	10,000	9,893
Other current assets	9,840	8,493
Current assets of discontinued operations	1,423	3,594
Total current assets	230,746	227,447
Restricted cash—long-term	70,301	69,580
Property and equipment, net	28,622	25,246
Goodwill	12,801	12,749
Other intangibles, net	2,183	2,367
Deferred income tax assets, net	7,055	7,055
Other assets	25,847	22,365
Noncurrent assets of discontinued operations	5,537	4,466
Total assets	$383,092	$371,275
Liabilities and equity
Current liabilities:
Trade accounts payable	$34,577	$31,233
Accrued expenses	49,193	48,793
Income taxes payable	7,819	9,196
Current captive insurance liability	9,304	9,120
Current debt, net	2,167	357
Due to IDT Corporation, net	127	135
Other current liabilities	8,801	6,393
Current liabilities of discontinued operations	3,740	4,585
Total current liabilities	115,728	109,812
Noncurrent captive insurance liability	70,301	69,580
Noncurrent debt, net	6,846	8,668
Other liabilities	2,307	2,959
Noncurrent liabilities of discontinued operations	744	705
Total liabilities	195,926	191,724
Commitments and contingencies	—	—
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2025 and December 31, 2024	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,323 and 29,310 shares issued and 25,178 and 25,482 shares outstanding at June 30, 2025 and December 31, 2024, respectively	293	293
Additional paid-in capital	160,587	159,192
Treasury stock, at cost, consisting of 4,146 and 3,828 shares of Class B common stock at June 30, 2025 and December 31, 2024	(42,567)	(37,486)
Accumulated other comprehensive income	4,720	3,919
Retained earnings	73,990	64,574
Total Genie Energy Ltd. stockholders’ equity	197,039	190,508
Noncontrolling interests:
Noncontrolling interests	(9,342)	(10,174)
Receivable from issuance of equity	(531)	(783)
Total noncontrolling interests	(9,873)	(10,957)
Total equity	187,166	179,551
Total liabilities and equity	$383,092	$371,275

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Electricity	$89,885	$78,301	$193,948	$167,697
Natural gas	9,107	8,414	37,516	30,812
Other	6,259	3,981	10,594	11,875
Total revenues	105,251	90,696	242,058	210,384
Cost of revenues	81,771	57,360	181,215	143,262
Gross profit	23,480	33,336	60,843	67,122
Operating expenses:
Selling, general and administrative (i)	21,177	22,015	45,064	44,916
Provision for captive insurance liability	265	640	910	1,676
Impairment of assets	35	118	35	118
Income from operations	2,003	10,563	14,834	20,412
Interest income	1,998	1,362	3,979	2,702
Interest expense	(156)	(331)	(345)	(363)
Gain on marketable equity securities and other investments	505	110	673	227
Other (loss) income, net	(451)	1,262	(457)	1,342
Income before income taxes	3,899	12,966	18,684	24,320
Provision for income taxes	(1,079)	(3,465)	(5,458)	(6,385)
Net income from continuing operations	2,820	9,501	13,226	17,935
Income (loss) from discontinued operations, net of taxes	47	(145)	(57)	(410)
Net income	2,867	9,356	13,169	17,525
Net income (loss) attributable to noncontrolling interests, net	45	(256)	(284)	(210)
Net income attributable to Genie Energy Ltd. common stockholders	$2,822	$9,612	$13,453	$17,735

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$2,775	$9,757	$13,510	$18,145
Discontinued operations	47	(145)	(57)	(410)
Net income attributable to Genie Energy Ltd. common stockholders	$2,822	$9,612	$13,453	$17,735
Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.11	$0.37	$0.51	$0.68
Discontinued operations	—	(0.01)	—	(0.02)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.11	$0.36	$0.51	$0.66
Diluted
Continuing operations	$0.11	$0.37	$0.51	$0.67
Discontinued operations	—	(0.01)	—	(0.02)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.11	$0.36	$0.51	$0.65

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,173	26,569	26,287	26,760
Diluted	26,516	27,033	26,631	27,272

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150
(i) Stock-based compensation included in selling, general and administrative expenses	$606	$458	$1,345	$1,207

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$2,867	$9,356	$13,169	$17,525
Other comprehensive loss:
Foreign currency translation adjustments	1,045	3,646	2,169	(1,436)
Comprehensive income	3,912	13,002	15,338	16,089
Comprehensive loss attributable to noncontrolling interests	(743)	(174)	(1,084)	451
Comprehensive income attributable to Genie Energy Ltd.	$3,169	$12,828	$14,254	$16,540

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$64,574	$(10,174)	$(783)	$179,551
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,630	(329)	—	10,301
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$73,178	$(9,833)	$(783)	$187,390

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$73,178	$(9,833)	$(783)	$187,390
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,010)	—	—	(2,010)
Stock-based compensation	—	—	—	—	(1)	—	606	—	—	—	—	—	606
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,732)	—	—	—	—	(2,732)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(252)	252	—
Other comprehensive income	—	—	—	—	—	—	—	—	347	—	698	—	1,045
Net income (loss) for three months ended June 30, 2025	—	—	—	—	—	—	—	—	—	2,822	45	—	2,867
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$73,990	$(9,342)	$(531)	$187,166

GENIE ENERGY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2024	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,121)	—	(2,121)
Stock-based compensation	—	—	—	—	14	—	749	—	—	—	—	749
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,523)	—	—	—	(2,523)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	1,016
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	(1,200)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(5,210)	—	128	(5,082)
Net income (loss) for three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	8,123	46	8,169
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,031)	—	(2,031)
Stock-based compensation	—	—	—	—	1	—	458	—	—	—	—	458
Class B common stock purchased from Genie Energy Charitable Foundation	—	—	—	—	—	—	—	(768)	—	—	—	(768)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,796)	—	—	—	(1,796)
Consolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	1,286	1,286
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	3,759	—	(113)	3,646
Net income (loss) for three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	9,612	(256)	9,356
BALANCE AT JUNE 30, 2024	—	$—	1,574	$16	28,906	$289	$158,007	$(31,849)	$1,836	$73,779	$(12,524)	$189,554

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities
Net income	$13,169	$17,525
Net loss from discontinued operations, net of tax	(57)	(410)
Net income from continuing operations	13,226	17,935
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,345	1,207
Provision for captive insurance liability	910	1,676
Provision for credit losses	856	1,210
Depreciation and amortization	470	415
Impairment of assets	35	118
Unrealized gain on marketable equity securities and investments and others, net	(622)	(443)
Inventory valuation allowance	—	417
Changes in assets and liabilities:
Trade accounts receivable	(320)	6,565
Inventory	(4,682)	6,616
Prepaid expenses	(142)	4,479
Other current assets and other assets	(882)	1,919
Trade accounts payable, accrued expenses and other liabilities	5,382	(18,156)
Due to IDT Corporation, net	(8)	4
Income taxes payable	(1,377)	2,362
Net cash provided by operating activities of continuing operations	14,191	26,324
Net cash provided by operating activities of discontinued operations	2,274	7,011
Net cash provided by operating activities	16,465	33,335
Investing activities
Capital expenditures	(3,682)	(1,562)
Purchases of marketable equity securities and other investments	(3,667)	(3,042)
Improvements in investment property	(1,075)	—
Purchase of solar system facility	—	(1,344)
Purchase of equity of subsidiary	—	(1,200)
Proceeds from return of investments	1,173	—
Net cash used in investing activities	(7,251)	(7,148)
Financing activities
Dividends paid	(4,036)	(4,152)
Repurchases of Class B common stock	(4,619)	(5,897)
Repurchases of Class B common stock from employees	(462)	(1,508)
Repurchase of Class B common stock from Genie Foundation	—	(768)
Net cash used in financing activities	(9,117)	(12,325)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(64)	(140)
Net increase in cash, cash equivalents, and restricted cash	33	13,722
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	201,958	165,479
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	201,991	179,201
Less: Cash of discontinued operations at end of period	1,000	1,281
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$200,991	$177,920

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited condensed consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GREW primarily consists of a 95.5% interest in Genie Solar, an integrated solar energy company, a 92.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings, and a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this new law, the Company is evaluating the financial viability of its early-stage projects that will not qualify for the federal solar investment tax credits and is pausing new project developments. The Company is evaluating the impact of this legislation on our solar operations and potential future impact on its condensed consolidated financial statements.

Impairment of assets

Impairment of assets is a result of discontinued projects of Genie Solar as a result of lack of viability. The Company recognized the impairment of assets related to costs previously capitalized in other current assets in the condensed consolidated balance sheets.

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

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet as well as the corresponding amounts reported in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$105,423	$104,456
Restricted cash—short-term	25,267	26,608
Restricted cash—long-term	70,301	69,580
Total cash, cash equivalents, and restricted cash	$200,991	$200,644

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20), Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") (see Note 20) and for the current portion of cash held by the Company's wholly-owned insurance subsidiary (the "Captive") which is restricted for uses related to current portion of the insured liability program (see Note 19).

Restricted cash—long-term includes cash held by the Captive, which is restricted for uses related to the noncurrent portion of the insured liability program (see Note 19).

Included in the cash and cash equivalents as of June 30, 2025 and December 31, 2024 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Natural gas	$1,006	$1,333
Renewable credits	15,819	10,800
Solar panels	46	55
Totals	$16,871	$12,188

The renewable energy credits are used to satisfy specific state-mandated requirements and, to a lesser extent, our customer portfolio. Depending on the state, compliance typically occurs either in the first quarter for calendar year compliance periods and late in the second or early third quarter for energy year compliance periods of June to May. Renewable energy credit inventory will increase based on the schedule of deliveries of renewable energy credits by the third-party vendors and decrease based on the aforementioned compliance satisfaction.

Note 4—Revenue Recognition

Revenues from the single performance obligation to deliver a unit of electricity and/or natural gas are recognized as the customer simultaneously receives and consumes the benefit. Variable quantities in requirements contracts are considered to be options for additional goods and services because the customer has a current contractual right to choose the amount of additional distinct goods to purchase. GRE records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenues are estimated each month based on available per day usage data, the number of unbilled days in the period and historical trends.

Incumbent utility companies offer purchase of receivables, or POR programs in most of the service territories in which GRE's REPs operate and GRE’s REPs participate in POR programs for a majority of their receivables.

The Company offers various rebate programs to certain customers and estimates variable consideration related to these programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor.

Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

Revenues from sales of solar panels are recognized at a point in time following the transfer of control of the solar panels to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenues as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

Genie Solar enters into contracts to identify, develop, and operate solar generation sites to provide solar electricity to its customers. Obligations under solar project contracts consist of a series of tasks and components and accordingly are accounted for as multiple performance obligations. Because the Company’s performance creates and enhances assets that are controlled by and specific to customers, the Company recognizes construction services revenues over time. Revenues for these performance obligations are recognized using the input method based on the cost incurred as a percentage of total estimated contract costs. Due to the significance of the costs associated with solar panels to the total project, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance.

Energy generation revenues are earned from both the sale of electricity generated from operating solar projects and the sale of Solar Energy Credits ("SRECs").

Revenues from energy generation are recognized when the Company satisfies the performance obligation, which occurs at the time of the delivery of electricity at the contractual rates.

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

Revenues from sales of solar panels, solar project development and energy generation are included under the Other Revenues in the condensed consolidated statements of operations.

Revenues from commissions from selling third-party products to customers, entry and other fees from energy procurement advisory services (which are provided by Diversegy) are recognized at the time the performance obligation is met. The Company's contacts with customers for commission revenue contain a single performance obligation and are satisfied at a point in time. Revenues from commissions are included under the Other Revenues in the condensed consolidated statements of operations.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2025
Fixed rate	$55,400	$2,653	$—	$58,053
Variable rate	34,485	6,454	—	40,939
Other	—	—	6,259	6,259
Total	$89,885	$9,107	$6,259	$105,251

Three Months Ended June 30, 2024
Fixed rate	$47,207	$3,295	$—	$50,502
Variable rate	31,094	5,119	—	36,213
Other	—	—	3,981	3,981
Total	$78,301	$8,414	$3,981	$90,696

Six Months Ended June 30, 2025
Fixed rate	$114,304	$9,583	$—	$123,887
Variable rate	79,644	27,933	—	107,577
Other	—	—	10,594	10,594
Total	$193,948	$37,516	$10,594	$242,058

Six Months Ended June 30, 2024
Fixed rate	$99,303	$10,724	$—	$110,027
Variable rate	68,394	20,088	—	88,482
Other	—	—	11,875	11,875
Total	$167,697	$30,812	$11,875	$210,384

Fixed and variable rate revenues are from GRE. Other revenues are from GREW and include revenues from sales of solar panels, solar projects and energy generation by Genie Solar, and commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2025
Non-Commercial Channel	$74,251	$6,488	$—	$80,739
Commercial Channel	15,634	2,619	—	18,253
Other	—	—	6,259	6,259
Total	$89,885	$9,107	$6,259	$105,251

Three Months Ended June 30, 2024
Non-Commercial Channel	$72,759	$5,630	$—	$78,389
Commercial Channel	5,542	2,784	—	8,326
Other	—	—	3,981	3,981
Total	$78,301	$8,414	$3,981	$90,696

Six Months Ended June 30, 2025
Non-Commercial Channel	$161,134	$29,862	$—	$190,996
Commercial Channel	32,814	7,654	—	40,468
Other	—	—	10,594	10,594
Total	$193,948	$37,516	$10,594	$242,058

Six Months Ended June 30, 2024
Non-Commercial Channel	$155,701	$22,551	$—	$178,252
Commercial Channel	11,996	8,261	—	20,257
Other	—	—	11,875	11,875
Total	$167,697	$30,812	$11,875	$210,384

Contract liabilities

Certain revenue generating contracts at GREW include provisions that require advance payment from customers. These advance payments are recognized as revenues as the Company satisfies the performance obligations to the other party. A portion of the transaction price allocated to the performance obligations to be satisfied in future periods is recognized as a contract liability, which is expected to be satisfied in the next twelve months. Contract liabilities are included in other current liabilities account in the condensed consolidated balance sheets.

The table below reconciles the change in the carrying amount of contract liabilities:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Contract liability, beginning	$3,973	$5,582
Recognition of revenue included in the beginning of the year contract liability	(2,975)	(3,691)
Additions during the period, net of revenue recognized during the period	4,456	2,117
Contract liability, end	$5,454	$4,008

Allowance for credit losses

The change in the allowance for credit losses was as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Allowance for credit losses, beginning	$8,086	$6,574
Additions charged to expense	856	1,210
Other deductions	(269)	(435)
Allowance for credit losses, end	$8,673	$7,349

The Company evaluates the collectability of its trade receivables in accordance with Accounting Standards Codification ("ASC") 326—Credit Losses. The Company measures expected credit losses on a collective pool basis, based on the type of customers, commodity sold, region or state, and payment history. The allowance for credit losses is based on a combination of historical collection experience, aging of receivables, customer credit risk characteristics and reasonable forecasts of future macroeconomic conditions. The Company regularly monitors delinquency trends, collection experience, and other credit quality indicators relevant to each receivable pool. Management adjusts the historical loss experience with current conditions and reasonable forecasts to estimate the expected credit losses. Credit losses are recognized in the condensed consolidated statement of operations.

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

The Company recorded minimal revenues for Roded in its condensed consolidated statements of operations and comprehensive income for three and six months ended June 30, 2025. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted an assessment of assets and liabilities related to the acquisition of Roded. The impact of the acquisition's purchase price allocations on the Company’s condensed consolidated balance sheets and the acquisition date fair value of the total consideration transferred were as follows (amounts in thousands):

Cash and other current liabilities	$200
Property, plant and equipment (1 to 10-year useful life)	573
Goodwill	2,660
Liabilities	(850)
Noncontrolling interest	(1,243)
Net assets	$1,340

Goodwill was allocated to the GREW segment. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenues and costs synergies of the combined company and assembled workforce. Goodwill recognized as a result of the acquisition is not deductible for income tax purposes.

Acquisition of Solar System Facilities

On  November 3, 2023, the Company acquired ten special-purpose entities that own and operate solar system facilities in Ohio and Michigan. The Company paid a total of $7.5 million, including $1.0 million held in escrow which was released in June 2024.

The acquisition is accounted for as asset acquisition and the Company recorded $7.7 million in total purchase price, including $0.2 million of direct transaction costs allocated to solar array assets included in the property and equipment account in the condensed consolidated balance sheets with estimated useful lives of 14 to 30 years.

On  November 3, 2023, the Company also signed an agreement to purchase from the sellers of the Ohio and Michigan facilities another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed. The acquisition has been accounted for as asset acquisition and the Company recorded $1.3 million to solar array assets included in the property and equipment account in the condensed consolidated balance sheets with estimated useful lives of 30 years.

The acquired assets are allocated to the GREW segment.

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility of the energy market in Europe, in the third quarter of 2022, the Company decided to discontinue the operations of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price was fixed and was settled monthly based on the monthly commodity volume specified in the instruments between September 2022 and  March 2025.

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$1,000	$1,314
Receivables from the settlement of derivative contract—current	—	2,280
Other current assets	423	—
Current assets of discontinued operations	$1,423	$3,594

Other noncurrent assets	5,537	3,240
Noncurrent assets of discontinued operations	$5,537	$3,240

Liabilities
Income taxes payable	789	734
Accounts payable and other current liabilities	2,951	2,644
Current liabilities of discontinued operations	$3,740	$3,378

Deferred tax liabilities	744	665
Noncurrent liabilities of discontinued operations	$744	$665

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net income (loss) from discontinued operations, net of taxes	$47	$(145)	$(57)	$(410)
Income (loss) before income taxes attributable to Genie Energy Ltd.	$58	$(60)	$(50)	$(503)

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Six Months Ended June 30,
	2025	2024
	(in thousands)

Net loss	$(57)	$(410)
Non-cash items	(50)	398
Changes in assets and liabilities	2,381	7,023
Cash flows provided by operating activities of discontinued operations	$2,274	$7,011

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.5 million as of June 30, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.7 million as of June 30, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $47.2 million as of June 30, 2025). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $5.0 million as of June 30, 2025) prior to the bankruptcy. The Lumo Administrators have also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.9 million as of June 30, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to - the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

The Company believes that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, the Company expects those claims to be in the range of €2.0 million to €4.0 million. Although the Company does not believe that it is legally obligated to pay anything in respect of the claims, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, the Company recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss was included in the loss from discontinued operations, net account in the condensed consolidated statement of operations for the year ended December 31, 2024.

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2025
Assets:
Marketable equity securities	$600	$—	$—	$600
Derivative contracts	$498	$—	$—	$498
Liabilities:
Derivative contracts	$1,381	$—	$—	$1,381
December 31, 2024
Assets:
Marketable equity securities	$357	$—	$—	$357
Derivative contracts	$868	$—	$—	$868
Liabilities:
Derivative contracts	$473	$—	$—	$473

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2025 or 2024.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2025 and December 31, 2024, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation ("IDT"), and other current liabilities approximated fair value.

Other assets. At June 30, 2025 and December 31, 2024, other assets included short-term investments (see Note 9).

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

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, under POR programs, the utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. Certain of the utility companies represent significant portions of the Company's consolidated revenues and consolidated trade accounts receivable balance.

The following table summarizes the percentage consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of the consolidated net trade receivable as June 30, 2025 or December 31, 2024):

	June 30, 2025	December 31, 2024
Customer A	10.9%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2025 and 2024 (no other single customer accounted for 10.0% or greater of the consolidated revenues in these periods):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	11.3%	23.0%	11.9%	22.4%
Customer B	na	10.0%	na	na

Customers A and B are utility companies offering POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2025, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2025 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter of 2025	37,520	152,500
Fourth quarter of 2025	—	1,070,001
First quarter of 2026	—	1,350,000
Second quarter of 2026	—	—
Third quarter of 2026	9,152	—
Fourth quarter of 2026	—	152,500
First quarter of 2027	—	225,000
Second quarter of 2027	—	—
Third quarter of 2027	3,440	—

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		June 30,	December 31,
Asset Derivatives	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$146	$583
Energy contracts and options	Other assets	352	285
Total derivatives not designated or not qualifying as hedging instruments — Assets		$498	$868

		June 30,	December 31,
Liability Derivatives	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$1,325	$428
Energy contracts and options	Other liabilities	56	45
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$1,381	$473

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the condensed consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	Recognized on Derivatives	2025	2024	2025	2024
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$3,992	$8,404	$818	$13,936

Note 8—Other Assets

Other assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Security deposit	$10,566	$8,562
Investments in equity securities	6,897	5,673
Investment property	5,032	3,957
Right-of-use assets, net of amortization	930	1,819
Fair value of derivative contracts—noncurrent	352	285
Other assets	2,070	2,069
Total other assets	$25,847	$22,365

Note 9—Investments

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	June 30, 2025	December 31, 2024
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$600	$357

Alternative investments—restricted (see Note 19)	Other current assets	Net asset value	$6,705	$5,057
Alternative investments—restricted (see Note 19)	Other current assets	Cost	600	600
Total included in other current assets			$7,305	$5,657

PRI Fuel Supply Ltd.	Other noncurrent assets	Equity method	$57	$454
CPP Genie Community Solar	Other noncurrent assets	Equity method	107	242
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Net assets value	5,260	2,877
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Cost	443	1,000
Alternative investments—unrestricted	Other noncurrent assets	Cost	1,030	1,100
Total equity investments included in other noncurrent assets			$6,897	$5,673

Restricted investments are investments in equity securities owned and managed by the Captive (see Note 19).

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$10,634	$4,835
Purchase	3,500	3,025
Gain recognized during the period	806	365
Distribution	(902)	(582)
Balance, end of period	$14,038	$7,643

In July 2024, the Company acquired an interest in an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller of the interest and delivered a note payable to the seller in the amount of $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate and interest is payable on maturity. In the third quarter of 2024, Howard Jonas, reimbursed the Company in the amount of $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the condensed consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and Mr. Jonas' interest in the asset is included in the noncontrolling interests section of the condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

For the three and six months ended June 30, 2025, Howard Jonas contributed nominal amount towards developing the investment property and the Company expended $0.7 million and $1.1 million, respectively. At June 30, 2025 and December 31, 2024, Howard Jonas' share in the investment property was diluted to 29.9% and 44.1%, respectively, resulting from additional investments by the Company in the investment property.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2025 to June 30, 2025:

		Genie
	GRE	Renewables	Total
	(in thousands)
Balance at January 1, 2025	$9,998	$2,751	$12,749
Cumulative translation adjustment	—	52	52
Balance at June 30, 2025	$9,998	$2,803	$12,801

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Balance
	(in thousands)
June 30, 2025
Patents and trademarks	18.1 years	$3,510	$(1,679)	$1,831
Customer relationships	9.0 years	1,100	(957)	143
Licenses	10.0 years	479	(270)	209
Total		$5,089	$(2,906)	$2,183
December 31, 2024
Patent and trademark	18.1 years	$3,510	$(1,580)	$1,930
Customer relationships	9.0 years	1,100	(896)	204
Licenses	10.0 years	479	(246)	233
Total		$5,089	$(2,722)	$2,367

Amortization expense of intangible assets was $0.1 million for each of the three months ended  June 30, 2025 and 2024. Amortization expense of intangible assets was $0.2 million for each of the six months ended June 30, 2025 and 2024. The Company estimates that amortization expense of intangible assets will be $0.2  million, $0.3 million, $0.3 million, $0.3 million, $0.2 million and $1.0 million for the remainder of 2025, and for 2026, 2027, 2028, 2029 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Renewable energy	$32,068	$30,441
Liability to customers related to promotions and retention incentives	9,708	9,474
Payroll and employee benefits	2,739	4,866
Other accrued expenses	4,678	4,012
Total accrued expenses	$49,193	$48,793

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Contract liabilities	$5,454	$3,973
Current hedge liabilities	1,325	428
Current lease liabilities	119	223
Others	1,903	1,769
Total other current liabilities	$8,801	$6,393

Note 12—Leases

The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2025 and 2052. The Company has no finance leases.

The Company determines if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the condensed consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the condensed consolidated balance sheets.

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

	June 30, 2025	December 31, 2024
	(in thousands)
ROU Assets	$930	$1,819

Current portion of operating lease liabilities	119	223
Noncurrent portion of operating lease liabilities	861	1,732
Total	$980	$1,955

At  June 30, 2025, the weighted average remaining lease term was 21.7 years and the weighted average discount rate is 9.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$5	$300

ROU assets obtained in the exchange for lease liabilities
Operating leases	$154	$—

Future lease payments under operating leases as of June 30, 2025 were as follows:

(in thousands)
Remainder of 2025	$110
2026	163
2027	122
2028	84
2029	65
Thereafter	1,835
Total future lease payments	2,379
Less imputed interest	1,399
Total operating lease liabilities	$980

Rental expenses under operating leases were minimal amount and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Rental expenses under operating leases were $0.3 million for each of the six months ended  June 30, 2025 and 2024.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the six months ended June 30, 2025 (in thousands, except per share amounts):

	Dividend	Aggregate
Declaration Date	Per Share	Dividend Amount	Record Date	Payment Date
February 5, 2025	$0.0750	$2,026	February 18, 2025	February 26, 2025
May 5, 2025	$0.0750	$2,010	May 19, 2025	May 30, 2025

On July 31, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2025. The dividend will be paid on or about August 19, 2025 to stockholders of record as of the close of business on August 11, 2025.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended June 30, 2025, the Company acquired 158,874 Class B common stock under the stock purchase program for an aggregate amount of $2.7 million. In the six months ended June 30, 2025, the Company acquired 286,137 Class B common stock under the stock purchase program for an aggregate amount of $4.6 million. In the three months ended June 30, 2024, the Company acquired 118,758 Class B common stock under the stock purchase program for an aggregate amount of $1.8 million. In the six months ended June 30, 2024, the Company acquired 368,758 Class B common stock under the stock purchase program for an aggregate amount of $5.9 million. At  June 30, 2025, 3.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of June 30, 2025 and December 31, 2024, there were 4.2 million and 3.8 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $42.6 million and $37.5 million, respectively, at a weighted average cost per share of $10.27 and $9.79, respectively.

Exercise of Stock Options

There were no exercises of options to purchase any of the Company's common stock in the three months ended June 30, 2025.

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

At June 30, 2025, there were no outstanding options to purchase the Company's common stock.

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

As of June 30, 2025, there was $4.7 million of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 14—Variable Interest Entity

Citizens Choice Energy, LLC (“CCE”) is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. From 2011 to April 2025, the Company did not own any interest in CCE. Since 2011, the Company has provided CCE with substantially all of the cash required to fund its operations. The Company determined that it had the power to direct the activities of CCE that most significantly impact its economic performance and it had the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it was the primary beneficiary of CCE, and as a result, the Company consolidates CCE within its GRE segment. The net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying condensed consolidated statements of operations.

In April 2025, the Company signed an Equity Purchase Agreement with Tari Corporation to acquire 100% interest in CCE for $1.0 and the forgiveness of all intercompany balances of CCE with the Company, subject to approval from the Federal Energy Regulatory Commission, which is pending as of June 30, 2025.

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income (loss)	$230	$(132)	$8	$(158)
Aggregate (funding provided by) distributions paid to the Company, net	$373	$(21)	$133	$71

Summarized combined balance sheet amounts related to CCE were as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$395	$313
Trade accounts receivable	190	250
Prepaid expenses and other current assets	4	318
Other assets	364	363
Total assets	$953	$1,244
Liabilities and noncontrolling interests
Current liabilities	$479	$645
Due to IDT Energy	4,489	4,622
Noncontrolling interests	(4,015)	(4,023)
Total liabilities and noncontrolling interests	$953	$1,244

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE were non-recourse to the general credit of the Company’s other consolidated entities.

Note 15—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported tax rate	27.7%	26.7%	29.2%	26.3%

The reported tax rates for the three and six months ended June 30, 2025 increased compared to the same period in 2024. The increase is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income as well as the nature of certain deductions.

The Company determined an annual effective tax rate and applied that annual effective tax rate to the Company's taxable income for the year to date interim periods. The effective tax rate differs from the statutory tax rate primarily due to the effect of nondeductible employee compensation expenses and the results of VIE operations.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,173	26,569	26,287	26,760
Effect of dilutive securities:
Non-vested restricted Class B common stock	343	464	344	512
Diluted weighted-average number of shares	26,516	27,033	26,631	27,272

There were no other instruments excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2025 and 2024.

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

In June 2025, the Company acquired 130,484 Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.2 million in the rights offering undertaken by Rafael. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman, Chairman of the Board of Directors and Chief Executive Officer of Rafael. For the three and six months ended June 30, 2025 the Company recognized a gain of a nominal amount and $0.1 million, respectively, in connection with the investment. For the three and six months ended June 30, 2024, the Company recognized a loss of nominal amount and $0.1 million, respectively, in connection with the investment. At June 30, 2025, the Company holds 346,877 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

The charges for services provided by IDT to the Company, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expense in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Amount IDT charged the Company	$220	304	$476	523
Amount the Company charged IDT	$23	31	$82	67

The following table presents the balance of receivables and payables to IDT:

	June 30,	December 31,
	2025	2024
	(in thousands)
Due to IDT	$139	$155
Due from IDT	$12	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a $0.4 million  in 2024 related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of June 30, 2025. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 18—Business Segment Information

The Company has two reportable business segments: GRE and GREW. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Evergreen Energy, Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GREW develops, constructs and operates utility-scale solar energy projects, distributes solar panels, offers energy procurement and advisory services and also markets alternative products and services complementary to its energy offerings. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision-maker ("CODM), the chief executive officer.

The CODM uses segment income (loss) from operations to allocate resources for each segment. The CODM considers revenues and income (loss) from operations to assess performance and make decisions about allocating resources to the segments.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments.

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended June 30, 2025
Revenues	$98,992	$6,259	$—	$105,251
Cost of revenues	77,670	4,101	—	81,771
Gross profit	21,322	2,158	—	23,480
Marketing and customer acquisition expenses	8,257	164	—	8,421
Employee-related expenses	3,900	1,314	925	6,139
Provision for credit losses	547	—	—	547
Stock-based compensation	260	22	324	606
Depreciation and amortization	75	161	—	236
Provision for captive insurance liabilities	—	—	265	265
Impairment of assets	—	35	—	35
Other selling, general and administrative expenses	4,295	643	290	5,228
Income (loss) from operations	$3,988	$(181)	$(1,804)	$2,003
Provision for (benefit from) income taxes	$1,380	$(162)	$(139)	$1,079

Three Months Ended June 30, 2024
Revenues	$86,718	$3,978	$—	$90,696
Cost of revenues	54,449	2,911	—	57,360
Gross profit	32,269	1,067	—	33,336
Marketing and customer acquisition expenses	8,443	145	—	8,588
Employee-related expenses	4,476	1,164	979	6,619
Provision for credit losses	481	—	—	481
Stock-based compensation	260	9	189	458
Depreciation and amortization	46	150	—	196
Provision for captive insurance liabilities	—	—	640	640
Impairment of assets	—	118	—	118
Other selling, general and administrative expenses	3,952	871	850	5,673
Income (loss) from operations	$14,611	$(1,390)	$(2,658)	$10,563
Provision for (benefit from) income taxes	$4,454	$(231)	$(758)	$3,465

Six Months Ended June 30, 2025
Revenues	$231,467	$10,591	$—	$242,058
Cost of revenues	174,244	6,971	—	181,215
Gross profit	57,223	3,620	—	60,843
Marketing and customer acquisition expenses	16,926	356	—	17,282
Employee-related expenses	8,959	2,566	1,361	12,886
Provision for credit losses	856	—	—	856
Stock-based compensation	518	45	782	1,345
Depreciation and amortization	149	321	—	470
Provision for captive insurance liabilities	—	—	910	910
Impairment of assets	—	35	—	35
Other selling, general and administrative expenses	8,980	1,333	1,912	12,225
Income (loss) from operations	$20,835	$(1,036)	$(4,965)	$14,834
Provision for (benefit from) income taxes	$7,118	$(395)	$(1,265)	$5,458

Six Months Ended June 30, 2024
Revenues	$199,183	$11,201	$—	$210,384
Cost of revenues	134,720	8,542	—	143,262
Gross profit	64,463	2,659	—	67,122
Marketing and customer acquisition expenses	16,961	302	19	17,282
Employee-related expenses	9,019	2,303	2,196	13,518
Provision for credit losses	1,210	—	—	1,210
Stock-based compensation	507	17	683	1,207
Depreciation and amortization	151	264	—	415
Provision for captive insurance liabilities	—	—	1,676	1,676
Impairment of assets	—	118	—	118
Other selling, general and administrative expenses	7,755	1,691	1,838	11,284
Income (loss) from operations	$28,860	$(2,036)	$(6,412)	$20,412
Provision for (benefit from) income taxes	$8,543	$(841)	$(1,317)	$6,385

Total assets for the business segments of the Company were as follows

		Genie
(in thousands)	GRE	Renewables	Corporate	Total
Total assets:
June 30, 2025	$209,600	$43,389	$130,103	$383,092
December 31, 2024	204,470	38,302	128,503	371,275

The total assets of the corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with an aggregate net book value of $7.0 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively.

Note 19—Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of June 30, 2025, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and six months ended June 30, 2025, Resident Energy’s gross revenues from sales in Illinois were $5.5 million and $13.6 million, respectively. For the three and six months ended June 30, 2024, Resident Energy’s gross revenues from sales in Illinois were $8.2 million and $20.7 million, respectively.

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

See Note 5—Acquisitions and Discontinued Operations, for discussion related to the administration of Lumo Finland.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of  $150.0 million at June 30, 2025, of which  $140.0 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2025 are expected to be paid as follows:

(in thousands)
Remainder of 2025	$85,760
2026	55,324
2027	8,944
2028	—
Thereafter	—
Total payments	$150,028

In the three months ended June 30, 2025, the Company purchased $30.1 million and $4.2 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the six months ended June 30, 2025, the Company purchased $59.8 million and $4.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the three months ended June 30, 2024, the Company purchased $19.9 million and $8.1 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the six months ended June 30, 2024, the Company purchased $44.5 million and $9.9 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At  June 30, 2025, GRE had commitments to purchase renewable energy credits of $10.0 million, which are reflected in the table above.

Captive Insurance Subsidiary

In December 2023, the Company established a Captive insurance company with the primary purpose of enhancing the Company's risk financing strategies. The Captive insures against certain risks unique to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in the current insurance marketplace. The covered risks are both current and related to historical business activities.

The Company, with input from external experts, estimated the expected ultimate cost of: (1) claims defense cost, (2) settlements and penalties resulting from insured risk, and (3) stranded risk which includes economic losses due to regulatory restrictions or unanticipated reduction of demand, as well as the level cost associated with contesting such restrictions.

In the fourth quarter of 2024, the Company expanded its self-insurance risk management strategy to cover additional risk related to its current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects exposure for (1) occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and (2) annual periods commencing with implementation of the program.

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

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability

In the fourth quarter of 2024, the Company paid a $39.6 million premium to the Captive, which cash is recognized as restricted cash in the condensed consolidated balance sheet. At June 30, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive were $16.8 million and $70.3 million, respectively. At  December 31, 2024, the balance of short-term and long-term restricted cash of the Captive were $18.8 million and $69.6 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the Captive's liabilities, particularly those related to insured risks. The Captive has restricted alternative investments included in other current assets and other assets in the condensed consolidated balance sheets (see Note 9). The Company also recognized a $0.3 million and $0.9 million provision for captive insurance liability for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.7 million for the three and six months ended June 30, 2024, respectively, related to the Captive's exposure for the insured risks.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for six months ended June 30, 2025 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$78,700
Changes for the provision of current year claims	6,715
Changes for the provision for prior year claims	(5,810)
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$79,605

The captive insurance liability outstanding at  June 30, 2025 is expected to be paid as follows (in thousands).

Remainder of 2025	$4,652
2026	10,393
2027	9,588
2028	7,068
2029	6,110
Thereafter	41,794
Total payments	$79,605

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2025, GRE had aggregate performance bonds of $27.5 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through  November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2025, the Company was in compliance with such covenants. At June 30, 2025, restricted cash—short-term of $1.4 million and trade accounts receivable of $67.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.2 million at  June 30, 2025.

Note 20—Debt

Term Loan

On November 18, 2024, the Company, through its subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

(in thousands)
Remainder of 2025	$333
2026	399
2027	418
2028	435
2029	391
2030	388
2031	5,061
Total term loan	7,425
Less: Current portion	397
Noncurrent portion of term loan	$7,028

Interest is accrued on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at June 30, 2025 the Company was in compliance with all such covenants.

The Company capitalized $0.1 million of debt issuance cost in 2024 in connection with the Term Loan. At June 30, 2025 and December 31, 2024, there was $7.4 million and $7.4 million, outstanding under the Term Loan at a weighted average interest rate of 6.3% and 6.5%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At June 30, 2025 and  December 31, 2024, aggregate of $0.6 million and $0.4 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 25, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2025. The aggregate available borrowing amount was reduced to a $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2025, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At June 30, 2025, the cash collateral of $3.3 million was included in restricted cash—short-term in the condensed consolidated balance sheet.

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

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (or SEC).

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investments tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this new law, we are evaluating the financial viability of our early-stage projects that will not qualify for the federal solar investment tax credits, and is pausing new project developments. We are evaluating the impact of this legislation on our solar operations and potential future impact on our condensed consolidated financial statements.

.

As part of our ongoing business development efforts, we seek out new opportunities, which may include complementary operations or businesses that reflect horizontal or vertical expansion from our current operations, as well as opportunities for diversification of our operations. Some of these potential opportunities are considered briefly and others are examined in further depth. In particular, we seek out acquisitions to expand the geographic scope and size of our REP businesses.

Discontinued Operations in Finland and Sweden

As a result of volatility in the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price was fixed and was settled monthly based on the monthly commodity volume specified in the instruments between September 2022 and March 2025.

We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

Net income from discontinued operations of Lumo Sweden, net of taxes was minimal for the three months ended June 30, 2025. Net loss from discontinued operations of Lumo Sweden, net of taxes was $0.1 million three months ended June 30, 2024. Net loss from discontinued operations of Lumo Sweden, net of taxes was $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.5 million as of June 30, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.7 million as of June 30, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $47.2 million as of June 30, 2025). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

We have also been notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $5.0 million as of June 30, 2025) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.9 million as of June 30, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within - and not additive to -  the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

The Company believes that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, the Company expects those claims to be in the range of €2.0 million to €4.0 million. Although the Company does not believe that it is legally obligated to pay anything in respect of the claims, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, the Company recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss was included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2024.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 94.1% and 95.6% of our consolidated revenues in the three and six months ended June 30, 2025, respectively, and 95.6% and 94.7% of our consolidated revenues in the three and six months ended June 30, 2024, respectively.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs' revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effects. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2024 and 2023 respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7% and 32.5% of GRE’s electricity revenues for 2024 and 2023 respectively, were generated in the third quarters of those years. GRE's REP's revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2025 the associated cost was approximately 1.1% of GRE's revenues and approximately 1.0% of GRE's revenues for the three and six months ended June 30, 2024. At June 30, 2025 and December 31, 2024, 80.3% and 83.6%, respectively, of GRE’s net accounts receivable were under POR programs.

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

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of June 30, 2025 or December 31, 2024).

	June 30, 2025	December 31, 2024
Customer A	10.9%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and six months ended June 30, 2025 or 2024 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and six months ended June 30, 2025 or 2024):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	11.3%	23.0%	11.9%	22.4%
Customer B	na	10.0%	na	na

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of class action lawsuits in the past.

See Note 19, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference.

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Note 19, Commitments and Contingencies, in the  Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the 2024 Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for credit losses, acquisitions, goodwill, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 21—Recently Issued Accounting Standards, in the Notes to Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of our condensed consolidated results of operations.

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Genie Retail Energy Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Electricity	89,885	78,301	11,584	14.8	193,948	167,697	26,251	15.7
Natural gas	9,107	8,414	693	8.2	37,516	30,812	6,704	21.8
Others	—	3	(3)	nm	3	674	(671)	nm
Total revenues	98,992	86,718	12,274	14.2	231,467	199,183	32,284	16.2
Cost of revenues	77,670	54,449	23,221	42.6	174,244	134,720	39,524	29.3
Gross profit	21,322	32,269	(10,947)	(33.9)	57,223	64,463	(7,240)	(11.2)
Selling, general and administrative expenses	17,334	17,658	(324)	(1.8)	36,388	35,603	785	2.2
Income from operations	$3,988	$14,611	$(10,623)	(72.7)	$20,835	$28,860	$(8,025)	(27.8)

nm—not meaningful

Revenues. Electricity revenues increased by 14.8% in the three months ended June 30, 2025 compared to the same period in 2024. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the three months ended June 30, 2025 compared to the same period in 2024. Electricity consumption by GRE’s REPs' customers increased by 17.5% in the three months ended June 30, 2025, compared to the same period in 2024, reflecting 17.8% increase in the average number of meters served partially offset by a 0.2% decrease in the average consumption per meter. The increase in meters served was driven by strong customer acquisitions during 2024 and first half of 2025. The average rate per kilowatt hour sold decreased by 2.3% in the three months ended June 30, 2025 compared to the same period in 2024 due to general market conditions and the addition of meters on lower margin aggregation products.

Electricity revenues increased by 15.7% in the six months ended June 30, 2025 compared to the same period in 2024. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the six months ended June 30, 2025 compared to the same period in 2024. Electricity consumption by GRE’s REPs' customers increased by 20.6% in the six months ended June 30, 2025 compared to the same period in 2024, reflecting 17.4% and 2.8% increases in the average number of meters served and average consumption per meter, respectively. The increase in meters served was driven by strong customer acquisitions during 2024 and the first half of 2025. The increase in per meter consumption in the six months ended June 30, 2025 compared to the same period in 2024 was due to a shift in customer mix into higher consumption territories. The average rate per kilowatt hour sold decreased by 4.1% in the six months ended June 30, 2025 compared to the same period in 2024 due to general market conditions and the addition of meters on lower margin aggregation products.

Natural gas revenues increased by 8.2% in the three months ended June 30, 2025 compared to the same period in 2024. The increase was a result of increases in natural gas consumption and in average revenue per therm sold in the three months ended June 30, 2025 compared to the same period in 2024. Natural gas consumption by GRE’s REPs’ customers increased by 4.8% in the three months ended June 30, 2025 compared to the same period in 2024, reflecting 4.3% and 0.4% increases in average meters served and average consumption per meter, respectively. The increase in meters served was due to high levels of customer acquisitions in 2024 and first half of 2025. The average revenue per therm sold increased by 3.3% in the three months ended June 30, 2025, compared to the same period in 2024 due to general market conditions.

Natural gas revenues increased by 21.8% in the six months ended June 30, 2025 compared to the same period in 2024. The increase was a result of increases in natural gas consumption and in average revenue per therm sold in the six months ended June 30, 2025 compared to the same period in 2024. Natural gas consumption by GRE’s REPs’ customers increased by 16.8% in the six months ended June 30, 2025 compared to the same period in 2024, reflecting 6.0% and 10.2% increases in average meters served and average consumption per meter, respectively. The increase in meters served was due to high levels of customer acquisitions in in 2024 and first half of 2025. The increase in per meter consumption is due, in part, to colder weather in many of our service areas in the six months ended June 30, 2025 compared to the same period in 2024. The average revenue per therm sold increased by 4.2% in the six months ended June 30, 2025, compared to the same period in 2024 due to general market conditions.

Other revenues in the six months ended June 30, 2025 and 2024 included revenues from customer termination fees from commercial customers. Other revenues in the six months ended June 30, 2025 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Meters at end of quarter:
Electricity customers	332	325	333	311	278
Natural gas customers	87	88	90	88	84
Total meters	419	413	423	399	362

Gross meter acquisitions in the three months ended June 30, 2025, were 70,000 compared to 53,000 for the same period in 2024. Gross meter acquisitions in the six months ended June 30, 2025, were 131,000 compared to 123,000 for the same period in 2024.

Meters served was relatively flat between March 31, 2025, June 30, 2025 and December 31, 2024. The slight decrease in the number of meters served at June 30, 2025 compared to December 31, 2024 is due to new sales during the six months ended June 30, 2025 failing to fully replace those lost to churn.

In the three months ended June 30, 2025, average monthly churn increased to 4.8% compared to 4.6% for the same period in 2024. In the six months ended June 30, 2025, average monthly churn increased to 5.2% compared to 5.1% for the same period in 2024.

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

(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
RCEs at end of quarter:
Electricity customers	332	318	319	301	267
Natural gas customers	82	84	80	79	78
Total RCEs	414	402	399	380	345

RCEs at June 30, 2025 increased 3.0% compared to March 31, 2025. The increase is due to a shift in customer mix into higher consumption territories and higher overall consumption per customer.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenues:
Electricity	$68,611	$48,742	$19,869	40.8	$148,569	$114,460	$34,109	29.8
Natural gas	9,059	5,707	3,352	58.7	25,675	19,595	6,080	31.0
Others	—	—	—	nm	—	665	(665)	nm
Total cost of revenues	$77,670	$54,449	$23,221	42.6	$174,244	$134,720	$39,524	29.3

nm—not meaningful

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Gross margin percentage:
Electricity	23.7%	37.8%	(14.1)	23.4%	31.7%	(8.3)
Natural gas	0.5	32.2	(31.6)	31.6	36.4	(4.8)
Others	100.0	100.0	—	100.0	1.3	98.7
Total gross margin percentage	21.5%	37.2%	(15.7)	24.7%	32.4%	(7.7)

Cost of revenues for electricity increased in the three months ended June 30, 2025 compared to the same period in 2024 primarily because of an increase in electricity consumption by GRE’s REPs’ customers combined with an increase in the average unit cost of electricity. The average unit cost of electricity increased 19.7% in the three months ended June 30, 2025 compared to the same period in 2024 due to general market conditions. The gross margin on electricity sales decreased in the three months ended June 30, 2025 compared to the same period in 2024 because the average rate charged to customers decreased while the unit cost of electricity increased.

Cost of revenues for electricity increased in the six months ended June 30, 2025 compared to the same period in 2024 primarily because of an increase in electricity consumption by GRE’s REPs’ customers combined with an increase in the average unit cost of electricity. The average unit cost of electricity increased 7.6% in the six months ended June 30, 2025 compared to the same period in 2024 due to general market conditions. The gross margin on electricity sales decreased in the six months ended June 30, 2025 compared to the same period in 2024 because the average rate charged to customers decreased while the unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended June 30, 2025 compared to the same period in 2024 primarily because of increases in the natural gas consumption by GRE's REPs' customers and the average unit cost of natural gas. The average unit cost of natural gas increased 51.5% in the three months ended June 30, 2025 compared to the same period in 2024 due to an increase in the wholesale price of natural gas. Gross margin on natural gas sales decreased in the three months ended June 30, 2025 compared to the same period in 2024 because the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas increased in the six months ended June 30, 2025 compared to the same period in 2024 primarily because of increases in the natural gas consumption by GRE's REPs' customers  and the average unit cost of natural gas. The average unit cost of natural gas increased 12.2% in the six months ended June 30, 2025 compared to the same period in 2024 due to a decrease in the wholesale price of natural gas specially in the second quarter of 2025. Gross margin on natural gas sales increased in the six months ended June 30, 2025 compared to the same period in 2024 because of the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 1.8% in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in employee-related expenses partially offset by an increase in marketing and customer acquisition costs. Employee-related expenses decreased by $0.5 million in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in bonus accrual. Marketing and customer acquisition expenses increased by $0.2 million in the three months ended June 30, 2025 compared to the same period in 2024 as a result of continued efforts to acquire meters during the 2025 period. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 20.4% in the three months ended June 30, 2024 to 17.5% in the three months ended June 30, 2025.

Selling, general and administrative expenses increased by 2.2% in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in management fees and regulatory-related expenses. Management fees increased by $0.4 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increase in level of activity in Mirabito. Regulatory-related expenses increased by $0.4 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increased operational activity levels. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 17.9% in the six months ended June 30, 2024 to 15.7% in the six months ended June 30, 2025.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is primarily composed of our interests in Genie Solar, CityCom Solar and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects. CityCom Solar is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy provides energy procurement advisory services to commercial and industrial customers.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$6,259	$3,978	$2,281	57.3%	$10,591	$11,201	$(610)	(5.4)%
Cost of revenue	4,101	2,911	1,190	40.9	6,971	8,542	(1,571)	(18.4)
Gross profit	2,158	1,067	1,091	102.2	3,620	2,659	961	36.1
Selling, general and administrative expenses	2,304	2,339	(35)	(1.5)	4,621	4,577	44	1.0
Impairment of assets	35	118	(83)	nm	35	118	(83)	(70.3)
Loss from operations	$(181)	$(1,390)	$1,209	(87.0)%	$(1,036)	$(2,036)	$1,000	(49.1)%

nm—not meaningful

Revenues. GREW's revenues increased in the three months ended June 30, 2025 compared to the same periods in 2024 due to increases in revenues generated by Diversegy and Genie Solar. Diversegy's revenues from commissions, entry fees and other fees increased by $1.7 million in the three months ended June 30, 2025 compared to the same period in 2024 due to strong growth in the number of customers and transactions in the past several quarters. Genie Solar's revenues from the development of solar projects for customers increased by $0.8 million in the three months ended June 30, 2025 compared to the same period in 2024 as the Company completed more ongoing projects during the period. Revenues from CityCom Solar decreased by $0.2 million in the three months ended June 30, 2025 compared to the same period in 2024 as a result of reduced level of activity during recent periods.

GREW's revenues decreased in the six months ended June 30, 2025 compared to the same periods in 2024 due to decreases in revenues generated by Genie Solar and CityCom Solar partially offset by an increase in revenues from Diversegy. Diversegy's revenues from commissions, entry fees and other fees increased by $3.0 million in the six months ended June 30, 2025 compared to the same period in 2024 due to strong growth in the number of customers and transactions in the past several quarters. Genie Solar's revenues from development of solar projects for customers decreased by $2.7 million in the six months ended June 30, 2025 compared to the same period of 2024 as we shifted our strategic focus from lower margin commercial projects to the development and operation of utility-scale projects. Revenues from CityCom Solar decreased by $1.0 million in the six months ended June 30, 2025 compared to the same period in 2024 as a result of reduced level of activity for the past few quarters.

Cost of Revenues. The variations in the cost of revenues for the three and six months ended June 30, 2025 compared to the same periods in 2024 are due to changes in the mix of products from which the revenues were generated during the periods.

Selling, General and Administrative. Selling, general and administrative expenses were relatively flat in the three and six months ended June 30, 2025 compared to the same periods in 2024.

Impairment of assets. The impairment of assets recorded in the three and six months ended June 30, 2025 and 2024 relates to capitalized cost of Genie Solar related to solar projects that were discontinued during the period.

Legal proceedings

We periodically receive requests for information, documents and subpoenas from regulators, the majority of which are routine and related to compliance obligations. On certain occasions, a regulatory or governmental bodies may, in response to the interaction, formalize additional requests or eventually file an action or lawsuit. See Note 19, Commitments and Contingencies, in the  Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference, for further detail on agency and regulatory proceedings.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative expenses	1,539	2,018	(479)	(23.7)	4,055	4,736	(681)	(14.4)
Provision for captive insurance liability	265	640	(375)	(58.6)	910	1,676	(766)	(45.7)
General and administrative expenses and loss from operations	$1,804	$2,658	$(854)	(32.1)%	$4,965	$6,412	$(1,447)	(22.6)%

Corporate general and administrative expenses decreased in the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily because of a decrease in employee-related costs including in bonus accruals. As a percentage of consolidated revenues, Corporate general and administrative expenses decreased to 1.5% in the three months ended June 30, 2025 from 2.2% in the three months ended June 30, 2024 and decreased to 1.7% in the six months ended June 30, 2025 from 2.3% in the six months ended June 30, 2024.

In December 2023, we established our wholly-owned Captive insurance subsidiary with the primary purpose of enhancing our risk financing strategies. The Captive insures against certain risks unique to our operations for which insurance may not be currently available or economically feasible in the current insurance marketplace. The covered risks are both current and related to historical business activities.

In the fourth quarter of 2024, we expanded our self-insurance risk management strategy to cover additional risk related to its current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects exposure for (1) occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and (2) exposure for annual periods commencing with implementation of the program.

With input from external experts, we estimated the expected ultimate cost of: (1) claims defense cost, (2) settlements and penalties resulting from insured risk, and (3) stranded risk which includes economic losses due to regulatory restrictions or unanticipated reduction of demand, as well as the level cost associated with contesting such restrictions. In assessing the loss contingency, we estimated the severity and frequency of expected losses based on our activities. A range of margins was selected so that the cumulative expenses plus risk of losses over a given number of years equal the expected magnitude. This produced a range of annual premium options for the protective period. The contribution of a priori expected plus risk margin losses from each of these periods is multiplied by a current remaining probability factor, which recognizes the relative likelihood that a claim will still be brought subsequent to program inception. These are added together to obtain estimated required reserves and required premiums (net of expenses) at program inception-related exposure prior to program inception.

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

In 2024, we paid $39.6 million premiums to Captive, which cash is included in restricted cash in our condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized $0.3 million and $0.6 million provision for captive insurance liability for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.7 million for six months ended June 30, 2025 and 2024 related to Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million and $0.5 million in the three months ended June 30, 2025 and 2024 respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2025 and 2024. At June 30, 2025, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $4.7 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Income from operations	$2,003	$10,563	$(8,560)	(81.0)%	$14,834	$20,412	$(5,578)	(27.3)%
Interest income	1,998	1,362	636	46.7	3,979	2,702	1,277	47.3
Interest expense	(156)	(331)	175	(52.9)	(345)	(363)	18	(5.0)
Other (loss) income, net	(451)	1,262	(1,713)	nm	(457)	1,342	(1,799)	nm
Gain on marketable equity securities and investments	505	110	395	359.1	673	227	446	196.5
Provision for income taxes	(1,079)	(3,465)	2,386	(68.9)	(5,458)	(6,385)	927	(14.5)
Net income from continuing operations	2,820	9,501	(6,681)	(70.3)	13,226	17,935	(4,709)	(26.3)
Income (loss) from discontinued operations, net of tax	47	(145)	192	(132.4)	(57)	(410)	353	(86.1)
Net income	2,867	9,356	(6,489)	(69.4)	13,169	17,525	(4,356)	(24.9)
Net loss (income) attributable to noncontrolling interests	45	(256)	301	(117.6)	(284)	(210)	(74)	35.2
Net income attributable to Genie Energy Ltd.	$2,822	$9,612	$(6,790)	(70.6)%	$13,453	$17,735	$(4,282)	(24.1)%

nm—not meaningful

Interest income.  Interest income increased in the three and six months ended June 30, 2025, compared to the same periods in 2024 primarily due to increases in average balances of cash and cash equivalents and restricted cash during the periods.

Other (Loss) Income, net.  Other income, net in the three months ended June 30, 2025 and 2024 and in the six months ended June 30, 2025 and 2024 consisted primarily of foreign currency transactions.

Provision for Income Taxes. The change in the reported tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 is the result of changes in the mix of jurisdictions in which taxable income was earned and the nature of certain deductions.

Net Income (Loss) Attributable to Noncontrolling Interests. The decreases in net loss attributable to noncontrolling interests (or shift from net loss to net income attributable to noncontrolling interest) in the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and six months ended June 30, 2025 pertains to the change in fair value of the Company's investments in various investments in equity of several entities.

Net loss (income) from Discontinued Operations, net of tax. Loss (income) from discontinued operations, net of tax in the three and six months ended June 30, 2025 and 2024 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $201.0 million balance of unrestricted and restricted cash and cash equivalents that we held at June 30, 2025 will be sufficient to meet our anticipated cash requirements for at least the period to August 7, 2026.

At June 30, 2025, we had working capital (current assets less current liabilities) of $115.0 million.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows provided by (used in):
Operating activities	$14,191	$26,324
Investing activities	(7,251)	(7,148)
Financing activities	(9,117)	(12,325)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	(140)
(Decrease) increase in cash, cash equivalents and restricted cash of continuing operations	(2,241)	6,711
Cash flows provided by discontinued operations	2,274	7,011
Net increase in cash, cash equivalents and restricted cash	$33	$13,722

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations was $14.2 million in the six months ended June 30, 2025 compared to net cash used in operating activities of continuing operations of $26.3 million in the six months ended June 30, 2024. The decrease in cash flows is due primarily to the fluctuation in the results of operations in the six months ended June 30, 2025 compared to the same period in 2024.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities increased cash flows by $4.2 million for the three months ended June 30, 2025, compared to the same period in 2024.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2025, we were in compliance with such covenants. At June 30, 2025, restricted cash—short-term of $1.4 million and trade accounts receivable of $67.0 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.2 million at June 30, 2025.

We had purchase commitments of $150.0 million at June 30, 2025, of which $140.0 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At June 30, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $16.8 million and $70.3 million, respectively. We also recognized $0.3 million and $0.9 million provision for captive insurance liability for the three and six months ended June 30, 2025, related to Captive's exposure for the insured risks. At June 30, 2025, the current and noncurrent captive insurance liability of $9.3 million and $9.1 million, respectively, are included in our condensed consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2025 and 2052. Our future lease payments under the operating leases as of June 30, 2025 were $2.3 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2025, we had outstanding aggregate performance bonds of $27.5 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures increased $2.1 million for the six months ended June 30, 2025 compared to the same period in 2024. The capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2025 will be between $10.0 million to $20.0 million mostly related to the solar projects of GREW.

In the six months ended June 30, 2025 and 2024, we acquired nominal interests in various ventures for an aggregate amount of investments of $$3.7 million and $3.0 million, respectively.

In the six months ended June 30, 2025, we invested $1.1 million towards the improvement of an investment property we acquired in the third quarter of 2024.

In the six months ended June 30, 2025, we received $1.2 million from several investees for the return of our investments. There were no similar cash receipts in the six months ended June 30, 2024.

On November 3, 2023, we also signed an agreement to purchase from the then-owners of the special purpose entity that owned and operated a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase completed after the closing conditions were met. The acquisition has been accounted for as asset acquisition and we recorded $1.3 million to solar arrays assets included in the property and equipment account in the condensed consolidated balance sheet.

In February 2024, we purchased from a certain investor 0.5% interest in Genie Energy International Corporation ("GEIC"), which holds our interest in our operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

Financing Activities

In the six months ended June 30, 2025 and 2024, we paid aggregate dividends of $0.150 per share to stockholders of our Class A common stock and Class B common stock, or total aggregate dividends of $4.0 million and $4.2 million in the six months ended June 30, 2025 and 2024, respectively. On July 31, 2025 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 19, 2025 to stockholders of record as of the close of business on August 11, 2025.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the six months ended June 30, 2025, we acquired 286,137 Class B common stock under the stock purchase program for an aggregate amount of $4.6 million. In the six months ended June 30, 2024, we acquired 368,758 Class B common stock under the stock purchase program for an aggregate amount of $5.9 million. At June 30, 2025, 3.7 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In the six months ended June 30, 2025 and 2024, we paid $0.5 million and $1.5 million, respectively, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller of the interest and delivered a note payable to the seller in the amount of $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate and interest is payable on maturity. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our condensed consolidated balance sheets. At June 30, 2025, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031. Accrued interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at June 30, 2025, we were in compliance with all such covenants.  At June 30, 2025, there was $7.4 million outstanding under the Term Loan at a weighted average interest rate of 6.3%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At June 30, 2025, an aggregate of $0.6 million are deposited in NCB and are subject to certain restrictions.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2025, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At June 30, 2025, the cash collateral of $3.3 million was included in restricted cash—short-term in our condensed consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $2.3 million in the six months ended June 30, 2025 compared to $7.0 million in the same period in 2024. The cash provided by operating activities of discontinued operations in the six months ended June 30, 2025 and 2024 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2025 had remained the same as in the three months ended June 30, 2024, our gross profit from electricity would have increased by $13.5 million and our gross profit from natural gas would have increased $2.8 million. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2025 had remained the same as in the six months ended June 30, 2024, our gross profit from electricity would have increased by $18.8 million and our gross profit from natural gas would have increased by $1.3 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenues in our condensed consolidated statements of operations. We recognized losses from derivative instruments of $4.0 million and $0.8 million in the three and six months ended June 30, 2025 and losses from derivative instruments of $8.4 million and $13.9 million for the three and six months ended June 30, 2024.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in the 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the second quarter of 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price	Plans or	Plans or
	Purchased	per Share	Programs	Programs (1)
April 1–30, 2025	62,153	$14.97	62,153	3,811,207
May 1–31, 2025	96,721	18.62	96,721	3,714,486
June 1–30, 2025	—	—	—	3,714,486
Total	158,874	$17.19	158,874

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

August 7, 2025	By:	/s/ Michael M. Stein
Michael M. Stein

Chief Executive Officer

August 7, 2025	By:	/s/ Avi Goldin
Avi Goldin

Chief Financial Officer