Form 10-Q
period 2025-09-30
Genie Energy Ltd.
filed 2025-11-06
CIK 1528356

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2025, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,920,628 shares (excluding 4,402,699 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$109,280	$104,456
Restricted cash—short-term	26,194	26,608
Marketable equity securities	472	357
Trade accounts receivable, net of allowance for credit losses of $7,451 and $8,086 at September 30, 2025 and December 31, 2024, respectively	58,983	61,858
Inventory	20,865	12,188
Prepaid expenses	11,136	9,893
Other current assets	9,831	8,493
Current assets of discontinued operations	1,410	3,594
Total current assets	238,171	227,447
Restricted cash—long-term	70,678	69,580
Property and equipment, net	30,536	25,246
Goodwill	12,866	12,749
Other intangibles, net	2,092	2,367
Deferred income tax assets, net	7,055	7,055
Other assets	27,197	22,365
Noncurrent assets of discontinued operations	5,527	4,466
Total assets	$394,122	$371,275
Liabilities and equity
Current liabilities:
Trade accounts payable	$28,082	$31,233
Accrued expenses	59,682	48,793
Income taxes payable	10,259	9,196
Current captive insurance liability	9,392	9,120
Current debt, net	2,134	357
Due to IDT Corporation, net	317	135
Other current liabilities	11,310	6,393
Current liabilities of discontinued operations	3,743	4,585
Total current liabilities	124,919	109,812
Noncurrent captive insurance liability	70,678	69,580
Noncurrent debt, net	6,715	8,668
Other liabilities	2,246	2,959
Noncurrent liabilities of discontinued operations	741	705
Total liabilities	205,299	191,724
Commitments and contingencies
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2025 and December 31, 2024	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,323 and 29,310 shares issued and 24,970 and 25,482 shares outstanding at September 30, 2025 and December 31, 2024, respectively	293	293
Additional paid-in capital	161,180	159,192
Treasury stock, at cost, consisting of 4,353 and 3,828 shares of Class B common stock at September 30, 2025 and December 31, 2024	(46,217)	(37,486)
Accumulated other comprehensive income	4,801	3,919
Retained earnings	78,734	64,574
Total Genie Energy Ltd. stockholders’ equity	198,807	190,508
Noncontrolling interests:
Noncontrolling interests	(9,560)	(10,174)
Receivable from issuance of equity	(424)	(783)
Total noncontrolling interests	(9,984)	(10,957)
Total equity	188,823	179,551
Total liabilities and equity	$394,122	$371,275

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Electricity	$126,575	$100,694	$320,523	$268,390
Natural gas	5,795	5,055	43,312	35,867
Other	5,954	6,168	16,547	18,043
Total revenues	138,324	111,917	380,382	322,300
Cost of revenues	108,305	74,010	289,520	217,271
Gross profit	30,019	37,907	90,862	105,029
Operating expenses:
Selling, general and administrative (i)	22,615	25,160	67,684	70,076
Provision for captive insurance liability	465	991	1,370	2,667
Impairment of assets	5	80	40	199
Income from operations	6,934	11,676	21,768	32,087
Interest income	1,847	2,346	5,826	5,049
Interest expense	(157)	(22)	(502)	(385)
Gain on marketable equity securities and other investments	398	122	1,071	349
Other income (loss), net	182	56	(274)	1,398
Income before income taxes	9,204	14,178	27,889	38,498
Provision for income taxes	(2,469)	(3,924)	(7,928)	(10,309)
Net income from continuing operations	6,735	10,254	19,961	28,189
Loss from discontinued operations, net of taxes	(5)	(25)	(62)	(435)
Net income	6,730	10,229	19,899	27,754
Net (loss) income attributable to noncontrolling interests, net	(13)	30	(297)	(179)
Net income attributable to Genie Energy Ltd. common stockholders	$6,743	$10,199	$20,196	$27,933

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$6,748	$10,224	$20,258	$28,368
Discontinued operations	(5)	(25)	(62)	(435)
Net income attributable to Genie Energy Ltd. common stockholders	$6,743	$10,199	$20,196	$27,933
Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.26	$0.38	$0.77	$1.06
Discontinued operations	—	—	—	(0.02)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.26	$0.38	$0.77	$1.04
Diluted
Continuing operations	$0.26	$0.38	$0.76	$1.04
Discontinued operations	—	—	—	(0.01)
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.26	$0.38	$0.76	$1.03

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,149	26,526	26,297	26,771
Diluted	26,389	26,868	26,549	27,161

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225
(i) Stock-based compensation included in selling, general and administrative expenses	$593	$567	$1,938	$1,774

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$6,730	$10,229	$19,899	$27,754
Other comprehensive loss:
Foreign currency translation adjustments	(17)	4,136	2,152	2,700
Comprehensive income	6,713	14,365	22,051	30,454
Comprehensive loss attributable to noncontrolling interests	111	(790)	(973)	(595)
Comprehensive income attributable to Genie Energy Ltd.	$6,824	$13,575	$21,078	$29,859

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$64,574	$(10,174)	$(783)	$179,551
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,630	(329)	—	10,301
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$73,178	$(9,833)	$(783)	$187,390

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$73,178	$(9,833)	$(783)	$187,390
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,010)	—	—	(2,010)
Stock-based compensation	—	—	—	—	(1)	—	606	—	—	—	—	—	606
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,732)	—	—	—	—	(2,732)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(252)	252	—
Other comprehensive income	—	—	—	—	—	—	—	—	347	—	698	—	1,045
Net income (loss) for three months ended June 30, 2025	—	—	—	—	—	—	—	—	—	2,822	45	—	2,867
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$73,990	$(9,342)	$(531)	$187,166

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$73,990	$(9,342)	$(531)	$187,166
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,999)	—	—	(1,999)
Stock-based compensation	—	—	—	—	—	—	593	—	—	—	—	—	593
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(1,664)	—	—	—	—	(1,664)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,986)	—	—	—	—	(1,986)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(107)	107	—
Other comprehensive income	—	—	—	—	—	—	—	—	81	—	(98)	—	(17)
Net income (loss) for three months ended September 30, 2025	—	—	—	—	—	—	—	—	—	6,743	(13)	—	6,730
BALANCE AT SEPTEMBER 30, 2025	—	$—	1,574	$16	29,323	$293	$161,180	$(46,217)	$4,801	$78,734	$(9,560)	$(424)	$188,823

GENIE ENERGY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT JANUARY 1, 2024	—	$—	1,574	$16	28,765	$288	$156,101	$(22,661)	$3,299	$60,196	$(12,731)	$184,508
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,121)	—	(2,121)
Stock-based compensation	—	—	—	—	14	—	749	—	—	—	—	749
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,523)	—	—	—	(2,523)
Exercise of stock options	—	—	—	—	126	1	1,015	—	—	—	—	1,016
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	(1,200)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(4,101)	—	—	—	(4,101)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(5,210)	—	128	(5,082)
Net income (loss) for three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	8,123	46	8,169
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT MARCH 31, 2024	—	$—	1,574	$16	28,905	$289	$157,549	$(29,285)	$(1,911)	$66,198	$(13,441)	$179,415
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,031)	—	(2,031)
Stock-based compensation	—	—	—	—	1	—	458	—	—	—	—	458
Class B common stock purchased from Genie Energy Charitable Foundation	—	—	—	—	—	—	—	(768)	—	—	—	(768)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,796)	—	—	—	(1,796)
Consolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	1,286	1,286
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	3,759	—	(113)	3,646
Net income (loss) for three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	9,612	(256)	9,356
BALANCE AT JUNE 30, 2024	—	$—	1,574	$16	28,906	$289	$158,007	$(31,849)	$1,836	$73,779	$(12,524)	$189,554

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JUNE 30, 2024	—	$—	1,574	$16	28,906	$289	$158,007	$(31,849)	$1,836	$73,779	$(12,524)	$—	$189,554
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,019)	—	—	(2,019)
Stock-based compensation	—	—	—	—	404	4	563	—	—	—	—	—	567
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(1,091)	—	—	—	—	(1,091)
Noncontrolling investment to a subsidiary by Howard Jonas	—	—	—	—	—	—	—	—	—	—	1,791	(870)	921
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,011)	—	—	—	—	(2,011)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	3,376	—	760	—	4,136
Net income (loss) for three months ended September 30, 2024	—	—	—	—	—	—	—	—	—	10,199	30	—	10,229
BALANCE AT SEPTEMBER 30, 2024	—	$—	1,574	$16	29,310	$293	$158,570	$(34,951)	$5,212	$81,959	$(9,943)	$(870)	$200,286

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities
Net income	$19,899	$27,754
Net loss from discontinued operations, net of tax	(62)	(435)
Net income from continuing operations	19,961	28,189
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation	1,938	1,723
Provision for captive insurance liability	1,370	2,667
Provision for credit losses	1,275	1,651
Depreciation and amortization	722	646
Impairment of assets	40	199
Unrealized gain on marketable equity securities and investments and others, net	(1,109)	(637)
Inventory valuation allowance	—	417
Changes in assets and liabilities:
Trade accounts receivable	1,599	10,016
Inventory	(8,677)	4,593
Prepaid expenses	(1,284)	4,033
Other current assets and other assets	(619)	1,796
Trade accounts payable, accrued expenses and other liabilities	11,661	(12,379)
Due to IDT Corporation, net	182	(29)
Income taxes payable	1,064	6,289
Net cash provided by operating activities of continuing operations	28,123	49,174
Net cash provided by operating activities of discontinued operations	2,274	8,570
Net cash provided by operating activities	30,397	57,744
Investing activities
Capital expenditures	(5,763)	(4,025)
Purchases of marketable equity securities and other investments	(3,917)	(4,042)
Improvements in investment property	(1,876)	(934)
Purchase of solar system facility	—	(1,344)
Purchase of equity of subsidiary	—	(1,200)
Proceeds from return of investments	1,173	—
Net cash used in investing activities	(10,383)	(11,545)
Financing activities
Dividends paid	(6,035)	(6,171)
Repurchases of Class B common stock	(6,605)	(7,908)
Repurchases of Class B common stock from employees	(2,126)	(3,614)
Repurchase of Class B common stock from Genie Foundation	—	(768)
Net cash used in financing activities	(14,766)	(18,461)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	(120)
Net increase in cash, cash equivalents, and restricted cash	5,179	27,618
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	201,958	165,479
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	207,137	193,097
Less: Cash of discontinued operations at end of period	985	1,845
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$206,152	$191,252

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited condensed consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this new law, the Company is evaluating the financial viability of its early-stage projects that will not qualify for the federal solar investment tax credits and is pausing new project development. The Company is evaluating the impact of this legislation on our solar operations and potential future impact on its condensed consolidated financial statements.

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

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate their remaining receivables and settle any remaining liabilities.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarters 2024 and 2023, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 28.7% and 32.5% of GRE’s full year electricity revenues were generated in the third quarters of 2024 and 2023 respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet as well as the corresponding amounts reported in the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$109,280	$104,456
Restricted cash—short-term	26,194	26,608
Restricted cash—long-term	70,678	69,580
Total cash, cash equivalents, and restricted cash	$206,152	$200,644

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20), Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") (see Note 20) and for the current portion of cash held by the Company's wholly-owned insurance subsidiary (the "Captive") which is restricted for uses related to the current portion of the insured liability program (see Note 19).

Restricted cash—long-term includes cash held by the Captive, which is restricted for uses related to the noncurrent portion of the insured liability program (see Note 19).

Included in the cash and cash equivalents as of September 30, 2025 and December 31, 2024 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Natural gas	$1,856	$1,333
Renewable credits	18,940	10,800
Solar panels	69	55
Totals	$20,865	$12,188

The Company's renewable energy credits are used to satisfy specific state-mandated requirements and, to a lesser extent, our customer portfolio. Required levels of renewable energy credits vary based on the mix of customers, type of products purchased, number of customer of each type and energy consumption. Depending on the state, compliance typically occurs either in the first quarter for calendar year compliance periods and late in the second or early third quarter for energy year compliance periods of June to May. Renewable energy credit inventory will increase based on the schedule of deliveries of renewable energy credits by the third-party vendors and decrease based on the aforementioned compliance satisfaction.

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

Incumbent utility companies offer purchase of receivables, or POR programs in most of the service territories in which GRE's REPs operate and GRE’s REPs participate in POR programs for a significant majority of their receivables.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2025
Fixed rate	$73,357	$2,102	$—	$75,459
Variable rate	53,218	3,693	—	56,911
Other	—	—	5,954	5,954
Total	$126,575	$5,795	$5,954	$138,324

Three Months Ended September 30, 2024
Fixed rate	$57,963	$2,616	$—	$60,579
Variable rate	42,731	2,439	—	45,170
Other	—	—	6,168	6,168
Total	$100,694	$5,055	$6,168	$111,917

Nine Months Ended September 30, 2025
Fixed rate	$187,661	$11,685	$—	$199,346
Variable rate	132,862	31,627	—	164,489
Other	—	—	16,547	16,547
Total	$320,523	$43,312	$16,547	$380,382

Nine Months Ended September 30, 2024
Fixed rate	$157,266	$13,340	$—	$170,606
Variable rate	111,124	22,527	—	133,651
Other	—	—	18,043	18,043
Total	$268,390	$35,867	$18,043	$322,300

Fixed and variable rate revenues are from GRE. Other revenues are from GREW and include revenues from sales of solar panels, solar projects and energy generation by Genie Solar, and commissions from marketing energy solutions by CityCom Solar and Diversegy.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2025
Non-Commercial Channel	$105,667	$3,176	$—	$108,843
Commercial Channel	20,908	2,619	—	23,527
Other	—	—	5,954	5,954
Total	$126,575	$5,795	$5,954	$138,324

Three Months Ended September 30, 2024
Non-Commercial Channel	$94,474	$2,539	$—	$97,013
Commercial Channel	6,220	2,516	—	8,736
Other	—	—	6,168	6,168
Total	$100,694	$5,055	$6,168	$111,917

Nine Months Ended September 30, 2025
Non-Commercial Channel	$266,800	$33,038	$—	$299,838
Commercial Channel	53,723	10,274	—	63,997
Other	—	—	16,547	16,547
Total	$320,523	$43,312	$16,547	$380,382

Nine Months Ended September 30, 2024
Non-Commercial Channel	$250,173	$25,091	$—	$275,264
Commercial Channel	18,217	10,776	—	28,993
Other	—	—	18,043	18,043
Total	$268,390	$35,867	$18,043	$322,300

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Contract liability, beginning	$3,973	$5,582
Recognition of revenue included in the beginning of the year contract liability	(2,909)	(4,365)
Additions during the period, net of revenue recognized during the period	5,794	2,650
Contract liability, end	$6,858	$3,867

Allowance for credit losses

The change in the allowance for credit losses was as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Allowance for credit losses, beginning	$8,086	$6,574
Additions charged to expense	1,275	1,651
Write-offs and other deductions	(1,910)	(528)
Allowance for credit losses, end	$7,451	$7,697

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

Note 5—Acquisitions and Discontinued Operations

Consolidation of Roded

In December 2022, the Company, entered into an investment agreement with Roded Recycling Industries Ltd. ("Roded") and its owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS") 5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in business of recycling used plastic materials into usable industrial products. The Company initially accounted for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million to Roded gradually increasing its interest to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. Following the transaction, the Company has control over the activities of Roded and its accounts are consolidated to the Company's consolidated financial statements.

The Company recorded minimal revenues for Roded in its condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$985	$1,314
Receivables from the settlement of derivative contract	—	2,280
Other current assets	425	—
Current assets of discontinued operations	$1,410	$3,594

Other noncurrent assets	5,527	3,240
Noncurrent assets of discontinued operations	$5,527	$3,240

Liabilities
Income taxes payable	804	734
Accounts payable and other current liabilities	2,939	2,644
Current liabilities of discontinued operations	$3,743	$3,378

Deferred tax liabilities	741	665
Noncurrent liabilities of discontinued operations	$741	$665

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Income from operations	$—	$—	$—	$—
Other loss, net	(5)	(30)	(55)	(375)
Income before income taxes	(5)	(30)	(55)	(375)
Provision for (benefit from) income taxes	—	5	(7)	(60)
Net loss from discontinued operations, net of taxes	$(5)	$(25)	$(62)	$(435)
Loss from discontinued operations before income taxes attributable to Genie Energy Ltd.	$(5)	$(30)	$(55)	$(375)

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)

Net loss	$(62)	$(435)
Non-cash items	55	244
Changes in assets and liabilities	2,281	8,761
Cash flows provided by operating activities of discontinued operations	$2,274	$8,570

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.3 million as of September 30, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of September 30, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.9 million as of September 30, 2025). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of September 30, 2025) prior to the bankruptcy. The Lumo Administrators have also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.9 million as of September 30, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to - the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2025
Assets:
Marketable equity securities	$472	$—	$—	$472
Derivative contracts	$439	$—	$—	$439
Liabilities:
Derivative contracts	$2,620	$—	$—	$2,620
December 31, 2024
Assets:
Marketable equity securities	$357	$—	$—	$357
Derivative contracts	$868	$—	$—	$868
Liabilities:
Derivative contracts	$473	$—	$—	$473

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2025 or 2024.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2025 and December 31, 2024, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation ("IDT"), and other current liabilities approximated fair value.

Other assets. At September 30, 2025 and December 31, 2024, other assets included short-term investments (see Note 9).

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

The following table summarizes the percentage consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of the consolidated net trade receivable as September 30, 2025 or December 31, 2024):

	September 30, 2025	December 31, 2024
Customer A	10.9%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2025 and 2024 (no other single customer accounted for 10.0% or greater of the consolidated revenues in these periods):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	11.4%	20.9%	11.7%	21.9%
Customer B	10.3%	na	na	na

Customers A and B are utility companies offering POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2025, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2025 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter of 2025	6,720	992,500
First quarter of 2026	—	1,350,000
Second quarter of 2026	—	—
Third quarter of 2026	9,152	—
Fourth quarter of 2026	—	152,500
First quarter of 2027	—	225,000
Second quarter of 2027	—	—
Third quarter of 2027	3,440	—
Fourth quarter of 2027	—	—

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		September 30,	December 31,
Asset Derivatives	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$232	$583
Energy contracts and options	Other assets	207	285
Total derivatives not designated or not qualifying as hedging instruments — Assets		$439	$868

		September 30,	December 31,
Liability Derivatives	Balance Sheet Location	2025	2024
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$2,585	$428
Energy contracts and options	Other liabilities	35	45
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$2,620	$473

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the condensed consolidated statements of operations was as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	Recognized on Derivatives	2025	2024	2025	2024
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$4,078	$6,190	$4,896	$20,127

Note 8—Other Assets

Other assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Security deposit	$10,691	$8,562
Investments in equity securities	7,490	5,673
Investment property	5,833	3,957
Right-of-use assets, net of amortization	902	1,819
Fair value of derivative contracts—noncurrent	207	285
Other assets	2,074	2,069
Total other assets	$27,197	$22,365

Note 9—Investments

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	September 30, 2025	December 31, 2024
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$472	$357

Alternative investments—restricted (see Note 19)	Other current assets	Net asset value	$6,910	$5,057
Alternative investments—restricted (see Note 19)	Other current assets	Cost	600	600
Total included in other current assets			$7,510	$5,657

Equity method investments	Other noncurrent assets	Equity method	$317	$696
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Net assets value	5,700	2,877
Alternative investments—restricted (see Note 19)	Other noncurrent assets	Cost	443	1,000
Alternative investments—unrestricted	Other noncurrent assets	Cost	1,030	1,100
Total equity investments included in other noncurrent assets			$7,490	$5,673

Restricted investments are investments in equity securities owned and managed by the Captive (see Note 19).

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance, beginning of period	$10,634	$4,835
Purchase	3,500	3,987
Gain recognized during the period	1,451	307
Distribution	(902)	(582)
Balance, end of period	$14,683	$8,547

In July 2024, the Company acquired an interest in an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller of the interest and delivered a note payable to the seller in the amount of $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate and interest is payable on maturity. In the third quarter of 2024, Howard Jonas, reimbursed the Company in the amount of $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the condensed consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and Mr. Jonas' interest in the asset is included in the noncontrolling interests section of the condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

For the three and nine months ended September 30, 2025, Howard Jonas contributed nominal amount towards developing the investment property and the Company expended $0.8 million and $1.9 million, respectively. At September 30, 2025 and December 31, 2024, Howard Jonas' share in the investment property was diluted to 23.9% and 44.1%, respectively, resulting from additional investments by the Company in the investment property. At  September 30, 2025 and December 31, 2024, the carrying value of investment property was $5.8 million and $4.0 million, respectively, included in other assets in the consolidated balance sheet.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2025 to September 30, 2025:

		Genie
	GRE	Renewables	Total
	(in thousands)
Balance at January 1, 2025	$9,998	$2,751	$12,749
Cumulative translation adjustment	—	117	117
Balance at September 30, 2025	$9,998	$2,868	$12,866

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Balance
	(in thousands)
September 30, 2025
Patents and trademarks	18.1 years	$3,510	$(1,727)	$1,783
Customer relationships	9.0 years	1,100	(988)	112
Licenses	10.0 years	479	(282)	197
Total		$5,089	$(2,997)	$2,092
December 31, 2024
Patent and trademark	18.1 years	$3,510	$(1,580)	$1,930
Customer relationships	9.0 years	1,100	(896)	204
Licenses	10.0 years	479	(246)	233
Total		$5,089	$(2,722)	$2,367

Amortization expense of intangible assets was $0.1 million for each of the three months ended  September 30, 2025 and 2024. Amortization expense of intangible assets was $0.2 million for each of the nine months ended September 30, 2025 and 2024. The Company estimates that amortization expense of intangible assets will be $0.1  million, $0.3 million, $0.3 million, $0.3 million, $0.2 million and $0.9 million for the remainder of 2025, and for 2026, 2027, 2028, 2029 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Renewable energy	$40,520	$30,441
Liability to customers related to promotions and retention incentives	9,455	9,474
Payroll and employee benefits	3,325	4,866
Other accrued expenses	6,382	4,012
Total accrued expenses	$59,682	$48,793

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Contract liabilities	$6,858	$3,973
Current hedge liabilities	2,585	428
Current lease liabilities	100	223
Others	1,767	1,769
Total other current liabilities	$11,310	$6,393

Note 12—Leases

The Company is the lessee under operating lease agreements, primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2025 and 2052. The Company has no finance leases.

The Company determines if a contract is a lease at inception. Right-of-Use ("ROU") assets are included under other assets in the condensed consolidated balance sheet. The current portion of the operating lease liabilities are included in other current liabilities and the noncurrent portion is included in other liabilities in the condensed consolidated balance sheets.

ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized borrowing rate based on information available at the lease commencement date. ROU assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company uses the base, non-cancellable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

	September 30, 2025	December 31, 2024
	(in thousands)
ROU Assets	$902	$1,819

Current portion of operating lease liabilities	100	223
Noncurrent portion of operating lease liabilities	852	1,732
Total	$952	$1,955

At  September 30, 2025, the weighted average remaining lease term was 22.0 years and the weighted average discount rate is 9.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$361	$393

ROU assets obtained in the exchange for lease liabilities
Operating leases	$154	$67

Future lease payments under operating leases as of September 30, 2025 were as follows:

(in thousands)
Remainder of 2025	$61
2026	163
2027	122
2028	84
2029	65
Thereafter	1,836
Total future lease payments	2,331
Less imputed interest	1,379
Total operating lease liabilities	$952

Rental expenses under operating leases were $0.3 amount and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Rental expenses under operating leases were $0.6 million and $0.4 million for the nine months ended  September 30, 2025 and 2024.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Dividend	Aggregate
Declaration Date	Per Share	Dividend Amount	Record Date	Payment Date
February 5, 2025	$0.0750	$2,026	February 18, 2025	February 26, 2025
May 5, 2025	$0.0750	$2,010	May 19, 2025	May 30, 2025
July 31, 2025	$0.0750	$1,999	August 11, 2025	August 19, 2025

On October 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the third quarter of 2025. The dividend will be paid on or about November 19, 2025 to stockholders of record as of the close of business on November 10, 2025.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended September 30, 2025, the Company acquired 123,621 Class B common stock under the stock purchase program for an aggregate amount of $2.0 million. In the nine months ended September 30, 2025, the Company acquired 409,758 Class B common stock under the stock purchase program for an aggregate amount of $6.6 million. In the three months ended September 30, 2024, the Company acquired 123,274 Class B common stock under the stock purchase program for an aggregate amount of $2.0 million. In the nine months ended September 30, 2024, the Company acquired 492,032 Class B common stock under the stock purchase program for an aggregate amount of $7.9 million. At  September 30, 2025, 3.6 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of September 30, 2025 and December 31, 2024, there were 4.4 million and 3.8 million outstanding shares of Class B common stock held in the Company's treasury, respectively, with a cost basis of $46.2 million and $37.5 million, respectively, at a weighted average cost per share of $10.62 and $9.79, respectively.

Exercise of Stock Options

There were no exercises of options to purchase any of the Company's common stock in the three and nine months ended September 30, 2025.

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

At September 30, 2025, there were no outstanding options to purchase the Company's common stock.

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

As of September 30, 2025, there was $4.1 million of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

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

In April 2025, the Company signed an Equity Purchase Agreement with Tari Corporation to acquire 100% interest in CCE for $1.0 and the forgiveness of all intercompany balances of CCE with the Company, subject to approval from the Federal Energy Regulatory Commission, which is pending as of  September 30, 2025.

Net loss related to CCE and aggregate net funding provided by the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$134	$130	$140	$289
Aggregate (funding provided by) distributions paid to the Company, net	$200	$222	$333	$293

Summarized combined balance sheet amounts related to CCE were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Assets
Cash, cash equivalents and restricted cash	$329	$313
Trade accounts receivable	192	250
Prepaid expenses and other current assets	29	318
Other assets	365	363
Total assets	$915	$1,244
Liabilities and noncontrolling interests
Current liabilities	$509	$645
Due to IDT Energy	4,289	4,622
Noncontrolling interests	(3,883)	(4,023)
Total liabilities and noncontrolling interests	$915	$1,244

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE were non-recourse to the general credit of the Company’s other consolidated entities.

Note 15—Income Taxes

The following table provides a summary of Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported tax rate	26.8%	27.7%	28.4%	26.8%

The reported tax rates for the three and nine months ended September 30, 2025 increased compared to the same period in 2024. The increase is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income as well as the nature of certain deductions.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,149	26,526	26,297	26,771
Effect of dilutive securities:
Non-vested restricted Class B common stock	240	342	252	390
Diluted weighted-average number of shares	26,389	26,868	26,549	27,161

There were no instruments excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024.

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

In June 2025, the Company acquired 130,484 Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.2 million in the rights offering undertaken by Rafael. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman, Chairman of the Board of Directors and Chief Executive Officer of Rafael. For each of the three and nine months ended September 30, 2025, the Company recognized a loss of $0.1 million in connection with the investment. For the three and nine months ended September 30, 2024, the Company recognized a loss of nominal amount and $0.1 million, respectively, in connection with the investment. At September 30, 2025, the Company holds 346,877 shares of Class B common stock of Rafael with a carrying value of $0.5  million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Amount IDT charged the Company	$218	209	$671	732
Amount the Company charged IDT	$17	35	$100	102

The following table presents the balance of receivables and payables to IDT:

	September 30,	December 31,
	2025	2024
	(in thousands)
Due to IDT	$346	$155
Due from IDT	$29	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM $0.4 million in  in 2024 related to premiums of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of September 30, 2025. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision-maker ("CODM"), its chief executive officer.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended September 30, 2025
Revenues	$132,370	$5,954	$—	$138,324
Cost of revenues	104,807	3,498	—	108,305
Gross profit	27,563	2,456	—	30,019
Marketing and customer acquisition expenses	7,759	93	—	7,852
Employee-related expenses	4,399	1,523	1,008	6,930
Provision for credit losses	419	—	—	419
Stock-based compensation	256	22	315	593
Depreciation and amortization	74	176	—	250
Provision for captive insurance liabilities	—	—	465	465
Impairment of assets	—	5	—	5
Other selling, general and administrative expenses	4,497	983	1,091	6,571
Income (loss) from operations	$10,159	$(346)	$(2,879)	$6,934
Provision for (benefit from) income taxes	$3,227	$(158)	$(600)	$2,469

Three Months Ended September 30, 2024
Revenues	$105,800	$6,117	$—	$111,917
Cost of revenues	70,028	3,982	—	74,010
Gross profit	35,772	2,135	—	37,907
Marketing and customer acquisition expenses	9,884	122	—	10,006
Employee-related expenses	4,740	1,178	1,009	6,927
Provision for credit losses	441	—	—	441
Stock-based compensation	270	18	279	567
Depreciation and amortization	75	156	—	231
Provision for captive insurance liabilities	—	—	991	991
Impairment of assets	—	80	—	80
Other selling, general and administrative expenses	5,324	824	840	6,988
Income (loss) from operations	$15,038	$(243)	$(3,119)	$11,676
Provision for (benefit from) income taxes	$5,305	$(191)	$(1,190)	$3,924

Nine Months Ended September 30, 2025
Revenues	$363,838	$16,544	$—	$380,382
Cost of revenues	279,052	10,468	—	289,520
Gross profit	84,786	6,076	—	90,862
Marketing and customer acquisition expenses	24,685	448	—	25,133
Employee-related expenses	13,358	4,089	2,732	20,179
Provision for credit losses	1,275	—	—	1,275
Stock-based compensation	775	67	1,096	1,938
Depreciation and amortization	224	498	—	722
Provision for captive insurance liabilities	—	—	1,370	1,370
Impairment of assets	—	40	—	40
Other selling, general and administrative expenses	13,475	2,316	2,646	18,437
Income (loss) from operations	$30,994	$(1,382)	$(7,844)	$21,768
Provision for (benefit from) income taxes	$10,345	$(552)	$(1,865)	$7,928

Nine Months Ended September 30, 2024
Revenues	$304,982	$17,318	$—	$322,300
Cost of revenues	204,748	12,523	—	217,271
Gross profit	100,234	4,795	—	105,029
Marketing and customer acquisition expenses	26,845	425	19	27,289
Employee-related expenses	13,759	3,481	3,204	20,444
Provision for credit losses	1,651	—	—	1,651
Stock-based compensation	777	35	962	1,774
Depreciation and amortization	226	420	—	646
Provision for captive insurance liabilities	—	—	2,667	2,667
Impairment of assets	—	199	—	199
Other selling, general and administrative expenses	13,079	2,514	2,679	18,272
Income (loss) from operations	$43,897	$(2,279)	$(9,531)	$32,087
Provision for (benefit from) income taxes	$13,849	$(1,033)	$(2,507)	$10,309

Total assets for the business segments of the Company were as follows

		Genie
(in thousands)	GRE	Renewables	Corporate	Total
Total assets:
September 30, 2025	$217,434	$46,461	$130,227	$394,122
December 31, 2024	204,470	38,302	128,503	371,275

The total assets of the corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with an aggregate net book value of $6.9 million and $6.8 million at September 30, 2025 and December 31, 2024, respectively.

Note 19—Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations.  The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of September 30, 2025, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2025, Resident Energy’s gross revenues from sales in Illinois were $5.5 million and $21.6 million, respectively. For the three and nine months ended September 30, 2024, Resident Energy’s gross revenues from sales in Illinois were $9.4 million and $30.1 million, respectively.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of  $111.1 million at September 30, 2025, of which  $104.5 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2025 are expected to be paid as follows:

(in thousands)
Remainder of 2025	$36,755
2026	63,106
2027	9,665
2028	1,565
Thereafter	—
Total payments	$111,091

In the three months ended September 30, 2025, the Company purchased $55.3 million and $4.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the nine months ended September 30, 2025, the Company purchased $78.1 million and $7.8 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the three months ended September 30, 2024, the Company purchased $37.3 million and $3.1 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the nine months ended September 30, 2024, the Company purchased $55.3 million and $11.0 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At  September 30, 2025, GRE had commitments to purchase renewable energy credits of $6.6 million, which are reflected in the table above.

Captive Insurance Subsidiary

In December 2023, the Company established the Captive insurance company with the primary purpose of enhancing the Company's risk financing strategies. The Captive insures against certain risks to the operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in the current insurance marketplace. The covered risks are both current and related to historical business activities.

The Company, with input from external experts, estimated the expected ultimate cost of: (1) claims defense cost, (2) settlements and penalties resulting from insured risk, and (3) stranded risk which includes economic losses due to regulatory restrictions or unanticipated reduction of demand, as well as the level cost associated with contesting such restrictions.

In the fourth quarter of 2024, the Company expanded its self-insurance risk management strategy to cover an additional risk related to its current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects exposure for (1) occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and (2) annual periods commencing with implementation of the program.

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

The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability

In the fourth quarter of 2024, the Company paid a $39.6 million premium to the Captive, which cash is recognized as restricted cash in the condensed consolidated balance sheet. At September 30, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive were $16.7 million and $70.7 million, respectively. At  December 31, 2024, the balance of short-term and long-term restricted cash of the Captive were $18.8 million and $69.6 million, respectively. The Captive must maintain a sufficient level of cash to fund future reserve payments and secure the Captive's liabilities, particularly those related to insured risks. The Captive has restricted alternative investments included in other current assets and other assets in the condensed consolidated balance sheets (see Note 9). The Company also recognized a $0.5 million and $1.4 million provision for captive insurance liability for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, related to the Captive's exposure for the insured risks.

The table below reconciles the change in the current and noncurrent captive insurance liabilities for the nine months ended September 30, 2025 (in thousands):

Current and noncurrent captive insurance liabilities, beginning	$78,700
Changes for the provision of current year claims	10,120
Changes for the provision for prior year claims	(8,750)
Payment of claims	—
Current and noncurrent captive insurance liabilities, end	$80,070

The captive insurance liability outstanding at  September 30, 2025 is expected to be paid as follows (in thousands).

Remainder of 2025	$2,348
2026	9,945
2027	10,643
2028	7,438
2029	6,306
Thereafter	43,390
Total payments	$80,070

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2025, GRE had aggregate performance bonds of $29.4 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through  November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2025, the Company was in compliance with such covenants. At September 30, 2025, restricted cash—short-term of $2.2 million and trade accounts receivable of $64.3 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.5 million at  September 30, 2025.

Note 20—Debt

Term Loan

On November 18, 2024, the Company's subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

(in thousands)
Remainder of 2025	$191
2026	399
2027	418
2028	435
2029	391
2030	388
2031	5,061
Total term loan	7,283
Less: Current portion	394
Noncurrent portion of term loan	$6,889

Interest is accrued on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at September 30, 2025 the Company was in compliance with all such covenants.

The Company capitalized $0.1 million of debt issuance cost in 2024 in connection with the Term Loan. At September 30, 2025 and December 31, 2024, there was $7.3  million and $7.4 million, outstanding under the Term Loan at a weighted average interest rate of 6.3% and 6.5%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At September 30, 2025 and  December 31, 2024, aggregate of $0.8 million and $0.4 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 25, 2024, the Company entered into the fourth amendment of the existing Credit Agreement to extend the maturity date to December 31, 2025. The aggregate available borrowing amount was reduced to a $3.0 million credit line facility (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2025, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At September 30, 2025, the cash collateral of $3.3 million was included in restricted cash—short-term in the condensed consolidated balance sheet.

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

We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

Net loss from discontinued operations of Lumo Sweden, net of taxes was minimal for each of the three months ended September 30, 2025 and 2024. Net loss from discontinued operations of Lumo Sweden, net of taxes was $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and results of continuing operations of GRE International were combined with corporate.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.3 million as of September 30, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of September 30, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.9 million as of September 30, 2025). The Company believes that the Lumo Administrators' position is without merit, and it intends to vigorously defend its position.

We have also been notified that the Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of September 30, 2025) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.9 million as of September 30, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 is included within - and not additive to -  the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 95.7% and 95.7% of our consolidated revenues in the three and nine months ended September 30, 2025, respectively, and 94.5% and 94.6% of our consolidated revenues in the three and nine months ended September 30, 2024, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies offer purchase of receivable, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2025 the associated cost was approximately 1.1% of GRE's revenues and approximately 1.3% of GRE's revenues for the three and nine months ended September 30, 2024. At September 30, 2025 and December 31, 2024, 83.3% and 83.6%, respectively, of GRE’s net accounts receivable were under POR programs.

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

The following table summarizes the percentage of consolidated trade receivables by customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2025 and December 31, 2024 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of September 30, 2025 or December 31, 2024).

	September 30, 2025	December 31, 2024
Customer A	10.9%	13.2%

The following table summarizes the percentage of revenues by customers that equal or exceed 10.0% of consolidated revenues for the three and nine months ended September 30, 2025 or 2024 (no other single customer accounted for 10.0% or greater of our consolidated revenues for the three and nine months ended September 30, 2025 or 2024):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	11.4%	20.9%	11.7%	21.9%
Customer B	10.3%	na	na	na

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

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Genie Retail Energy Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Electricity	126,575	100,694	25,881	25.7	320,523	268,390	52,133	19.4
Natural gas	5,795	5,055	740	14.6	43,312	35,867	7,445	20.8
Others	—	51	(51)	nm	3	725	(722)	nm
Total revenues	132,370	105,800	26,570	25.1	363,838	304,982	58,856	19.3
Cost of revenues	104,807	70,028	34,779	49.7	279,052	204,748	74,304	36.3
Gross profit	27,563	35,772	(8,209)	(22.9)	84,786	100,234	(15,448)	(15.4)
Selling, general and administrative expenses	17,404	20,734	(3,330)	(16.1)	53,792	56,337	(2,545)	(4.5)
Income from operations	$10,159	$15,038	$(4,879)	(32.4)	$30,994	$43,897	$(12,903)	(29.4)

nm—not meaningful

Revenues. Electricity revenues increased by 25.7% in the three months ended September 30, 2025 compared to the same period in 2024. The increase was due to increases in electricity consumption and the average price per kilowatt hour charged to customers in the three months ended September 30, 2025 compared to the same period in 2024. Electricity consumption by GRE’s REPs' customers increased by 21.2% in the three months ended September 30, 2025, compared to the same period in 2024, reflecting 9.4%  and 10.8% increases in the average number of meters served and average consumption per meter, respectively. The increase in meters served was driven by customer acquisitions during 2024 and 2025. The increase in consumption per meter in the three months ended September 30, 2025 compared to the same period in 2024 was due to a shift in customer mix into higher consumption territories. The average rate per kilowatt hour sold increased by 3.7% in the three months ended September 30, 2025 compared to the same period in 2024 due to general market conditions.

Electricity revenues increased by 19.4% in the nine months ended September 30, 2025 compared to the same period in 2024. The increase was due to an increase in electricity consumption partially offset by a decrease in the average price per kilowatt hour charged to customers in the nine months ended September 30, 2025 compared to the same period in 2024. Electricity consumption by GRE’s REPs' customers increased by 20.9% in the nine months ended September 30, 2025 compared to the same period in 2024, reflecting 14.6% and 5.5% increases in the average number of meters served and average consumption per meter, respectively. The increase in meters served was driven by customer acquisitions during 2024 and 2025. The increase in per meter consumption in the nine months ended September 30, 2025 compared to the same period in 2024 was due to a shift in customer mix into higher consumption territories. The average rate per kilowatt hour sold decreased by 1.2% in the nine months ended September 30, 2025 compared to the same period in 2024 due to general market conditions and the addition of meters on lower margin aggregation products in the second quarter of 2025.

Natural gas revenues increased by 14.6% in the three months ended September 30, 2025 compared to the same period in 2024. The increase was a result of a 14.4% increase in average revenue per therm sold in the three months ended September 30, 2025 compared to the same period in 2024, due to general market conditions. Natural gas consumption was flat in the three months ended September 30, 2025 compared to the same period in 2024. Average meters served and average consumption per meter were flat in the three months ended September 30, 2025 compared to the same period in 2024.

Natural gas revenues increased by 20.8% in the nine months ended September 30, 2025 compared to the same period in 2024. The increase was a result of increases in natural gas consumption and in average revenue per therm sold in the nine months ended September 30, 2025 compared to the same period in 2024. Natural gas consumption by GRE’s REPs’ customers increased by 14.5% in the nine months ended September 30, 2025 compared to the same period in 2024, reflecting 4.1% and 10.0% increases in average meters served and average consumption per meter, respectively. The increase in meters served was due to higher levels of customer acquisitions in in 2024 and 2025. The increase in per meter consumption is due, in part, to colder weather in many of our service areas in the first half of 2025 compared to the same period in 2024. The average revenue per therm sold increased by 5.5% in the nine months ended September 30, 2025, compared to the same period in 2024 due to general market conditions.

Other revenues in the nine months ended September 30, 2025 and 2024 included revenues from customer termination fees from commercial customers. Other revenues in the nine months ended September 30, 2025 included revenues from the sale of petroleum products in Israel.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Meters at end of quarter:
Electricity customers	316	332	325	333	311
Natural gas customers	86	87	88	90	88
Total meters	402	419	413	423	399

Gross meter acquisitions in the three months ended September 30, 2025, were 47,000 compared to 104,000 for the same period in 2024. Gross meter acquisitions in the nine months ended September 30, 2025, were 178,000 compared to 234,000 for the same period in 2024. Gross meter acquisitions for the three and nine months ended September 30, 2025 decreased compared to the same periods in 2024 as customer acquisition efforts returned to a normal level after aggressive efforts in 2024.

Meters served decreased by 17,000 between June 30, 2025 and September 30, 2025. Meters served decreased by 21,000 between September 30, 2025 and December 31, 2024. The decrease in the number of meters served at September 30, 2025 compared to June 30, 2025 and December 31, 2024 is due to new sales during the three and nine months ended September 30, 2025 failing to fully replace those lost to churn as customer acquisition returned to historically normal levels.

In the three months ended September 30, 2025, average monthly churn decreased to 5.1% compared to 5.6% for the same period in 2024. In the nine months ended September 30, 2025, average churn decreased to 5.1% from 5.4% compared to the same period in 2024.

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

(in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
RCEs at end of quarter:
Electricity customers	318	332	318	319	301
Natural gas customers	78	82	84	80	79
Total RCEs	396	414	402	399	380

RCEs at September 30, 2025 decreased 18,000 and 3,000  compared to June 30, 2025 and December 31, 2024, respectively. The decrease is due to decreases in the number of meters served as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$		%	2025	2024	$		%
Cost of revenues:
Electricity	$97,698	$67,032	$30,666	45.7		$246,267	$181,492	$64,775	35.7
Natural gas	7,109	2,996	4,113	137.3		32,785	22,591	10,194	45.1
Others	—	—	—	nm		—	665	(665)	nm
Total cost of revenues	$104,807	$70,028	$34,779	49.7		$279,052	$204,748	$74,304	36.3

nm—not meaningful

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2025	2024	Change	2025	2024	Change
Gross margin percentage:
Electricity	22.8%	33.4%	(10.6)	23.2%	32.4%	(9.2)
Natural gas	(22.7)	40.7	(63.4)	24.3	37.0	(12.7)
Others	nm	nm	nm	nm	8.3	nm
Total gross margin percentage	20.8%	33.8%	(12.9)	23.3%	32.9%	(9.6)

nm—not meaningful

Cost of revenues for electricity increased in the three months ended September 30, 2025 compared to the same period in 2024 primarily because of an increase in electricity consumption by GRE’s REPs’ customers combined with an increase in the average unit cost of electricity. The average unit cost of electricity increased 20.2% in the three months ended September 30, 2025 compared to the same period in 2024 due to general market conditions. The gross margin on electricity sales decreased in the three months ended September 30, 2025 compared to the same period in 2024 because the unit cost of electricity increased more than the increase in the average rate charged to customers.

Cost of revenues for electricity increased in the nine months ended September 30, 2025 compared to the same period in 2024 primarily because of an increase in electricity consumption by GRE’s REPs’ customers combined with an increase in the average unit cost of electricity. The average unit cost of electricity increased 12.3% in the nine months ended September 30, 2025 compared to the same period in 2024 due to general market conditions. The gross margin on electricity sales decreased in the nine months ended September 30, 2025 compared to the same period in 2024 because the average rate charged to customers decreased while the unit cost of electricity increased.

Cost of revenues for natural gas increased in the three months ended September 30, 2025 compared to the same period in 2024 primarily because of increases in the natural gas consumption by GRE's REPs' customers and the average unit cost of natural gas. The average unit cost of natural gas increased 136.7% in the three months ended September 30, 2025 compared to the same period in 2024 due to a significant increase in the wholesale price of natural gas. Gross margin on natural gas sales decreased in the three months ended September 30, 2025 compared to the same period in 2024 because the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas increased in the nine months ended September 30, 2025 compared to the same period in 2024 primarily because of increases in the natural gas consumption by GRE's REPs' customers  and the average unit cost of natural gas. The average unit cost of natural gas increased 26.8% in the nine months ended September 30, 2025 compared to the same period in 2024 due to increase in the wholesale price of natural gas especially in the second and third quarter of 2025. Gross margin on natural gas sales increased in the nine months ended September 30, 2025 compared to the same period in 2024 because of the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 16.1% in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in marketing and customer acquisition costs, employee-related expenses, management fees and billing and processing fees. Marketing and customer acquisition expenses decreased by $2.1 million in the three months ended September 30, 2025 compared to the same period in 2024 due to a decrease in meters acquired in the three months ended September 30, 2025 compared to the same period in 2024. Management fees decreased by $0.5 million in the three and nine months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in level of activity in Mirabito and Citizen Choice. Billing and processing fees decreased by $0.5 million in the three and nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in billing rates. Employee-related expenses decreased by $0.3 million in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in bonus accrual. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 19.6% in the three months ended September 30, 2024 to 13.1% in the three months ended September 30, 2025.

Selling, general and administrative expenses decreased by 4.5% in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to decreases in marketing and customer acquisition costs, employee-related expenses and credit losses partially offset by an increase in POR fees. Marketing and customer acquisition costs decreased by $2.1 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to decrease in meters acquired in the nine months ended September 30, 2025 compared to same period in 2024. Employee-related expenses decreased by $0.4 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in bonus accrual. Credit losses decreased by $0.4 million in nine months ended September 30, 2025 compared to the same period in 20024 due to some new utilities offering POR programs during the period, which also resulted in an increase of $0.5 million in POR fees. As a percentage of GRE’s total revenues, selling, general and administrative expense decreased from 18.5% in the nine months ended September 30, 2024 to 14.8% in the nine months ended September 30, 2025.

Genie Renewables Segment

The Genie Renewables (formerly GES) segment is primarily composed of our interests in Genie Solar, CityCom Solar and Diversegy, and also includes other earlier-stage initiatives. Genie Solar is an integrated solar energy company that develops, constructs and operates solar energy projects. CityCom Solar is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy provides energy procurement advisory services to commercial and industrial customers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$5,954	$6,117	$(163)	(2.7)%	$16,544	$17,318	$(774)	(4.5)%
Cost of revenue	3,498	3,982	(484)	(12.2)	10,468	12,523	(2,055)	(16.4)
Gross profit	2,456	2,135	321	15.0	6,076	4,795	1,281	26.7
Selling, general and administrative expenses	2,797	2,298	499	21.7	7,418	6,875	543	7.9
Impairment of assets	5	80	(75)	nm	40	199	(159)	(79.9)
Loss from operations	$(346)	$(243)	$(103)	42.4%	$(1,382)	$(2,279)	$897	(39.4)%

nm—not meaningful

Revenues. GREW's revenues decreased in the three months ended September 30, 2025 compared to the same periods in 2024 due to decreases in revenues generated by Genie Solar and CityCom Solar, partially offset by an increased in revenues generated by Diversegy. Genie Solar's revenues from the development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels decreased by $1.2 million in the three months ended September 30, 2025 compared to the same period in 2024 as the Company completed fewer projects during the period. In late 2024, we shifted our strategic focus from lower-margin commercial projects to the development and operation of utility-scale projects. Revenues from CityCom Solar decreased by $0.2 million in the three months ended September 30, 2025 compared to the same period in 2024 as a result of reduced level of activity during recent periods. Diversegy's revenues from commissions, entry fees and other fees increased by $1.3 million in the three months ended September 30, 2025 compared to the same period in 2024 due to strong growth in the number of customers and transactions in the past several quarters.

GREW's revenues decreased in the nine months ended September 30, 2025 compared to the same period in 2024 due to decreases in revenues generated by Genie Solar and CityCom Solar partially offset by an increase in revenues from Diversegy. Genie Solar's revenues from development of solar projects, electricity generation from operating solar projects and sale of solar panels decreased by $3.9 million in the nine months ended September 30, 2025 compared to the same period of 2024 as we shifted our strategic focus from lower margin commercial projects to the development and operation of utility-scale projects. Revenues from CityCom Solar decreased by $1.1 million in the nine months ended September 30, 2025 compared to the same period in 2024 as a result of reduced level of activity for the past few quarters. Diversegy's revenues from commissions, entry fees and other fees increased by $4.3 million in the nine months ended September 30, 2025 compared to the same period in 2024 due to strong growth in the number of customers and transactions in the past several quarters.

Cost of Revenues. The variations in the cost of revenues for the three and nine months ended September 30, 2025 compared to the same periods in 2024 are due to changes in the mix of products from which the revenues were generated during the periods.

Selling, General and Administrative. Selling, general and administrative expenses increased by 21.7 % in the three months ended September 30, 2025 compared to the same period in 2024 due to increases in employee-related costs and legal expenses. Employee-related costs increased by $0.4 million in the three months ended September 30, 2025 compared to the same period in 2024, due to an increase in the number of employees, especially in Diversegy. Legal expenses increased by $0.1 million in the three months ended September 30, 2025 compared to the same period in 2024 due to an increase in legal requirements of Genie Solar projects, specifically those nearing its operational stage.

Selling, general and administrative expenses increased by 7.9% in the nine months ended September 30, 2025 compared to the same period in 2024 due to increases in employee-related costs and legal expenses, partially offset by a decrease in warehousing costs. Employee-related costs increased by $0.6 million in the nine months ended September 30, 2025 compared to the same period in 2024, due to an increase in the number of employees, especially in Diversegy. Legal expenses increased by $0.2 million in the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in legal requirements of Genie Solar projects, specifically those nearing its operational stage. Warehousing cost of solar panels decreased by $0.3 million in the nine months ended September 30, 2025 compared to the same period in 2024 due to a change in warehousing service provided in the fourth quarter of 2024.

Impairment of assets. The impairment of assets recorded in the three and nine months ended September 30, 2025 and 2024 relates to capitalized cost of Genie Solar related to solar projects that were discontinued during the periods.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative expenses	2,414	2,128	286	13.4	6,474	6,864	(390)	(5.7)
Provision for captive insurance liability	465	991	(526)	(53.1)	1,370	2,667	(1,297)	(48.6)
General and administrative expenses and loss from operations	$2,879	$3,119	$(240)	(7.7)%	$7,844	$9,531	$(1,687)	(17.7)%

Corporate general and administrative expenses increased by 13.4% in the three months ended September 30, 2025 compared to the same period in 2024, primarily because of an increase in auditing fees due to a change in external auditors in the second quarter of 2025. As a percentage of consolidated revenues, Corporate general and administrative expenses decreased to 1.7% in the three months ended September 30, 2025 from 1.9% in the three months ended September 30, 2024.

Corporate general and administrative expenses decreased by 5.7% in the nine months ended September 30, 2025 compared to the same period in 2024, primarily because of decreases in employee-related costs and charitable contributions, partially offset by an increase in auditing fees. Employee-related costs decreased by $0.5 million in the nine months ended September 30, 2025 compared to the same period in 2004 due to a decrease in bonus accrual. In the nine months ended September 30, 2024, we donated $0.2 million to Genie Charitable Foundation. Audit fees increased by $0.3 million for the nine months ended September 30, 2025 compared to the same period in 20204 due to a change in external auditors in the second quarter of 2024. As a percentage of consolidated revenues, Corporate general and administrative expenses decreased to 1.7% in the nine months ended September 30, 2025 from 2.1% in the nine months ended September 30, 2024.

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

In the fourth quarter of 2024, we expanded our self-insurance risk management strategy to cover an additional risk related to our current and historical business operations. The coverage is being provided on an occurrence basis, with an initial policy that reflects exposure for (1) occurrences in the year prior to implementation, to claims made subsequent to program inception, to the extent recoveries were still possible under relevant statutes of limitation, and (2) exposure for annual periods commencing with implementation of the program.

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

In 2024, we paid $39.6 million premiums to the Captive, which cash is included in restricted cash in our condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. The Captive must maintain a sufficient level of cash to fund future reserve payment and secure the insurer's liabilities, particularly those related to the insured risks. We also recognized $0.5 million and $1.0 million provision for captive insurance liability for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $2.7 million for the nine months ended September 30, 2025 and 2024 related to the Captive's exposure for the insured risks.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million in each of the three months ended September 30, 2025 and 2024 and $1.9 million and $1.8 million for the nine months ended September 30, 2025 and 2024. At September 30, 2025, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $4.1 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Income from operations	$6,934	$11,676	$(4,742)	(40.6)%	$21,768	$32,087	$(10,319)	(32.2)%
Interest income	1,847	2,346	(499)	(21.3)	5,826	5,049	777	15.4
Interest expense	(157)	(22)	(135)	613.6	(502)	(385)	(117)	30.4
Other income (loss), net	182	56	126	nm	(274)	1,398	(1,672)	nm
Gain on marketable equity securities and investments	398	122	276	226.2	1,071	349	722	206.9
Provision for income taxes	(2,469)	(3,924)	1,455	(37.1)	(7,928)	(10,309)	2,381	(23.1)
Net income from continuing operations	6,735	10,254	(3,519)	(34.3)	19,961	28,189	(8,228)	(29.2)
Loss from discontinued operations, net of tax	(5)	(25)	20	(80.0)	(62)	(435)	373	(85.7)
Net income	6,730	10,229	(3,499)	(34.2)	19,899	27,754	(7,855)	(28.3)
Net (loss) income attributable to noncontrolling interests	(13)	30	(43)	(143.3)	(297)	(179)	(118)	65.9
Net income attributable to Genie Energy Ltd.	$6,743	$10,199	$(3,456)	(33.9)%	$20,196	$27,933	$(7,737)	(27.7)%

nm—not meaningful

Interest income.  Interest income decreased in the three months ended September 30, 2025, compared to the same period in 2024 primarily due to a decrease in interest rates during the periods. Interest income increased in the nine months ended September 30, 2025, compared to the same periods in 2024 primarily due to increases in average balances of cash and cash equivalents and restricted cash during the periods.

Other Income (loss), net.  Other income, net in the three and nine months ended September 30, 2025 and 2024 consisted primarily of foreign currency transactions.

Provision for Income Taxes. The change in the reported tax rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is the result of changes in the mix of jurisdictions in which taxable income was earned and the nature of certain deductions.

Net (Income) Loss Attributable to Noncontrolling Interests. The variations in net loss attributable to noncontrolling interests (or shift from net loss to net income attributable to noncontrolling interest) in the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the share of noncontrolling interest in the operations of Citizens Choice Energy.

Gain on Marketable Equity Securities and Investments. The gain on marketable equity securities and investment for the three and nine months ended September 30, 2025 and 2024 pertains to the change in fair value of the Company's investments in various investments in equity of several entities.

Net loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three and nine months ended September 30, 2025 and 2024 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $206.2 million balance of unrestricted and restricted cash and cash equivalents that we held at September 30, 2025 will be sufficient to meet our anticipated cash requirements for at least the period to November 6, 2026.

At September 30, 2025, we had working capital (current assets less current liabilities) of $113.3 million.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows provided by (used in):
Operating activities	$28,123	$49,174
Investing activities	(10,383)	(11,545)
Financing activities	(14,766)	(18,461)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(120)
Increase in cash, cash equivalents and restricted cash of continuing operations	2,905	19,048
Cash flows provided by discontinued operations	2,274	8,570
Net increase in cash, cash equivalents and restricted cash	$5,179	$27,618

Operating Activities

Cash, cash equivalents and restricted cash provided by operating activities of continuing operations decreased by $21.1 million to $28.1 million in the nine months ended September 30, 2025 compared to $49.2 million in the nine months ended September 30, 2024. The decrease in cash flows is due primarily to the fluctuation in the results of operations in the nine months ended September 30, 2025 compared to the same period in 2024.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $10.4  million for the nine months ended September 30, 2025, compared to the same period in 2024.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2023. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2025, we were in compliance with such covenants. At September 30, 2025, restricted cash—short-term of $2.2 million and trade accounts receivable of $64.3 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.5 million at September 30, 2025.

We had purchase commitments of $111.1 million at September 30, 2025, of which $104.5 million was for purchases of electricity.

As discussed above, in December 2023, we established the Captive insurance subsidiary. At September 30, 2025, the balance of short-term and long-term restricted cash and cash equivalents of the Captive are $16.7 million and $70.7 million, respectively. We also recognized $0.5 million and $1.4 million provision for captive insurance liability for the three and nine months ended September 30, 2025, related to the Captive's exposure for the insured risks. At September 30, 2025, the current and noncurrent captive insurance liability of $9.4 million and $70.7  million, respectively, are included in our condensed consolidated balance sheet. The amount of the expected loss liability for each risk is based on an analysis performed by a third-party actuary which assumed historical patterns. The key assumptions used in developing these estimates are subject to variability.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2025 and 2052. Our future lease payments under the operating leases as of September 30, 2025 were $2.3 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2025, we had outstanding aggregate performance bonds of $29.4 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures increased $1.7 million for the nine months ended September 30, 2025 compared to the same period in 2024. The capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2025 will be between $7.0 million to $10.0 million mostly related to the solar projects of GREW.

In the nine months ended September 30, 2025 and 2024, we acquired nominal interests in various ventures for an aggregate amount of investments of $3.9 million and $4.0 million, respectively.

In the nine months ended September 30, 2025, we invested $1.9 million towards the improvement of an investment property we acquired in the third quarter of 2024.

In the nine months ended September 30, 2025, we received $1.2 million from several investees for the return of our investments. There were no similar cash receipts in the nine months ended September 30, 2024.

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

Financing Activities

In the nine months ended September 30, 2025 and 2024, we paid aggregate dividends of $0.225 per share to stockholders of our Class A common stock and Class B common stock, or total aggregate dividends of $6.0 million and $6.2 million in the nine months ended September 30, 2025 and 2024, respectively. On October 30, 2025 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 19, 2025 to stockholders of record as of the close of business on November 10, 2025.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the nine months ended September 30, 2025, we acquired 409,758 Class B common stock under the stock purchase program for an aggregate amount of $6.6 million. In the nine months ended September 30, 2024, we acquired 492,032 Class B common stock under the stock purchase program for an aggregate amount of $7.9 million. At September 30, 2025, 3.6 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In the nine months ended September 30, 2025 and 2024, we paid $2.1 million and $3.6 million, respectively, to repurchase our Class B common stock of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock and exercise of stock options. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller of the interest and delivered a note payable to the seller in the amount of $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate and interest is payable on maturity. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our condensed consolidated balance sheets. At September 30, 2025, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031. Accrued interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at September 30, 2025, we were in compliance with all such covenants.  At September 30, 2025, there was $7.3 million outstanding under the Term Loan at a weighted average interest rate of 6.3%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At September 30, 2025, an aggregate of $0.8 million are deposited in NCB and are subject to certain restrictions.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was reduced to $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2025, there are $0.7 million in letters of credit issued by JP Morgan Chase Bank. At September 30, 2025, the cash collateral of $3.3 million was included in restricted cash—short-term in our condensed consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $2.3 million in the nine months ended September 30, 2025 compared to $8.6 million in the same period in 2024. The cash provided by operating activities of discontinued operations in the nine months ended September 30, 2025 and 2024 pertains to the proceeds from the settlement of hedges of Lumo Sweden.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2025 had remained the same as in the three months ended September 30, 2024, our gross profit from electricity would have increased by $11.9 million and our gross profit from natural gas would have increased $3.4 million. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2025 had remained the same as in the nine months ended September 30, 2024, our gross profit from electricity would have increased by $30.8 million and our gross profit from natural gas would have increased by $4.7 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps, therefore the mark-to-market change in fair value is recognized in cost of revenues in our condensed consolidated statements of operations. We recognized losses from derivative instruments of $4.1 million and $4.9 million in the three and nine months ended September 30, 2025, respectively, and losses from derivative instruments of $6.2 million and $20.1 million for the three and nine months ended September 30, 2024, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in the 2024 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the third quarter of 2025:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price	Plans or	Plans or
	Purchased	per Share	Programs	Programs (1)
July 1–31, 2025	—	$—	—	3,714,486
August 1–31, 2025	206,312	16.14	123,621	3,590,865
September 1–30, 2025	—	—	—	3,590,865
Total	206,312	$—	123,621

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 82,691 shares of Class B Common Stock that was tendered by officers and employees to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their current fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 6, 2025	By:	/s/ Michael M. Stein
Michael M. Stein

Chief Executive Officer

November 6, 2025	By:	/s/ Avi Goldin
Avi Goldin

Chief Financial Officer