Form 10-K
period 2025-12-31
Genie Energy Ltd.
filed 2026-05-01
CIK 1528356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025,

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $26.88 per share, as reported on the New York Stock Exchange, was approximately $512.4 million.

As of April 27, 2026, the registrant had outstanding 24,826,192 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 4,529,558 shares of Class B common stock held in treasury by the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders, to be held June 3, 2026, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Genie Energy Ltd.

Annual Report on Form 10-K

i

EXPLANATORY NOTE

GENERAL

On March 9, 2026, the Audit Committee of the Board of Directors of Genie Energy Ltd. (the “Company”) in consultation with the Company’s management concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 contained in the Company’s Annual Report on Form 10-K, and the Company’s previously issued unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods in 2024 and 2025 that were included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 (collectively, the “Prior Periods”), should not be  relied upon and require restatement (the “Restatement”) because of errors related to the accounting for the liability associated with the Company's captive insurance subsidiary recorded in the Prior Periods that resulted in material misstatements of cash and cash equivalents, restricted cash—short-term and long-term, deferred income tax assets, net, income taxes payable and current and noncurrent captive insurance liabilities on the consolidated balance sheets, and provision for captive insurance liability and provision for income taxes on the consolidated statements of operations (resulting in understatements of Income from Operations and Net Income), included in the consolidated financial statements for the Prior Periods. The Company's consolidated statements of statements of stockholders' equity and consolidated statements of cash flows for the Prior Periods are also restated to reflect the adjustments in the consolidated balance sheets and consolidated statements of operations. Additionally, the Company’s earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to its financial statements or results for the Prior Periods and the Reports of our prior Independent Registered Public Accounting Firm on the financial statements and internal control over financial reporting for 2023 and 2024 should not be relied upon.

RESTATEMENT

This Annual Report on Form 10-K for the year ended December 31, 2025 includes audited Consolidated Financial Statements at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, as well as relevant unaudited interim financial information for the quarterly and year to date periods ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024. We have restated certain information within this Annual Report on Form 10-K, including our Consolidated Financial Statements at December 31, 2024 and for the years ended December 31, 2024 and 2023 and the relevant unaudited interim financial information for the quarterly and year to date periods ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2026, the need for the Restatement was discovered during the course of the audits of the Company’s consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. The Company was required to undertake a re-audit of its consolidated financial statements for 2024 and 2023 because the registration of its prior independent registered public accounting firm, Zwick CPA, PLLC, who had conducted the audits of those periods and issued reports thereon, was revoked by the Public Company Accounting Oversight Board (the “PCAOB”).

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K restates amounts previously included in the annual reports for 2024 and 2023 described above, including the audited Consolidated Financial Statements at December 31, 2024 and for the fiscal years ended December 31, 2024 and 2023.

See Note 1 — Restatement of Previously Issued Consolidated Financial Statements and Note 21 — Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information.

INTERNAL CONTROL CONSIDERATIONS

In connection with the Restatement, management has identified a material weakness in the Company’s internal control over financial reporting resulting in the conclusion that our internal control over financial reporting and disclosure controls were not effective as of December 31, 2025. Management has taken and is taking additional steps to remediate the material weakness in our internal control over financial reporting. Additional details regarding the material weakness are reflected in this Annual Report on Form 10-K. See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Item 1. Business.

BUSINESS OVERVIEW

Genie Energy Ltd. is end-to-end provider of energy services. We manage our business and report results through two reporting segments.

●    Genie Retail Energy (“GRE”) supplies electricity and natural gas to residential and small business customers through retail energy providers ("REPs") operating in certain deregulated markets within the United States; and

●    Genie Renewables ("GREW") is primarily comprised of the following three lines of businesses:

o    Genie Solar — an integrated solar energy company;

o    CityCom Solar (“CityCom”) — a marketer of community solar and alternative products and services complementary to our energy offerings;

o    Diversegy LLC (“Diversegy”) — an energy procurement advisor for industrial, commercial and municipal customers; and

o    Roded Recycling Industries ("Roded") — a producer of high-grade plastic pallets from recycled materials.

REPORTABLE SEGMENTS

We have two reportable business segments: GRE and GREW. Our reportable segments are distinguished by types of service, customers and customer geography. Financial information by segment and geographic areas is presented in "Note 20 — Business Segment and Geographic Information" in the Notes to our Consolidated Financial Statements in this Annual Report.

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

GREW consists of our 95.5% interest in Genie Solar, our 93.8% interest in CityCom Solar, our 91.5% interest in Diversegy and our 72.2% interest in Roded.

DISCONTINUED OPERATIONS IN UNITED KINGDOM, FINLAND AND SWEDEN

Previously, the Company had a third segment, Genie Retail Energy International, or GREI, which supplied electricity and natural gas to residential and small business customers in certain markets in Europe. GREI was comprised of Orbit Energy Limited ("Orbit”), which operated in the United Kingdom, Lumo Energia Oyj (“Lumo Finland”) which operated in Finland and Lumo Energi AB (“Lumo Sweden”) which operated in Sweden.

On November 29, 2021, Orbit was declared insolvent. Effective December 1, 2021, the administration of Orbit was transferred to third-party administrators (the "Orbit Administrator"). The accounts of Orbit were deconsolidated from those of the Company effective December 1, 2021.

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

RECENT DEVELOPMENTS

In November 2025, Genie Solar completed construction of, and began generating power from Lansing Community Solar, its first company-owned community solar project in Upstate New York.

DIVIDENDS

We currently pay a quarterly dividend on our Class A and Class B common stock.

The aggregate dividends paid in the year ended December 31, 2025 on our  Class A and Class B common stock (the “Common Stock”) was $8.0 million, as follows:

●	On February 26, 2025, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the fourth quarter of 2024 to stockholders of record at the close of business on February 18, 2025.

●	On May 30, 2025, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the first quarter of 2025 to stockholders of record at the close of business on May 19, 2025.

●	On August 19, 2025, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the second quarter of 2025 to stockholders of record at the close of business on August 11, 2025.

●	On November 19, 2025, we paid a quarterly dividend of $0.0750 per share on our Common Stock for the third quarter of 2025 to stockholders of record as of the close of business on November 10, 2025.

On February 26, 2026, we paid a quarterly dividend of $0.075 per share on our Common Stock for the fourth quarter of 2025 to stockholders of record as of the close of business on February 18, 2026.

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

GRE’s REP businesses operate in certain utility territories within the deregulated retail energy markets of nineteen states in the United States: California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas, as well as in Washington, D.C. As part of our ongoing business development efforts, we routinely evaluate other deregulated jurisdictions for opportunities to accelerate the growth of our customer base and to reduce operational and regulatory risks associated with geographical concentration.

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

Historically, GRE has expanded its REP businesses primarily through organic growth of its REPs and acquisition of other REPs. Organic growth is achieved by adding new customers through customer acquisition programs at a rate faster than customers are lost through attrition. New customers are generally acquired through a combination of marketing and sales channels including door-to-door solicitation, telemarketing, online and digital marketing, direct mail, and municipal aggregation contracts. Municipal aggregation contracts award the electricity supply of the participating residents of a municipality or other grouping to a single supplier at a fixed price.

GRE evaluates its customer base both in terms of the numbers of commodity meters served and the number of Residential Customer Equivalents ("RCEs") represented by these meters. An RCE is a unit of measure denoting the typical annual commodity consumption of a single-family residential customer. One RCE represents 1,000 therms of natural gas or 10,000 kWh of electricity.

Customer churn is a significant factor in the REP business. GRE's REPs' monthly churn rates average between four and seven percent per month. Customer churn tends to be impacted by commodity prices, weather-driven consumption changes and the prices charged to REP customers relative to competitors including the incumbent utility. Newly acquired customers typically have higher rates of churn than longer-tenured customers, and thus churn rates tend to be higher during and shortly after periods of significant expansion of our customer base. Expiration of municipal aggregation deals also impacts churn when the customers are moved en masse to the new supplier.

GRE’s revenue represented approximately 95.3%, 94.9% and 95.6% of our total consolidated revenue in 2025, 2024 and 2023, respectively. In 2025, GRE generated revenue of $478.5 million comprised of $412.8 million from sales of electricity, $65.7 million from sales of natural gas and a nominal amount from other sources, as compared with revenue of $403.3 million in 2024, comprised of $350.5 million from the sales of electricity, $52.1 million from the sales of natural gas and $0.7 million from other sources and in 2023, consolidated revenue was $409.9 million, comprised of $350.8 million from the sales of electricity, $56.0 million from the sales of natural gas and $3.1 million from other sources.

GRE’s REP revenue is seasonal. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Approximately 43.3%, 43.0% and 48.1% of our natural gas revenues in 2025, 2024 and 2023, respectively, were generated during the first quarter, when the demand for heating in our service areas tends to be highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7%, 28.7% and 32.5% of total revenues from electricity sales in 2025, 2024 and 2023, respectively, were generated in the third quarter when the demand for cooling in our service areas tends to be highest.

Severe and unusual weather patterns have significantly impacted GRE’s financial results at various times through its history, and will likely do so from time to time in the future. For example, a polar vortex that impacted the northeast in the first quarter of 2014 and Winter Storm Uri that impacted Texas in the first quarter of 2021 both resulted in significant losses for GRE.

Global climate change has produced variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, and more frequent and extreme weather events, which could further impact our operations. Weather projections suggest increases to summer temperature and humidity trends, as well as more erratic precipitation and storm patterns over the long term. The frequency in which weather conditions emerge outside the current expected climate norms could contribute to the weather-related impacts discussed above and could increase the frequency or severity of weather-related events that impact GRE's operations.

As of December 31, 2025, GRE serviced 346,000 meters (258,000 electric and 88,000 natural gas), and had 329,000 RCEs (250,000 electric and 79,000 natural gas). As of December 31, 2024, GRE serviced 423,000 meters (333,000 electric and 90,000 natural gas) and had 399,000 RCEs (319,000 electric and 80,000 natural gas).

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

REPs generally have no significant fixed assets and have low levels of capital expenditure. Their cost of revenue is incurred to purchase electricity and natural gas in their respective wholesale markets and other factors. Selling, general and administrative expenses are primarily related to customer acquisition, customer retention, billing and purchase of receivables, or POR, fees paid to the utilities, and overall program management.

As of December 31, 2025, there were thirty-two U.S. states in which there is some level of energy deregulation. We currently market in all the states where residential deregulation covers both electricity and natural gas, and in some states, where residential deregulation covers only one commodity. We are in the process of applying for licenses or setting up operations in certain such states and are constantly evaluating market opportunities in others.

Marketing

The services of GRE’s REPs - IDT Energy, Residents Energy, TSE, SFP, Evergreen and Mirabito are made available to customers under several offerings with distinct terms and conditions. The offerings include fixed rate contracts whose unit price remains the same throughout the agreed upon term and variable rate programs whose prices may be adjusted month-to-month. The frequency and degree of these rate adjustments are determined by GRE. Variable rate products are available to all customers in all states served by GRE’s REPs except for Connecticut.

As of December 31, 2025, meters supplied under variable rate offerings constituted approximately 44.7% of GRE's meter base. The balance of meters were supplied under fixed rate agreements.

GRE’s REPs offer green electricity and green natural gas products in many of their markets. Renewable electricity supply is 100% matched with renewable energy certificates, or RECs, that reflect the generation of electricity from sources such as hydro-electric, wind, solar and biomass. Green natural gas supply is matched with carbon offsets certificates generated mostly from greenhouse gas emission reduction projects.

The electricity and natural gas we sell through our offerings are metered and delivered to customers by the local utilities. The utilities also provide billing and collection services for the majority of our customers.

In many states, GRE’s REPs’ receivables are purchased by the utilities in their territories for a percentage of their face value. In exchange, the utility accepts a first priority lien against the customer receivable without recourse to the REP. Programs operating within this framework are referred to as purchase of receivables, or POR, programs, and they mitigate our credit risk. Over the course of 2025, the associated cost was approximately 1.1% of GRE's revenue. At December 31, 2025, 86.6% of GRE’s net accounts receivable were under a POR program.

Certain utilities in Connecticut, Ohio, New York, Pennsylvania, Illinois, Washington, D.C., Rhode Island and Massachusetts offer POR programs, without recourse. These programs permit customers with past-due balances to remain in the POR and consolidated bill programs. However, utilities in New Jersey generally do not permit customers with past-due balances beyond 120 days to enroll or remain in their POR programs. After a certain amount of time (determined based on the specific commodity), the REP becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. Certain utilities in Delaware, Illinois, New Hampshire and Ohio do not offer POR, but they do offer consolidated billing, where the utility invoices the customers on our behalf. In Florida and Texas, there are no POR or consolidated billing programs and we invoice customers directly.

GRE targets markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real-time market that reflects a fair commodity price for all participants. This allows GRE to reflect a true market cost base and adjust its rates to its variable rate customers taking into account prevailing market rates.

We regularly monitor deregulated and deregulating markets in states where we do not yet operate to determine whether and under what conditions we could operate profitably. We may initiate the licensing process in a selected region to facilitate entry into that region contingent upon favorable regulatory developments.

Procurement and Management of Gas and Electric Supply

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at the market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2025, the Company was in compliance with such covenants.

GRE's REPs are required to meet certain minimum green energy supply criteria in many of the markets in which it operates. We meet those thresholds by acquiring RECs. In addition, GRE offers green or other renewable energy products to its customers in many of the territories in which we operate. GRE acquires green renewable energy conversion rights or attributes and RECs to satisfy the load requirements of electricity customers and carbon offsets for natural gas customers.

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

As of December 31, 2025, GRE’s REPs operate in Washington D.C., New York, Pennsylvania, New Jersey, Maryland, Illinois, Indiana, Ohio, Michigan, New Hampshire, Rhode Island, Connecticut, Florida, Massachusetts, Delaware, Maine, Texas, California and Georgia. The federal government and related public service/utility commissions, among others, establish the rules and regulations for our REP operations.

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

The IRA created or expanded a range of tax credits and incentives intended to support deployment of clean energy technologies, energy efficiency, electric transportation, carbon capture and related infrastructure investments.

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

The reelection of President Donald Trump has altered the landscape of federal climate policy. President Trump has taken several actions that pare back climate and sustainability initiatives from prior administrations and called for the repeal or modification of certain prior climate-related programs and incentives. It is not yet clear what impact, if any, these actions may have on us. President Trump has also emphasized the importance of reliable, affordable electricity to grow the economy and protect national security, and has specifically cited nuclear energy as an important technology.

On January 20, 2025, President Trump issued the executive order “Unleashing American Energy.” The order revokes President Biden’s Executive Orders related to climate initiatives. In addition to withdrawing from the Paris Climate Agreement, President Trump directed the United States Environmental Protection Agency (EPA) to abandon the consideration of the “social cost of carbon” in regulatory determinations and submit a recommendation on the fate of the 2009 finding under the Clean Air Act (CAA) that greenhouse gases threaten public health and welfare, which serves as a necessary statutory prerequisite for EPA to implement greenhouse gas emission standards for motor vehicles and other sectors. The order also directed federal agencies to pause or reassess certain clean energy and climate-related funding programs established under the IRA and Infrastructure Investment and Jobs Act, subject to applicable law.

On July 4, 2025, The One Big Beautiful Bill Act (OBBB) was enacted into law, which accelerated the phase-out or termination of certain clean energy tax credits that were central to the Inflation Reduction Act. For wind and solar projects, tax credits were subject to shortened eligibility timelines. Projects must either be completed by the end of 2027 or begin construction within 12 months of the bill's passage to qualify, compared to other clean energy technologies like battery storage and carbon capture which retain credits into the next decade. The residential solar tax credit (Section 25D) terminates on December 31, 2025, while EV charger credits must be placed in service by June 30, 2026, and clean commercial vehicle credits require acquisition by September 30, 2025. One notable exception is the clean fuel production credit (Section 45Z), which was extended through 2029, though with reduced values for sustainable aviation fuel and requirements that feedstocks come exclusively from the US, Canada, or Mexico. The law also introduces complex "Foreign Entity of Concern" restrictions that prohibit tax credits for projects with ownership, control, or material assistance from entities connected to China, North Korea, Russia, or Iran, creating significant compliance burdens for developers and potentially disrupting supply chains that have relied on foreign components and materials.

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

Employees

As of April 10, 2026, GRE employed 139 employees, 56 of whom are located in our New Jersey office, 52 of whom are located in the New York office, 20 of whom are located in our Arizona office and 11 of whom are located in Texas.

Genie Renewables

Overview

GREW is comprised of businesses that market and provide renewable and other energy solutions. GREW currently primarily consists of (i) our 95.5% interest in Genie Solar, (ii) our 93.8% interest in CityCom, (iii) our 91.5% interest in Diversegy. and (iv) our 72.2% interest in Roded.

Genie Solar is engaged in multiple facets of the solar energy ecosystem including, development, construction, management and operations of small utility scale solar generation projects including community solar. We utilize our best-in-class technology and expertise to identify and permit potential solar sites, design, build operate them as well as to evaluate and acquire operating solar generation assets. Genie Solar holds our 60.0% interest in Prism which specializes in sales of solar panels.

Our current solar portfolio consists of a 9.4 MW operating portfolio of projects in Ohio and Michigan, 6 MW of operational community solar in New York, 4 MW community solar projects in New York that are at the construction phase and 6 MW of projects in permitting.

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

Roded is a pre-revenue start-up that has developed, engineered, and tested proprietary processes for converting certain agricultural and industrial plastic wastes into various commercial plastic products. Because its primary input is low-cost plastic waste that would otherwise be disposed in landfills or incinerated, and because Roded products may qualify for plastic waste reduction program credits in certain jurisdictions. Roded’s manufactured products may significantly undercut current offerings in multiple markets. Roded expects to bring its first offerings – high-grade recycled plastic pallets to market in Israel in 2026, and is pursuing expansion to other key locations within the $70 billion plus global pallet market.

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

CityCom markets direct to consumer customer acquisition solutions for community solar and alternative products and services across United States

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

Roded competes in the $70.0 billion plus global market for shipping pallets with a focus on plastic pallets. The plastic pallet segment is experiencing particularly robust expansion, growing faster than the overall pallet market with compound annual growth rates ranging from 6.0% to 8.3% depending on the specific segment and application. The company currently markets its products in Israel and is pursuing expansion to other key locations.

Business Operations

In 2025, Genie Solar accounted for 0.9% and 18.3% of our consolidated revenue and GREW segment's revenue, respectively.

In 2025, CityCom Solar accounted for 0.3% and 5.9% of our consolidated revenue and GREW segment's revenue, respectively.

In 2025, Diversegy accounted for 3.5% and 75.1% of our consolidated revenue and GREW segment's revenue, respectively.

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

In April 2024, EPA issued a final rule that regulates greenhouse gases from existing coal, new natural gas-fired power plants, and existing oil/gas steam generators under Clean Air Act section 111. The applicable standards are subcategorized by retirement date for existing coal and capacity factor for existing gas. EPA has solicited comments on approaches for regulating GHGs from existing gas plants in a docket that closed in May 2024. In October 2024, the U.S. Supreme Court rejected a request to temporarily block implementation of EPA's GHG standards for existing coal, new gas, and existing oil/gas steam generators. The rule is currently being litigated in the DC Circuit. Under the Unleashing American Energy Executive Order, issued on January 20, 2025, agencies are directed to revisit regulations that “impose an undue burden” on the use of domestic energy resources, including coal, natural gas, and oil. In February 2025, EPA filed a motion to hold the D.C. Circuit litigation in abeyance.

In February 2026, the EPA issued a final rule which rescinded its 2009 Greenhouse Gas Endangerment Finding under Section 202(a)(1) of the Clean Air Act and eliminated all existing GHG emissions standards for motor vehicles. While the 2009 endangerment finding did not directly regulate the utility industry, the EPA could apply the same legal theories in this final rule to other federal regulations on GHG emissions, including those under Section 111. After the EPA issued the final rule, certain entities filed litigation in the D.C. Circuit challenging the rescission. Additional litigation is expected to be filed.

Under the January 20, 2025 Executive Order “Unleashing American Energy,” federal agencies are directed to review regulations imposing undue burdens on domestic energy resources, including coal, natural gas, and oil, which may affect the timing and implementation of these proposed rules.

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

The IRA, enacted August 16, 2023, established Federal ITC incentives for renewable energy and energy storage projects. Certain ITC incentives were subsequently accelerated or curtailed under the One Big Beautiful Bill Act (OBBB, July 4, 2025), including revised construction or completion deadlines for wind and solar projects. The Federal ITC for standalone energy storage remains available for eligible costs, subject to these limitations.

As discussed above, on July 4, 2025, the OBBB was enacted into law, which dramatically curtails the clean energy sector by accelerating the elimination of tax credits that were central to the Inflation Reduction Act.

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

Many states have also adopted procurement requirements for renewable energy production. Thirty states, Washington, D.C., and two territories have active renewable or clean energy requirements, while an additional 3 states and 1 territory have set voluntary renewable energy goals. Renewable portfolio standard ("RPS") legislation has seen two opposing trends in recent years. On one hand, many states with RPS targets are expanding or renewing those goals. Since 2018, 15 states, 2 territories, and Washington, D.C., have passed legislation to increase or expand their renewable or clean energy targets. Eleven states and one territory have allowed their RPS targets to expire.

There are 41 states that have a regulatory policy known as net metering. Net metering typically allows customers to interconnect their on-site solar generation facilities to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar generation facility in excess of electric load that is exported to the grid. Some states require utilities to provide net metering to their customers until the total generating capacity of net metered systems exceeds a set percentage of the utilities’ aggregate customer peak demand.

Growth Strategy

Genie Solar expects to continue operating its portfolio of operating solar assets and complete construction of the projects in progress.

CityCom expects to grow by expanding customers base within its existing product and services as well as by expanding into additional product markets.

Diversegy expects to grow by expanding its market reach, enhancing product service offerings, leveraging new technology platforms and deepening its strong client relationships.

Roded expects to bring its initial commercial offering, a recycled plastic pallet, to market in Israel in 2026 and to demonstrate that it can utilize its proprietary technologies at scale. Also in 2026, Roded expects to identify and obtain sites for additional manufacturing facilities to meet local demand in certain global markets.

Competition

At CityCom, we face competition from alternative service providers as well as alternative products and services that source customers for our clients.

At Diversegy, the energy procurement market is highly competitive with a number of different competition types. We face competition from other brokers as well as other REPs and incumbent utilities that market directly to customers.

At Roded, the market for plastic is dominated by a mix of large multinational manufacturers that compete on durability, weight and total cost of ownership against each other and traditional wood pallet suppliers. Roded expects to bring its initial commercial offering, a recycled plastic pallet, to market in Israel in 2026 and to demonstrate that it can utilize its proprietary technologies at scale.  Also in 2026, Roded expects to identify and obtain sites for additional manufacturing facilities to meet local demand in certain global markets.

Employees

As of April 10, 2026, GREW employed 51 employees, 20 of whom are located in our New Jersey office, 18 of whom are located in our Florida office and 13 of whom are located in our Israel office working for Roded.

Climate Change

As indicated by the Intergovernmental Panel on Climate Change, emissions of, including carbon dioxide, are very likely changing the world’s climate. Climate change could affect customer demand for the Company's offerings. It might also cause physical damage to the energy production ecosystem that the Company's REPs rely on to procure electricity and natural gas for their customers. Additionally, climate change could affect the availability of risk management products and services that the Company’s REPs rely on to manage  their risk position.

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris  (commonly referred to as the “Paris Agreement”) to reduce GHG emissions. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016.  The Company cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting carbon dioxide emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations. In January 2025, the United States announced its intent to withdraw from the Paris Agreement; however, withdrawal does not directly alter existing domestic statutory or regulatory requirements.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act (CAA),” concluding that concentrations of several key GHGs constitute an "endangerment" and may be regulated as "air pollutants" under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating units (EGUs). Subsequently, the EPA released its final Clean Power Plan (CPP) regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized state regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges. In 2019, the EPA repealed the CPP and replaced it with the Affordable Clean Energy (ACE) rule, that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the Washington D.C. Circuit Court vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void.

On May 23, 2023, the EPA proposed new and revised New Source Performance Standards (NSPS) and emission guidelines for new and existing fossil fuel-fired EGUs under Section 111 of the Clean Air Act. In April 2024, the EPA finalized rules establishing carbon dioxide emission standards for certain new natural gas-fired units and emission guidelines for existing coal-fired and certain new natural gas-fired units, including compliance pathways that may involve carbon capture and storage, co-firing with lower-carbon fuels such as hydrogen, or retirement. These rules are subject to ongoing litigation and potential administrative review. Depending on the outcomes of further appeals, administrative actions, or subsequent rulemakings, and how any final rules are ultimately implemented, the future cost of compliance may be material.

Federal procurement policies adopted pursuant to executive authority and federal sustainability statutes have established targets for carbon pollution-free electricity, zero-emission vehicle acquisitions, and reductions in emissions from federal facilities. While certain executive directives were rescinded or modified in 2025, statutory authorities and agency rulemaking adopted thereunder remain in effect unless revised or repealed.

Additionally, a number of other federal and state regulations have increased the cost of fossil generation across the U.S. over the last several decades. The Clean Air Act of 1970 originally provided the EPA with authority to regulate emissions, but it was not until the 2000s that the EPA restrictions on sulfur dioxide and nitrogen oxide emissions required installation of scrubbers or other emissions control equipment. More recently, the EPA’s continued air quality level regulations have driven controls on all types of units along with stringent operational limitations. The EPA has also set broader standards for GHG emissions particularly from new, modified, and reconstructed fossil-fired power plants forcing efficiency improvements and increasing maintenance costs. At the state level, a number of carbon pricing schemes have been implemented, including a cap-and-trade program in California and participation by several northeastern and mid-Atlantic states in the Regional Greenhouse Gas Initiative (RGGI).

The cost to the Company to comply with any legislation, regulations or initiatives limiting GHG emissions or otherwise seeking to limit the impact of climate change could be substantial.

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

Additionally, on March 21, 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors.  In March 2024, the SEC adopted final climate-related disclosure rules requiring certain registrants to include specified climate-related disclosures in registration statements and periodic reports, including governance, material climate-related risks, and certain financial statement metrics. The final rules do not require Scope 3 emissions disclosure and include phased compliance requirements for larger registrants. The rules have been subject to legal challenge, and implementation has been stayed pending judicial review. Following the adoption of climate-related disclosure rules in March 2024, the SEC formally voted in March 2025 to cease defending these regulations against legal challenges, calling them overly intrusive. While litigation is currently paused in the Eighth Circuit, the rules remain under a voluntary stay and are not being enforced, rendering their future implementation uncertain.

Further, legislative and regulatory initiatives are underway for addressing climate change. The Inflation Reduction Act of 2022 (“IRA”) appropriates significant federal funding for renewable energy initiatives and imposes a methane emissions charge on certain oil and gas facilities exceeding specified emissions thresholds. In January 2025, executive action directed federal agencies to review certain climate-related funding programs under the IRA and the Infrastructure Investment and Jobs Act. While some funding disbursements have been delayed or modified, the statutory provisions of the IRA remain in effect unless amended by Congress. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate a transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

On January 20, 2025, the executive order entitled “Unleashing American Energy” directed federal agencies to review existing climate-related regulations, reconsider use of the “social cost of carbon” in regulatory analysis, and evaluate the 2009 Endangerment Finding under the Clean Air Act. The order also announced withdrawal from the Paris Agreement. It remains uncertain what regulatory changes, if any, will ultimately result from these directives.

On July 4, 2025, the OBBB was signed into law, which curtails certain clean energy incentives by accelerating the phaseout of or modifying tax credits enacted under the IRA. For wind and solar projects, eligibility timelines were accelerated, generally requiring projects to be placed in service by the end of 2027 or to have begun construction within specified timeframes to qualify. Certain other technologies, including battery storage and carbon capture, retain eligibility into the next decade. The residential solar investment tax credit under Section 25D of the OBBB terminates after December 31, 2025. The clean fuel production credit under Section 45Z of the OBBB was extended through 2029, subject to modified credit values and domestic sourcing requirements. The law also establishes restrictions relating to “Foreign Entities of Concern,” which may limit tax credit eligibility where ownership, control, or material assistance involves specified foreign jurisdictions. These changes may affect project economics, supply chains and market demand for renewable energy and related technologies.

Employees and Human Capital Resources

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of April 10, 2026, we had a total of 202 employees, of which all were full-time employees.  Additionally, we utilize the services of external marketing companies who engage in sales practices on our behalf. These vendors utilize both employees and contractors.

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

From time to time, various states may propose or modify legislation or regulations which could adversely affect our marketing practices and ability to acquire and serve customers. The Company and the REP industry as a whole is working with government representatives, legislators, and advocacy interest groups to lobby for legislation and regulation that most effectively protects customer interests while preserving the competitive structure of deregulated markets. We also seek to expand and diversify into new markets with regulatory structures that are more favorable to the competitive retail supply of energy.

For example, in response to legislation, the New York Public Service Commission (“PSC”) issued a number of orders implementing various directives, including, imposing (i) registration requirements for all energy supply sales agents, consultants and brokers, and (ii) compensation disclosure requirements. Additionally, PSC Staff has proposed that new consent requirements for changes in product offerings and pricing be added to the Uniform Business Practices. We are working to ensure that our products and services are fully compatible with all of the PSC's Orders. Nevertheless, compliance could impact customer acquisition, revenue and profitability. As of December 31, 2025, New York represented 12.5% of GRE’s total meters served and 11.3% of the total residential customer equivalents (“RCEs”) of GRE’s customer base. For the years ended December 31, 2025 and 2024, gross revenue from New York was $56.3 million and $59.3 million, respectively.

In Maryland, recent legislation eliminated POR and utility consolidated billing for residential customers. As a result, we have returned the impacted customers to the utility and are no longer serving residential customers in that market. For the years ended December 31, 2025 and 2024, gross revenue from Maryland was $12.8 million and $12.7 million, respectively.

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

Severe weather, natural disasters, and other related phenomena could become more prevalent and unpredictable as a result of climate change or other factors, which could negatively affect our business and financial condition to the extent such events occur in or impact markets GRE operates. Customer energy needs vary with weather conditions, primarily due to fluctuations in temperature and humidity. To the extent that weather conditions are affected by climate change, customer energy use could increase or decrease depending on the duration and magnitude of the changes. More frequent extreme weather conditions and seasonal fluctuations also impact the variability of load and generation. Weather conditions also impact transmission and distribution system operations. For example, exceptionally warm weather conditions for a long duration, which generally would result in increased customer energy usage, would also result in increased operational risks for transmission and distribution infrastructure, such as the risk of equipment malfunction due to continuous operation.

If, as a result of severe weather event, we increase the price, because our variable pricing plans, we may experience an increase in customer churn as utilities and fixed price REPs appeared to have more attractive pricing. A failure to mitigate an increase in churn could result in decreases in meters served and revenues.

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

Fixed rate products are becoming a greater part  of our offering as they are currently preferred by many customers and regulators. REPs and utilities offering fixed rate products or guaranteed pricing often are unable to change their sell rates offered to customers in response to volatility in the prices of the underlying commodities or changes in the regulatory environment. Sudden spikes in commodity prices, particularly when coupled with rapid, unexpected increases in consumption, expose us to the risk that we will incur significant unforeseen costs in performing fixed rate contracts. During the year ended December 31, 2025, GRE’s revenues from meters enrolled in offerings with fixed rate characteristics constituted approximately 57.7% and 24.6% of GRE’s electric and natural gas revenues, respectively.

However, it is difficult to predict future commodity costs. Any losses resulting from the risks associated with fixed rate programs will reduce our working capital and profitability. Our inability to accurately estimate the cost of providing services under these programs could have an adverse effect on our profitability and cash flows. We employ an active and robust hedging program. Within this exercise there are inherent assumptions about consumption and pricing. There is risk that volatility will take place outside of the range of potential outcomes contemplated by the program. In these instances, the hedge will not be sufficient to control for risk and losses may occur.

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

New markets are evaluated based on many factors, which include the regulatory environment, as well as GRE’s REP businesses' ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for GRE’s REP businesses, we expend substantial efforts to obtain necessary licenses and will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs. A failure to identify, become licensed in, and enter new territories may have a material negative impact on our growth, financial condition and results of operations.

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

Where federal or state legislation mandates the use of renewable fuel sources, such as wind and solar, and such legislation does not also provide for adequate cost recovery, it could result in significant changes in our business, including material increases in REC and power purchase costs. Such mandatory renewable portfolio requirements may have an adverse effect on our financial condition and results of operations.

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

On July 4, 2025, The One Big Beautiful Bill Act ("OBBB") was signed into law, which dramatically curtails the clean energy sector by accelerating the elimination of tax credits that were central to the Inflation Reduction Act. For wind and solar projects, tax credits were accelerated. Projects must either be completed by the end of 2027 or begin construction within 12 months of the bill's passage to qualify, compared to other clean energy technologies like battery storage and carbon capture which retain credits into the next decade. The residential solar tax credit (Section 25D) terminates on December 31, 2025, while EV charger credits must be placed in service by June 30, 2026, and clean commercial vehicle credits require acquisition by September 30, 2025. One notable exception is the clean fuel production credit (Section 45Z), which was extended through 2029, though with reduced values for sustainable aviation fuel and requirements that feedstocks come exclusively from the US, Canada, or Mexico. The law also introduces complex "Foreign Entity of Concern" restrictions that prohibit tax credits for projects with ownership, control, or material assistance from entities connected to China, North Korea, Russia, or Iran, creating significant compliance burdens for developers and potentially disrupting supply chains that have relied on foreign components and materials.

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

Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned outages, reduced output, interconnection or termination issues, or other adverse consequences.

There are risks associated with the operation of our projects. These risks include, but are not limited to:

●	Greater or earlier than expected degradation, or in some cases failure, of solar panels, inverters, transformers and other equipment;
●	Technical performance below projected levels, including the failure of solar panels, inverters and other equipment to produce energy as expected, whether due to incorrect measures of performance provided by equipment suppliers, improper operation and maintenance, or other reasons;
●	Design or manufacturing defects or failures, including defects or failures that are not covered by warranties or insurance;
●	Insolvency or financial distress on the part of any of our service providers, contractors or suppliers, or a default by any such counterparty for any other reason under its warranties or other obligations to us;
●	Increases in the cost of Operational Projects, including costs relating to labor, equipment, unforeseen or changing site conditions, insurance, regulatory compliance, and taxes;
●	Loss of interconnection capacity, and the resulting inability to deliver power under our offtake contracts, due to grid or system outages or curtailments beyond our or our counterparties’ control;
●	Breaches by us and certain events, including force majeure events, under certain offtake contracts and other contracts that may give rise to a right of the applicable counterparty to terminate such contract;
●	Catastrophic events, such as fires, earthquakes, severe weather, tornadoes, ice or hail storms or other meteorological conditions, landslides, and other similar events beyond our control, which could severely damage or destroy a project, reduce its energy output, result in property damage, personal injury or loss of life, or increase the cost of insurance even if these impacts are suffered by other projects as is often seen following events like high-volume wildfire and hurricane seasons;
●	Storm water or other site challenges;
●	The discovery of unknown impacts to protected or endangered species or habitats, migratory birds, wetlands or other jurisdictional water resources, and/or cultural resources at project sites;
●	Changes in laws, particularly those related to land use, environmental or other regulatory requirements;
●	Changes in tax, environmental, health and safety, land use, labor, trade, or other laws, including changes in related governmental permit requirements;
●	Government or utility exercise of eminent domain power or similar events;
●	Existence of liens, encumbrances, or other imperfections in title affecting real estate interests; and
●	Failure to obtain or maintain insurance or failure of our insurance to fully compensate us for repairs, theft or vandalism, and other actual losses.

These and other factors could have adverse consequences on our solar energy projects. For example, these factors could require us to shut down or reduce the output of such projects, degrade equipment, reduce the useful life of the project, or materially increase operations and maintenance (“O&M”) and other costs. Unanticipated capital expenditures associated with maintaining or repairing our projects would reduce profitability. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, including on our facilities, actions or omissions by other projects with which we share facilities, and certain other events, including events beyond our control, could give rise to a partial or complete curtailment of generation or transmission of energy from our projects and could lead to one or more of our customers terminating their offtake contracts with us. Any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, an owner or operator of shared facilities, or another third party with its obligations under an interconnection, shared facilities, or transmission arrangement may delay or prevent our projects from delivering energy to our offtakers. If an interconnection, shared facilities or transmission arrangement for a project is terminated, we may not be able to replace it on terms as favorable as those of the existing arrangement, or at all, or we may experience significant delays or costs in connection with such replacement. In addition, due to supply chain disruptions, replacement and spare parts for solar panels, wind turbines and other key pieces of equipment may be difficult or costly to acquire or may be unavailable.

Any of the risks described above could significantly decrease or eliminate the total revenues and income of a project, significantly increase a project’s operating costs, cause us to default under our financing agreements, or give rise to damages or penalties owed by us to an offtaker, another contractual counterparty, a governmental authority or another third party, or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on our business financial condition and results of operations.

Energy production and total revenues and income from our solar energy projects depend heavily on suitable meteorological and environmental conditions and our ability to accurately predict meteorological conditions.

The energy produced, and total revenues, income and cash flows generated by a solar energy depend on suitable climatic conditions, particularly solar and wind conditions, both of which are beyond our control. Our solar energy projects require strong, consistent exposure to sunlight to achieve the predicted power generation and weather, geological or other conditions at our project sites, as well as climatological phenomena not experienced directly at our sites, may prevent adequate amounts of sunlight from reaching some or all of our solar energy projects.

Furthermore, components of our solar energy systems, such as panels and inverters could be damaged by severe weather or natural catastrophes, the exposure of our projects to which varies greatly due to the number of diverse regions in which our projects are located, examples of which include snowstorms, ice storms, hailstorms, lightning strikes, tornadoes and derechos, fires, earthquakes, landslides, mudslides, sandstorms, drought, dust-storms, floods, hurricanes or other inclement weather. In these circumstances, the provision of O&M or other services may be adversely affected. In particular, materials may not be delivered as scheduled and labor may not be available, and we may be obligated to bear the expense of repairing the damaged solar energy that we own. Such extreme weather conditions or natural catastrophes may also severely affect our operations by greatly reducing energy output from our systems, and in cases of severe damage, to zero, causing a reduction in total revenues and income in addition to increased costs due to damages. Replacement and spare parts for key components may be costly, or otherwise difficult or unavailable to obtain. Moreover, natural disasters may adversely affect the economy, infrastructure and communities in the regions where we conduct our business and regions and countries where we source our materials.

The energy procurement business faces various market and operational risks.

Our energy procurement business faces various market and operational risks including. The market risks include changes in the competitive pricing landscape, changes in the regulatory environment and potential supplier defaults. Operational risks include customer credit risk and technology platform risk.

CityCom product offerings are dependent on outside factors that determine viability

Certain CityCom products are subject to evolving government regulations that could impact their viability. The imposition of new requirements or the enforcement of rules could restrict our ability to sell our products or require costly modifications to the sales process. Compliance with these regulations could require significant investment in staffing and systems.

Roded is dependent on proprietary technology and faces manufacturing process risk

Our business depends on a proprietary process for converting recycled plastic waste into pallets, which subjects us to significant operational and competitive risks. As a startup with limited operating history, we have not demonstrated that our manufacturing process can be consistently scaled to commercial production volumes while maintaining product quality, cost efficiency, and profitability. Our process may encounter unforeseen technical challenges, equipment failures, or quality control issues that prevent us from achieving target output levels or meeting customer specifications for strength, durability, and performance standards required in logistics applications.

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

On November 8, 2023, the Lumo Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, our wholly owned subsidiary and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to$41.3 million as of December 31, 2025) belongs to the Bankruptcy Estate. We believe that the Lumo Administrator’s position is without merit, and we intend to vigorously defend our position against the Lumo Administrator’s claims. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of December 31, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.9 million as of December 31, 2025). We believe that the Lumo Administrators' position is without merit, and we intend to vigorously defend our position.

We are also notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of December 31, 2025) prior to the bankruptcy. The Lumo Administrator has also filed a recovery claim jointly against us and the supplier amounting to €1.6 million (equivalent to $1.9 million as of December 31, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrator's claims.

We believe that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, we expect those claims to be between the range of €2.0 million and €4.0 million. Although we do not believe that it is legally obligated to pay anything, given the likelihood of negotiating a settlement to minimize further costs, we recognized an estimated loss of  €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss is included in the loss from discontinued operations, net account in the consolidated statement of operations for the year ended December 31, 2025.

Risk Related to Our Financial Condition and Reporting

We had material weaknesses in our internal control over financial reporting as of December 31, 2025 and in previous years and cannot be certain that additional material weaknesses will not be identified in the future.

Management identified deficiencies in our internal controls over financial reporting as of December 31, 2025 which aggregated to material weaknesses, specifically related to information technology general controls ("ITGC") within applications, which the Company uses to process a wide variety of functions and evaluation; and accounting for our captive transactions, which resulted in adjustments to our previously issued financial statements. Remediation of these weaknesses had not yet been completed, and therefore these deficiencies continued to exist as of December 31, 2025 (see Item 9A — Control and Procedures in this Annual Report on Form 10-K).

We also reported in our Annual Report on Form 10-K, the existence, as of December 31, 2020, of a material weakness in internal control related to management's review of income tax provision. During 2021 and 2022, we implemented certain additional remediation measures related to this material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2022 (see Item 9A Control and Procedures in our Annual Report on Form 10-K filed on March 15, 2023).

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

While we aim to work diligently to ensure robust internal control that is devoid of significant deficiencies and material weaknesses, given the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures or internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See Item 9A Controls and Procedures for a further discussion of our assessment of our internal controls over financial reporting.

We may face litigation and other risks as a result of the Restatement described in this “Comprehensive” Form 10-K and the Amended Reports and material weaknesses in our internal control over financial reporting.

In addition to the Restatement described elsewhere in this Annual Report on Form 10-K," we have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. As a result of the Restatement and such material weaknesses, we could face regulatory action by the SEC or other regulatory authorities, potential litigation, or other disputes, including claims invoking federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

The Company has incurred significant costs in connection with the Restatement of previously issued consolidated financial statements and will continue to incur significant costs to remediate its material weaknesses in internal control.

The Company has incurred, and will continue to incur, significant expenses, including audit, legal, consulting and other professional fees, related to the Restatement of its previously issued consolidated financial statements and the ongoing remediation of material weaknesses in its internal control over financial reporting. The Company has taken a number of actions, including adding significant internal resources and implementing a number of additional procedures and controls, in order to strengthen its accounting function and reduce the risk of future material misstatements in its financial statements. To the extent that these actions are not successful, the Company may be forced to incur additional time and expense, which could have a material adverse effect on its results of operations.

The Company's failure to timely file its annual report with the SEC could materially and adversely affect its prospective results of operations and may limit it from accessing the public or capital markets to raise debt or equity capital, which may limit the Company's ability to access debt capital financing, which in turn may limit its ability to pursue one of its potential strategies.

Any failure by the Company to make timely filings with the SEC or other failure to remain compliant with reporting requirements of the SEC may inhibit its ability to access the public or capital markets to raise debt or equity capital. The inability to access capital may limit the Company’s options to finance its business and may substantially limit its ability to finance potential acquisitions or other strategies. As needs arise, the Company may seek additional borrowings or alternative sources of financing; however, difficulties in borrowing capital or raising financing could have a material adverse effect on its operations, planned capital expenditures and ability to fund further growth.

Risks Related to Our Capital Structure

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock.

Holders of our Class B common stock are entitled to one- tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share. As a result, the ability of holders of our Class B common stock to influence our management is limited.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

Howard S. Jonas, our Chairman of our Board of Directors controls a majority of the voting power of our capital stock.

As of April 27, 2026, Mr. Jonas has voting power over 1,574,326 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 3,106,560 shares of our Class B common stock, representing approximately 69.9% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

The relationships between Howard S. Jonas and IDT Corporation and Rafael Holdings, Inc. could conflict with our stockholders’ interests.

Howard S. Jonas, Chairman of our Board of Directors and former Chief Executive Officer, is also the chairman of IDT Corporation and Chief Executive Officer, Executive Chairman and Chairman of the Board of Rafael Holdings, Inc. (Rafael). These relationships may cause a conflict of interest with our stockholders, specifically with regard to demands on Mr. Jonas’ time and the attention that he can dedicate to the Company as well as in the unlikely event that the business interests of the Company and other entities controlled by Mr. Jonas were to conflict. Although we, IDT Corporation and Rafael each have implemented policies and procedures (including each of those entity’s respective Code of Business Conduct and Ethics, Corporate Governance Guidelines and Statement of Policy with Respect to Related Person Transactions) to  (i) specifically address the prohibition, without the express consent of the Board of Directors, for a director to take for themselves personally opportunities that are discovered through the use of Company property, information or position; and (ii) identify and properly address potential and actual conflicts of interest , there can be no assurance that, when such business opportunities arise or conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of Company corporate opportunities to IDT and/or Rafael.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, IT business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

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

Item 2. Properties.

Our headquarters are located at 520 Broad St., Newark, New Jersey. Our lease for our office space at 520 Broad Street expired in April 2025 and is for 8,631 square feet and includes two parking spots per thousand square feet of space leased. The annual base rent was $198,513.  Upon expiration of the lease, we continue to occupy the space and pay a monthly lease with annual rate of approximately $233,000, while we continue to negotiate a long-term lease with the owner.

GRE’s Jamestown, New York offices are located at 317-321 North Main Street where we lease approximately 4,000 square feet of space. GRE’s Arizona office is located in Gilbert, Arizona where we lease approximately 3,300 square feet. GRE’s Texas office is located in Houston, Texas where we lease approximately 4,200 square feet. GRE’s Florida office is located in Tampa, Florida where we lease approximately 2,400 square feet.

Genie Solar is constructing community solar array projects in Lansing and Perry, New York where we lease 20 acres and 15 acres of land, respectively.

Genie Solar owns and operates a portfolio of 12 solar arrays with an aggregate rating of 9.4 megawatts located in several school facilities in Ohio and Michigan.

Item 3. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class B common stock trades on the New York Stock Exchange under the symbol “GNE”.

On April 27, 2026, there were 287 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. Howard Jonas has voting dispositive power over 1,574,326 shares of Class A common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On April 27, 2026, the last sales price reported on the New York Stock Exchange for the Class B common stock was $13.79 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section in Item 7 to Part II and Note 14 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Dow Jones US Utilities Index for the period beginning December 31, 2020 and ending December 31, 2025. The graph and table assume that $100 was invested December 31, 2020 with the cumulative total return of the NYSE Composite Index and the Dow Jones US Utilities Index, and that all dividends were reinvested. Cumulative total stockholder returns for our Class B common stock, NYSE Composite Index and the Dow Jones US Utilities Index are based on our fiscal year.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of the year ended December 31, 2025.

			Total Number of Shares Purchased as part of	Maximum Number of Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs (1)
October 1 – 31, 2025	16,758	$14.84	16,758	3,574,107
November 1 - 30, 2025	123,442	14.64	123,442	3,450,665
December 1 – 31, 2025	—	—	—	3,450,665
Total	140,200	$14.67

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Exchange Act, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its previously issued Consolidated Financial Statements contained in this Annual Report on Form 10-K. Refer to the "Explanatory Note" preceding Item 1, Business, for background on the Restatement, the fiscal periods impacted, control considerations and other information.

In addition, we have restated certain previously reported financial information at December 31, 2024 and for the fiscal years ended December 31, 2024 and 2023 in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Liquidity and Capital Resources.

See Note 1 — Restatement of Previously Issued Consolidated Financial Statements and Note 21 — Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information related to the Restatement, including descriptions of the misstatements and the impacts on our Consolidated Financial Statements.

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

GRE owns and operates retail energy providers ("REPs"), including IDT Energy, Residents Energy, Town Square Energy ("TSE"), Southern Federal, Evergreen and Mirabito Natural Gas. GRE's REPs' businesses resell electricity and natural gas primarily to residential and small business customers, with the majority of the customers in the Midwestern and Eastern United States and Texas.

GREW holds a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary to our energy offerings, a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers and a 72.2% interest Roded, a producer of high-grade plastic pallets from recycle materials.

Discontinued Operations in Finland and Sweden

As result of volatility in the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price was settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

We account for these businesses as discontinued operations and accordingly, present the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of the discontinued operations are presented separately and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Net income from discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $4.2 million and $0.4 million for the years ended December 31, 2025 and 2023, respectively. Net income loss discontinued operations of Lumo Finland and Lumo Sweden, net of taxes was $2.5 for the year ended December 31, 2024.

Following the discontinuance of operations of Lumo Finland and Lumo Sweden, GRE International ceased to be a segment and the remaining assets and liabilities and the results of continuing operations of GRE internal were combined with corporate.

On November 8, 2023, the Lumo Administrator, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.3 million as of December 31, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of December 31, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.9 million as of December 31, 2025). We believe that the Lumo Administrator's position is without merit, and we are vigorously defending our position.

We have also been notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of December 31, 2025) prior to the bankruptcy. Related to such payment, the Lumo Administrator has also filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.9 million as of December 31, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. We intend to challenge the Lumo Administrators' claims. Nevertheless, should the Lumo Administrators succeed in clawing back the funds from the supplier, it is possible that the supplier will seek to recover its losses against us, under terms of the parental guarantee. At this time there is insufficient basis to assess an amount of any probable loss.

We believe that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims,  we expect those claims to be in the range of €2.0 million to €4.0 million. Although we do not believe that we are legally obligated to pay anything in respect of the claims, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, we recognized an estimated loss of  €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss is included under loss from discontinued operations, net in the consolidated statement of operations for the year ended December 31, 2024.

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in nineteen states and Washington D.C. GRE’s revenues represented approximately 95.3%, 94.9% and 95.6% of our consolidated revenues in the years ended December 31, 2025, 2024 and 2023, respectively.

GRE’s cost of revenues consists primarily of natural gas and electricity purchased for resale. Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is in effect through November 30, 2026. Those REPs’ ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

Local utilities generally meter and deliver electricity and natural gas to GRE’s REPs' customers. The local utilities also provide billing and collection services on GRE’s REP's behalf for most of our customers. Certain local utilities offer purchase of receivables, or POR, programs. GRE’s REPs receive the proceeds less the utility’s fees for purchase of receivables billing and other ancillary services, where applicable.

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

Seasonality and Weather; Climate Change

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.3%, 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2025, 2024 and 2023, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7%, 28.7% and 32.5% of GRE’s electricity revenues for 2025, 2024 and 2023, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impact on our margins and operations.

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

Purchase of Receivables

Utility companies offer purchase of receivables, or POR, programs in most of the service territories in which we operate. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the years ended December 31, 2025, 2024 and 2023, the associated cost was approximately 1.1% ,1.0% and 0.9% of GRE's revenue, respectively. At December 31, 2025 and 2024, 86.6% and 83.6% of GRE’s net accounts receivable were under POR programs, respectively.

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

The following table summarizes the percentage of consolidated trade receivable by customers that equal or exceed 10.0% of consolidated net trade receivables at December 31, 2025 and 2024 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2025 and 2024).

	December 31,
	2025	2024
Customer A	na	13.2%

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10% of consolidated revenues in these periods):

	Year ended December 31,
	2025	2024	2023
Customer A	11.2%	20.0%	18.5%

Legal Proceedings

Although GRE endeavors to maintain best sales and marketing practices, such practices have been the subject of certain class action lawsuits in the past.

See Note 17, Legal and Regulatory Proceedings, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference.

Agency and Regulatory Proceedings

From time to time, the Company responds to inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes. The Company cannot predict whether any of those matters will lead to claims or enforcement actions or whether the Company and the regulatory parties will enter into settlements before a formal claim is made. See Note 17, Legal and Regulatory Proceedings, in the  Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated by reference, for further detail on agency and regulatory proceedings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition specifically the estimation of unbilled revenues. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Revenue Recognition

Revenue from the delivery of electricity and/or natural gas is recognized as the customer simultaneously receives and consumes the benefit.

Revenue quantity is measured by customers' meters. Meters are typically read on a non-calendar monthly basis, based on meter-reading schedules specific to a customer. At the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter reads. As a result, at the end of each month, amounts of electricity and natural gas delivered to customers since the date of the last meter reads are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use models that consider various factors including known amounts of historical and most recent energy usage by nearly all meters and estimated customer rates based on prior and most recent billings. Given the use of this model, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2025 revenue and ending unbilled revenue of a one percentage point change in unbilled MWHs and therms for the month of December 2025 is $0.2 million and $0.1 million, respectively.

We monitor the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled consumptions compared to billed consumptions, considering any material meter growth. Additionally, we compare the combinations of unbilled and billed consumption to quantities purchased, to affirm the amounts are within the expected thresholds, net of industry line loss applied to purchased quantities of electricity and natural gas.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding new accounting pronouncements is included in Note 2 — Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Genie Retail Energy Segment

	Year ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
Revenues:
Electricity	$412,782	$350,514	$62,268	17.8%
Natural gas	65,667	52,101	13,566	26.0
Others	3	725	(722)	(99.6)
Total revenues	478,452	403,340	75,112	18.6
Cost of revenues	359,912	271,191	88,721	32.7
Gross profit	118,540	132,149	(13,609)	(10.3)
Selling, general and administrative	74,318	75,604	(1,286)	(1.7)
Income from operations	$44,222	$56,545	$(12,323)	(21.8)

Revenues. GRE’s electricity revenues increased in 2025 compared to 2024. The increase in electricity revenues in 2025 compared to 2024 was the result of increases in electricity consumption and in the average price charged to customers. Electricity consumption by GRE's REPs' customers increased by 15.8% in 2025 compared to 2024. The increase in electricity consumption reflected increases of 8.3% and 6.9% in the average number of meters served and the average electricity consumption per meter, respectively. The increase in meters served was driven by customer acquisitions during 2024 and 2025. The increase in per meter consumption in 2025 compared to 2024 was due to a shift in customer mix into higher average consumption territories. The average rate per kilowatt hour sold increased by 1.7% in 2025 compared to 2024 due to general market conditions, partially offset by the addition of meters on lower margin aggregation products in 2025.

GRE’s natural gas revenues increased in 2025 compared to 2024. The increase in natural gas revenues in 2025 compared to 2024 was a result of increases in the average revenue per therm sold and in natural gas consumption. The average rate per therm sold increased by 12.3% in 2025 compared to 2024. due to general market conditions. Natural gas consumption of GRE's REPs' customers increased by 12.2% in 2025 compared to 2024, reflecting 2.5% and 9.5% increases in average meters served and average consumption per meter, respectively. The increase in meters served was due to customer acquisitions in 2024 and 2025. The increase in per meter consumption is due, in part, to colder weather in many of our service areas in the first half of 2025 compared to the same period in 2024.

Other revenues in 2025 and 2024 included revenues from customer termination fees from commercial customers. Other revenues 2024 included revenues from the sale of petroleum products in Israel.

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

	December 31,	September 30,	June 30,	March 31,	December 31,
(in thousands)	2025	2025	2025	2025	2024
Meters at end of quarter:
Electricity customers	258	316	332	325	333
Natural gas customers	88	86	87	88	90
Total meters	346	402	419	413	423

Gross meter acquisitions in 2025 were 229,000 compared to 326,000 in 2024. Gross meter acquisitions in 2025 decreased compared to 2024 as customer acquisition efforts returned to a normal level after aggressive efforts in 2024. We signed a significant customer aggregation deal that started in September 2024. There were no significant customer aggregation deal signed in 2025.

The number of meters served on December 31, 2025 decreased by 76,000 meters or 18.0% from December 31, 2024. The decrease in the number of meters served at December 31, 2025 compared to December 31, 2024 was due to new sales in 2025 failing to fully replace those lost to churn during the period and the expiration of the aggregation deal that expired over the course of 2025.

In 2025, average monthly churn increased to 6.0% compared to 5.4% in 2024. The increase in churn for in 2025 compared to 2024 was primarily driven by the expiration of certain municipal aggregation agreements.

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

	December 31,	September 30,	June 30,	March 31,	December 31,
(in thousands)	2025	2025	2025	2025	2024
RCEs at end of quarter:
Electricity customers	250	318	332	318	319
Natural gas customers	79	78	82	84	80
Total RCEs	329	396	414	402	399

RCEs decreased by 17.5% at December 31, 2025 compared to December 31, 2024. The decrease is due to the decrease in the number of meters discussed above, partially offset by increase in higher consumption per meter in 2025 compared to 2024.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
Cost of revenues:
Electricity	$317,515	$238,054	$79,461	33.4%
Natural gas	42,397	32,472	9,925	30.6
Others	—	665	(665)	(100.0)
Total cost of revenues	$359,912	$271,191	$88,721	32.7%

	Year ended December 31,
	2025	2024	Change
Gross margin percentage:
Electricity	23.1%	32.1%	(9.0)%
Natural gas	35.4%	37.7%	(2.2)%
Others	100.0%	8.3%	91.7%
Total gross margin percentage	24.8%	32.8%	(8.0)%

Cost of revenues for electricity increased in 2025 compared to 2024 primarily because of increases in the average unit cost of electricity and electricity consumption. The average unit cost of electricity increased by 15.2% in 2025 compared to 2024 due to general market conditions. Electricity consumption by GRE's REPs' customers increased by 15.8% in 2025 compared to 2024. The gross margin on electricity decreased in 2025 compared to 2024, because the average cost of electricity increased more than the increase in rates charged to customers as a result of addition of meters on lower margin aggregation products in 2025.

Cost of revenues for natural gas increased in 2025 compared to 2024 primarily because of increases in the average unit cost of natural gas and natural gas consumption. The average unit cost of natural gas increased by 16.4% in 2025 compared to 2024 due to increase in the wholesale price of natural gas especially in the second and third quarters of 2025. Natural gas consumption by GRE’s REPs’ customers increased by 12.2% in 2025 compared to 2024. Gross margin on natural gas sales decreased in 2025 compared to 2024 because the average unit cost of natural gas increased more than the increase in the average rate charged to customers.

The cost of other revenues in 2024 consisted of the cost of petroleum products sold in Israel.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in 2025 compared to 2024 was primarily due to decreases in marketing and customer acquisition costs, billing processing fees, and provision for credit losses partially offset by increases in POR program fees and regulatory and legal expenses. Marketing and customer acquisition expenses decreased by $2.2 million in 2025 compared to 2024 due to a decrease in the number of meters acquired during 2025. Billing processing fees decreased by $1.3 million in 2025 compared to 2024 primarily due to a decrease in the number of meters served in 2025. Credit losses decreased by $0.5 million 2025 compared to 2024 due to some new utilities offering POR programs during the period, which also resulted in an increase of $1.2 million in POR fees. Regulatory, legal and subscription expenses increase by $0.7 million in 2025 compared to 2024 due to increase in level of activities resulting from higher revenues. As a percentage of GRE’s total revenues, selling, general and administrative expenses decreased to 15.5% in 2025 from 18.7% in 2024.

Genie Renewables

The GREW (formerly GES) segment is composed of Genie Solar, CityCom, Roded and Diversegy. Genie Solar is an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects. CityCom is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy is a provider of energy procurement advisory services to industrial, commercial and municipal customers. Roded is a producer of high-grade plastic pallets form recycled materials.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this new law, the Company evaluated the financial viability of all its solar projects and its qualification for the federal solar investment tax credits. The Company identified several projects that will be discontinued and assessed the values of the related assets at the lower of fair values less cost to sell and net book value. The Company also identified several assets, including definite life intangibles and solar panel inventories and assessed the carrying values for impairment.

The table below summarizes the impact of the assessments to the consolidated financial statements.

Affected Balance Sheet Account	Location of Loss Recognized in Statement of Operations	Amount of Loss

Inventories	Cost of revenues	$1,254
Trade accounts receivables, net	Provision for credit losses	154
Prepaid expenses	Impairment of assets	200
Construction in progress	Impairment of assets	415
Other intangibles, net	Impairment of assets	201
Other assets	Impairment of assets	785

	Year ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
Revenue	$23,519	$21,862	$1,657	7.6%
Cost of revenue	17,374	15,528	1,846	11.9
Gross profit	6,145	6,334	(189)	(3.0)
Selling, general and administrative expenses	11,578	9,124	2,454	26.9
Impairment of assets	1,642	185	1,457	787.6
Loss from operations	$(7,075)	$(2,975)	$(4,100)	137.8%

Revenue. GREW's revenues increased in 2025 compared to 2024.  The increase in revenues was the result of increased revenues generated by Diversegy, partially offset by decreases in revenues from Genie Solar and CityCom. Diversegy's revenues from commissions, entry fees and other fees increased by $5.0 million in 2025 compared to 2024 due to strong growth in the number of customers and transactions in the past two years. Genie Solar's revenues from development of solar projects, electricity generation from operating solar projects and sale of solar panels decreased by $2.5 million in 2025 compared to 2024 as we shifted our strategic focus from lower margin commercial projects to the development and operation of utility-scale projects during the first half of 2025 and eventually discontinuing several projects due to the effect of enactment of the OBBB. Revenues from CityCom Solar decreased by $0.9 million in 2025 compared to 2024 as a result of reduced level of activity for the past two years.

Cost of Revenue. The increase in the cost of revenues in 2025 compared to 2024 are due to changes in the mix of products from which the revenues were generated during the periods. In 2025, we recorded a $1.3 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value, compared to a $0.4 million write-down recorded in 2024.

Selling, General and Administrative. Selling, general and administrative expenses increased by 26.9% in 2025 compared to 2024  primarily due to due to increases in employee-related costs, marketing expenses and provision for credit losses. Employee-related costs increased by $1.1 million in 2025 compared to 2024, due to an increase in the number of employees, especially in Diversegy. Marketing expenses increased by $1.0 million in 2025 compared to 2024, due to an increase in marketing activities in Diversegy resulting in higher revenues. Genie Solar recorded a $0.2 million provision for credit losses as a result of the assessment of several solar projects in light of the enactment of the OBBB.

Impairment of assets. The impairment of assets, which relate to capitalized cost at Genie Solar for solar projects that were discontinued, increased by $1.5 million recorded in 2025 compared to 2024. The increase is due to the assessment of projects performed in light of the enactment of the OBBB.

Corporate

Entities under corporate do not generate any revenues, nor does it incur any cost of revenues. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Year ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
		(As Restated)
General and administrative expenses and loss from operations	$9,430	$8,668	$762	8.8

The increase in corporate general and administrative expenses in 2025 compared to 2024 was primarily because of increases in audit fees. As a percentage of our consolidated revenues, corporate general and administrative expenses decreased from 2.0% in 2024 to  1.9% in 2025.

Consolidated

Selling, General and Administrative. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $2.5 million and $2.4 million in 2025 and 2024, respectively. At December 31, 2025, aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.8 million. The unrecognized compensation cost expected to be recognized over the average service period of 1.7years.

As a percentage of our consolidated revenues, selling, general and administrative expenses decreased from 22.0% in 2024 to 19.0% in 2025.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
		(As Restated)
Income from operations	$27,717	$44,902	$(17,185)	(38.3)%
Interest income	7,715	7,072	643	9.1
Interest expense	(670)	(464)	(206)	44.4
Gain on investments and other, net	1,379	1,971	(592)	(30.0)
Provision for income taxes	(8,262)	(15,358)	7,096	(46.2)
Net income from continuing operations	27,879	38,123	(10,244)	(26.9)
Income (loss) from discontinued operations, net of tax	(4,164)	(2,907)	(1,257)	43.2
Net income	23,715	35,216	(11,501)	(32.7)
Net loss attributable to noncontrolling interests	291	293	(2)	(0.7)
Net income attributable to Genie Energy Ltd.	$24,006	$35,509	$(11,503)	(32.4)%

Interest income. Interest income increased in 2025 compared to 2024 primarily due to increases in average cash, cash equivalents and restricted cash during the period.

Gain on Investments and Other, net. The gain on investments and others, net for the years ended December 31, 2025 and 2024 consisted primarily of changes in fair value of the Company's investments in various entities and foreign currency transactions. The increase in 2025 compared to 2024 is due to increases in estimated fair values of investee companies and additional investments in 2024 and 2025.

Provision for Income Taxes. The decrease in provision for income tax in 2025 compared to 2024 is primarily due to decreases in the amount of taxable income in the various taxing jurisdictions. Income before income taxes decreased to $36.1 million in 2025 compared to $53.5 million in 2024.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax in the year ended December 31, 2025 is mainly from adjustments of deferred taxes during the year. Income (loss) from discontinued operations, net of tax in the year ended December 31, 2024 is mainly from an estimated loss resulting from legal cases filed by the Lumo Administrator, as discussed above, partially offset by provision for taxes and foreign exchange differences in Lumo Sweden.

Net Loss (Income) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the years ended December 31, 2025 and 2024 primarily consist of losses incurred in various businesses in the GREW segment partially offset by net income from Citizens Choice ("CCE").

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenues:
Electricity	350,514	350,779	(265)	(0.1)
Natural gas	52,101	55,988	(3,887)	(6.9)
Others	725	3,112	(2,387)	(76.7)
Total revenues	403,340	409,879	(6,539)	(1.6)
Cost of revenues	271,191	266,519	4,672	1.8
Gross profit	132,149	143,360	(11,211)	(7.8)
Selling, general and administrative	75,604	71,449	4,155	5.8
Income from operations	56,545	71,911	(15,366)	(21.4)

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

The customer base for GRE's REPs as measured by meters serviced consisted of the following:

	December 31,	September 30,	June 30,	March 31,	December 31,
(in thousands)	2024	2024	2024	2024	2023
Meters at end of quarter:
Electricity customers	333	311	278	281	279
Natural gas customers	90	88	84	83	82
Total RCEs	423	399	362	364	361

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

	December 31,	September 30,	June 30,	March 31,	December 31,
(in thousands)	2024	2024	2024	2024	2023
RCEs at end of quarter:
Electricity customers	319	301	267	267	272
Natural gas customers	80	79	78	81	88
Total RCEs	399	380	345	348	360

RCEs increased by 10.8% at December 31, 2024 compared to December 31, 2023. The increase is due to the customer acquisition activities discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Cost of revenues:
Electricity	$238,054	$218,631	$19,423	8.9%
Natural gas	32,472	45,205	(12,733)	(28.2)
Others	665	2,683	(2,018)	(75.2)
Total cost of revenues	$271,191	$266,519	$4,672	1.8%

	Year Ended December 31,
	2024	2023	Change
Gross margin percentage:
Electricity	32.1%	37.7%	(5.6)%
Natural gas	37.7%	19.3%	18.4%
Others	8.3%	13.8%	(5.5)%
Total gross margin percentage	32.8%	35.0%	(2.2)%

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

Cost of revenues for natural gas decreased in 2024 compared to 2023 primarily because of a decrease in the average unit cost of natural gas partially offset by a decrease in total natural gas consumption. The average unit cost of natural gas decreased 31.8% in 2024 compared to 2023 due to a decrease in the average wholesale price of natural gas during 2024 compared to 2023. Natural gas consumption by GRE’s REPs’ customers increased by 5.3% in 2024 compared to 2023. Gross margin on natural gas sales increased in 2024 compared to 2023 because the average unit cost of natural gas decreased more than the decrease in the average rate charged to customers.

The cost of other revenues in 2024 included the cost of petroleum products sold in Israel.

Selling, General and Administrative. The increase in selling, general and administrative expenses in 2024 compared to 2023 was primarily due to increases in marketing and customer acquisition costs, employee-related costs, billing and POR program fees and management fees. Marketing and customer acquisition expenses increased by $1.3 million in 2024 compared to 2023 as a result of an increase in the number of meters acquired during 2024. Employee-related expenses increased by $0.5 million in 2024 compared to 2023 primarily due to an increase in the number of employees and commissions earned by employees from commercial sales. Billing and POR program fees increased by $1.9 million in 2024 compared to 2023  as a result of changes in rates implemented by several utilities. Management fees increased by $0.5 million in 2024 compared to 2023 as a result of a favorable results at GRE's Mirabito business unit. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased to 18.7% in 2024 from 17.4% in 2023.

Genie Renewables

On November 3, 2023, Genie Solar acquired ten special- purpose entities that own and operate solar system facilities in Ohio and Michigan for an aggregate purchase price of $7.5 million. On November 3, 2023, Genie Solar also signed an agreement to purchase from the sellers of the Ohio and Michigan facilities another special purpose entity that owns and operates a solar system facility in Indiana, for $1.3 million, subject to the satisfaction of certain closing conditions. In February 2024, the purchase of the solar system facility in Indiana was completed.

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

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Revenue	$21,862	$18,829	$3,033	16.1%
Cost of revenue	15,528	15,983	(455)	(2.8)
Gross profit	6,334	2,846	3,488	122.6
Selling, general and administrative expenses	9,124	8,635	489	5.7
Loss from operations	$(2,975)	$(5,789)	$2,814	(48.6)%

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

Impairment of assets. The impairment of assets recorded in 2024 relates to capitalized cost at Genie Solar for solar projects that were discontinued in 2024.

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

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
	(As Restated)	(As Restated)
General and administrative expenses and loss from operations	$8,668	$11,025	(2,357)	(21.4)

The decrease in Corporate general and administrative expenses in 2024 compared to 2023 was primarily because of decreases in employee-related cost and professional and consulting fees. As a percentage of our consolidated revenues, corporate general and administrative expenses decreased from 2.1% in 2023 to 2.0% in 2024.

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

As a percentage of our consolidated revenues, selling, general and administrative expenses increased from 21.3% in 2023 to 22.0% in 2024.

The following is a discussion of our consolidated income and expense line items below loss from operations.

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
	(As Restated)	(As Restated)
Income from operations	$44,902	$55,097	$(10,195)	(18.5)%
Interest income	7,072	5,076	1,996	39.3
Interest expense	(464)	(99)	(365)	368.7
Gain on investments and others, net	1,971	3,122	(1,151)	(36.9)
Provision for income taxes	(15,358)	(16,622)	1,264	(7.6)
Net income from continuing operations	38,123	46,574	(8,451)	(18.1)
Income from discontinued operations, net of tax	(2,907)	6,409	(9,316)	(145.4)
Net income	35,216	52,983	(17,767)	(33.5)
Net (income) loss attributable to noncontrolling interests	293	(740)	1,033	(139.6)
Net income attributable to Genie Energy Ltd.	$35,509	$52,243	$(16,734)	(32.0)%

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

Provision for Income Taxes. The decrease in provision for income tax in 2024 compared to 2023 is primarily due to decreases in the amount of taxable income in the various taxing jurisdictions. Income before income taxes decreased to $53.5 million in 2024 compared to $63.2 million in 2023.

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

Net Loss (Income) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the year ended December 31, 2024 primarily consists of net income from Citizens Choice ("CCE") partially offset by losses incurred in various businesses in Renewables segments. Net income attributable to noncontrolling interests for the year ended December 31, 2023 primarily consists of net income from CCE and various businesses in Renewables segments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect that our cash flows from operations in the next twelve months and the $203.5 million balance of unrestricted cash and cash equivalents that we held at December 31, 2025 will be sufficient to meet our currently anticipated cash requirements for at least up to at least twelve months from the issuance of the consolidated financial statements.

At December 31, 2025, we had working capital (current assets less current liabilities) of $187.4 million.

	Year ended December 31,
(amounts in thousands)	2025	2024	2023

Cash flows provided by (used in):
Operating activities	$44,061	$60,261	$50,938
Investing activities	(15,346)	(16,037)	(10,005)
Financing activities	(19,144)	(15,750)	(15,150)
Effect of exchange rate changes on cash, cash equivalents and cash equivalents	(51)	7	(67)
Increase in cash, cash equivalents and restricted cash from continuing operations	9,520	28,481	25,716
Cash flows provided by discontinued operations	2,274	10,481	35,185
Increase in cash, cash equivalents and restricted cash	$11,794	$38,962	$60,901

Operating Activities

Cash, cash equivalents and restricted cash provided by continuing operating activities were $44.1 million, $60.3 million and $50.9 million in the years ended December 31, 2025, 2024 and 2023, respectively. Net income from continuing operations after non-cash adjustments decreased to $38.0 million in 2025 compared to $42.4 million in 2024 and $55.7 million in 2023.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities increased cash flows by $11.9 million for 2025, compared to 2024 and decreased by $22.7 million for 2024, compared to 2023.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2025, we were in compliance with such covenants. At December 31, 2025, restricted cash—short-term of $0.8 million and trade accounts receivable of $76.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of  $33.5 million at December 31, 2025.

We had purchase commitments of $144.4 million at December 31, 2025, of which $140.7 million was for purchases of electricity.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2026 and 2052. Our future lease payments under the operating leases as of December 31, 2025 were $2.3 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At December 31, 2025, we had outstanding aggregate performance bonds of $28.4 million and $1.0 million of unused letters of credit.

From time to time, we receive inquiries or requests for information or materials from public utility commissions or other governmental regulatory or law enforcement agencies related to investigations under statutory or regulatory schemes, and we respond to those inquiries or requests. We cannot predict whether any of those matters will lead to claims or enforcement actions.

Investing Activities

Our capital expenditures were $8.2 million, $6.7 million and $1.4 million in 2025, 2024 and 2023, respectively. The increase in capital expenditures in 2025 and 2024 compared to 2023 is due to construction in progress in Genie Solar. In the year ended December 31, 2025, we transferred $2.7 million worth of solar panels that were allocated to discontinued community solar projects of Genie Solar from construction in progress to inventory. In the year ended December 31, 2024, we transferred solar panels with carrying value of $1.0 million that are intended to be used in Genie Solar projects from inventory to construction in progress. We currently anticipate that our total capital expenditures in the year ending December 31, 2026 will be between $5.0 million and $10.0 million mostly related to the solar projects at GREW.

In 2025, 2024 and 2023, we acquired minimal interests in various ventures for an aggregate amount of investments of $6.2 million, $6.1 million and $11.0 million, respectively.

In 2025, we purchased from a certain investor an 8.4% equity interest in Roded Recycling Industries Ltd. for $0.3 million, increasing our interest to 71.0%.

In February 2024, we purchased from a certain investor 0.5% interest in Genie Energy International Corporation ("GEIC"), which holds our interest in our operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

In July 2024, we acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which we hold a 51.0% interest with the remaining 49.0% held by Howard Jonas, the Chairman of our Board of Directors. The Company paid $1.8 million to the seller and made a note payable to the seller for $1.8 million, payable in full on maturity. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter of 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in our consolidated balance sheets. At December 31, 2025, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%. In January 2026, the Company paid the full principal amount of the note plus all accrued interest.

In 2025 and 2024, we invested towards the improvement of an investment property of $1.9 million and $0.3 million, respectively.

In 2025, 2024 and 2023, we received from several investees for the return of our investments for an aggregate amount of $1.2 million, $0.6 million and $10.0 million, respectively.

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

Financing Activities

In each of the years ended December 31, 2025, 2024 and 2023, we paid aggregate dividends of $0.30 per share to holders of our Class A common stock and Class B common stock. We paid common stock dividends in an aggregate amount of $8.0 million, $8.2 million and $8.0 million in the years ended December 31, 2025, 2024 and 2023, respectively.

In the year ended December 31, 2023, we paid aggregate cash Base Dividends of $0.3188 per share on its Preferred Stock, equal to $0.3 million in Base Dividends paid. In May 2023, we also paid Additional Dividends of $0.5301 per share of our Preferred Stock, equal to $0.5 million in respect of the GRE results of operations through December 31, 2022.

On February 26, 2025, we paid a dividend of $0.075 per share to holders of our Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 18, 2025.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the year ended December 31, 2025, we acquired  549,958 shares of Class B common stock under the stock purchase program for an aggregate amount of $10.4 million. In the year ended December 31, 2024, we acquired 660,794 Class B common stock under the repurchase program for an aggregate amount of $10.5 million. In the year ended December 31, 2023, we acquired 3,778 Class B common stock under the repurchase program for an aggregate amount of $0.1 million. At December 31, 2025, 3.5 million shares remained available for repurchase under the stock repurchase program.

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

In the year ended December 31, 2025, 2024 and 2023 we paid $2.1 million, $3.6 million and $2.9 million to repurchase shares, respectively, of our Class B common stock tendered by our employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031. Accrued interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at December 31, 2025, we were in compliance with all such covenants.  At December 31, 2025, there was $7.1 million outstanding under the Term Loan at a weighted average interest rate of 6.2%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At December 31, 2025, an aggregate of $3.8 million is deposited in NCB and are subject to certain restrictions.

In 2025, we paid the required installment of the principal amount of the Term Loan of $0.3 million.

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

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On February 14, 2024, the Company entered into the third amendment of its existing Credit Agreement to extend the maturity date of December 31, 2024. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of December 31, 2025, there are $1.0 million in letters of credit from the Credit Line. At December 31, 2025, the cash collateral of  $3.3 million was included in restricted cash—short-term in the consolidated balance sheet.

Cash flows from discontinued operations

Cash provided by operating activities of discontinued operations was $2.3 million, $10.5 million and $11.5 million in 2025, 2024 and 2023, respectively. The cash provided by operating activities of discontinued operations in the years ended December 31, 2025, 2024 and 2023 includes proceeds from the settlement of hedges of Lumo Sweden and favorable results of operations of Lumo Finland and Lumo Sweden in 2022. Net cash provided by investing activities of discontinued operations was $23.6 million in the year ended December 31, 2023 from the return of cash transferred to the Orbit Administrator in the prior year.

ENVIRONMENTAL MATTERS

For information concerning climate change, see "Climate Change" in Item I.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in 2025 had remained the same as in 2024, due to changes in the price of natural gas and electricity, our gross profit from electricity and natural gas sales would have increased by $34.9 million and $18.4 million in 2025, respectively.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the cost of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these swaps or options, therefore the mark-to-market change in fair value is recognized in cost of revenue in our consolidated statements of operations. See Note 5 – Derivative Instruments, for details of the hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary data and the report of the independent registered public accounting firm thereon set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 9, 2025, the Audit Committee of our Board of Directors dismissed Zwick CPA, PLLC as the Company’s independent registered public accounting firm.

On July 9, 2025, the Audit Committee of our Board of Directors approved the appointment of CBIZ CPAs P.C. to serve as our new independent registered public accounting firm.

There have been no disagreements between our accountants and us on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer ("Certifying Officers"), conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2025. Based on our evaluation, our Certifying Officers concluded that the Company’s disclosure controls and procedures on December 31, 2025, were not effective, due to the material weaknesses described below.

Considering these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were accurately prepared and in accordance with U.S. GAAP.

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

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of December 31, 2025. Based on our evaluation, our principal executive officer and principal financial officer concluded our internal control over financial reporting was not effective as of December 31, 2025 due to the existence of the following material weaknesses:

ITGCs

We did not maintain effective control over the change management, logical security and vendor management processes within applications and databases we used to process and record transactions, including those related to customer enrollment, rebate programs, sales commissions, and invoicing. Controls that were reliant on such systems were deemed to be deficient. Management concluded that these deficient controls could result in a material misstatement of the consolidated financial statements that would not be prevented or detected and, therefore, aggregated to a material weakness.

Captive Insurance

We did not maintain effective controls over the identification, evaluation, and accounting for our captive transactions and related tax treatment, which resulted in adjustments to our previously issued financial statements. We identified an error in our previously issued financial statements for the years ended December 31, 2024 and December 31, 2023 contained in our Annual Reports on Form 10-K for such years, and in our previously issued unaudited condensed consolidated financial statements for each of the quarterly and year-to-date periods in 2024 and 2025 that were included in Forms 10-Q that were filed for the periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 related to the accounting of the captive insurance entity and the related tax treatment.

Management has concluded that these deficient controls could fail to prevent or detect a material misstatement and as such rise to a material weakness in the aggregate.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. These material weaknesses could result in misstatements of financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Notwithstanding the material weaknesses discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management Action Plan and Progress to Date

In response to the material weaknesses described above, we have taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weaknesses. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. Management has formed multiple aspects of an overall remediation plan, which is expected to be completed by the third quarter of 2026.

The plan includes:

●	ITGCs

	–	Implementation of a new software development toolkit and change management process;

	–	Revamping of the internal roles and privileges infrastructure with enhanced access controls; and

	–	Installation of a new database monitoring protocol with monitoring reports reviewed by an independent reviewer.

●	Captive Insurance

	–	Establishing a Technical Accounting Committee to provide formal internal as well as independent review of significant, non-routine, or complex transactions prior to accounting conclusions being finalized;

	–	Engaging an external accounting advisory firm to supplement the Company's internal technical accounting resources for complex structured transactions;

	–	Implementing a pre-close transaction checklist for all transactions exceeding $10.0 million or involving non-standard contractual structures; and

	–	Enhancing documentation standards requiring a formal accounting position paper for all complex transactions.

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

Joyce Mason — Corporate Secretary of the Company

W. Wesley Perry — Owner and operator of S.E.S. Investments, Ltd., an oil and gas investment company

Alan B. Rosenthal — Founder and managing partner of ABR Capital Financial Group LLC, an investment fund

Allan Sass — Former President and Chief Executive Officer of Occidental Oil Shale Corporation, a subsidiary of Occidental Petroleum

Ex-Officio Director

James A. Courter — Former Senior Partner in the New Jersey law firm of Courter, Kobert & Cohen

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

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

We make available free of charge through the investor relations page of our web site (www.genie.com/investor) our Annual Reports on Form 10– K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Reports of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

2.	Financial Statement Schedules.
All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-Laws of the Registrant.

4.02*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.01(3)	Fourth Amended and Restated Employment Agreement, effective as of January 1, 2024, between the Registrant and Avi Goldin.

10.02(4)	2021 Stock Option and Incentive Plan of Genie Energy Ltd., as Amended and Restated.

10.03(1)	Preferred Supplier Agreement between IDT Energy, Inc. and BP Energy Company, dated June 29, 2009, as amended.

19	Insider Trading Policy

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of CBIZ CPAs, P.C.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97(5)	Compensation Clawback Policy

Exhibit Number	Description of Exhibits
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed October 7, 2011.

(2)	Incorporated by reference to Form 8-K filed March 19, 2021.

(3)	Incorporated by reference to Form 8-K, filed February 8, 2024.

(4)	Incorporated by reference to the Schedule 14A, filed April 3, 2023.

(5)	Incorporated by reference to Form 10-K, filed March 14, 2025

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENIE ENERGY LTD.

By:	/s/ Michael Stein
Chief Executive Officer

Date: April 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board	April 30, 2026
Howard S. Jonas

/s/ Michael Stein	Chief Executive Officer (Principal Executive Officer)	April 30, 2026
Michael Stein

/s/ Avi Goldin	Chief Financial Officer (Principal Financial Officer and	April 30, 2026
Avi Goldin	Principal Accounting Officer)

/s/ Joyce Mason	Director	April 30, 2026
Joyce Mason

/s/ W. Wesley Perry	Director	April 30, 2026
W. Wesley Perry

/s/ Alan B. Rosenthal	Director	April 30, 2026
Alan B. Rosenthal

/s/ Allan Sass	Director	April 30, 2026
Allan Sass

GENIE ENERGY LTD.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Genie Energy Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genie Energy Ltd. (the “Company”) as of  December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated April 30, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Restatement of the December 31, 2024 and 2023 Financial Statements

As discussed in Note 1 to the financial statements, the accompanying financial statements as of and for the years ended December 31, 2024 and 2023, have been restated to correct errors relating to the accounting for the Company’s captive self-insurance liability and related tax implications.

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

Unbilled Revenue

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from units of electricity and natural gas delivered, but not invoiced (“unbilled revenue”) based on estimated amounts customers will be billed for services rendered from the time meters were last read to the end of the reporting period.

We identified unbilled revenue as a critical audit matter. Our principal considerations included management’s significant estimates and inputs, including customer usage, the number of unbilled days in the period, and the contractual rate charged. Because changes in these estimates and inputs could have a material effect on the amount of unbilled revenue, auditing these assumptions required a high degree of auditor judgment and significant audit effort, particularly in evaluating the completeness and accuracy of data obtained from third-party sources and assessing the reasonableness of management’s estimate

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and implementation of internal controls over the unbilled revenue cycle.

●	Testing the completeness and accuracy of data used in the estimate, including usage, contractual rates, and unbilled days, through reconciliation procedures and comparison to supporting documentation.

●	Comparing estimated unbilled revenue to subsequent billings to evaluate the reasonableness of management’s estimate.

●	Assessing the reasonableness of significant assumptions, including customer usage and contractual rates, through comparison to third-party information and other corroborating evidence .

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY

April 30, 2026

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of

Genie Energy Ltd.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Genie Energy Ltd. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

●	The Company's change management, logical access and vendor management controls were not designed and operating effectively to ensure:

1.	Information technology program and data changes affecting the Company’s financially relevant applications and tools, and underlying accounting records are identified, tested, authorized and implemented appropriately to validate that data produced by these financially relevant applications were complete and accurate,

2.	Appropriate logical security controls that would adequately restrict user and privileged access to the financially relevant applications and underlying accounting records to the appropriate Company personnel,

3.	For a key financially relevant service provider, a System and Organization Controls ("SOC") report was obtained and reviewed. However, it was determined that the report did not comply with applicable professional standards and could not be relied upon. As a result, controls at the Company that relied on the service provider’s system and reporting were ineffective.

Due to the pervasive nature of these deficiencies including unreliable SOC report described above, automated process-level, and manual controls that are dependent upon the information derived from such financially relevant applications were also determined to be ineffective.

●	The Company has identified a material weakness in internal control over financial reporting as it relates to ineffective design of certain controls over the timely review and approval of the control procedures related to the identification, evaluation, and accounting for the captive insurance transactions and related tax treatment, which resulted in restatements to the previously issued consolidated financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2025 and the consolidated financial statements and this report does not affect our report dated April 30, 2026 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2025 the related consolidated statements of operations, comprehensive income, equity, and cash flows as of and for the three years ended December 31, 2025 of the Company and our report dated April 30, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Annual report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs, P.C.

CBIZ CPAs, P.C.

New York, NY

April 30, 2026

GENIE ENERGY LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2025	2024
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,516	$192,829
Restricted cash—short-term	7,936	7,815
Marketable equity securities	409	357
Trade accounts receivable, net of allowance for credit losses of $7,876 and $8,086 at December 31, 2025 and 2024, respectively	70,062	61,858
Inventory	12,370	12,188
Prepaid expenses	10,567	9,893
Other current assets	17,154	8,493
Other current assets of discontinued operations	1,419	3,594
TOTAL CURRENT ASSETS	323,433	297,027
Property and equipment, net	28,303	25,246
Goodwill	12,978	12,749
Other intangibles, net	1,804	2,367
Deferred income tax assets, net	2,309	5,623
Other assets	20,553	22,365
Noncurrent assets of discontinued operations	—	4,466
TOTAL ASSETS	$389,380	$369,843
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$41,094	$31,233
Accrued expenses	50,782	48,793
Income taxes payable	28,851	30,838
Current debt, net	2,139	357
Due to IDT Corporation, net	112	135
Other current liabilities	10,052	6,393
Current liabilities of discontinued operations	2,996	4,585
TOTAL CURRENT LIABILITIES	136,026	122,334
Noncurrent debt, net	6,529	8,668
Other liabilities	2,379	2,959
Noncurrent liabilities of discontinued operations	—	705
TOTAL LIABILITIES	144,934	134,666
Commitments and contingencies (Note 16 and Note 17)
EQUITY:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares – 10,000:
Series 2012-A, designated shares – 8,750; at liquidation preference, consisting of 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Class A common stock, $0.01 par value; authorized shares – 35,000; 1,574 shares issued and outstanding at December 31, 2025 and 2024	16	16
Class B common stock, $0.01 par value; authorized shares – 200,000; 29,339 and 29,310 shares issued and 24,847 and 25,482 shares outstanding at December 31, 2025 and 2024, respectively	293	293
Additional paid-in capital	157,763	159,192
Treasury stock, at cost, consisting of 4,492 and 3,828 shares of Class B common at December 31, 2025 and 2024, respectively	(48,274)	(37,486)
Accumulated other comprehensive income	4,921	3,919
Retained earnings	136,183	120,200
Total Genie Energy Ltd. stockholders’ equity	250,902	246,134
Noncontrolling interests:
Noncontrolling interest	(6,034)	(10,174)
Receivable from issuance of equity	(422)	(783)
Total noncontrolling interests	(6,456)	(10,957)
TOTAL EQUITY	244,446	235,177
TOTAL LIABILITIES AND EQUITY	$389,380	$369,843

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
		(As Restated)	(As Restated)
REVENUES:
Electricity	$412,782	$350,514	$350,779
Natural gas	65,667	52,101	55,988
Other	23,522	22,587	21,941
Total revenues	501,971	425,202	428,708
Cost of revenues	377,286	286,719	282,502
GROSS PROFIT	124,685	138,483	146,206
OPERATING EXPENSES AND LOSSES:
Selling, general and administrative	95,326	93,396	91,109
Impairment of assets	1,642	185	—
Income from operations	27,717	44,902	55,097
Interest income	7,715	7,072	5,076
Interest expense	(670)	(464)	(99)
Gain on investments and others, net	1,379	1,971	3,122
Income before income taxes	36,141	53,481	63,196
Provision for income taxes	(8,262)	(15,358)	(16,622)
NET INCOME FROM CONTINUING OPERATIONS	27,879	38,123	46,574
(Loss) income from discontinued operations, net of tax	(4,164)	(2,907)	6,409
NET INCOME	23,715	35,216	52,983
Net loss (income) attributable to noncontrolling interests, net	291	293	(740)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	24,006	35,509	52,243
Dividends on preferred stock	—	—	(333)
NET INCOME ATTRIBUTABLE TO GENIE ENERGY LTD. COMMON STOCKHOLDERS	$24,006	$35,509	$51,910

Amounts attributable to Genie Energy Ltd. common stockholders
Income from continuing operations	$28,170	$38,416	$45,501
(Loss) income from discontinued operations	(4,164)	(2,907)	6,409
Net income attributable to Genie Energy Ltd. common stockholders	$24,006	$35,509	$51,910

Earnings per share attributed to Genie Energy Ltd. common stockholders
Basic
Income from continuing operations	$1.07	$1.44	$1.78
(Loss) income from discontinued operations	(0.16)	(0.11)	0.25
Net income attributable to Genie Energy Ltd. common stockholders	$0.91	$1.33	$2.03
Diluted
Income from continuing operations	$1.06	$1.42	$1.74
(Loss) income from discontinued operations	$(0.16)	$(0.11)	$0.25
Net income attributable to Genie Energy Ltd. common stockholders	$0.90	$1.31	$1.99

Weighted-average number of shares used in the calculation of earnings per share
Basic	26,277	26,763	25,553
Diluted	26,535	27,163	26,062

Dividends declared per common share	$0.30	$0.30	$0.30

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2025	2024	2023
		(As Restated)	(As Restated)
NET INCOME	$23,715	$35,216	$52,983
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,780	1,289	1,376
COMPREHENSIVE INCOME	25,495	36,505	54,359
Comprehensive income (loss) attributable to noncontrolling interests	(487)	(364)	(743)
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENIE ENERGY LTD.	$25,008	$36,141	$53,616

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

Genie Energy Ltd. Stockholders
									Accumulated
	Preferred		Class A		Class B		Additional		Other
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2022	$983	$8,359	$1,574	$16	$27,126	$271	$146,546	$(19,010)	$1,926	$49,010	$(13,474)	$173,644
Dividends on preferred stock ($0.3188 per share dividends	—	—	—	—	—	—	—	—	—	(333)	—	(333)
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,019)	—	(8,019)
Exercise of Class B common stock warrants	—	—	—	—	1,048	11	4,990	—	—	—	—	5,001
Stock-based compensation	—	—	—	—	334	3	2,829	—	—	—	—	2,832
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(1,571)	—	—	—	(1,571)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(37)	—	—	—	(37)
Redemption of preferred stock	(983)	(8,359)	—	—	—	—	—	—	—	—	—	(8,359)
Charitable contribution of treasury stock	—	—	—	—	—	—	624	382	—	—	—	1,006
Exercise of stock options	—	—	—	—	257	3	1,112	(2,425)	—	—	—	(1,310)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,373	—	3	1,376
Net income for the year ended December 31, 2023 (As Restated)	—	—	—	—	—	—	—	—	—	52,243	740	52,983
BALANCE AT DECEMBER 31, 2023 (As Restated)	$—	$—	$1,574	$16	$28,765	$288	$156,101	$(22,661)	$3,299	$92,901	$(12,731)	$217,213

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
									Accumulated
	Preferred		Class A		Class B		Additional		Other			Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT DECEMBER 31, 2023 (As Restated)	$—	$—	$1,574	$16	$28,765	$288	$156,101	$(22,661)	$3,299	$92,901	$(12,731)	$—	$217,213
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,210)	—	—	(8,210)
Exercise of stock options	—	—	—	—	126	1	1,015	(1,446)	—	—	—	—	(430)
Stock-based compensation	—	—	—	—	419	4	2,392	—	—	—	—	—	2,396
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,168)	—	—	—	—	(2,168)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(10,443)	—	—	—	—	(10,443)
Purchase of equity of subsidiary	—	—	—	—	—	—	(316)	—	—	—	(884)	—	(1,200)
Class B common stock purchased from Genie Energy Charitable Foundation	—	—	—	—	—	—	—	(768)	—	—	—	—	(768)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(12)	—	—	—	(12)
Consolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	1,286	—	1,286
Noncontrolling investment to a subsidiary by Howard Jonas	—	—	—	—	—	—	—	—	—	—	1,791	(783)	1,008
Other comprehensive loss	—	—	—	—	—	—	—	—	632	—	657	—	1,289
Net income for the year ended December 31, 2024 (As Restated)	—	—	—	—	—	—	—	—	—	35,509	(293)	—	35,216
BALANCE AT DECEMBER 31, 2024 (As Restated)	$—	$—	$1,574	$16	$29,310	$293	$159,192	$(37,486)	$3,919	$120,200	$(10,174)	$(783)	$235,177

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.
CONSOLIDATED STATEMENTS OF EQUITY (in thousands) — (Continued)

Genie Energy Ltd. Stockholders
									Accumulated
	Preferred		Class A		Class B		Additional		Other			Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT DECEMBER 31, 2024 (As Restated)	$—	$—	$1,574	$16	$29,310	$293	$159,192	$(37,486)	$3,919	$120,200	$(10,174)	$(783)	$235,177
Dividends on common stock ($0.30 per share)	—	—	—	—	—	—	—	—	—	(8,023)	—	—	(8,023)
Stock-based compensation	—	—	—	—	26	—	2,535	—	—	—	—	—	2,535
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,125)	—	—	—	—	(2,125)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(8,663)	—	—	—	—	(8,663)
Acquisition of noncontrolling interest of subsidiaries	—	—	—	—	—	—	(4,014)	—	—	—	4,014	—	—
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	3	—	50	—	—	—	—	—	50
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(361)	361	—
Other comprehensive loss	—	—	—	—	—	—	—	—	1,002	—	778	—	1,780
Net income for the year ended December 31, 2025	—	—	—	—	—	—	—	—	—	24,006	(291)	—	23,715
BALANCE AT DECEMBER 31, 2025	$—	$—	$1,574	$16	$29,339	$293	$157,763	$(48,274)	$4,921	$136,183	$(6,034)	$(422)	$244,446

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
		(As restated)	(As restated)
OPERATING ACTIVITIES
Net income	$23,715	$35,216	$52,983
Net income (loss) from discontinued operations, net of tax	(4,164)	(2,907)	6,409
Net income from continuing operations	27,879	38,123	46,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	884	463
Deferred income taxes	3,314	(1,203)	1,380
Provision for credit losses	2,011	2,359	2,362
Stock-based compensation	2,535	2,392	2,829
Inventory valuation allowance	1,254	417	1,148
Impairment of assets	1,642	185	—
Unrealized (gain) loss on marketable equity securities and investments and others	(1,598)	(766)	(23)
Charitable donation of Class B common stock	—	—	1,006
Change in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(10,215)	(2,214)	(9,137)
Inventory	3,004	917	(8,714)
Prepaid expenses	(1,329)	5,326	(6,089)
Other current assets and other assets	(399)	(1,784)	448
Trade accounts payable, accrued expenses and other current liabilities	16,968	3,100	22,986
Due to IDT Corporation	(23)	(10)	(20)
Income taxes payable	(1,987)	12,535	(4,275)
Net cash provided by operating activities of continuing operations	44,061	60,261	50,938
Net cash provided by operating activities of discontinued operations	2,274	10,481	11,540
Net cash provided by operating activities	46,335	70,742	62,478
INVESTING ACTIVITIES
Capital expenditures	(8,174)	(6,696)	(1,363)
Purchase of marketable equity securities and other investments	(6,167)	(6,142)	(11,019)
Purchase and improvement of investment property, net of noncontrolling interest portion paid by Howard Jonas	(1,890)	(1,237)	—
Proceeds from sale of marketable equity securities and other investments	1,204	582	10,042
Purchase of equity of subsidiary	(319)	(1,200)	—
Purchase of solar system facilities	—	(1,344)	(7,665)
Net cash used in investing activities of continuing operations	(15,346)	(16,037)	(10,005)
Net cash provided by investing activities of discontinued operations	—	—	23,645
Net cash (used in) provided by investing activities	(15,346)	(16,037)	13,640
FINANCING ACTIVITIES
Dividends paid	(8,023)	(8,210)	(8,874)
Repurchases of Class B common stock	(8,663)	(10,443)	(37)
Repurchases of Class B common stock from employees in connection with vesting of restricted shares	(2,125)	(2,168)	(1,571)
Repurchases of Class B common stock from employees in connection with exercise of stock options	—	(1,446)	(1,310)
Payment of term loan	(333)	—	—
Repurchase of Class B common stock from Genie Foundation	—	(768)	—
Proceeds from term loan, net	—	7,285	—
Proceeds from exercise of warrants	—	—	5,001
Redemption of preferred stock	—	—	(8,359)
Net cash used in financing activities of continuing operations	(19,144)	(15,750)	(15,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	7	(67)
Net increase in cash, cash equivalents and restricted cash	11,794	38,962	60,901
Cash, cash equivalents and restricted cash (excluding discontinued operations) at beginning of year	200,644	162,996	104,578
Cash, cash equivalents and restricted cash (including discontinued operations) at end of year	212,438	201,958	165,479
Less: Cash of discontinued operations at end of year	(986)	(1,314)	(2,483)
Cash and cash equivalents and restricted cash (excluding discontinued operations) at end of year	$211,452	$200,644	$162,996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$578	$98	$93
Cash payments made for income taxes	$6,995	$4,415	$20,445

See accompanying notes to consolidated financial statements.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Restatement of Previously Issued Financial Statements

On March 9, 2026, management and the Audit Committee of the Board of Directors of Genie Energy Ltd. (the “Company”) concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 contained in the Company’s Annual Report on Form 10-K, and the Company’s previously issued unaudited condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for each of the quarterly and year-to-date periods within 2024 as well as the quarterly and year-to-date periods ended March 31, 2025, June 30, 2025 and September 30, 2025 (collectively, the “Prior Periods”), should no longer be relied upon and require restatement (the “Restatement”) because of errors related to the accounting for the liability associated with the Company's captive insurance subsidiary recorded in the Prior Periods that resulted in material misstatements of cash and cash equivalents, restricted cash—short-term and long-term, deferred income tax assets, net, income tax payable and current and noncurrent captive insurance liabilities on the consolidated balance sheets, and provision for captive insurance liability and provision for income taxes on the consolidated statements of operations, included in the financial statements for the Prior Periods. The Company's consolidated statements of equity and cash flows for the Prior Periods are also restated to reflect the adjustments in the consolidated balance sheets and consolidated statements of operations.

The Company accrued captive insurance liability of $33.6 million and $$45.1 million for the years ended December 31, 2024 and 2023, respectively. Upon re-evaluation, management has determined that, as of December 31, 2024 and 2023, the likelihood of an unfavorable outcome for these liabilities was not probable under Accounting Standard Council ("ASC") 450—Contingencies, and therefore recognition of the accruals was not appropriate. The Company adjusted the captive insurance liabilities and the related impact on the income tax provisions and liabilities. The impact in the provision for income tax includes penalties and interest related to the Restatement. The Company also adjusted the restriction on its cash and cash equivalents previously allocated to the captive insurance subsidiary.

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported consolidated balance sheets as of December 31, 2024:

	December 31,
(in thousands)	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)

Cash and cash equivalents	$104,456	$88,373	$192,829
Restricted cash—short-term	26,608	(18,793)	7,815
Total current assets	227,447	69,580	297,027
Restricted cash—long-term	69,580	(69,580)	—
Deferred income tax assets, net	7,055	(1,432)	5,623
Total assets	371,275	(1,432)	369,843

Income taxes payable	9,196	21,642	30,838
Current captive insurance liability	9,120	(9,120)	—
Total current liabilities	109,812	12,522	122,334
Noncurrent captive insurance liability	69,580	(69,580)	—
Total liabilities	191,724	(57,058)	134,666

Retained earnings	64,574	55,626	120,200
Total Genie Energy Ltd. stockholders’ equity	190,508	55,626	246,134
Total equity	179,551	55,626	235,177
Total liabilities and equity	371,275	(1,432)	369,843

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported consolidated statements of operations for the year ended  December 31, 2024 and 2023:

	Year ended December 31,			Year ended December 31,
(in thousands, except per share data)	2024	2024	2024	2023	2023	2023
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Provision for captive insurance liability	$33,612	$(33,612)	$—	$45,088	$(45,088)	$—
Income from operations	11,290	33,612	44,902	10,009	45,088	55,097
Income before income taxes	19,869	33,612	53,481	18,108	45,088	63,196
Provision for income taxes	4,667	10,691	15,358	4,239	12,383	16,622
Net income from continuing operations	15,202	22,921	38,123	13,869	32,705	46,574
Net income	12,295	22,921	35,216	20,278	32,705	52,983
Net income attributable to Genie Energy Ltd.	12,588	22,921	35,509	19,538	32,705	52,243
Net income attributable to Genie Energy Ltd. common stockholders	12,588	22,921	35,509	19,205	32,705	51,910

Income from continuing operations attributable to Genie Energy Ltd. common stockholders	15,495	22,921	38,416	12,796	32,705	45,501

Basic earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.58	0.86	1.44	0.50	1.28	1.78
Basic earnings per share attributable to Genie Energy Ltd. common stockholders	0.47	0.86	1.33	0.75	1.28	2.03
Diluted earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.57	0.85	1.42	0.49	1.25	1.74
Diluted earnings per share attributable to Genie Energy Ltd. common stockholders	0.46	0.85	1.31	0.74	1.25	1.99

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of equity for the years ended December 31, 2024 and 2023:

	For the year ended December 31,			For the year ended December 31,
(in thousands)	2024	2024	2024	2023	2023	2023
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Retained earnings beginning balance	$60,196	$32,705	$92,901	$49,010	$—	$49,010
Net income attributable to Genie Energy Ltd.	12,588	22,921	35,509	19,538	32,705	52,243
Retained earnings ending balance	64,574	55,626	120,200	60,196	32,705	92,901
Total equity	179,551	55,626	235,177	184,508	32,705	217,213

While the Restatement affects individual line items in the buildup of the cash flows from operating activities in the consolidated statements of cash flows of the Prior Periods, there is no impact in the net cash flows from operating, investing and financing activities.

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of cash flows for the years ended December 31, 2024 and 2023:

	For the year ended December 31,			For the year ended December 31,
(in thousands)	2024	2024	2024	2023	2023	2023
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Net income	$12,295	$22,921	$35,216	$20,278	$32,705	$52,983
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	33,612	(33,612)	—	45,088	(45,088)	—
Deferred income taxes	(1,855)	652	(1,203)	599	781	1,380
Changes in income tax payable	2,496	10,039	12,535	(15,877)	11,602	(4,275)

The related notes to the consolidated financial statements related to the affected accounts have also been restated to reflect the adjustments above.

The Company also provided relevant restated unaudited condensed consolidated financial information for the quarterly and year to date period ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024 that was included in the Company's Quarterly Reports on Form 10-Q for the applicable periods. See Note 21 – Quarterly Financial Data (Unaudited), for the details of the impact of the Restatement to prior quarters and year-to-date periods.

Note 2 — Description of Business and Summary of Significant Accounting Policies

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

GREW consists of a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary of its energy offerings, a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers and a 72.2% interest in Roded Recycling ("Roded"), a producer of high-grade plastic pallets from recycled materials.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this new law, the Company evaluated the financial viability of all its solar projects and its qualification for the federal solar investment tax credits. The Company identified several projects that will be discontinued and assessed the values of the related assets at the lower of fair values less cost to sell and net book value. The Company also identified several assets, including definite life intangibles and solar panel inventories and assessed the carrying values for impairment.

One-Time Tax Credit

In the first quarter of 2023, the Company received $3.1 million in respect of a one- time tax credit related to payroll taxes incurred in prior years, which the Company recognized as a gain included in other income (expense), net in the accompanying consolidated statements of operations for 2023.

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

The Company determined that the discontinuation of the operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements. The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.3%, 43.0% and 48.1% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2025, 2024 and 2023, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7%, 28.7% and 32.5% of GRE’s electricity revenues were generated in the third quarters of 2025, 2024 and 2023, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.  In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 16). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates affecting amounts reported or disclosed in the consolidated financial statements include revenues, marketable equity securities and other investments, accounts receivables, allowances for credit losses, net realizable value of inventories, valuation of intangible assets, depreciation and amortization periods for long-lived assets,  valuation allowances recorded against deferred tax assets, the valuation of stock-based compensation, valuation of derivative instruments and loss contingencies. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results may differ from those estimates.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2025
Fixed rate	$238,064	$16,141	$—	$254,205
Variable rate	174,718	49,526	—	224,244
Other	—	—	23,522	23,522
Total	$412,782	$65,667	$23,522	$501,971

For the year ended December 31, 2024
Fixed rate	$205,980	$19,021	$—	$225,001
Variable rate	144,534	33,080	—	177,614
Other	—	—	22,587	22,587
Total	$350,514	$52,101	$22,587	$425,202

For the year ended December 31, 2023
Fixed rate	$203,039	$17,433	$—	$220,472
Variable rate	147,740	38,555	—	186,295
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
For the year ended December 31, 2025
Non-Commercial Channel	$346,990	$50,862	$—	$397,852
Commercial Channel	65,792	14,805	—	80,597
Other	—	—	23,522	23,522
Total	$412,782	$65,667	$23,522	$501,971

For the year ended December 31, 2024
Non-Commercial Channel	$318,541	$36,452	$—	$354,993
Commercial Channel	31,973	15,649	—	47,622
Other	—	—	22,587	22,587
Total	$350,514	$52,101	$22,587	$425,202

For the year ended December 31, 2023
Non-Commercial Channel	$289,774	$37,942	$—	$327,716
Commercial Channel	61,005	18,046	—	79,051
Other	—	—	21,941	21,941
Total	$350,779	$55,988	$21,941	$428,708

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Year Ended December 31,
	2025	2024
	(in thousands)
Contract liability, beginning	$3,973	$5,582
Recognition of revenue included in the beginning of the year contract liability	(3,403)	(4,804)
Additions during the period, net of revenue recognized during the period	7,237	3,195
Contract liability, end	$7,807	$3,973

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	December 31,
	2025	2024	2023
		(As Restated)	(As Restated)
	(in thousands)
Cash and cash equivalents	$203,516	$192,829	$159,039
Restricted cash—short-term	7,936	7,815	3,957
Total cash, cash equivalents, and restricted cash	$211,452	$200,644	$162,996

Restricted cash—short-term includes amounts set aside in accordance with the Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 18), Credit Agreement with JPMorgan Chase (see Note 12) and Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") (see Note 12).

Included in the cash and cash equivalents as of  December 31, 2025 and 2024 is cash received from Lumo Sweden (see Note 3).

Restatement in the balance of cash and cash equivalents and restricted cash—short-term relate to the unwinding of the Company's accounting for its captive insurance subsidiary as discussed in Note 1 — Restatement of Previously Issued Financial Statements.

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

Trade Accounts Receivable, Net

Trade accounts receivable, net is reported in the balance sheet as gross outstanding amounts adjusted for allowance for credit losses.

The Company evaluates the collectability of its trade receivables in accordance with ASC 326—Credit Losses. The Company measures expected credit losses on a collective pool basis, based on the type of customers, commodity sold, region or state, and payment history. The allowance for credit losses is based on a combination of historical collection experience, aging of receivables, customer credit risk characteristics and reasonable forecasts of future macroeconomic conditions. The Company regularly monitors delinquency trends, collection experience, and other credit quality indicators relevant to each receivable pool. Management adjusts the historical loss experience with current conditions and reasonable forecasts to estimate the expected credit losses. Credit losses are recognized in the consolidated statement of operations.

GRE’s REPs reduce their customer credit risk by participating in purchase of receivables, or POR programs for a majority of their receivables. In addition to providing billing and collection services, utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. At  December 31, 2025 and 2024, $35.3 million and  $30.5 million of GRE’s net accounts receivable were under POR programs, respectively. In the years ended  December 31, 2025, 2024 and 2023, the associated cost of the POR program was $5.3 million,  $4.1 million, $3.6 million, respectively.

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

Inventories consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Natural gas	$2,216	$1,333
Renewable credits	8,710	10,800
Solar panels	1,444	55
Total inventories	$12,370	$12,188

In the years ended  December 31, 2025, 2024 and 2023, the Company recorded an inventory valuation reserve of $1.3 million, $0.4 million and $1.1 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. In 2025, solar panels with a gross carrying value of $2.7 million and $0.4 million were transferred to inventories from prepaid expenses and construction in progress, respectively.

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

The estimated useful life of property plant and equipment as follows:

Years
Machinery and equipment	7 —10
Solar array system	14 —30
Computer software and development	2 —5
Computers and computer hardware	2 —5
Office equipment and other	4 —27

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

The Company has two reportable segments with four underlying reporting units: GRE and GREW, which is comprised of Genie Solar, CityCom, Diversegy and Roded.

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

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling are included in revenues. Shipping, handling and freight charges included in cost of goods sold were nominal amounts for the years ended December 31, 2025 and 2024 and $0.1 million for the year ended December 31, 2023. Distribution and handling costs of $0.2 million, $0.1 million and $0.1 million were recorded in selling, general and administrative expenses for each of the years ended December 31, 2025, 2024 and 2023.

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

Advertising Expense

Cost of advertising for customer acquisitions is charged to selling, general and administrative expenses in the period in which it is incurred. In the years ended December 31, 2025, 2024 and 2023, advertising expenses included in selling, general and administrative expenses were $7.5 million, $5.9 million and $6.2 million, respectively.

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

The Company uses a two- step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Basic weighted-average number of shares	$26,277	$26,763	$25,553
Effect of dilutive securities
Shares underlying stock options and warrants	—	—	63
Non-vested restricted Class B common stock	258	400	446
Diluted weighted-average number of shares	$26,535	$27,163	$26,062

There are no instruments excluded from the computation of diluted earnings per share for the year ended December 31, 2025, 2024 and 2023.

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

GRE’s REPs reduce their customer credit risk by participating in POR programs. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance during certain period, and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

The following table summarizes the percentage of consolidated trade receivable by the customer that equaled or exceeded 10.0% of consolidated net trade receivables at December 31, 2025 and 2024 (no other single customer accounted for 10.0% or greater of our consolidated net trade receivable as of December 31, 2025 and 2024).

	December 31,
	2025	2024
Customer A	na	13.2%

The following table summarizes the percentage of consolidated revenues from customers that equal or exceed 10.0% or greater of the Company’s consolidated revenues in the period (no other single customer accounted for more than 10.0% of consolidated revenues in these periods):

	Year ended December 31,
	2025	2024	2023
Customer A	11.2%	20.0%	18.5%

na—less than 10.0% of consolidated revenue in the period

Allowance for Credit Losses

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

(in thousands)	Balance at beginning of period	Additions charged (reversals credited) to expense	Additions (deductions)	Balance at end of period
Year ended December 31, 2025
Reserves deducted from accounts receivable:
Allowance for credit losses	$8,086	$2,011	$(2,221)	$7,876
Year ended December 31, 2024
Reserves deducted from accounts receivable:
Allowance for credit losses	$6,574	$2,359	$(847)	$8,086

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

Accounting Standards Updates

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. The new provisions require all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new provisions are required to be applied on a prospective basis; retrospective application was permitted. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this guidance in 2025 and added the required disclosures on a prospective basis in Note 13— Income Taxes. There was no other impact to our consolidated financial statement disclosures as a result of adopting this new guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statements—Reporting Comprehensive Income—Expense Disaggregation Disclosure (“ASU 2024-03”). ASU 2024-03 require entities to disclose additional information about specific expense categories related to cost of sales and selling, general and administrative expenses in the notes to financial statements at interim and annual reporting periods. This guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The guidance should be applied prospectively. The Company is currently evaluating the impact of adopting the guidance and believes that the adoption will not have a material impact on the consolidated financial statement disclosures.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Acquisition and Discontinued Operations

In December 2022, the Company, entered into an investment agreement with Roded and it then owners to acquire a 45.0% noncontrolling interest in Roded for New Israel Shekel ("NIS") 5.0 million (equivalent to $1.5 million at the date of the transaction). Roded is engaged in the business of recycling used plastic materials into usable industrial products. The Company accounts for its ownership interest in Roded using the equity method.

From December 2022 to April 2024, the Company contributed an aggregate of $0.4 million to Roded gradually increasing its interest to a 51.2% controlling interest on April 12, 2024. Prior to April 12, 2024, the net book value of the Company's investment in Roded was $1.3 million. After April 12, 2024, the Company has control over the activities of Roded.

The Company recorded minimal revenue for Roded in its consolidated statements of operations and comprehensive income for year ended  December 31, 2025 and 2024. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

The Company recorded revenue from the solar array acquisitions of approximately $1.3 million, $1.2 million and $0.1 million in its consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The acquired assets are allocated to the GREW segment.

Lumo Finland and Lumo Sweden Operations

As a result of the sustained volatility in the energy markets in Europe, in the third quarter 2022, the Company decided to discontinue the operations of Lumo Finland and Lumo Sweden. From July 13, 2022 to July 19, 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale was settled monthly based on the monthly commodity volume specified in the instruments from September 2022 to March 2025.

The Company determined that the discontinued operations of Lumo Finland and Lumo Sweden represented a strategic shift that will have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been presented separately and reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. Lumo Finland and Lumo Sweden are continuing to liquidate their remaining receivables and settle any remaining liabilities.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 8, 2023, the Lumo Administrator, acting on behalf of the Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which it alleges that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $41.3 million as of  December 31, 2025) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of  December 31, 2025), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.9 million as of  December 31, 2025). The Company believes that the Lumo Administrator's position is without merit, and is vigorously defending its position.

Genie was also notified that the Lumo Administrator filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of  December 31, 2025) prior to the bankruptcy. The Lumo Administrator has also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.9 million as of  December 31, 2025) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within and not additive to the €4.2 million). The Lumo Administrator alleges that the payments represented preferential payments and therefore belong to the bankruptcy estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

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

On  November 21, 2023, the Court issued an order to cease the administration and paid the Company a return of its interest in Orbit.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations:

	December 31, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$986	$1,314
Receivables from the settlement of the derivative contract and others—current	433	2,280
Current assets of discontinued operations	$1,419	$3,594

Other noncurrent assets	$—	$4,466
Noncurrent assets of discontinued operations	$—	$4,466

Liabilities
Income taxes payable	$—	$1,968
Accounts payable and other current liabilities	2,996	2,617
Current liabilities of discontinued operations	$2,996	$4,585

Deferred tax liabilities	$—	$705
Noncurrent liabilities of discontinued operations	$—	$705

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summary of the results of operations of the discontinued operations were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Selling, general and administrative expenses	$—	$2,619	$—
Loss from operations	—	(2,619)	—
Other (expense) income	(60)	424	6,437
Net (loss) income before taxes	(60)	(2,195)	6,437
Provision for income taxes	(4,104)	(712)	(28)
Loss (income) from discontinued operations, net of taxes	$(4,164)	$(2,907)	$6,409

The following table presents a summary of cash flows of the discontinued operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating Activities
Net (loss) income	$(4,164)	$(2,907)	$6,409
Non-cash items	4,164	3,140	(1,743)
Changes in assets and liabilities	2,274	10,248	6,874
Cash flows from operating activities of discontinued operation	$2,274	$10,481	$11,540

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Marketable equity securities	$409	$—	$—	$409
Derivative contracts	$561	$—	$—	$561
Liabilities:
Derivative contracts	$1,562	$—	$—	$1,562
December 31, 2024
Assets:
Marketable equity securities	$357	$—	$—	$357
Derivative contracts	$868	$—	$—	$868
Liabilities:
Derivative contracts	$473	$—	$—	$473

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

Restricted cash — short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At December 31, 2025 and 2024, the carrying amount of these assets and liabilities approximated fair value. The fair value estimate for restricted cash — short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation, and other current liabilities approximated fair value.

Other assets. At December 31, 2025 and 2024, other assets included notes receivable. The carrying amounts of the note receivable approximated fair value. The fair values were estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2025 and 2024.

The primary non-recurring fair value estimates typically involve goodwill impairment testing (see Note 8), which involves Level 3 inputs, and asset impairments (see Note 8) which utilize Level 3 inputs.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with Accounting Standards Codification 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At December 31, 2025 and 2024, all of GRE’s swaps and options were traded on the New York Mercantile Exchange.

The summarized volume of GRE’s outstanding contracts and options at December 31, 2025 was as follows (MWh – Megawatt hour and Dth – Decatherm):

	Commodity
Settlement Dates	Electricity (In MWH)	Natural Gas (In Dth)
First quarter 2026	20,704	807,500
Second quarter 2026	1,760	—
Third quarter 2026	9,152	—
Fourth quarter 2026	—	305,000
First quarter 2027	—	450,000
Second quarter 2027	—	—
Third quarter 2027	3,440	—
Fourth quarter 2027	—	—

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		December 31,
		2025	2024
Asset Derivatives	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current assets	$357	$582
Energy contracts and options	Other assets	204	285
Total derivatives not designated or not qualifying as a hedging instruments — Assets		$561	$867

Liability Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options (1)	Other current liabilities	$1,484	$428
Energy Contracts and options	Other liabilities	78	45
Total derivatives not designated or not qualifying as a hedging instruments — Liabilities		$1,562	$473

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the consolidated statements of operations were as follows:

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Amount of Loss
		Recognized on Derivatives
		Year ended December 31,
(in thousands)		2025	2024	2023
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Energy contracts and options	Cost of revenues	$4,195	$22,304	$28,887

Note 6 — Leases

The Company is the lessee under operating lease agreements primarily for office space in domestic and foreign locations where it has operations and for solar development projects with lease periods expiring between 2026 and 2052. The Company has no finance leases.

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

	December 31,
	2025	2024
	(in thousands)
ROU assets	$873	$1,819

Current portion of operating lease liabilities	$88	$223
Noncurrent portion of operating lease liabilities	854	1,732
Total	$942	$1,955

At December 31, 2025, the weighted average remaining lease term is 22.6 years and the weighted average discount rate is 9.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating activities	$505	$562	$638

ROU assets obtained in the exchange for lease liabilities
Operating leases	$154	$111	$237

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future lease payments under operating leases as of  December 31, 2025 were as follows:

(in thousands)
2026	$163
2027	122
2028	84
2029	65
2030	66
Thereafter	1,770
Total future lease payments	2,270
Less imputed interest	1,328
Total operating lease liabilities	$942

Rental expenses under operating leases were $0.6 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7 — Property and Equipment

	December 31,
	2025	2024
	(in thousands)
Solar system facilities	$20,638	$9,052
Computer software	2,405	2,398
Machinery and equipment	848	703
Computers and computer hardware	221	220
Office equipment and other	351	284
Construction in progress	7,730	15,789
	32,193	28,446
Less: accumulated depreciation	(3,890)	(3,200)
Property and equipment, net	$28,303	$25,246

As discussed above, on July 4, 2025, the OBBB was enacted into law. In light of this new law, the Company evaluated the financial viability of all its solar projects and its qualification for the federal solar investment tax credits. The Company identified several projects that will be discontinued and assessed the values of the related assets accumulated included in construction in progress and assessed the carrying values for impairment. In the fourth quarter of 2025, the Company recognized an impairment of assets of $0.4 million in the consolidated statement of income. In the fourth quarter of 2025, the Company transferred $2.7 million worth of solar panels that were allocated to discontinued community solar projects of Genie Solar from construction in progress to inventories.

In 2024, the Company discontinued several projects of Genie Solar as a result of lack of viability. The Company recognized an impairment of assets of $0.2 million related to costs previously capitalized in the property and equipment accounts in the consolidated balance sheets.

Property and equipment depreciation expenses were $0.7 million, $0.6 million and $0.1 million in the years ended December 31, 2025, 2024 and 2023, respectively.

In 2024, the Company transferred $1.1 million worth of solar panels that are intended to be used in Genie Solar projects from inventories to construction in progress related to solar panels expected to be used in the solar project by Genie Solar.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2024 to December 31, 2025:

	GRE	GREW	Total
	(in thousands)
Balance at January 1, 2024	$9,998	—	9,998
Consolidation of Roded	—	2,660	2,660
Cumulative translation adjustment	—	91	91
Balance at December 31, 2024	$9,998	$2,751	$12,749
Cumulative translation adjustment	—	229	229
Balance at December 31, 2025	$9,998	$2,980	$12,978

The Company performed its annual goodwill impairment test as of October 1, 2025. The Company elected to perform a qualitative analysis. The Company determined, after performing a qualitative analysis, that there was no evidence that it is more likely than not that the fair value of any identified reporting unit was less than the carrying amounts, therefore, it was not necessary to perform a quantitative impairment test.

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period (years)	Amount	Amortization	Balance
December 31, 2025	(in thousands)
Patents and trademarks	20.0	$2,860	$(1,322)	$1,538
Customer relationships	9.0	1,100	(1,019)	81
Licenses	10.0	479	(294)	185
TOTAL		$4,439	$(2,635)	$1,804
December 31, 2024
Patents and trademarks	20.0	$3,510	$(1,580)	$1,930
Customer relationships	9.0	1,100	(896)	204
Licenses	10.0	479	(246)	233
TOTAL		$5,089	$(2,722)	$2,367

The Company assessed the impairment of intangibles related to solar projects in light of the enactment of OBBB. In the fourth quarter of 2025, Prism provided full impairment of its patent and trademark for an aggregate amount of $0.2 million.

Amortization expense of intangible assets were $0.3 million, $0.4 million and $0.4 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company estimates that the amortization expense of intangible assets will be $0.3 million, $0.2 million, $0.1 million, $0.2 million, $0.2 million and $0.8 million in the years ending December 31, 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Other Current Assets and Other Assets

Other current assets consist of the following:

	December 31,
	2025	2024
	(in thousands)
Investments in equity securities—current	$8,770	$6,707
Investment property—current	5,782	—
Assets held for sale	1,060	—
Fair value of derivative contracts—current	357	582
Other assets	1,185	1,204
Total current assets	$17,154	$8,493

In the fourth quarter of 2025, the Company evaluated the financial viability of solar construction projects for commercial and industrial customers (C&I Projects) after the enactment of the OBBB. The Company decided to discontinue several C&I Projects and market other projects for sale to other contractors to continue the projects. The costs related to the C&I projects are included in the prepaid expense account in the consolidated balance sheet. The Company recorded an aggregate of $0.2 million impairment of assets related to the C&I Projects. In the fourth quarter of 2025, the Company transferred $0.4 million worth of solar panels that were allocated to discontinued C&I projects of Genie Solar from prepaid expenses to inventories.

In the fourth quarter of 2025, the Company initiated a plan to sell an uncompleted C&I Project to another contractor. The carrying value of C&I Project included in the prepaid expense account of $1.1 million was reclassified as assets and liabilities held for sale and reported at the lower of cost and fair value less cost to sell. The Company used the market approach to estimate the fair values of assets held for sale based on the current offer from independent third parties.

Other assets consist of the following:

	December 31,
	2025	2024
	(in thousands)
Investments in equity securities—noncurrent	$10,126	$5,673
Security deposits	9,263	8,562
Investment property—noncurrent	—	3,957
Right-of-use assets, net of amortization	873	1,819
Fair value of derivative contracts—noncurrent	204	285
Other assets	87	2,069
Total other assets	$20,553	$22,365

Note 10 — Investments

Investments in equity securities consist of the following:

			December 31,
	Location in Balance Sheet	Measurement	2025	2024
			(in thousands)
Rafael Holdings, Inc.	Marketable equity securities	Quoted market price	$409	$357

Alternative investments	Other current assets	Net asset value	$7,119	$5,057
Alternative investments	Other current assets	Cost	1,651	1,650
Total included in other current assets			$8,770	$6,707

Equity method investments	Other noncurrent assets	Equity method	$402	$696
Alternative investments	Other noncurrent assets	Net asset value	8,250	2,877
Alternative investments	Other noncurrent assets	Cost	1,474	2,100
Total equity investments included in other noncurrent assets			$10,126	$5,673

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$11,684	$4,835
Purchases	5,500	7,050
Gain recognized during the period, net	2,212	481
Distribution	(902)	(682)
Balance, end of period	$18,494	$11,684

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 19). The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carries a 5.0% interest rate payable in full on February 1, 2026. In the third quarter 2024, Howard Jonas, reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and is included in the noncontrolling interests section of the consolidated balance sheets. At December 31, 2025, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

In January 2026, the Company extinguished the notes payable by paying the principal amount plus the accumulated accrued interest.

Howard Jonas' share in the investment property was diluted to 23.8% and 44.1% at December 31, 2025 and 2024, respectively, resulting from additional investments by the Company in the investment property.

The investment property is recorded at cost and adjusted for any impairment. The investment property was included in other assets of the consolidated balance sheets at December 31, 2024. In 2025, the investment property was completed and the carrying value was transferred from other assets to other current assets in the consolidated balance sheet.

Note 11 — Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Renewable energy	$30,871	$30,441
Liability to customers related to promotional and retention incentives	9,620	9,474
Payroll and employee benefits	4,328	4,866
Other accrued expenses	5,963	4,012
Total accrued expenses	$50,782	$48,793

Other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Contract liabilities	$7,807	$3,973
Current hedge liabilities	1,484	428
Current lease liabilities	88	223
Others	673	1,769
Total other current liabilities	$10,052	$6,393

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Debt

Term Loan

On November 18, 2024, the Company, through its subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

2026	$399
2027	418
2028	435
2029	391
2030	388
2031	5,061
Total term loan	7,092
Less: Current portion	399
Noncurrent portion of term loan	$6,693

Interest is accrued on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days over 360 days. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at December 31, 2025 the Company was in compliance with all such covenants.

The Company capitalized $0.1 million in 2024 in connection with the Term Loan. The Term Loan outstanding balances were $7.1 million and $7.4 million at December 31, 2025 and 2024, respectively, with weighted average interest rates 6.2% and 6.5%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At December 31, 2025, an aggregate of $3.8  million is deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On October 12, 2025, the Company entered into an amendment of its existing Credit Agreement to extend the maturity date of December 31, 2026. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. At December 31, 2025, there are $1.0 million letters of credit issued by JP Morgan Chase Bank. At December 31, 2025, the cash collateral of $3.3  million was included in restricted cash—short-term in the consolidated balance sheet.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Income Taxes

Restatement in the income taxes account relate to the unwinding of the Company's accounting for its captive insurance subsidiary as discussed in Note 1 — Restatement of Previously Issued Financial Statements.

The components of income before income taxes are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
		(As Restated)	(As Restated)
Domestic	$37,425	$53,971	$63,176
Foreign	(1,284)	(490)	20
INCOME BEFORE INCOME TAXES	$36,141	$53,481	$63,196

Significant components of the Company’s deferred income tax assets consist of the following:

	December 31,
(in thousands)	2025	2024
		(As Restated)
Deferred income tax assets (liabilities):
Net operating loss	$10,117	$10,013
Accrued expenses	2,453	2,136
Bad debt reserve	2,141	2,183
Lease liability	222	528
Stock options and restricted stock	1,021	1,607
Unrealized gain	226	239
State taxes	35	23
Amortization	(3,110)	(363)
ROU assets	(204)	(491)
Total deferred income tax assets	12,901	15,875
Valuation allowance	(10,592)	(10,252)
DEFERRED INCOME TAX ASSETS, NET	$2,309	$5,623

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

The provision for (benefit from) income taxes consists of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
		(As Restated)	(As Restated)
Current:
Federal	$1,911	$12,755	$10,790
State and local	3,037	3,806	4,452
	4,948	16,561	15,242
Deferred:
Federal	3,414	(1,389)	842
Foreign	(170)	—	—
State and local	70	186	538
	3,314	(1,203)	1,380
PROVISION FOR INCOME TAXES	$8,262	$15,358	$16,622

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
	(in thousands)
U.S. federal income tax benefit at statutory rate	$7,590	21.0%
State and local income tax, net of federal benefit	2,335	6.5
Foreign tax effect	—	—
Effect of cross border tax laws	—	—
Valuation allowance	501	1.4
Non taxable items:
Stock-based compensation	588	1.7
Permanent difference	12	—
Warrants	—	—
Tax credit:
Solar credits	(5,312)	(14.7)
Penalty and interest	2,930	8.1
Others	(327)	(1.2)
Changes in unrecognized tax benefits:
Unrecognized tax benefits	(55)	0.2
Balance at end of period	$8,262	23.0%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
(in thousands)	2024	2023
	(As Restated)	(As Restated)
U.S. federal income tax benefit at statutory rate	$11,231	$13,271
State and local income tax, net of federal benefit	3,165	3,931
Penalty and interests	1,616	226
Valuation allowance	183	(159)
Stock-based compensation	(197)	(812)
Others	(640)	165
PROVISION FOR INCOME TAXES	$15,358	$16,622

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance for deferred income taxes was as follows:

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2025
Reserves for valuation allowances deducted from deferred income taxes, net	$10,252	$340	$—	$10,592
Year ended December 31, 2024
Reserves for valuation allowances deducted from deferred income taxes, net	$10,069	$183	$—	$10,252
Year ended December 31, 2023
Reserves for valuation allowances deducted from deferred income taxes, net	$10,228	$—	$(159)	$10,069

As of December 31, 2025 and 2024, the Company maintained a valuation allowance on the deferred tax assets of net operating losses relating to consolidated U.S. entities and its Israel entity.

The table below summarizes the change in the balance of unrecognized income tax benefits:

	Year ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$111	$183
Additions based on tax positions related to the current period	56	18
Additions based on tax positions related to prior periods	—	—
Lapses of statutes of limitations	—	(90)
Balance at end of period	$167	$111

All of the unrecognized income tax benefits at December 31, 2025, 2024 and 2023 would have affected the Company’s effective income tax rate if recognized. The Company expects the total amount of unrecognized income tax benefits to significantly decrease within the next twelve months.

In the years ended December 31, 2025, 2024 and 2023, the Company recorded interest and penalty expenses of $2.9 million, $1.6 million and $0.2 million, respectively, and have included the amounts in income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for 2022 to 2025, state and local tax returns generally for 2020 to 2025 and foreign tax returns generally for 2012 to 2025.

The amounts of cash income taxes paid by the Company for the year ended December 31, 2025 were as follows (in thousands):

Federal	$4,800
State and local
Connecticut	475
New York	475
Pennsylvania	325
Others	920
Income Taxes, net of amounts refunded	$6,995

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Equity

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Except as required by law or under the terms of the Series 2012- A Preferred Stock (the “Preferred Stock”), the holders of Class A and Class B common stock and the Preferred Stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

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

Dividend Payments

In each of the years ended December 31, 2025, 2024 and 2023, the Company paid aggregate cash dividends of $0.30 per share on its Class A common stock and Class B common stock, equal to $8.0 million, $8.2 million and $8.0 million total dividends paid, respectively.

On February 26, 2026, the Company paid a dividend of $0.075 per share of its Class A common Stock and Class B common stock to stockholders of record as of the close of business on February 18, 2026.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases and Redemption

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In 2025, the Company acquired 549,958 shares of Class B common stock under the stock repurchase program for an aggregate amount of $8.6 million. In 2024, the Company acquired 660,794 shares of Class B common stock under the stock repurchase program for an aggregate amount of $10.5 million. In 2023, the Company acquired 3,778 shares of Class B common stock under the stock repurchase program for an aggregate amount of $0.1 million. At December 31, 2025, 3.5 million shares remained available for repurchase under the stock repurchase program.

In addition, in the years ended December 31, 2025, 2024 and 2023, the Company acquired shares of its Class B common stock that were tendered by the Company's employees to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. In the year ended  December 31, 2025, the Company paid $2.1 million to repurchase 114,800 shares of its Class B common stock. In the year ended  December 31, 2024, the Company paid $2.2 million to repurchase 116,825 shares of its Class B common stock. In the year ended  December 31, 2023, the Company paid $1.6 million to repurchase 111,319 shares of its Class B common stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

As of December 31, 2025 and 2024, the Company held 4.5 million and 3.8 million shares of Class B common stock, respectively, in treasury, with respective costs of $48.3 million and $37.7 million, and a weighted average cost of $10.75 and $9.79 per share.

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

At December 31, 2025, there were no outstanding options to purchase the Company's common stock.

Purchase of Equity of Subsidiaries

In fourth quarter of 2025, the Company purchased from a certain investor an 8.4% equity interest in Roded for $0.3 million, increasing its interest to 71.0%.

In  February 2024, the Company purchased from a certain investor a 0.5% equity interest in GEIC, which holds the Company's interest in its operating subsidiaries for $1.2 million. Following this transaction, GEIC is a wholly owned subsidiary of the Company.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Stock-Based Compensation

Stock-Based Compensation Plan

In May 2021, the Company's stockholders adopted the Company's 2021 Stock Option and Incentive Plan (the "2021 Plan"). The 2021 Plan provides incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2021 Plan provide for grants of stock options, stock appreciation rights, limited stock appreciation rights, deferred stock units, and restricted stock. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares initially reserved for the grant of awards under the 2021 Plan is 1.0 million shares of Class B Common Stock. On  May 10, 2023, the Company's stockholders approved an amendment to the 2021 Plan that, among other things, increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 0.5 million shares of Class B Common Stock. At December 31, 2025, the Company had 87,071 shares of Class B common stock available for future grants.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service following the grant.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value
	(in thousands)
Non-vested restricted shares at December 31, 2024	536	$15.23
Granted	26	15.04
Vested	(144)	16.72
Forfeited	(1)	16.55
NON-VESTED RESTRICTED SHARES AT DECEMBER 31, 2025	417	$15.85

At December 31, 2025, there was $3.8  million of total unrecognized compensation cost related to non-vested restricted stock. The total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested was $2.5  million, $1.3 million and $1.5 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized compensation cost related to the vesting of the restricted stock of $2.5  million, $1.8 million and $1.5 million in the years ended December 31, 2025, 2024 and 2023, respectively.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Awards with Market-Based Conditions

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

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility. The Company recognized compensation costs related to the deferred stock units award of $0.1 million, $0.6 million and $1.3 million for the years ended  December 31, 2025, 2024 and 2023, respectively.

As of  December 31, 2025, there were no unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants with market-based conditions.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 — Variable Interest Entity

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

In April 2025, the Company signed an Equity Purchase Agreement with Tari Corporation to acquire 100% interest in CCE for one U.S. dollar and the forgiveness of all intercompany balances of CCE with the Company, subject to approval of the Federal Energy Regulatory Commission, which the Company received on November 7, 2025.

Net income (loss) related to CCE and aggregate net funding repaid to (provided) the Company were as follows:

	Year ended December 31,
	Period from January 1, 2025 to November 7, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(in thousands)
Net income (loss)	$207	$(276)	$(850)
Aggregate funding paid to (provided by) the Company, net	$307	$271	$(1,104)

Summarized consolidated balance sheet amounts at December 31, 2024 related to CCE are as follows:

ASSETS
Cash, cash equivalents and restricted cash	$313
Trade accounts receivable	250
Prepaid expenses and other current assets	318
Other assets	363
TOTAL ASSETS	$1,244
LIABILITIES AND NONCONTROLLING INTERESTS
Current liabilities	$645
Due to IDT Energy	4,622
Noncontrolling interests from CCE	(4,023)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,244

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 — Legal and Regulatory Proceedings

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of  December 31, 2025, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the years ended  December 31, 2025, 2024 and 2023, Resident Energy's gross revenues from sales in Illinois were $27.9  million, $36.6 million and $48.3 million, respectively.

In addition to the matter disclosed above, the Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Refer to Note 3—Acquisitions and Discontinued Operations, for discussion related to the administration of Lumo Finland.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 — Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $144.4 million at December 31, 2025, of which $140.7 million was for future purchases of electricity. The purchase commitments outstanding at December 31, 2025 are expected to be paid as follows (in thousands):

2026	121,112
2027	20,157
2028	3,106
Thereafter	—
Total payments	$144,375

For the year ended  December 31, 2025, the Company purchased $88.8 million and $10.3 million of electricity and renewable energy credits, respectively, under these purchase commitments. For the year ended December 31, 2024, the Company purchased $39.4 million and $16.8 million of electricity and renewable energy credits, respectively, under these purchase commitments. For the year ended December 31, 2023 the Company purchased $39.0 million and $19.5 million of electricity and renewable energy credits, respectively, under these purchase commitments.

Renewable Energy Credits

GRE's REPs must obtain a certain percentage or amount of their electricity from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which they operate. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At December 31, 2025, GRE had commitments to purchase renewable energy credits of $3.7 million.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At December 31, 2025, GRE had aggregate performance bonds of $28.4 million outstanding and  $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GREs REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At December 31, 2025, the Company was in compliance with such covenants. At December 31, 2025, restricted cash — short-term of  $0.8 million and trade accounts receivable of  $76.1 million were pledged to BP as collateral for the payment of trade accounts payable to BP of  $33.5 million at December 31, 2025.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19 — Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of a Company, related to an acquisition of an investment property (see Note 10—Investments).

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

In  March 2023, the Company sold 195,501 shares of Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.3 million. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman and Chairman of the Board of Directors of Rafael. In the second quarter of 2023, the Company acquired 150,000 Class B common stock of Rafael for $0.3 million. For each of the years ended December 31, 2025 and 2024, the Company recognized nominal amounts of loss in connection with the investment. For the year ended December 31, 2023, the Company recognized $0.8 million of loss in connection with the investment. At December 31, 2025, the Company holds 216,393 Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charges for services provided by IDT to the Company, and, during the relevant period, rent charged by Rafael, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expenses in the consolidated statements of operations.

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Amount IDT charged the Company	$1,068	$1,130	$1,264
Amount the Company charged IDT	$150	$133	$132

The following table presents the balance of receivables and payables to IDT and Rafael:

	December 31,
	2025	2024
	(in thousands)
Due to IDT	$157	$155
Due from IDT	$45	$20

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM a total of $0.4 million each in 2025, 2024 and 2023, respectively, related to premium of various insurance policies that were brokered by IGM. There was no outstanding payable to IGM as of  December 31, 2025. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 20 — Business Segment and Geographic Information

The Company has two reportable business segments: GRE and GREW. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GREW develops, constructs and operates utility-scale solar energy projects, distributes solar panels, offers energy procurement and advisory services, markets alternative products and services complementary to its energy offerings and also produces high-grade pallets from recycled materials. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company were as follows:

	GRE	GREW	Corporate	Total
	(in thousands)
Year ended December 31, 2025
Revenues	$478,452	$23,519	$—	$501,971
Cost of revenues	359,912	17,374	—	377,286
Gross profit	118,540	6,145	—	124,685
Marketing and customer acquisition expenses	34,222	1,611	—	35,833
Employee-related expenses	17,797	5,700	3,804	27,301
Provision for credit losses	1,857	154	—	2,011
Stock-based compensation	1,043	88	1,404	2,535
Depreciation and amortization	299	706	—	1,005
Impairment of assets	—	1,642	—	1,642
Other selling, general and administrative expenses	19,100	3,319	4,222	26,641
Income (loss) from operations	$44,222	$(7,075)	$(9,430)	$27,717
Provision for (benefit from) income taxes	$14,562	$(6,857)	$557	$8,262
Year ended December 31, 2024
Revenues	$403,340	$21,862	$—	$425,202
Cost of revenues	271,191	15,528	—	286,719
Gross profit	132,149	6,334	—	138,483
Marketing and customer acquisition expenses	36,437	592	—	37,029
Employee-related expenses	17,778	4,579	4,075	26,432
Provision for credit losses	2,359	—	—	2,359
Stock-based compensation	1,054	58	1,234	2,346
Depreciation and amortization	300	584	—	884
Impairment of assets	—	185	—	185
Other selling, general and administrative expenses	17,676	3,311	3,359	24,346
Income (loss) from operations (as restated)	$56,545	$(2,975)	$(8,668)	$44,902
Provision for (benefit from) income taxes (as restated)	$18,226	$(1,919)	$(949)	$15,358
Year ended December 31, 2023
Revenues	$409,879	$18,829	$—	$428,708
Cost of revenues	266,519	15,983	—	282,502
Gross profit	143,360	2,846	—	146,206
Marketing and customer acquisition expenses	35,143	656	—	35,799
Employee-related expenses	17,325	4,547	4,729	26,601
Provision for credit losses	2,129	233	—	2,362
Stock-based compensation	1,024	28	1,731	2,783
Depreciation and amortization	350	113	—	463
Other selling, general and administrative expenses	15,478	3,058	4,565	23,101
Income (loss) from operations (as restated)	$71,911	$(5,789)	$(11,025)	$55,097
Provision for (benefit from) income taxes (as restated)	$21,119	$(1,024)	$(3,473)	$16,622

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the business segments of the Company were as follows:

	December 31,
	2025	2024
	(in thousands)
		(As Restated)
GRE	$191,728	$204,470
GREW	44,254	38,302
Corporate	151,979	119,011
Total assets of continuing operations	387,961	361,783
Assets of discontinued operations	1,419	8,060
Total assets	$389,380	$369,843

Geographic Information

Revenues from customers located outside of the United States, which are located primarily in Israel were as follows:

		Other Foreign
	United States	Countries	Total
	(in thousands)
Year ended December 31, 2025	$501,824	$147	$501,971
Year ended December 31, 2024	424,481	721	425,202
Year ended December 31, 2023	425,596	3,112	428,708

Net long-lived assets and total assets of continuing operations, net held outside of the United States, which are located primarily in Israel, were as follows:

		Other Foreign
	United States	Countries	Total
	(in thousands)
December 31, 2025
Long-lived assets of continuing operations, net	$42,503	$3,765	$46,268
Total assets of continuing operations	383,774	4,187	387,961
December 31, 2024
Long-lived assets of continuing operations, net	$44,304	$3,500	$47,804
Total assets of continuing operations (as restated)	357,665	4,118	361,783

Long-lived assets consist of property and equipment, net, right-of-use assets, intangibles and other long-term assets.

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21 — Quarterly Financial Data (Unaudited)

The Company is presenting the restated unaudited interim condensed consolidated financial information for each of the previously reported quarters during the years ended December 31, 2025 and 2024 and for the year-to-date periods then ended. See Note 1 — Restatement of Previously Issued Financial Statements for additional information on the Restatement.

The following table summarizes the effect of the errors on the Company’s consolidated balance sheets as of  March 31, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	March 31			March 31
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Cash and cash equivalents	$112,544	$89,273	$201,817	$106,560	$51,837	$158,397
Restricted cash—short-term	27,178	(19,169)	8,009	9,918	(6,296)	3,622
Total current assets	238,508	70,104	308,612	227,823	45,541	273,364
Restricted cash—long-term	70,104	(70,104)	—	45,541	(45,541)	—
Deferred income tax assets, net	7,055	(1,432)	5,623	5,200	(781)	4,419
Total assets	384,378	(1,432)	382,946	328,304	(781)	327,523

Income taxes payable	13,596	22,469	36,065	9,614	12,274	21,888
Current captive insurance liability	9,236	(9,236)	—	583	(583)	—
Total current liabilities	117,317	13,233	130,550	100,585	11,691	112,276
Noncurrent captive insurance liability	70,104	(70,104)	—	45,541	(45,541)	—
Total liabilities	196,988	(56,871)	140,117	148,889	(33,850)	115,039

Retained earnings	73,178	55,439	128,617	66,198	33,069	99,267
Total Genie Energy Ltd. stockholders’ equity	198,006	55,439	253,445	192,856	33,069	225,925
Total equity	187,390	55,439	242,829	179,415	33,069	212,484
Total liabilities and equity	384,378	(1,432)	382,946	328,304	(781)	327,523

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of  operations for the three months ended March 31, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	Three months ended March 31			Three months ended March 31
(in thousands, except per share data)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Provision for captive insurance liability	$645	$(645)	$—	$1,036	$(1,036)	$—
Income from operations	12,831	645	13,476	9,849	1,036	10,885
Income before income taxes	14,785	645	15,430	11,354	1,036	12,390
Provision for income taxes	4,380	832	5,212	2,920	673	3,593
Net income from continuing operations	10,405	(187)	10,218	8,434	363	8,797
Net income	10,301	(187)	10,114	8,169	363	8,532
Net income attributable to Genie Energy Ltd.	10,630	(187)	10,443	8,123	363	8,486
Net income attributable to Genie Energy Ltd. common stockholders	10,630	(187)	10,443	8,123	363	8,486

Income from continuing operations attributable to Genie Energy Ltd. common stockholders	10,734	(187)	10,547	8,388	363	8,751

Basic earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.40	—	0.40	0.31	0.02	0.33
Basic earnings per share attributable to Genie Energy Ltd. common stockholders	0.40	—	0.40	0.30	0.02	0.32
Diluted earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.40	—	0.40	0.31	0.01	0.32
Diluted earnings per share attributable to Genie Energy Ltd. common stockholders	0.40	—	0.40	0.30	0.01	0.31

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported consolidated balance sheets as of  June 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	June 30			June 30
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Cash and cash equivalents	$105,423	$87,092	$192,515	$122,342	$51,512	$173,854
Restricted cash—short-term	25,267	(16,791)	8,476	9,178	(5,112)	4,066
Total current assets	230,746	70,301	301,047	216,128	46,400	262,528
Restricted cash—long-term	70,301	(70,301)	—	46,400	(46,400)	—
Deferred income tax assets, net	7,055	(1,432)	5,623	5,209	(781)	4,428
Total assets	383,092	(1,432)	381,660	322,783	(781)	322,002

Income taxes payable	7,819	23,213	31,032	9,062	12,852	21,914
Current captive insurance liability	9,304	(9,304)	—	364	(364)	—
Total current liabilities	115,728	13,909	129,637	83,380	12,488	95,868
Noncurrent captive insurance liability	70,301	(70,301)	—	46,400	(46,400)	—
Total liabilities	195,926	(56,392)	139,534	133,229	(33,912)	99,317

Retained earnings	73,990	54,960	128,950	73,779	33,131	106,910
Total Genie Energy Ltd. stockholders’ equity	197,039	54,960	251,999	202,078	33,131	235,209
Total equity	187,166	54,960	242,126	189,554	33,131	222,685
Total liabilities and equity	383,092	(1,432)	381,660	322,783	(781)	322,002

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of  operations for the three and nine months ended June 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	Three months ended June 30			Three months ended June 30			Six months ended June 30			Six months ended June 30
(in thousands, except per share data)	2025	2025	2025	2024	2024	2024	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Provision for captive insurance liability	$265	$(265)	$—	$640	$(640)	$—	$910	$(910)	$—	$1,676	$(1,676)	$—
Income from operations	2,003	265	2,268	10,563	640	11,203	14,834	910	15,744	20,412	1,676	22,088
Income before income taxes	3,899	265	4,164	12,966	640	13,606	18,684	910	19,594	24,320	1,676	25,996
Provision for income taxes	1,079	743	1,822	3,465	577	4,042	5,458	1,576	7,034	6,385	1,250	7,635
Net income from continuing operations	2,820	(478)	2,342	9,501	63	9,564	13,226	(666)	12,560	17,935	426	18,361
Net income	2,867	(478)	2,389	9,356	63	9,419	13,169	(666)	12,503	17,525	426	17,951
Net income attributable to Genie Energy Ltd.	2,822	(478)	2,344	9,612	63	9,675	13,453	(666)	12,787	17,735	426	18,161
Net income attributable to Genie Energy Ltd. common stockholders	2,822	(478)	2,344	9,612	63	9,675	13,453	(666)	12,787	17,735	426	18,161

Income from continuing operations attributable to Genie Energy Ltd. common stockholders	2,775	(478)	2,297	9,757	63	9,820	13,510	(666)	12,844	18,145	426	18,571

Basic earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.11	(0.02)	0.09	0.37	—	0.37	0.51	(0.02)	0.49	0.68	0.02	0.70
Basic earnings per share attributable to Genie Energy Ltd. common stockholders	0.11	(0.02)	0.09	0.36	—	0.36	0.51	(0.02)	0.49	0.66	0.02	0.68
Diluted earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.11	(0.02)	0.09	0.37	—	0.37	0.51	(0.03)	0.48	0.67	0.02	0.69
Diluted earnings per share attributable to Genie Energy Ltd. common stockholders	0.11	(0.02)	0.09	0.36	—	0.36	0.51	(0.03)	0.48	0.65	0.02	0.67

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported consolidated balance sheets as of  September 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	September 30			September 30
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Cash and cash equivalents	$109,280	$87,522	$196,802	$136,295	$51,177	$187,472
Restricted cash—short-term	26,194	(16,844)	9,350	7,686	(3,906)	3,780
Total current assets	238,171	70,678	308,849	227,663	47,271	274,934
Restricted cash—long-term	70,678	(70,678)	—	47,271	(47,271)	—
Deferred income tax assets, net	7,055	(1,432)	5,623	5,197	(781)	4,416
Total assets	394,122	(1,432)	392,690	341,681	(781)	340,900

Income taxes payable	10,259	24,017	34,276	12,988	13,528	26,516
Current captive insurance liability	9,392	(9,392)	—	487	(487)	—
Total current liabilities	124,919	14,625	139,544	88,825	13,041	101,866
Noncurrent captive insurance liability	70,678	(70,678)	—	47,271	(47,271)	—
Total liabilities	205,299	(56,053)	149,246	141,395	(34,230)	107,165

Retained earnings	78,734	54,621	133,355	81,959	33,449	115,408
Total Genie Energy Ltd. stockholders’ equity	198,807	54,621	253,428	211,099	33,449	244,548
Total equity	188,823	54,621	243,444	200,286	33,449	233,735
Total liabilities and equity	394,122	(1,432)	392,690	341,681	(781)	340,900

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of operations for the three and nine months ended September 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	Three months ended September 30			Three months ended September 30			Nine months ended September 30			Nine months ended September 30
(in thousands, except per share data)	2025	2025	2025	2024	2024	2024	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Provision for captive insurance liability	$465	$(465)	$—	$991	$(991)	$—	$1,370	$(1,370)	$—	$2,667	$(2,667)	$—
Income from operations	6,934	465	7,399	11,676	991	12,667	21,768	1,370	23,138	32,087	2,667	34,754
Income before income taxes	9,204	465	9,669	14,178	991	15,169	27,889	1,370	29,259	38,498	2,667	41,165
Provision for income taxes	2,469	804	3,273	3,924	674	4,598	7,928	2,380	10,308	10,309	1,924	12,233
Net income from continuing operations	6,735	(339)	6,396	10,254	317	10,571	19,961	(1,010)	18,951	28,189	743	28,932
Net income	6,730	(339)	6,391	10,229	317	10,546	19,899	(1,010)	18,889	27,754	743	28,497
Net income attributable to Genie Energy Ltd.	6,743	(339)	6,404	10,199	317	10,516	20,196	(1,010)	19,186	27,933	743	28,676
Net income attributable to Genie Energy Ltd. common stockholders	6,743	(339)	6,404	10,199	317	10,516	20,196	(1,010)	19,186	27,933	743	28,676

Income from continuing operations attributable to Genie Energy Ltd. common stockholders	6,748	(339)	6,409	10,224	317	10,541	20,258	(1,010)	19,248	28,368	743	29,111

Basic earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.26	(0.01)	0.25	0.38	0.02	0.40	0.77	(0.04)	0.73	1.06	0.03	1.09
Basic earnings per share attributable to Genie Energy Ltd. common stockholders	0.26	(0.01)	0.25	0.38	0.02	0.40	0.77	(0.04)	0.73	1.04	0.03	1.07
Diluted earnings per share from continuing operations attributable to Genie Energy Ltd. common stockholders	0.26	(0.01)	0.25	0.38	0.01	0.39	0.76	(0.04)	0.72	1.04	0.03	1.07
Diluted earnings per share attributable to Genie Energy Ltd. common stockholders	0.26	(0.01)	0.25	0.38	0.01	0.39	0.76	(0.04)	0.72	1.03	0.03	1.06

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of cash flows for the three months ended March 31, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	For the three months ended March 31,			For the three months ended March 31,
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Net income	$10,301	$(187)	$10,114	$8,169	$363	$8,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	645	(645)	—	1,036	(1,036)	—
Changes in income tax payable	4,400	832	5,232	2,914	673	3,587

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of cash flows for the six months ended June 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	For the six months ended June 30,			For the six months ended June 30,
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Net income	$13,169	$(666)	$12,503	$17,525	$426	$17,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	910	(910)	—	1,676	(1,676)	—
Changes in income tax payable	(1,377)	1,576	199	2,362	1,250	3,612

The following table summarizes the effect of the errors on the specific line items in the Company’s previously reported statements of cash flows for the nine months ended September 30, 2025 and 2024 (see Note 1 — Restatement of Previously Issued Financial Statements):

	For the nine months ended September 30,			For the nine months ended September 30,
(in thousands)	2025	2025	2025	2024	2024	2024
	(As Reported)	(Adjustments)	(As Restated)	(As Reported)	(Adjustments)	(As Restated)

Net income	$19,899	$(1,010)	$18,889	$27,754	$743	$28,497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for captive insurance liability	1,370	(1,370)	—	2,667	(2,667)	—
Changes in income tax payable	1,064	2,380	3,444	6,289	1,924	8,213

GENIE ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in 2025, 2024 and 2023.

							Net income (loss)
							attributable
Quarter Ended		Cost of	Income				to Genie		Earnings per common share
(in thousands, except per share data)	Revenues	Revenues	from operations		Net income		Energy Ltd.		Basic		Diluted
2025
December 31	$121,319	$87,766	$4,574		$4,821		$4,815		$0.17		$0.16
September 30	138,324	108,305	7,399	*	6,391	*	6,404	*	0.25	*	0.25
June 30	105,521	81,771	2,268	*	2,389	*	2,344	*	0.09	*	0.09
March 31	136,807	99,444	13,476	*	10,114	*	10,443	*	0.40	*	0.40
TOTAL	$501,971	$377,286	$27,717		$23,715		$24,006		$0.91		$0.90
2024
December 31	$102,902	$69,447	$10,147	*	$6,719	*	$6,832	*	$0.25	*	$0.25
September 30	111,916	74,010	12,667	*	10,546	*	10,516	*	0.40	*	0.39
June 30	90,696	57,360	11,203	*	9,419	*	9,675	*	0.36	*	0.36
March 31	119,688	85,902	10,885	*	8,532	*	8,486	*	0.32	*	0.31
TOTAL	$425,202	$286,719	$44,902		$35,216		$35,509		$1.33		$1.31
2023
December 31	$104,933	$71,291	$10,912	*	$9,054	*	$8,530	*	$0.35	*	$0.35
September 30	125,048	83,967	17,886	*	14,198	*	14,459	*	0.54	*	0.53
June 30	93,463	55,255	15,035	*	15,339	*	14,980	*	0.58	*	0.57
March 31	105,264	71,989	11,264	*	14,392	*	14,274	*	0.56	*	0.54
TOTAL	$428,708	$282,502	$55,097		$52,983		$52,243		$2.03		$1.99

* - As Restated.

Note 22 — Subsequent Event

The Company evaluated subsequent events through April 30, 2026, the date these consolidated financial statements were issued. Subsequent events not requiring recognition but requiring disclosure are described in Note 10 — Investments and Note 14 — Equity. No other subsequent events require recognition in the consolidated financial statements or additional disclosure in the notes were identified.