Form 10-Q
period 2026-03-31
Genie Energy Ltd.
filed 2026-05-15
CIK 1528356

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 13, 2026, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,829,375 shares (excluding 4,529,558 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,876	$203,516
Restricted cash—short-term	8,735	7,936
Marketable equity securities	5,219	409
Trade accounts receivable, net of allowance for credit losses of $8,259 and $7,876 at March 31, 2026 and December 31, 2025, respectively	65,637	70,062
Inventory	12,140	12,370
Prepaid expenses	14,444	10,567
Other current assets	17,265	17,154
Current assets of discontinued operations	1,332	1,419
Total current assets	310,648	323,433
Property and equipment, net	27,075	28,303
Goodwill	13,173	12,978
Other intangibles, net	1,730	1,804
Deferred income tax assets, net	2,309	2,309
Other assets	21,522	20,553
Total assets	$376,457	$389,380
Liabilities and equity
Current liabilities:
Trade accounts payable	$26,427	$41,094
Accrued expenses	54,466	50,782
Income taxes payable	30,401	28,851
Current debt, net	370	2,139
Due to IDT Corporation, net	168	112
Other current liabilities	7,489	10,052
Current liabilities of discontinued operations	2,970	2,996
Total current liabilities	122,291	136,026
Noncurrent debt, net	6,468	6,529
Other liabilities	2,393	2,379
Total liabilities	131,152	144,934
Commitments and contingencies (Note 19)
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at March 31, 2026 and December 31, 2025	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,356 and 29,339 shares issued and 24,826 and 24,847 shares outstanding at March 31, 2026 and December 31, 2025, respectively	293	293
Additional paid-in capital	158,533	157,763
Treasury stock, at cost, consisting of 4,530 and 4,492 shares of Class B common stock at March 31, 2026 and December 31, 2025	(48,791)	(48,274)
Accumulated other comprehensive income	5,032	4,921
Retained earnings	136,942	136,183
Total Genie Energy Ltd. stockholders’ equity	252,025	250,902
Noncontrolling interests:
Noncontrolling interests	(6,720)	(6,034)
Receivable from issuance of equity	—	(422)
Total noncontrolling interests	(6,720)	(6,456)
Total equity	245,305	244,446
Total liabilities and equity	$376,457	$389,380

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025

Revenues:
Electricity	$99,411	$104,063
Natural gas	35,352	28,409
Other	7,549	4,335
Total revenues	142,312	136,807
Cost of revenues	112,491	99,444
Gross profit	29,821	37,363
Operating expenses:
Selling, general and administrative	27,949	23,887
Income from operations	1,872	13,476
Interest income	1,651	1,981
Interest expense	(124)	(189)
Other income, net	710	162
Income before income taxes	4,109	15,430
Provision for income taxes	(1,585)	(5,212)
Net income from continuing operations	2,524	10,218
Loss from discontinued operations, net of taxes	(10)	(104)
Net income	2,514	10,114
Net loss attributable to noncontrolling interests, net	(264)	(329)
Net income attributable to Genie Energy Ltd. common stockholders	$2,778	$10,443

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$2,788	$10,547
Discontinued operations	(10)	(104)
Net income attributable to Genie Energy Ltd. common stockholders	$2,778	$10,443
Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.11	$0.40
Discontinued operations	—	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.11	$0.40
Diluted
Continuing operations	$0.11	$0.40
Discontinued operations	—	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.11	$0.40

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,050	26,338
Diluted	26,145	26,612

Dividends declared per common share	$0.075	$0.075

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025

Net income	$2,514	$10,114
Other comprehensive loss:
Foreign currency translation adjustments	111	1,124
Comprehensive income	2,625	11,238
Comprehensive loss attributable to noncontrolling interests	264	(341)
Comprehensive income attributable to Genie Energy Ltd.	$2,889	$10,897

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JANUARY 1, 2026	—	$—	1,574	$16	29,339	$293	$157,763	$(48,274)	$4,921	$136,183	$(6,034)	$(422)	$244,446
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,019)	—	—	(2,019)
Stock-based compensation	—	—	—	—	14	—	720	—	—	—	—	—	720
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(517)	—	—	—	—	(517)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(422)	422	—
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	3	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	111	—	—	—	111
Net income (loss) for three months ended March 31, 2026	—	—	—	—	—	—	—	—	—	2,778	(264)	—	2,514
BALANCE AT MARCH 31, 2026	—	$—	1,574	$16	29,356	$293	$158,533	$(48,791)	$5,032	$136,942	$(6,720)	$—	$245,305

GENIE ENERGY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$120,200	$(10,174)	$(783)	$235,177
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,443	(329)	—	10,114
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$128,617	$(9,833)	$(783)	$242,829

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating activities
Net income	$2,514	$10,114
Net loss from discontinued operations, net of tax	(10)	(104)
Net income from continuing operations	2,524	10,218
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation	720	739
Provision for credit losses	485	309
Depreciation and amortization	356	235
Unrealized gain on marketable equity securities and investments and other, net	(635)	(171)
Inventory valuation allowance	939	—
Changes in assets and liabilities:
Trade accounts receivable	3,940	(2,668)
Inventory	1,125	(1,538)
Prepaid expenses	(3,878)	390
Other current assets and other assets	(224)	(209)
Trade accounts payable, accrued expenses and other liabilities	(13,467)	981
Due to IDT Corporation, net	55	1
Income taxes payable	1,550	5,232
Net cash (used in) provided by operating activities of continuing operations	(6,510)	13,519
Net cash (used in) provided by operating activities of discontinued operations	(5)	1,830
Net cash (used in) provided by operating activities	(6,515)	15,349
Investing activities
Capital expenditures	(887)	(1,773)
Purchases of marketable equity securities and other investments	(5,027)	—
Improvements in investment property	(43)	(370)
Proceeds from return of investments	11	50
Net cash used in investing activities	(5,946)	(2,093)
Financing activities
Dividends paid	(2,019)	(2,026)
Repurchases of Class B common stock from employees	(517)	(462)
Payment of debt	(1,839)	—
Repurchases of Class B common stock	—	(1,887)
Net cash used in financing activities	(4,375)	(4,375)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20)	(80)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,856)	8,801
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	212,438	201,958
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	195,582	210,759
Less: Cash of discontinued operations at end of period	971	933
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$194,611	$209,826

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited condensed consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GREW primarily consists of a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary of its energy offerings and a 72.2% interest in Roded Recycling ("Roded"), a producer of high-grade plastic pallets from recycled materials

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this law, the Company evaluated the financial viability of all its solar projects and its qualification for the federal solar investment tax credits and the resulting impact on the viability of such projects. The Company identified several projects that will be discontinued and assessed the values of the related assets at the lower of fair values less cost to sell and net book value. The Company also identified several assets, including definite life intangibles and solar panel inventories and assessed the carrying values for impairment.

Discontinued Operations in Finland and Sweden

In the third quarter of 2022, the Company decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden").

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate their remaining assets and settle any remaining liabilities.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.3% and 43.0% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2025 and 2024, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7% and 28.7% of GRE’s electricity revenues were generated in the third quarters of 2025 and 2024, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year.  In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Reclassifications

Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current year condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results.

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet as well as the corresponding amounts reported in the condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$185,876	$203,516
Restricted cash—short-term	8,735	7,936
Total cash, cash equivalents, and restricted cash	$194,611	$211,452

Restricted cash—short-term includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20) and Term Loan Agreement with National Cooperative Bank, N.A. ("NCB").

Included in the cash and cash equivalents as of March 31, 2026 and December 31, 2025 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Natural gas	$356	$2,216
Renewable credits	10,746	8,710
Solar panels	1,038	1,444
Totals	$12,140	$12,370

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

In the three months ended March 31, 2026, the Company recorded an inventory valuation reserve of $0.9 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There were no inventory valuation reserves recorded in the three months ended March 31, 2025.

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

Revenues from sales of solar panels, solar project development and energy generation are included in the Other Revenues in the condensed consolidated statements of operations.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2026
Fixed rate	$47,646	$4,763	$—	$52,409
Variable rate	51,765	30,589	—	82,354
Other	—	—	7,549	7,549
Total	$99,411	$35,352	$7,549	$142,312

Three Months Ended March 31, 2025
Fixed rate	$58,905	$6,931	$—	$65,836
Variable rate	45,158	21,478	—	66,636
Other	—	—	4,335	4,335
Total	$104,063	$28,409	$4,335	$136,807

Fixed and variable rate revenues are from GRE. Other revenues are from GREW and include revenues from sales of solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy and revenue from certain early-stage ventures.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended March 31, 2026
Non-Commercial Channel	$93,772	$30,948	$—	$124,720
Commercial Channel	5,639	4,404	—	10,043
Other	—	—	7,549	7,549
Total	$99,411	$35,352	$7,549	$142,312

Three Months Ended March 31, 2025
Non-Commercial Channel	$86,882	$23,376	$—	$110,258
Commercial Channel	17,181	5,033	—	22,214
Other	—	—	4,335	4,335
Total	$104,063	$28,409	$4,335	$136,807

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Contract liability, beginning	$7,807	$3,973
Recognition of revenue included in the beginning of the year contract liability	(4,699)	(1,327)
Additions during the period, net of revenue recognized during the period	3,440	1,595
Contract liability, end	$6,548	$4,241

Allowance for credit losses

The change in the allowance for credit losses was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning	$7,876	$8,086
Additions charged to expense	485	309
Write-offs and other deductions	(102)	(157)
Allowance for credit losses, end	$8,259	$8,238

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	March 31, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$971	$986
Other current assets	361	433
Current assets of discontinued operations	$1,332	$1,419

Liabilities
Accounts payable and other current liabilities	2,970	2,996
Current liabilities of discontinued operations	$2,970	$2,996

The summary of the results of operations of the discontinued operations of Lumo Sweden were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Income from operations	$—	$—
Other loss, net	(10)	(101)
Income before income taxes	(10)	(101)
Provision for income taxes	—	(3)
Net loss from discontinued operations, net of taxes	$(10)	$(104)

The following table presents a summary of cash flows of the discontinued operations of Lumo Sweden:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Net loss	$(10)	$(104)
Non-cash items	10	(18)
Changes in assets and liabilities	(5)	1,952
Cash flows provided by operating activities of discontinued operations	$(5)	$1,830

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $40.8 million as of March 31, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of March 31, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.3 million as of March 31, 2026). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of March 31, 2026) prior to the bankruptcy. The Lumo Administrators have also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.9 million as of March 31, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to - the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
March 31, 2026
Assets:
Marketable equity securities	$5,219	$—	$—	$5,219
Derivative contracts	$122	$—	$—	$122
Liabilities:
Derivative contracts	$212	$—	$—	$212
December 31, 2025
Assets:
Marketable equity securities	$409	$—	$—	$409
Derivative contracts	$561	$—	$—	$561
Liabilities:
Derivative contracts	$1,562	$—	$—	$1,562

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2026 or 2025.

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

Restricted cash—short-term, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At March 31, 2026 and December 31, 2025, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash—short-term was classified as Level 1. The carrying value of other current assets, due to IDT Corporation ("IDT"), and other current liabilities approximated fair value.

Other assets. At March 31, 2026 and December 31, 2025, other assets included short-term investments (see Note 9).

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

Utility companies provide billing and collection service to GRE's REPs. In addition, utility companies offer purchase of receivables, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. Under POR programs, the utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. Certain of the utility companies represent significant portions of the Company's consolidated revenues and consolidated trade accounts receivable balance.

There was no single customer that equaled or exceeded 10.0% of consolidated net trade receivables at March 31, 2026 or  December 31, 2025.

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the three months ended March 31, 2026 or 2025:

	Three Months Ended March 31,
	2026	2025
Customer A	na	12.3%

na—less than 10.0% of consolidated revenue in the period

Customer A is a utility company offering POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At March 31, 2026, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at March 31, 2026 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Second quarter of 2026	1,760	—
Third quarter of 2026	9,152	—
Fourth quarter of 2026	—	—
First quarter of 2027	6,400	—
Second quarter of 2027	—	—
Third quarter of 2027	3,440	—
Fourth quarter of 2027	—	—

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		March 31,	December 31,
Asset Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$59	$357
Energy contracts and options	Other assets	63	204
Total derivatives not designated or not qualifying as hedging instruments — Assets		$122	$561

		March 31,	December 31,
Liability Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$200	$1,484
Energy contracts and options	Other liabilities	12	78
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$212	$1,562

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain	Three Months Ended March 31,
hedging instruments	Recognized on Derivatives	2026	2025
		(in thousands)
Energy contracts and options	Cost of revenues	$3,294	$3,174

Note 8—Other Current Assets and Other Assets

Other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Investments in equity securities—current	$8,979	$8,770
Investment property	5,821	5,782
Assets held for sale	1,060	1,060
Fair value of derivative contracts—current	59	357
Other assets	1,346	1,185
Total other current assets	$17,265	$17,154

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

Other assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Investments in equity securities—noncurrent	$10,733	$10,126
Security deposits	9,595	9,263
Right-of-use assets, net of amortization	937	873
Fair value of derivative contracts—noncurrent	63	204
Other assets	194	87
Total other assets	$21,522	$20,553

Note 9—Investments

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	March 31, 2026	December 31, 2025
			(in thousands)
Various publicly-held companies	Marketable equity securities	Quoted market price	$5,219	$409

Alternative investments	Other current assets	Net asset value	$7,328	$7,119
Alternative investments	Other current assets	Cost	1,651	1,651
Total included in other current assets			$8,979	$8,770

Equity method investments	Other noncurrent assets	Equity method	$504	$402
Alternative investments	Other noncurrent assets	Net asset value	8,755	8,250
Alternative investments	Other noncurrent assets	Cost	1,474	1,474
Total equity investments included in other noncurrent assets			$10,733	$10,126

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$18,494	$11,684
Purchase	—	—
Gain recognized during the period	724	202
Distribution	(10)	(50)
Balance, end of period	$19,208	$11,836

In July 2024, the Company acquired an investment property with an aggregate cost of $3.6 million. The investment property was acquired through a subsidiary in which the Company holds a 51.0% interest with the remaining 49.0% held by Howard Jonas, a related party (see Note 17). The Company paid $1.8 million to the seller and signed a note payable to the seller for $1.8 million, payable in full on February 1, 2026. The note payable carried a 5.0% interest rate payable in full on February 1, 2026. In the third quarter 2024, Howard Jonas reimbursed the Company $0.9 million, representing the purchase price for his 49.0% share in the investment property and is included in the noncontrolling interest in the consolidated balance sheets. The Company recognized a receivable of $0.9 million related to Howard Jonas' 49.0% share in the notes payable and is included in the noncontrolling interests section of the consolidated balance sheets. At December 31, 2025, $1.8 million was outstanding under the note payable with an effective interest rate of 5.0%.

In January 2026, the Company extinguished the notes payable by paying the $1.8 million principal amount plus the $0.1 million accumulated accrued interest.

Howard Jonas' share in the investment property was diluted to 16.1% and 23.8%, at March 31, 2026 and  December 31, 2025, respectively, resulting from additional investments by the Company in the investment property.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2026 to March 31, 2026:

		Genie
	GRE	Renewables	Total
	(in thousands)
Balance at January 1, 2026	$9,998	$2,980	$12,978
Cumulative translation adjustment	—	195	195
Balance at March 31, 2026	$9,998	$3,175	$13,173

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Balance
	(in thousands)
March 31, 2026
Patents and trademarks	20.0 years	$2,860	$(1,354)	$1,506
Customer relationships	9.0 years	1,100	(1,049)	51
Licenses	10.0 years	479	(306)	173
Total		$4,439	$(2,709)	$1,730
December 31, 2025
Patent and trademark	20.0 years	$2,860	$(1,322)	$1,538
Customer relationships	9.0 years	1,100	(1,019)	81
Licenses	10.0 years	479	(294)	185
Total		$4,439	$(2,635)	$1,804

Amortization expense of intangible assets was $0.1 million for each of the three months ended  March 31, 2026 and 2025. The Company estimates that amortization expense of intangible assets will be $0.2 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.8 million for the remainder of 2026 and for 2027, 2028, 2029, 2030 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Renewable energy	$36,511	$30,871
Liability to customers related to promotions and retention incentives	9,628	9,620
Payroll and employee benefits	1,577	4,328
Other accrued expenses	6,750	5,963
Total accrued expenses	$54,466	$50,782

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Contract liabilities	$6,548	$7,807
Current hedge liabilities	200	1,484
Current lease liabilities	106	88
Other	635	673
Total other current liabilities	$7,489	$10,052

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

	March 31, 2026	December 31, 2025
	(in thousands)
ROU Assets	$937	$873

Current portion of operating lease liabilities	106	88
Noncurrent portion of operating lease liabilities	891	854
Total	$997	$942

At  March 31, 2026, the weighted average remaining lease term was 22.0 years and the weighted average discount rate was 9.0%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$107	$100

ROU assets obtained in the exchange for lease liabilities
Operating leases	$93	$—

Future lease payments under operating leases as of March 31, 2026 were as follows:

(in thousands)
Remainder of 2026	$163
2027	122
2028	83
2029	65
2030	66
Thereafter	1,770
Total future lease payments	2,269
Less imputed interest	1,272
Total operating lease liabilities	$997

Rental expenses under operating leases were $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the three months ended March 31, 2026 (in thousands, except per share amounts):

	Dividend	Aggregate
Declaration Date	Per Share	Dividend Amount	Record Date	Payment Date
February 5, 2026	$0.0750	$2,019	February 18, 2026	February 26, 2026

On May 12, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the first quarter of 2026. The dividend will be paid on or about June 2, 2026 to stockholders of record as of the close of business on May 22, 2026.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. There were no purchases under this program in the three months ended March 31, 2026. In the three months ended March 31, 2025, the Company acquired 127,263 Class B common stock under the stock purchase program for an aggregate amount of $1.9 million. At  March 31, 2026, 3.5 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of March 31, 2026 and December 31, 2025, there were 4.5 million outstanding shares of Class B common stock held in the Company's treasury, with a cost basis of $48.8 million and $48.3 million, respectively, at a weighted average cost per share of $10.77 and $10.75, respectively.

Exercise of Stock Options

There were no exercises of options to purchase any of the Company's common stock in the three months ended March 31, 2026.

At March 31, 2026, there were no outstanding options to purchase the Company's common stock.

Purchase of Equity of Subsidiary

In the fourth quarter of 2025, the Company purchased from a certain investor an 8.4% equity interest in Roded for $0.3 million, increasing its interest in Roded to 71.0%.

Stock-Based Compensation

As of March 31, 2026, there was $3.2 million of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 14—Variable Interest Entity

Citizens Choice Energy, LLC (“CCE”) is a REP that resells electricity and natural gas to residential and small business customers in the State of New York. The Company did not own any interest in CCE. Since 2011, the Company has provided CCE with substantially all of the cash required to fund its operations. The Company determined that it had the power to direct the activities of CCE that most significantly impact its economic performance and it had the obligation to absorb losses of CCE that could potentially be significant to CCE on a stand-alone basis. The Company therefore determined that it was the primary beneficiary of CCE, and as a result, the Company consolidated CCE within its GRE segment. The net income or loss incurred by CCE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

In April 2025, the Company signed an Equity Purchase Agreement with Tari Corporation to acquire a 100% interest in CCE for one U.S. dollar and the forgiveness of all intercompany balances of CCE with the Company, subject to approval of the Federal Energy Regulatory Commission, which the Company received on November 7, 2025.

Net loss related to CCE and aggregate net funding provided by the Company were each $0.2 million for the three months ended March 31, 2025.

Note 15—Income Taxes

The following table provides a summary of the Company's effective tax rate:

	Three Months Ended March 31,
	2026	2025
Reported tax rate	38.6%	33.8%

The reported tax rates for the three months ended March 31, 2026 increased compared to the same period in 2025. The increase is mainly from the change in the mix of tax rates in the jurisdictions where the Company earned taxable income as well as the nature of certain deductions.

The Company determined an annual effective tax rate and applied that annual effective tax rate to the Company's taxable income for the year to date interim periods. The effective tax rate differs from the statutory tax rate primarily due to the effect of nondeductible employee compensation expenses.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Basic weighted-average number of shares	26,050	26,338
Effect of dilutive securities:
Non-vested restricted Class B common stock	95	274
Diluted weighted-average number of shares	26,145	26,612

There were no instruments excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025.

Note 17—Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of the Company, related to an acquisition of an investment property (see Note 9—Investments).

In June 2025, the Company acquired 130,484 Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.2 million in the rights offering undertaken by Rafael. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman, Chairman of the Board of Directors and Chief Executive Officer of Rafael. For each of the three months ended March 31, 2026 and 2025, the Company recognized nominal amounts of gain and loss in connection with the investment. At March 31, 2026, the Company holds 346,877 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

The charges for services provided by IDT to the Company, net of the charges for the services provided by the Company to IDT, are included in “Selling, general and administrative” expenses in the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Amount IDT charged the Company	$287	256
Amount the Company charged IDT	$18	37

The following table presents the balance of receivables and payables to IDT:

	March 31,	December 31,
	2026	2025
	(in thousands)
Due to IDT	$179	$157
Due from IDT	$11	$45

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM $0.4 million in 2025 related to premiums of various insurance policies that were brokered by IGM. There was no payment in the three months ended March 31, 2026. There was no outstanding payable to IGM as of March 31, 2026. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended March 31, 2026
Revenues	$134,763	$7,549	$—	$142,312
Cost of revenues	105,688	6,803	—	112,491
Gross profit	29,075	746	—	29,821
Marketing and customer acquisition expenses	12,373	275	—	12,648
Employee-related expenses	4,284	1,549	887	6,720
Provision for credit losses	485	—	—	485
Stock-based compensation	275	17	428	720
Depreciation and amortization	75	281	—	356
Other selling, general and administrative expenses	4,941	1,028	1,051	7,020
Income (loss) from operations	$6,642	$(2,404)	$(2,366)	$1,872
Provision for (benefit from) income taxes	$2,803	$(589)	$(629)	$1,585

Three Months Ended March 31, 2025
Revenues	$132,475	$4,332	$—	$136,807
Cost of revenues	96,574	2,870	—	99,444
Gross profit	35,901	1,462	—	37,363
Marketing and customer acquisition expenses	8,669	192	—	8,861
Employee-related expenses	5,058	1,252	1,122	7,432
Provision for credit losses	309	—	—	309
Stock-based compensation	259	22	458	739
Depreciation and amortization	75	161	—	236
Other selling, general and administrative expenses	4,684	690	936	6,310
Income (loss) from operations	$16,847	$(855)	$(2,516)	$13,476
Provision for (benefit from) income taxes	$5,738	$(233)	$(293)	$5,212

Total assets for the business segments of the Company were as follows

		Genie
(in thousands)	GRE	Renewables	Corporate	Total
Total assets:
March 31, 2026	$179,328	$44,248	$152,881	$376,457
December 31, 2025	191,728	44,254	153,398	389,380

The total assets of the corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with an aggregate net book value of $1.3 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively.

Note 19—Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of March 31, 2026, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three months ended March 31, 2026 and 2025, Resident Energy’s gross revenues from sales in Illinois were $7.0 million and $8.1 million, respectively.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $131.3 million at March 31, 2026, of which  $124.4 million was for future purchase of electricity. The purchase commitments outstanding as of March 31, 2026 are expected to be paid as follows:

(in thousands)
Remainder of 2026	$96,846
2027	31,328
2028	3,106
Thereafter	—
Total payments	$131,280

In the three months ended March 31, 2026, the Company purchased $48.2 million and $1.8 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the three months ended March 31, 2025, the Company purchased $44.6 million and $2.3 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At  March 31, 2026, GRE had commitments to purchase renewable energy credits of $6.9 million, which are reflected in the table above.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At March 31, 2026, GRE had aggregate performance bonds of $29.5 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through  November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2026, the Company was in compliance with such covenants. At March 31, 2026, restricted cash—short-term of $1.6 million and trade accounts receivable of $72.3 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.3 million at  March 31, 2026.

Note 20—Debt

Term Loan

On November 18, 2024, the Company's subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

(in thousands)
Remainder of 2026	$335
2027	418
2028	435
2029	391
2030	388
2032	5,061
Total term loan	7,028
Less: Current portion	404
Noncurrent portion of term loan	$6,624

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at March 31, 2026 the Company was in compliance with all such covenants.

At March 31, 2026 and December 31, 2025, there was $7.0 million and $7.1 million, outstanding under the Term Loan at a weighted average interest rate of 6.3% and 6.2%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restrictions on certain cash accounts specified in the agreements. At March 31, 2026 and  December 31, 2025, aggregate of $3.9 million and $3.8 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 12, 2025, the Company entered into an amendment of the existing Credit Agreement to extend the maturity date to December 31, 2026. The aggregate maximum draw of the facility was retained as a $3.0 million credit line (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2026, there were $1.0 million in letters of credit issued by JP Morgan Chase Bank. At March 31, 2026, the cash collateral of $3.3 million was included in restricted cash—short-term in the condensed consolidated balance sheet.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The guidance should be applied prospectively. The Company adopted this guidance in 2026 and determine that it has no impact to our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Genie,” “we,” “us,” and “our” refer to Genie Energy Ltd., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed below under Part II, Item IA and under Item 1A to Part I “Risk Factors” in the 2025 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2025 Form 10-K.

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

GREW primarily consists of a 91.5% interest in Diversegy, our energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings and a 72.2% interest in Roded, a producer of high-grade plastic pallets from recycled materials.

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

Discontinued Operations in Finland and Sweden

As a result of the sustained volatility of the energy market in Europe, in the third quarter of 2022, we decided to discontinue the operations of Lumo Energia Oyj ("Lumo Finland") and Lumo Energi AB ("Lumo Sweden"). In July 2022, the Company entered into a series of transactions to sell most of the electricity swap instruments held by Lumo Sweden. The sale price was fixed and was settled monthly based on the monthly commodity volume specified in the instruments between September 2022 and March 2025.

We determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as March 31, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

On November 2022, Lumo Finland declared bankruptcy and the administration of Lumo Finland was transferred to the Lumo Administrators. All assets and liabilities of Lumo Finland remain with Lumo Finland, in which Genie retains its equity ownership interest, however, the management and control of Lumo Finland were transferred to the Lumo Administrators. Since we lost control of the management of Lumo Finland in favor of the Lumo Administrators, the accounts of Lumo Finland were deconsolidated effective November 9, 2022.

Net loss from discontinued operations of Lumo Sweden, net of taxes was minimal for and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $40.8 million as of March 31, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.6 million as of March 31, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $46.3 million as of March 31, 2026). We believe that the Lumo Administrators' position is without merit, and are vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.9 million as of March 31, 2026) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.9 million as of March 31, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to -  the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. We are challenging the Lumo Administrator's claims.

We believe that the maximum exposure for these cases would likely be limited by the potential amount of the customers' claims in the bankruptcy case. Based on the progress made in assessing those claims, we expect those claims to be in the range of €2.0 million to €4.0 million. Although we do not believe that it is legally obligated to pay anything in respect of the claims, given the likelihood of negotiating a settlement to minimize further costs of challenging the claims, we recognized an estimated loss of €2.5 million (equivalent to $2.6 million at the date of the transaction) recorded in the fourth quarter of 2024. The estimated loss was included in the loss from discontinued operations, net account in the condensed consolidated statement of operations for the year ended December 31, 2024.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 94.7% and 96.8% of our consolidated revenues in the three months ended March 31, 2026 and 2025, respectively.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s REPs’ revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters and/or summers have the opposite effect. Unseasonable temperatures in other periods may also impact demand levels. Potential changes in global climate may produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in unusual weather conditions, more intense, frequent and extreme weather events and other natural disasters. Some climatologists believe that these extreme weather events will become more common and more extreme, which will have a greater impact on our operations. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.3% and 43.0% of GRE’s natural gas revenues for the relevant years were generated in the first quarter of 2025 and 2024, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7% and 28.7% of GRE’s electricity revenues for 2025 and 2024, respectively, were generated in the third quarters of those years. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and the interim financial results are not necessarily indicative of the estimated financial results for the full year. In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have a material impact on our margins and operations.

In addition to the direct impact that climate change may have on our business, financial condition and results of operations because of the effect on pricing, demand for our offerings and/or the energy supply markets, we may also be adversely impacted by other environmental factors, including: (i) technological advances designed to promote energy efficiency and limit environmental impact; (ii) increased competition from alternative energy sources; (iii) regulatory responses aimed at decreasing greenhouse gas emissions; and (iv) litigation or regulatory actions that address the environmental impact of our energy products and services.

Purchase of Receivables and Concentration of Credit Risk

Utility companies provide billing and collections services to the GRE's REPs. In addition, utility companies offer purchase of receivables, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. Under the POR programs, the utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three months ended March 31, 2026 and 2025, the associated cost was approximately 1.4% and 1.2% of GRE's revenues, respectively. At March 31, 2026 and December 31, 2025, 68.9% and 86.6%, respectively, of GRE’s net accounts receivable were under POR programs.

Concentration of Customers and Associated Credit Risk

GRE’s REPs reduce their customer credit risk by participating in purchase of receivable programs for a majority of their receivables in which utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs for those purchased receivables. GRE’s REPs primary credit risk with respect to those purchased receivables is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance during certain periods, and such concentrations increase our risk associated with nonpayment by those utility companies.

There are no trade receivables by customer that equaled or exceeded 10.0% of consolidated net trade receivables at March 31, 2026 or December 31, 2025.

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the three months ended March 31, 2026 or 2025:

	Three Months Ended March 31,
	2026	2025
Customer A	na	12.3%

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the 2025 Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require the application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition specifically the estimation of unbilled revenues. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 21—Recently Issued Accounting Standards, in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated by reference.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of our condensed consolidated results of operations.

 Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Genie Retail Energy Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
Revenues:
Electricity	99,411	104,063	(4,652)	(4.5)
Natural gas	35,352	28,409	6,943	24.4
Other	—	3	(3)	nm
Total revenues	134,763	132,475	2,288	1.7
Cost of revenues	105,688	96,574	9,114	9.4
Gross profit	29,075	35,901	(6,826)	(19.0)
Selling, general and administrative expenses	22,433	19,053	3,380	17.7
Income from operations	$6,642	$16,848	$(10,206)	(60.6)

nm—not meaningful

Revenues. Electricity revenues decreased by 4.5% in the three months ended March 31, 2026 compared to the same period in 2025. The decrease was due to a decrease in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the three months ended March 31, 2026 compared to the same period in 2025. Electricity consumption by GRE’s REPs' customers decreased by 19.2% in the three months ended March 31, 2026, compared to the same period in 2025, reflecting 18.9% and 0.4% decreases in the average number of meters served and average consumption per meter, respectively. The decrease in meters served was driven by expiration of aggregation deals over the course of 2025. The average rate per kilowatt hour sold increased by 18.2% in the three months ended March 31, 2026 compared to the same period in 2025 due to general market conditions.

Natural gas revenues increased by 24.4% in the three months ended March 31, 2026 compared to the same period in 2025. The increase was a result of a 37.0% increase in average revenue per therm sold in the three months ended March 31, 2026 compared to the same period in 2025, due to general market conditions, partially offset by a 9.2% decrease in natural gas consumption by GRE’s REPs' customers in the three months ended March 31, 2026, compared to the same period in 2025, reflecting 0.1% and 9.0% decreases in the average number of meters served and average consumption per meter, respectively. The decrease in the average consumption per meter was driven change in customer mix during the periods.

Other revenues in the three months ended March 31, 2025 pertains to revenues from customer termination fees from commercial customers.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Meters at end of quarter:
Electricity customers	272	258	316	332	325
Natural gas customers	92	88	86	87	88
Total meters	364	346	402	419	413

Gross meter acquisitions in the three months ended March 31, 2026, were 84,000 compared to 61,000 for the same period in 2025. Gross meter acquisitions for the three months ended March 31, 2026 increased compared to the same period in 2025 as we continue to increase our investments in customer acquisition efforts.

Meters served increased by 18,000 between December 31, 2025 and March 31, 2026. The increase in the number of meters served at March 31, 2026 compared to December 31, 2025 is due to new sales during the three months ended March 31, 2026 as customer acquisition increased as discussed above.

In the three months ended March 31, 2026, average monthly churn increased to 5.8% compared to 5.5% for the same period in 2025.

The average rates of annualized energy consumption by GRE's REPs' customers, as measured by RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are an industry standard metric for evaluating the consumption profile of a given retail customer base.

(in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
RCEs at end of quarter:
Electricity customers	273	250	318	332	318
Natural gas customers	81	79	78	82	84
Total RCEs	354	329	396	414	402

RCEs at March 31, 2026 increased by 25,000 compared to December 31, 2025. The increase is due to increases in the number of meters served as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$		%
Cost of revenues:
Electricity	$82,375	$79,957	$2,418	3.0
Natural gas	23,313	16,617	6,696	40.3
Other	—	—	—	nm
Total cost of revenues	$105,688	$96,574	$9,114	9.4

nm—not meaningful

	Three Months Ended March 31,
(amounts in thousands)	2026	2025	Change
Gross margin percentage:
Electricity	17.1%	23.2%	(6.0)
Natural gas	34.1	41.5	(7.5)
Other	nm	nm	nm
Total gross margin percentage	21.6%	27.2%	(5.6)

nm—not meaningful

Cost of revenues for electricity increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily because of an increase in the average unit cost of electricity partially offset by the decrease in electricity consumption by GRE’s REPs’ customers. The average unit cost of electricity increased 27.5% in the three months ended March 31, 2026 compared to the same period in 2025 due to general market conditions. The gross margin on electricity sales decreased in the three months ended March 31, 2026 compared to the same period in 2025 because the unit cost of electricity increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas increased in the three months ended March 31, 2026 compared to the same period in 2025 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 54.6% in the three months ended March 31, 2026 compared to the same period in 2025 due to general market conditions. Gross margin on natural gas sales decreased in the three months ended March 31, 2026 compared to the same period in 2025 because the average unit cost of natural gas increased more than the average rate charged to customers.

Selling, General and Administrative. Selling, general and administrative expenses increased by 17.7% in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in marketing and customer acquisition costs and provision for credit losses partially offset by a decrease in employee-related expenses. Marketing and customer acquisition expenses increased by $3.7 million in the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in meters acquired in the three months ended March 31, 2026 compared to the same period in 2025. Provision for credit losses increased by $0.2 million in the three months ended March 31, 2026 compared to the same period in 2025. Employee-related expenses decreased by $0.8 million in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in bonus accrual. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 14.4% in the three months ended March 31, 2025 to 16.6% in the three months ended March 31, 2026.

Genie Renewables Segment

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law. The law accelerates the expiration of the federal investment tax credit on solar projects, effective for projects going online after December 31, 2027. In light of this law, the Company evaluated the financial viability of all its solar projects and its qualification for the federal solar investment tax credits. The Company identified several projects that will be discontinued and assessed the values of the related assets at the lower of fair value less cost to sell and net book value. The Company also identified several assets, including definite life intangibles and solar panel inventories and assessed the carrying values for impairment.

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
Revenues	$7,549	$4,332	$3,217	74.3%
Cost of revenue	6,803	2,870	3,933	137.0
Gross profit	746	1,462	(716)	(49.0)
Selling, general and administrative expenses	3,150	2,317	833	36.0
Loss from operations	$(2,404)	$(855)	$(1,549)	181.2%

nm—not meaningful

Revenues. GREW's revenues increased in the three months ended March 31, 2026 compared to the same period in 2025 due to increases in revenues generated by Genie Solar and CityCom Solar partially offset by a decrease in revenues generated by Diversegy. Genie Solar's revenues from the sale of solar panels and development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels increased by $2.9 million in the three months ended March 31, 2026 compared to the same period in 2025 as the Company sold its remaining solar panels at its carrying costs to reduce the level of solar panel inventories. Revenues from CityCom Solar increased by $0.4 million in the three months ended March 31, 2026 compared to the same period in 2025. Diversegy's revenues from commissions, entry fees and other fees decreased by $0.3 million in the three months ended March 31, 2026 compared to the same period in 2025.

Cost of Revenues. The increase in the cost of revenues in the three months ended March 31, 2026 compared to 2025 is due to the cost of solar panels that are sold in Genie Solar. In the three months ended March 31, 2026, we recorded a $0.9 million charge to the cost of revenues of Genie Solar to write down the carrying value of solar panel inventories to the estimated net realizable value.

Selling, General and Administrative. Selling, general and administrative expenses increased by 36.0% in the three months ended March 31, 2026 compared to the same period in 2025 due to increases in employee-related costs, consulting fees and depreciation expenses. Employee-related costs increased by $0.3 million in the three months ended March 31, 2026 compared to the same period in 2025, due to an increase in the number of employees, principally at Diversegy. Consulting fees increased by $0.2 million in the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in level of business activities. Depreciation expenses increased by $0.1 million in the three months ended March 31, 2026 compared to the same period in 2025 due to completion and start of operation of community solar project and new equipment used in Roded.

Corporate

As discussed above, the remaining accounts of GRE International were transferred to corporate starting in the third quarter of 2022 (when GRE International ceased being treated as a separate segment). Entities under corporate do not generate any revenues, nor do they incur any cost of revenues. Corporate general and administrative expenses include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses.

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
General and administrative expenses and loss from operations	$2,366	$2,516	$(150)	(6.0)%

Corporate general and administrative expenses decreased by 6.0% in the three months ended March 31, 2026 compared to the same period in 2025 due to lower accrued bonuses. As a percentage of consolidated revenues, Corporate general and administrative expenses decreased to 1.7% in the three months ended March 31, 2026 from 1.8% in the three months ended March 31, 2025.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.7 million in each of the three months ended March 31, 2026 and 2025. At March 31, 2026, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $3.2 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
Income from operations	$1,872	$13,476	$(11,604)	(86.1)%
Interest income	1,651	1,981	(330)	(16.7)
Interest expense	(124)	(189)	65	(34.4)
Other income, net	710	162	548	nm
Provision for income taxes	(1,585)	(5,212)	3,627	(69.6)
Net income from continuing operations	2,524	10,218	(7,694)	(75.3)
Loss from discontinued operations, net of tax	(10)	(104)	94	(90.4)
Net income	2,514	10,114	(7,600)	(75.1)
Net loss attributable to noncontrolling interests	(264)	(329)	65	(19.8)
Net income attributable to Genie Energy Ltd.	$2,778	$10,443	$(7,665)	(73.4)%

nm—not meaningful

Interest income.  Interest income decreased in the three months ended March 31, 2026, compared to the same period in 2025 primarily due to a decrease in average balances of cash and cash equivalents and restricted cash during the periods.

Other Income, net.  Other income, net in the three months ended March 31, 2026 and 2025 consisted primarily of gains from investments, net of losses.

Provision for Income Taxes. The change in the reported tax rate for the three months ended March 31, 2026 compared to the same periods in 2025 is the result of changes in the mix of jurisdictions in which taxable income was earned and the nature of certain deductions.

Net Loss Attributable to Noncontrolling Interests. The net loss attributable to noncontrolling interests in the three months ended March 31, 2026 was primarily due to the shares of noncontrolling interest in the operations of Roded and Genie Solar. The net loss attributable to noncontrolling interest in the three months ended March 31, 2025 consisted primarily of the share of noncontrolling interest in the operations of Citizens Choice Energy.

Net loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three months ended March 31, 2026 and 2025 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $194.6 million balance of unrestricted and restricted cash and cash equivalents that we held at March 31, 2026 will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of the financial statements included in this March 31, 2026 Form 10-Q.

At March 31, 2026, we had working capital (current assets less current liabilities) of $188.4 million.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(6,510)	$13,519
Investing activities	(5,946)	(2,093)
Financing activities	(4,375)	(4,375)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(80)
Increase in cash, cash equivalents and restricted cash of continuing operations	(16,851)	6,971
Cash flows provided by discontinued operations	(5)	1,830
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,856)	$8,801

Operating Activities

Cash, cash equivalents and restricted cash used in operating activities of continuing operations was $6.5 million in the three months ended March 31, 2026 compared to the cash provided by operating activities of $13.5 million in the three months ended March 31, 2025. The decrease in cash flows is due primarily to the fluctuation in the results of operations in the three months ended March 31, 2026 compared to the same period in 2025.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $13.1 million for the three months ended March 31, 2026, compared to the same period in 2025.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At March 31, 2026, we were in compliance with such covenants. At March 31, 2026, restricted cash—short-term of $1.6 million and trade accounts receivable of $72.3 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $18.3 million at March 31, 2026.

We had purchase commitments of $131.3 million at March 31, 2026, of which $124.4 million was for purchases of electricity.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2026 and 2052. Our future lease payments under the operating leases as of March 31, 2026 were $2.2 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At March 31, 2026, we had outstanding aggregate performance bonds of $29.5 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures decreased by $0.9 million for the three months ended March 31, 2026 compared to the same period in 2025, due to the completion of a solar development project in December 2025. Our capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2026 will be between $5.0 million to $10.0 million mostly related to solar projects under development at GREW.

In the three months ended March 31, 2026, we acquired nominal interests in various ventures for an aggregate amount of investments of $5.0 million.

In the three months ended March 31, 2026 and 2025, we invested minimal amount and $0.4 million towards the improvement of an investment property we acquired in 2024.

Financing Activities

In the three months ended March 31, 2026 and 2025, we paid aggregate dividends of $0.075 per share to stockholders of our Class A common stock and Class B common stock, or total aggregate dividends of $2.0 million for each in the three months ended March 31, 2026 and 2025. On May 12, 2026 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about June 2, 2026 to stockholders of record as of the close of business on May 22, 2026.

In each of the three months ended March 31, 2026 and 2025, we paid $0.5 million to repurchase shares of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In January 2026, we extinguished the notes payable by paying the $1.8 million principal amount plus the $0.1 million accumulated accrued interest. The note payable carried a 5.0% interest rate.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with National Cooperative Bank, N.A. ("NCB") for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031.

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at March 31, 2026, we were in compliance with all such covenants.  At March 31, 2026, there was $7.0 million outstanding under the Term Loan at a weighted average interest rate of 6.3%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At March 31, 2026, an aggregate of $3.9 million are deposited in NCB and are subject to certain restrictions.

In the three months ended March 31, 2026, we paid the required installment of the principal amount of the Term Loan of $0.1 million. There were no required payment in the three months ended March 31, 2025.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On October 12, 2025, we entered into an amendment of the existing Credit Agreement to extend the maturity date of December 31, 2026. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). We pay a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. We will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of March 31, 2026, there are $1.0 million in letters of credit issued by JP Morgan Chase Bank. At March 31, 2026, the cash collateral of $3.3 million was included in restricted cash—short-term in our condensed consolidated balance sheet.

Cash flows from discontinued operations

Cash used in discontinued operations of Lumo Sweden was minimal in the three months ended March 31, 2026. Cash provided by operating activities of discontinued operations was $1.8 million in the three months ended March 31, 2025. The cash provided by operating activities of discontinued operations in the three months ended March 31, 2025 pertains to the proceeds from the settlement of hedges of Lumo Sweden, in which the last payment was received in April 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended March 31, 2026 had remained the same as in the three months ended March 31, 2025, our gross profit from electricity would have increased by $2.4 million and our gross profit from natural gas would have decreased $1.3 million.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps; therefore the mark-to-market change in fair value is recognized in cost of revenues in our condensed consolidated statements of operations. We recognized gains from derivative instruments of $3.3 million and $3.2 million in the three months ended March 31, 2026 and 2025, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2025 Form 10-K.

Remediation. As previously described in Part II, Item 9A of the 2025 Form 10-K, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed in 2026.

Changes in Internal Control over Financial Reporting. In the first quarter of 2026, we substantially completed the implementation of a new enterprise resource planning (ERP) system, to maintain the Company's financial records, process transactions and financial reporting. We have made changes to our internal control over financial reporting to address the related processes and systems. ∙ There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in the 2025 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the first quarter of 2026:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price	Plans or	Plans or
	Purchased	per Share	Programs	Programs (1)
January 1–31, 2026	—	$—	—	3,450,665
February 1–28, 2026	36,659	14.13	—	3,450,665
March 1–31, 2026	—	—	—	3,450,665
Total	36,659	$—	—

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Consists of 36,659 shares of Class B Common Stock that were tendered by officers and employees to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their current fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

May 15, 2026	By:	/s/ Michael M. Stein
Michael M. Stein

Chief Executive Officer

May 15, 2026	By:	/s/ Avi Goldin
Avi Goldin

Chief Financial Officer