Form 10-Q
period 2026-06-30
Genie Energy Ltd.
filed 2026-08-06
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 4, 2026, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,745,297 shares (excluding 4,619,943 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,841	$203,516
Restricted cash	10,148	7,936
Marketable equity securities	9,319	409
Trade accounts receivable, net of allowance for credit losses of $8,972 and $7,876 at June 30, 2026 and December 31, 2025, respectively	55,953	70,062
Inventory	15,251	12,370
Prepaid expenses	15,333	10,567
Other current assets	12,941	17,154
Current assets of discontinued operations	1,293	1,419
Total current assets	305,079	323,433
Property and equipment, net	29,474	28,303
Goodwill	13,898	12,978
Other intangibles, net	1,655	1,804
Deferred income tax assets, net	2,309	2,309
Other assets	17,304	20,553
Total assets	$369,719	$389,380
Liabilities and equity
Current liabilities:
Trade accounts payable	$30,141	$41,094
Accrued expenses	49,606	50,782
Income taxes payable	12,820	28,851
Current debt, net	370	2,139
Due to IDT Corporation, net	99	112
Other current liabilities	9,500	10,052
Current liabilities of discontinued operations	2,981	2,996
Total current liabilities	105,517	136,026
Noncurrent debt, net	6,477	6,529
Other liabilities	2,490	2,379
Total liabilities	114,484	144,934
Commitments and contingencies (Note 19)
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at June 30, 2026 and December 31, 2025	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,365 and 29,339 shares issued and 24,788 and 24,847 shares outstanding at June 30, 2026 and December 31, 2025, respectively	293	293
Additional paid-in capital	159,163	157,763
Treasury stock, at cost, consisting of 4,577 and 4,492 shares of Class B common stock at June 30, 2026 and December 31, 2025	(49,451)	(48,274)
Accumulated other comprehensive income	5,259	4,921
Retained earnings	146,357	136,183
Total Genie Energy Ltd. stockholders’ equity	261,637	250,902
Noncontrolling interests:
Noncontrolling interests	(6,402)	(6,034)
Receivable from issuance of equity	—	(422)
Total noncontrolling interests	(6,402)	(6,456)
Total equity	255,235	244,446
Total liabilities and equity	$369,719	$389,380

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Revenues:
Electricity	$83,550	$89,885	$182,962	$193,948
Natural gas	10,581	9,107	45,932	37,516
Other	6,268	6,259	13,817	10,594
Total revenues	100,399	105,251	242,711	242,058
Cost of revenues	66,726	81,771	179,217	181,215
Gross profit	33,673	23,480	63,494	60,843
Operating expenses:
Selling, general and administrative	27,148	21,177	55,097	45,064
Impairment of assets	—	35	—	35
Income from operations	6,525	2,268	8,397	15,744
Interest income	1,511	1,998	3,162	3,979
Interest expense	(121)	(156)	(245)	(345)
Other income, net	3,761	54	4,471	216
Income before income taxes	11,676	4,164	15,785	19,594
Provision for income taxes	(239)	(1,822)	(1,824)	(7,034)
Net income from continuing operations	11,437	2,342	13,961	12,560
Income (loss) from discontinued operations, net of taxes	3	47	(8)	(57)
Net income	11,440	2,389	13,953	12,503
Net income (loss) attributable to noncontrolling interests, net	65	45	(200)	(284)
Net income attributable to Genie Energy Ltd. common stockholders	$11,375	$2,344	$14,153	$12,787

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$11,372	$2,297	$14,161	$12,844
Discontinued operations	3	47	(8)	(57)
Net income attributable to Genie Energy Ltd. common stockholders	$11,375	$2,344	$14,153	$12,787
Earnings per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.44	$0.09	$0.54	$0.49
Discontinued operations	—	—	—	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.44	$0.09	$0.54	$0.49
Diluted
Continuing operations	$0.43	$0.09	$0.54	$0.48
Discontinued operations	—	—	—	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.43	$0.09	$0.54	$0.48

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,069	26,173	26,060	26,287
Diluted	26,152	26,516	26,171	26,631

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
			(in thousands)
Net income	$11,440	$2,389	$13,953	$12,503
Other comprehensive loss:
Foreign currency translation adjustments	262	1,045	373	2,169
Comprehensive income	11,702	3,434	14,326	14,672
Comprehensive loss attributable to noncontrolling interests	(100)	(743)	164	(1,084)
Comprehensive income attributable to Genie Energy Ltd.	$11,602	$2,691	$14,490	$13,588

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JANUARY 1, 2026	—	$—	1,574	$16	29,339	$293	$157,763	$(48,274)	$4,921	$136,183	$(6,034)	$(422)	$244,446
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,019)	—	—	(2,019)
Stock-based compensation	—	—	—	—	14	—	720	—	—	—	—	—	720
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(517)	—	—	—	—	(517)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(422)	422	—
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	3	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	111	—	—	—	111
Net income (loss) for three months ended March 31, 2026	—	—	—	—	—	—	—	—	—	2,778	(264)	—	2,514
BALANCE AT MARCH 31, 2026	—	$—	1,574	$16	29,356	$293	$158,533	$(48,791)	$5,032	$136,942	$(6,720)	$—	$245,305

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT MARCH 31, 2026	—	$—	1,574	$16	29,356	$293	$158,533	$(48,791)	$5,032	$136,942	$(6,720)	$—	$245,305
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,960)	—	—	(1,960)
Stock-based compensation	—	—	—	—	9	—	630	—	—	—	—	—	630
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(660)	—	—	—	—	(660)
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	218	—	218
Other comprehensive income	—	—	—	—	—	—	—	—	227	—	35	—	262
Net income for three months ended June 30, 2026	—	—	—	—	—	—	—	—	—	11,375	65	—	11,440
BALANCE AT JUNE 30, 2026	—	$—	1,574	$16	29,365	$293	$159,163	$(49,451)	$5,259	$146,357	$(6,402)	$—	$255,235

GENIE ENERGY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$120,200	$(10,174)	$(783)	$235,177
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,443	(329)	—	10,114
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$128,617	$(9,833)	$(783)	$242,829

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$128,617	$(9,833)	$(783)	$242,829
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,011)	—	—	(2,011)
Stock-based compensation	—	—	—	—	(1)	—	606	—	—	—	—	—	606
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,732)	—	—	—	—	(2,732)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(252)	252	—
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	347	—	698	—	1,045
Net income (loss) for three months ended June 30, 2025	—	—	—	—	—	—	—	—	—	2,344	45	—	2,389
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$128,950	$(9,342)	$(531)	$242,126

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Operating activities
Net income	$13,953	$12,503
Net loss from discontinued operations, net of tax	(8)	(57)
Net income from continuing operations	13,961	12,560
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation	1,350	1,345
Provision for credit losses	1,258	856
Depreciation and amortization	704	470
Impairment of assets	—	35
Inventory valuation allowance	939	—
Unrealized gain on marketable equity securities and investments and other, net	(3,913)	(622)
Gain from sale of investment property	(735)	—
Changes in assets and liabilities:
Trade accounts receivable	12,878	(320)
Inventory	(1,986)	(4,682)
Prepaid expenses	(4,764)	(142)
Other current assets and other assets	(1,244)	(882)
Trade accounts payable, accrued expenses and other liabilities	(12,323)	5,382
Due to IDT Corporation, net	(13)	(8)
Income taxes payable	(16,031)	199
Net cash (used in) provided by operating activities of continuing operations	(9,919)	14,191
Net cash (used in) provided by operating activities of discontinued operations	(13)	2,274
Net cash (used in) provided by operating activities	(9,932)	16,465
Investing activities
Capital expenditures	(3,560)	(3,682)
Purchases of marketable equity securities and other investments, net of cash acquired	(6,655)	(3,667)
Improvements in investment property	(49)	(1,075)
Proceeds from sale of investment property, net	6,474	—
Proceeds from return of investments	4,289	1,173
Net cash used in investing activities	499	(7,251)
Financing activities
Dividends paid	(3,979)	(4,036)
Repurchases of Class B common stock from employees	(517)	(462)
Repayment of debt	(1,978)	—
Repurchases of Class B common stock	(660)	(4,619)
Net cash used in financing activities	(7,134)	(9,117)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70	(64)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,497)	33
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	212,438	201,958
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	195,941	201,991
Less: Cash of discontinued operations at end of period	952	1,000
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$194,989	$200,991

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited condensed consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GREW primarily consists of a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary of its energy offerings, a 72.2% interest in Roded Recycling ("Roded"), a producer of high-grade plastic pallets from recycled materials and  a 57.0% interest in Able Minds ABA LLC ("Able Minds"), a provider of expert applied behavioral analysis therapy for children with autism.

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

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate their remaining assets and settle any remaining liabilities.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet as well as the corresponding amounts reported in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$184,841	$203,516
Restricted cash	10,148	7,936
Total cash, cash equivalents, and restricted cash	$194,989	$211,452

Restricted cash includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20) and Term Loan Agreement with National Cooperative Bank, N.A. ("NCB").

Included in the cash and cash equivalents as of June 30, 2026 and December 31, 2025 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Natural gas	$893	$2,216
Renewable credits	13,667	8,710
Solar panels	691	1,444
Totals	$15,251	$12,370

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

In the six months ended June 30, 2026, the Company recorded an inventory valuation reserve of $0.9 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There were no inventory valuation reserves recorded in the six months ended June 30, 2025.

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

Incumbent utility companies in most of the service territories in which GRE's REPs operate offer purchase of receivables, or POR programs, and GRE’s REPs participate in POR programs for a majority of their receivables. The Company estimates variable consideration related to its rebate programs using the expected value method and a portfolio approach. The Company’s estimates related to rebate programs are based on the terms of the rebate program, the customer’s historical electricity and natural gas consumption, the customer’s rate plan, and a churn factor. Taxes that are imposed on the Company’s sales and collected from customers are excluded from the transaction price.

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

Revenues from behavior analysis therapy services are recognized as services are provided to the customers.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2026
Fixed rate	$45,507	$2,813	$—	$48,320
Variable rate	38,043	7,768	—	45,811
Other	—	—	6,268	6,268
Total	$83,550	$10,581	$6,268	$100,399

Three Months Ended June 30, 2025
Fixed rate	$55,400	$2,653	$—	$58,053
Variable rate	34,485	6,454	—	40,939
Other	—	—	6,259	6,259
Total	$89,885	$9,107	$6,259	$105,251

Six Months Ended June 30, 2026
Fixed rate	$93,153	$7,576	$—	$100,729
Variable rate	89,809	38,356	—	128,165
Other	—	—	13,817	13,817
Total	$182,962	$45,932	$13,817	$242,711

Six Months Ended June 30, 2025
Fixed rate	$114,304	$9,583	$—	$123,887
Variable rate	79,644	27,933	—	107,577
Other	—	—	10,594	10,594
Total	$193,948	$37,516	$10,594	$242,058

Fixed and variable rate revenues are from GRE. Other revenues are from GREW and include revenues from sales of solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy and revenue from certain early-stage ventures.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended June 30, 2026
Non-Commercial Channel	$78,925	$7,671	$—	$86,596
Commercial Channel	4,625	2,910	—	7,535
Other	—	—	6,268	6,268
Total	$83,550	$10,581	$6,268	$100,399

Three Months Ended June 30, 2025
Non-Commercial Channel	$74,251	$6,488	$—	$80,739
Commercial Channel	15,634	2,619	—	18,253
Other	—	—	6,259	6,259
Total	$89,885	$9,107	$6,259	$105,251

Six Months Ended June 30, 2026
Non-Commercial Channel	$172,698	$38,619	$—	$211,317
Commercial Channel	10,264	7,313	—	17,577
Other	—	—	13,817	13,817
Total	$182,962	$45,932	$13,817	$242,711

Six Months Ended June 30, 2025
Non-Commercial Channel	$161,134	$29,862	$—	$190,996
Commercial Channel	32,814	7,654	—	40,468
Other	—	—	10,594	10,594
Total	$193,948	$37,516	$10,594	$242,058

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Contract liability, beginning	$7,807	$3,973
Recognition of revenue included in the beginning of the year contract liability	(5,186)	(2,975)
Additions during the period, net of revenue recognized during the period	5,909	4,456
Contract liability, end	$8,530	$5,454

Allowance for credit losses

The change in the allowance for credit losses was as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning	$7,876	$8,086
Additions charged to expense	1,258	856
Write-offs and other deductions	(162)	(269)
Allowance for credit losses, end	$8,972	$8,673

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

Note 5—Acquisition and Discontinued Operations

Acquisition

In July 2025, the Company, entered into an operating agreement with Able Minds and its then owners, in connection with the Company acquire a 50.0% noncontrolling interest in Able Minds for $0.3 million. Able Minds is a startup company and is engaged in providing expert applied behavioral analysis therapy for children with autism. The Company accounted for its ownership interest in Roded using the equity method.

From July 2025 to April 2026, the Company contributed an aggregate of $1.0 million to Able Minds gradually increasing its interest to a 57.0% controlling interest on April 7, 2026. Prior to April 7, 2026, the net book value of the Company's investment in Able Minds was $0.4 million. Following the transaction, the Company has control over the activities of Able Minds.

The Company recorded $0.2 million of revenues from Able Minds in its condensed consolidated statements of operations and comprehensive income for three and six months ended June 30, 2026. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

The Company conducted an assessment of assets and liabilities related to the acquisition of Able Minds. The impact of the acquisition's purchase price allocations on the Company’s condensed consolidated balance sheets and the acquisition date fair value of the total consideration transferred were as follows (amounts in thousands):

Cash	$118
Accounts receivable and other current assets	30
Goodwill	575
Liabilities	(98)
Noncontrolling interest	(218)
Net assets	$407

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	June 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$952	$986
Other current assets	341	433
Current assets of discontinued operations	$1,293	$1,419

Liabilities
Accounts payable and other current liabilities	2,981	2,996
Current liabilities of discontinued operations	$2,981	$2,996

Results of operations of discontinued operations in the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2026 was minimal. In the six months ended June 30, 2025, the Company recognized loss from discontinued operation, net of taxes of $0.1 million.

Cash used in discontinued operations was minimal for the six months ended June 30, 2026. Cash flows from discontinued operations was $2.3 million for the six months ended June 30, 2025, mostly from the collection of receivables.

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $40.2 million as of June 30, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.5 million as of June 30, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $45.6 million as of June 30, 2026). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.8 million as of June 30, 2026) prior to the bankruptcy. The Lumo Administrators have also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.8 million as of June 30, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to - the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
June 30, 2026
Assets:
Marketable equity securities	$9,319	$—	$—	$9,319
Derivative contracts	$483	$—	$—	$483
Liabilities:
Derivative contracts	$254	$—	$—	$254
December 31, 2025
Assets:
Marketable equity securities	$409	$—	$—	$409
Derivative contracts	$561	$—	$—	$561
Liabilities:
Derivative contracts	$1,562	$—	$—	$1,562

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2026 or 2025.

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

Restricted cash, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At June 30, 2026 and December 31, 2025, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for restricted cash was classified as Level 1. The carrying value of other current assets, due to IDT Corporation ("IDT"), and other current liabilities approximated fair value.

Other assets. At June 30, 2026 and December 31, 2025, other assets included short-term investments (see Note 9).

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

The following table summarizes the percentage consolidated trade receivable by the only customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2026 and  December 31, 2025:

	June 30, 2026	December 31, 2025
Customer A	11.1%	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the six months ended June 30, 2026 or 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	10.9%	11.3%	10.0%	11.9%

Customer A is a utility company offering POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At June 30, 2026, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at June 30, 2026 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Third quarter of 2026	8,960	—
Fourth quarter of 2026	1,240	—
First quarter of 2027	6,400	—
Second quarter of 2027	—	—
Third quarter of 2027	3,440	—
Fourth quarter of 2027	—	—
First quarter of 2028	—	—

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		June 30,	December 31,
Asset Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$436	$357
Energy contracts and options	Other assets	47	204
Total derivatives not designated or not qualifying as hedging instruments — Assets		$483	$561

		June 30,	December 31,
Liability Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$212	$1,484
Energy contracts and options	Other liabilities	42	78
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$254	$1,562

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	Recognized on Derivatives	2026	2025	2026	2025
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(1,597)	$(3,992)	$1,697	$(818)

Note 8—Other Current Assets and Other Assets

Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Investments in equity securities—current	$10,190	$8,770
Assets held for sale	1,074	1,060
Fair value of derivative contracts—current	436	357
Investment property	—	5,782
Other assets	1,241	1,185
Total other current assets	$12,941	$17,154

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

Other assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Security deposits	$10,567	$9,263
Investments in equity securities—noncurrent	5,646	10,126
Right-of-use assets, net of amortization	900	873
Fair value of derivative contracts—noncurrent	47	204
Other assets	144	87
Total other assets	$17,304	$20,553

Note 9—Investments

Equity investments consist of the following:

	Location in Balance Sheet	Measurement	June 30, 2026	December 31, 2025
			(in thousands)
Various publicly-held companies	Marketable equity securities	Quoted market price	$9,319	$409

Alternative investments	Other current assets	Net asset value	$8,728	$7,119
Alternative investments	Other current assets	Cost	1,462	1,651
Total included in other current assets			$10,190	$8,770

Equity method investments	Other noncurrent assets	Equity method	$129	$402
Alternative investments	Other noncurrent assets	Net asset value	4,043	8,250
Alternative investments	Other noncurrent assets	Cost	1,474	1,474
Total equity investments included in other noncurrent assets			$5,646	$10,126

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$18,494	$11,684
Purchase	1,000	3,500
Gain recognized during the period	502	806
Distribution	(4,289)	(902)
Balance, end of period	$15,707	$15,088

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

Howard Jonas' share in the investment property was diluted to 16.1% and 23.8%, at June 30, 2026 and  December 31, 2025, respectively, resulting from additional investments by the Company in the investment property.

In June 2026, the Company sold the investment property for $7.3 million and received $6.6 million proceeds after direct costs. The Company recognized a $0.7 million gain from the sale of investment property.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2026 to June 30, 2026:

		Genie
	GRE	Renewables	Total
	(in thousands)
Balance at January 1, 2026	$9,998	$2,980	$12,978
Acquisition of Able Minds	—	575	$575
Cumulative translation adjustment	—	345	345
Balance at June 30, 2026	$9,998	$3,900	$13,898

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Balance
	(in thousands)
June 30, 2026
Patents and trademarks	20.0 years	$2,860	$(1,386)	$1,474
Customer relationships	9.0 years	1,100	(1,080)	20
Licenses	10.0 years	479	(318)	161
Total		$4,439	$(2,784)	$1,655
December 31, 2025
Patent and trademark	20.0 years	$2,860	$(1,322)	$1,538
Customer relationships	9.0 years	1,100	(1,019)	81
Licenses	10.0 years	479	(294)	185
Total		$4,439	$(2,635)	$1,804

Amortization expense of intangible assets was $0.1 million for each of the three months ended  June 30, 2026 and 2025. The Company estimates that amortization expense of intangible assets will be $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.8 million for the remainder of 2026 and for 2027, 2028, 2029, 2030 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Renewable energy	$30,619	$30,871
Liability to customers related to promotions and retention incentives	9,596	9,620
Payroll and employee benefits	2,370	4,328
Other accrued expenses	7,021	5,963
Total accrued expenses	$49,606	$50,782

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Contract liabilities	$8,530	$7,807
Current hedge liabilities	212	1,484
Current lease liabilities	94	88
Other	664	673
Total other current liabilities	$9,500	$10,052

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

	June 30, 2026	December 31, 2025
	(in thousands)
ROU Assets	$900	$873

Current portion of operating lease liabilities	94	88
Noncurrent portion of operating lease liabilities	853	854
Total	$947	$942

At  June 30, 2026, the weighted average remaining lease term was 21.9 years and the weighted average discount rate was 8.2%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$354	$5

ROU assets obtained in the exchange for lease liabilities
Operating leases	$93	$154

Future lease payments under operating leases as of June 30, 2026 were as follows:

(in thousands)
Remainder of 2026	$114
2027	122
2028	83
2029	65
2030	66
Thereafter	1,770
Total future lease payments	2,220
Less imputed interest	1,273
Total operating lease liabilities	$947

Rental expenses under operating leases were $0.2 million for each of the three months ended June 30, 2026 and 2025.  Rental expenses under operating leases were $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the six months ended June 30, 2026 (in thousands, except per share amounts):

	Dividend	Aggregate
Declaration Date	Per Share	Dividend Amount	Record Date	Payment Date
February 5, 2026	$0.0750	$2,019	February 18, 2026	February 26, 2026
May 12, 2026	$0.0750	$1,960	May 22, 2026	June 2, 2026

On August 3, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the second quarter of 2026. The dividend will be paid on or about August 24, 2026 to stockholders of record as of the close of business on August 14, 2026.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three and six months ended June 30, 2026, the Company acquired 47,672 Class B common stock under the stock purchase program for an aggregate amount of $0.7 million. In the three months ended June 30, 2025, the Company acquired 158,874 Class B common stock under the stock purchase program for an aggregate amount of $2.7 million. In the six months ended June 30, 2025, the Company acquired 286,137 Class B common stock under the stock purchase program for an aggregate amount of $4.6 million. At  June 30, 2026, 3.4 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of June 30, 2026 and December 31, 2025, there were 4.6 million outstanding shares of Class B common stock held in the Company's treasury, with a cost basis of $49.5 million and $48.3 million, respectively, at a weighted average cost per share of $10.80 and $10.75, respectively.

Purchase of Equity of Subsidiary

In the fourth quarter of 2025, the Company purchased from a certain investor an 8.4% equity interest in Roded for $0.3 million, increasing its interest in Roded to 71.0%.

Stock-Based Compensation

As of June 30, 2026, there was $2.7 million of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.2 years.

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

Net loss related to CCE and aggregate net funding provided by the Company were each $0.2 million and nominal amount for the three and six months ended June 30, 2025, respectively.

Note 15—Income Taxes

The following table provides a summary of the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported tax rate	2.0%	43.8%	11.6%	35.9%

The reported tax rates for the three and six months ended June 30, 2026 decreased compared to the same period in 2025. The decrease is mainly from the effect of federal investment tax credit from community solar project that started its operation in the second quarter of 2026.

The Company determined an annual effective tax rate and applied that annual effective tax rate to the Company's taxable income for the year to date interim periods. The effective tax rate differs from the statutory tax rate primarily due to the effect of nondeductible employee compensation expenses such as meals, entertainment and fringe benefits which is offset by the federal investment tax credit on the activated community solar project.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,069	26,173	26,060	26,287
Effect of dilutive securities:
Non-vested restricted Class B common stock	83	343	111	344
Diluted weighted-average number of shares	26,152	26,516	26,171	26,631

There were no instruments excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025.

Note 17—Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of the Company, related to an acquisition of an investment property (see Note 9—Investments).

In June 2025, the Company acquired 130,484 Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.2 million in the rights offering undertaken by Rafael. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman, Chairman of the Board of Directors and Chief Executive Officer of Rafael. For each of the three and six months ended June 30, 2026 and 2025, the Company recognized nominal amounts of gain and loss in connection with the investment. At June 30, 2026, the Company holds 346,877 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amount IDT charged the Company	$146	220	$433	476
Amount the Company charged IDT	$16	23	$34	60

The following table presents the balance of receivables and payables to IDT:

	June 30,	December 31,
	2026	2025
	(in thousands)
Due to IDT	$110	$157
Due from IDT	$11	$45

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM $0.4 million in 2025 related to premiums of various insurance policies that were brokered by IGM. There was no payment in the three and six months ended June 30, 2026. There was no outstanding payable to IGM as of June 30, 2026. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended June 30, 2026
Revenues	$94,131	$6,268	$—	$100,399
Cost of revenues	63,803	2,923	—	66,726
Gross profit	30,328	3,345	—	33,673
Marketing and customer acquisition expenses	12,116	456	—	12,572
Employee-related expenses	4,282	1,438	639	6,359
Provision for credit losses	773	—	—	773
Stock-based compensation	280	14	335	629
Depreciation and amortization	75	274	—	349
Other selling, general and administrative expenses	4,496	1,095	875	6,466
Income (loss) from operations	$8,306	$68	$(1,849)	$6,525
Provision for (benefit from) income taxes	$2,744	$(3,386)	$881	$239

Three Months Ended June 30, 2025
Revenues	$98,992	$6,259	$—	$105,251
Cost of revenues	77,670	4,101	—	81,771
Gross profit	21,322	2,158	—	23,480
Marketing and customer acquisition expenses	8,257	164	—	8,421
Employee-related expenses	3,900	1,314	925	6,139
Provision for credit losses	547	—	—	547
Stock-based compensation	260	22	324	606
Depreciation and amortization	75	161	—	236
Impairment of assets	—	35	—	35
Other selling, general and administrative expenses	4,295	643	290	5,228
Income (loss) from operations	$3,988	$(181)	$(1,539)	$2,268
Provision for (benefit from) income taxes	$1,380	$(162)	$604	$1,822

Six Months Ended June 30, 2026
Revenues	$228,894	$13,817	$—	$242,711
Cost of revenues	169,490	9,727	—	179,217
Gross profit	59,404	4,090	—	63,494
Marketing and customer acquisition expenses	24,489	732	—	25,221
Employee-related expenses	8,566	2,987	1,525	13,078
Provision for credit losses	1,258	—	—	1,258
Stock-based compensation	556	30	764	1,350
Depreciation and amortization	149	555	—	704
Impairment of assets	—	—	—	—
Other selling, general and administrative expenses	9,438	2,123	1,925	13,486
Income (loss) from operations	$14,948	$(2,337)	$(4,214)	$8,397
Provision for (benefit from) income taxes	$5,547	$(3,975)	$252	$1,824

Six Months Ended June 30, 2025
Revenues	$231,467	$10,591	$—	$242,058
Cost of revenues	174,244	6,971	—	181,215
Gross profit	57,223	3,620	—	60,843
Marketing and customer acquisition expenses	16,926	356	—	17,282
Employee-related expenses	8,959	2,566	2,047	13,572
Provision for credit losses	856	—	—	856
Stock-based compensation	518	45	782	1,345
Depreciation and amortization	149	321	—	470
Impairment of assets	—	35	—	35
Other selling, general and administrative expenses	8,980	1,333	1,226	11,539
Income (loss) from operations	$20,835	$(1,036)	$(4,055)	$15,744
Provision for (benefit from) income taxes	$7,118	$(395)	$311	$7,034

Total assets for the business segments of the Company were as follows

		Genie
(in thousands)	GRE	Renewables	Corporate	Total
Total assets:
June 30, 2026	$172,455	$46,286	$150,978	$369,719
December 31, 2025	191,728	44,254	153,398	389,380

The total assets of the corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with an aggregate net book value of $1.3 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively.

Note 19—Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of June 30, 2026, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and six months ended June 30, 2026, Resident Energy’s gross revenues from sales in Illinois were $4.6 million and  $11.6 million, respectively. For the three and six months ended June 30, 2025, Resident Energy’s gross revenues from sales in Illinois were $5.5 million and $13.6 million, respectively.

On June 1, 2026, a named plaintiff filed a putative class action complaint against IDT Energy in the Superior Court of New Jersey Law Division, Essex County. The named plaintiff, who was a customer of IDT Energy for approximately ten years, now alleges that IDT Energy has failed to disclose and has misrepresented its variable rate pricing, thereby violating its duty of good faith and fair dealing and breaching its contract with the named plaintiff. The complaint claims several causes of actions related to the foregoing. IDT Energy denies the allegations in the complaint, which it believes to be completely meritless, and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of any potential loss estimable as of  June 30, 2026. For the three and six months ended June 30, 2026, IDT Energy’s gross revenues from sales in New Jersey were $4.8 million and  $11.6 million, respectively. For the three and six months ended June 30, 2025, IDT Energy’s gross revenues from sales in New Jersey were $14.0 million and $30.6 million, respectively.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $129.9 million at June 30, 2026, of which  $127.9 million was for future purchase of electricity. The purchase commitments outstanding as of June 30, 2026 are expected to be paid as follows:

(in thousands)
Remainder of 2026	$81,072
2027	44,447
2028	4,368
Thereafter	—
Total payments	$129,887

In the three months ended  June 30, 2026, the Company purchased  $29.1 million and $6.3 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the six months ended June 30, 2026, the Company purchased $69.2 million and $3.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the three months ended June 30, 2025, the Company purchased $30.1 million and $4.2 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the six months ended June 30, 2025, the Company purchased $59.8 million and $4.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At  June 30, 2026, GRE had commitments to purchase renewable energy credits of $2.0 million, which are reflected in the table above.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At June 30, 2026, GRE had aggregate performance bonds of $29.5 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through  November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2026, the Company was in compliance with such covenants. At June 30, 2026, restricted cash of $2.0 million and trade accounts receivable of $63.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.3 million at  June 30, 2026.

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

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at June 30, 2026 the Company was in compliance with all such covenants.

At June 30, 2026 and December 31, 2025, there was $7.0 million and $7.1 million, outstanding under the Term Loan at a weighted average interest rate of 5.7% and 6.2%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restrictions on certain cash accounts specified in the agreements. At June 30, 2026 and  December 31, 2025, aggregate of $4.3  million and $3.8 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 12, 2025, the Company entered into an amendment of the existing Credit Agreement to extend the maturity date to December 31, 2026. The aggregate maximum draw of the facility was retained as a $3.0 million credit line (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2026, there were $1.0 million in letters of credit issued by JP Morgan Chase Bank. At June 30, 2026, the cash collateral of $3.3 million was included in restricted cash in the condensed consolidated balance sheet.

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

GREW primarily consists of a 91.5% interest in Diversegy, our energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings,  a 72.2% interest in Roded, a producer of high-grade plastic pallets from recycled materials and a 57.0% interest in Able Minds ABA LLC ("Able Minds"), a provider of expert applied behavioral analysis therapy for children with autism.

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

We determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as June 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

Net results from discontinued operations of Lumo Sweden, net of taxes was minimal for the three and six months ended June 30, 2026 and 2025 and six months ended June 30, 2026. Net loss from discontinued operations of Lumo Sweden, net of taxes was minimal for $0.1 million for the six months ended June 30, 2025.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $40.2 million as of June 30, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.5 million as of June 30, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $45.6 million as of June 30, 2026). We believe that the Lumo Administrators' position is without merit, and are vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.8 million as of June 30, 2026) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.8 million as of June 30, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to -  the €4.2 million). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. We are challenging the Lumo Administrator's claims.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 93.8% and 94.1% of our consolidated revenues for the three months ended June 30, 2026 and 2025, respectively and 94.3% and 95.6 of our consolidated revenues in the six months ended June 30, 2026 and 2025, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies provide billing and collections services to the GRE's REPs. In addition, utility companies offer purchase of receivables, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. Under the POR programs, the utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three and six months ended June 30, 2026 and 2025, the associated cost was approximately 1.4% and 1.1% of GRE's revenues, respectively. At June 30, 2026 and December 31, 2025, 79.9% and 86.6%, respectively, of GRE’s net accounts receivable were under POR programs.

Non-POR receivables will generally have higher collection risks than those covered by POR programs, and our reserve for credit losses will generally increase when the portion of our sales in non-POR territories increases.

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

The following table summarizes the percentage consolidated trade receivable by the only customers that equal or exceed 10.0% of consolidated net trade receivables at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Customer A	11.1%	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the three and six months ended June 30, 2026 or 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	10.9%	11.3%	10.0%	11.9%

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

 Three Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Genie Retail Energy Segment

The year-over-year increase in GRE's income from operations were driven by gross margin expansion. The increase in selling, general and administrative expense primarily reflected higher customer acquisition spending resulting from a shift in the sales mix to certain high value customer segments with higher costs of acquisition.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Electricity	83,550	89,885	(6,335)	(7.0)	182,962	193,948	(10,986)	(5.7)
Natural gas	10,581	9,107	1,474	16.2	45,932	37,516	8,416	22.4
Other	—	—	—	nm	—	3	(3)	nm
Total revenues	94,131	98,992	(4,861)	(4.9)	228,894	231,467	(2,573)	(1.1)
Cost of revenues	63,803	77,670	(13,867)	(17.9)	169,490	174,244	(4,754)	(2.7)
Gross profit	30,328	21,322	9,006	42.2	59,404	57,223	2,181	3.8
Selling, general and administrative expenses	22,022	17,334	4,688	27.0	44,456	36,388	8,068	22.2
Income from operations	$8,306	$3,988	$4,318	108.3	$14,948	$20,835	$(5,887)	(28.3)

nm—not meaningful

Revenues. Electricity revenues decreased by 7.0% in the three months ended June 30, 2026 compared to the same period in 2025. The decrease was due to a decrease in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the three months ended June 30, 2026 compared to the same period in 2025. Electricity consumption by GRE’s REPs' customers decreased by 17.2% in the three months ended June 30, 2026, compared to the same period in 2025, reflecting an 18.1% decrease in the average number of meters served partially offset by a 1.1% increase in the average consumption per meter. The decrease in meters served was primarily driven by expiration of aggregation deals over the course of 2025. The average rate per kilowatt hour sold increased by 12.2% in the three months ended June 30, 2026 compared to the same period in 2025 due to general market conditions.

Electricity revenues decreased by 5.7% in the six months ended June 30, 2026 compared to the same period in 2025. The decrease was due to a decrease in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the six months ended June 30, 2026 compared to the same period in 2025. Electricity consumption by GRE’s REPs' customers decreased by 18.2% in the six months ended June 30, 2026, compared to the same period in 2025, reflecting an 18.5% decrease in the average number of meters served partially offset by a 0.3% increase in the average consumption per meter. The decrease in meters served was primarily driven by expiration of aggregation deals over the course of 2025. The average rate per kilowatt hour sold increased by 15.4% in the six months ended June 30, 2026 compared to the same period in 2025 due to general market conditions.

Natural gas revenues increased by 16.2% in the three months ended June 30, 2026 compared to the same period in 2025. The increase was the result of a 50.3% increase in average revenue per therm sold in the three months ended June 30, 2026 compared to the same period in 2025, due to general market conditions, partially offset by a 22.7% decrease in natural gas consumption by GRE’s REPs' customers in the three months ended June 30, 2026, compared to the same period in 2025, reflecting a 27.9% decrease in the average consumption per meter partially offset by a 7.1% increase in the average number of meters served. The decrease in the average consumption per meter was driven change in customer mix during the periods.

Natural gas revenues increased by 22.4% in the six months ended June 30, 2026 compared to the same period in 2025. The increase was the result of a 39.9% increase in average revenue per therm sold in the six months ended June 30, 2026 compared to the same period in 2025, due to general market conditions, partially offset by a 12.5% decrease in natural gas consumption by GRE’s REPs' customers in the six months ended June 30, 2026, compared to the same period in 2025, reflecting a 15.5% decrease in the average consumption per meter partially offset by a 3.5% increase in the average number of meters served. The decrease in the average consumption per meter was driven change in customer mix during the periods.

Other revenues in the six months ended June 30, 2025 pertains to revenues from termination fees from commercial customers.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Meters at end of quarter:
Electricity customers	267	272	258	316	332
Natural gas customers	95	92	88	86	87
Total meters	362	364	346	402	419

Gross meter acquisitions in the three months ended June 30, 2026, were 65,000 compared to 70,000 for the same period in 2025. Gross meter acquisitions in the six months ended June 30, 2026, were 149,000  compared to 131,000 for the same period in 2025. Gross meter acquisitions for the six months ended June 30, 2026 increased compared to the same period in 2025 as we continue to increase our investments in customer acquisition efforts.

Meters served decreased by 2,000 between March 31, 2026 and June 30, 2026. The increase in the number of meters served at June 30, 2026 compared to December 31, 2025 is due to new sales during the three months ended June 30, 2026 as customer acquisition increased as discussed above.

In the three months ended June 30, 2026, average monthly churn increased to 5.9% compared to 4.8% for the same period in 2025. In the six months ended June 30, 2026, average monthly churn increased to 5.9% compared to 5.2% for the same period in 2025. The increases are due to new sales in 2026 failing to fully replace those lost to churn during the period.

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

(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
RCEs at end of quarter:
Electricity customers	265	273	250	318	332
Natural gas customers	80	81	79	78	82
Total RCEs	345	354	329	396	414

RCEs at June 30, 2026 decreased by 9,000 compared to March 31, 2026. RCEs at June 30, 2026 increased by 16,000 compared to December 31, 2025. The fluctuations in RCE are due to increases in the number of meters served as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenues:
Electricity	$58,121	$68,611	$(10,490)	(15.3)	$140,495	$148,569	$(8,074)	(5.4)
Natural gas	5,682	9,059	(3,377)	(37.3)	28,995	25,675	3,320	12.9
Total cost of revenues	$63,803	$77,670	$(13,867)	(17.9)	$169,490	$174,244	$(4,754)	(2.7)

nm—not meaningful

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Gross margin percentage:
Electricity	30.4%	23.7%	6.8	23.2%	23.4%	(0.2)
Natural gas	46.3	0.5	45.8	36.9	31.6	5.3
Other	nm	nm	nm	nm	nm	nm
Total gross margin percentage	32.2%	21.5%	10.7	26.0%	24.7%	1.2

nm—not meaningful

Cost of revenues for electricity decreased in the three months ended June 30, 2026 compared to the same period in 2025 primarily because of a decrease in electricity consumption by GRE’s REPs’ customers partially offset an increase in the average unit cost of electricity. The average unit cost of electricity increased 2.3% in the three months ended June 30, 2026 compared to the same period in 2025 due to general market conditions. The gross margin on electricity sales increased in the three months ended June 30, 2026 compared to the same period in 2025 because the average rated charged to customers increased more than the unit cost of electricity.

Cost of revenues for electricity decreased in the six months ended June 30, 2026 compared to the same period in 2025 primarily because of a decrease in electricity consumption by GRE’s REPs’ customers partially offset an increase in the average unit cost of electricity. The average unit cost of electricity increased 15.7% in the six months ended June 30, 2026 compared to the same period in 2025 due to general market conditions. The gross margin on electricity sales slightly decreased in the six months ended June 30, 2026 compared to the same period in 2025 because the unit cost of electricity increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas decreased in the three months ended June 30, 2026 compared to the same period in 2025 primarily because of decreases in natural gas consumption by GRE's REPs' customers and the average unit cost of natural gas. The average unit cost of natural gas decreased 18.9% in the three months ended June 30, 2026 compared to the same period in 2025 due to general market conditions. Gross margin on natural gas sales increased in the three months ended June 30, 2026 compared to the same period in 2025 because the average rate charged to customers increased while the average unit cost of natural gas decreased.

Cost of revenues for natural gas increased in the six months ended June 30, 2026 compared to the same period in 2025 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 29.1% in the six months ended June 30, 2026 compared to the same period in 2025 due to general market conditions. Gross margin on natural gas sales increased in the six months ended June 30, 2026 compared to the same period in 2025 because the average rate charged to customers increased more than the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses increased by 27.0% in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in marketing and customer acquisition costs, employee related expenses, and POR program fees. Marketing and customer acquisition expenses increased by $3.9 million in the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in average acquisition cost per meter due to changes in customer acquisition channel mix in the three months ended June 30, 2026 compared to the same period in 2025. Employee-related expenses increased by $0.4 million in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in bonus accrual. POR program fees increased by $0.3 million in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in rates charged by utilities for this service.  As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 17.5% in the three months ended June 30, 2025 to 23.4% in the three months ended June 30, 2026.

Selling, general and administrative expenses increased by 22.2% in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in marketing and customer acquisition costs, provision for credit losses and POR program fees. Marketing and customer acquisition expenses increased by $7.6 million in the six months ended June 30, 2026 compared to the same period in 2025 due to an increase average acquisition cost per meter due to changes in customer acquisition channel mix in the six months ended June 30, 2026 compared to the same period in 2025. Provision for credit losses increased by $0.4 million in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increase in revenues in non-POR markets. POR program fees increased by $0.3 million in the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in rates charged by utilities for this service. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 15.7% in the six months ended June 30, 2025 to 19.4% in the six months ended June 30, 2026.

Genie Renewables Segment

The GREW (formerly GES) segment is composed of our interests in Genie Solar, CityCom, Roded, Diversegy and Able Minds. Genie Solar is an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects. CityCom is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy is a provider of energy procurement advisory services to industrial, commercial and municipal customers. Roded is a producer of high-grade plastic pallets form recycled materials.

In April 2026 the we acquired a 57.0% controlling interest of Able Minds, a provider of expert applied behavioral analysis therapy for children with autism.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$6,268	$6,259	$9	0.1%	$13,817	$10,591	$3,226	30.5%
Cost of revenue	2,923	4,101	(1,178)	(28.7)	9,727	6,971	2,756	39.5
Gross profit	3,345	2,158	1,187	55.0	4,090	3,620	470	13.0
Selling, general and administrative expenses	3,277	2,304	973	42.2	6,427	4,621	1,806	39.1
Impairment of assets	—	35	(35)	nm	—	35	(35)	(100.0)
Loss from operations	$68	$(181)	$249	(137.6)%	$(2,337)	$(1,036)	$(1,301)	125.6%

nm—not meaningful

Revenues. GREW's revenues remained flat in the three months ended June 30, 2026 compared to the same period in 2025 due to increases in revenues generated by CityCom, Roded and Able Minds offset by a decrease in revenues generated by Diversegy and Genie Solar. Revenues from CityCom increased by $0.3 million in the three months ended June 30, 2026 compared to the same period in 2025. Able Minds generated $0.2 million revenues in the 2026 period from its acquisition in April 2026. Revenues from Roded increased by $0.1 million in the three months ended June 30, 2026 compared to the same period in 2025 as it continued to invest in increasing its manufacturing capabilities. Genie Solar's revenues from the sale of solar panels and development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels decreased by $0.5 million in the three months ended June 30, 2026 compared to the same period in 2025 as the Company discontinued its solar project development projects as discussed above. Diversegy's revenues from commissions, entry fees and other fees decreased by $0.2 million in the three months ended June 30, 2026 compared to the same period in 2025.

GREW's revenues increased in the six months ended June 30, 2026 compared to the same period in 2025 due to increases in revenues generated by Genie Solar, CityCom, Roded and Able Minds partially offset by a decrease in revenues generated by Diversegy. Genie Solar's revenues from the sale of solar panels and development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels increased by $2.5 million in the six months ended June 30, 2026 compared to the same period in 2025 as the Company sold its remaining solar panels at its carrying costs to reduce the level of solar panel inventories. Revenues from CityCom Solar increased by $0.8 million in the six months ended June 30, 2026 compared to the same period in 2025. Revenues from Roded increased by $0.2 million in the six months ended June 30, 2026 compared to the same period in 2025 as it continued to increase its manufacturing capabilities. Able Minds generated $0.2 million revenues since its acquisition in April 2026. Diversegy's revenues from commissions, entry fees and other fees decreased by $0.5 million in the six months ended June 30, 2026 compared to the same period in 2025.

Cost of Revenues. The decrease in the cost of revenues in the three months ended June 30, 2026 compared to the same period in 2025 is due to the decreases in cost of revenues from Genie Solar and Diversegy primarily due to the decrease in revenues and decrease in the cost of solar panels that are sold in Genie Solar as a result of previous impairment in value.

The increase in the cost of revenues in the  six months ended June 30, 2026 compared to the same period in 2025 is due to the increases in cost of revenues from Genie Solar, Roded and Able Minds primarily due to the increase in their respective revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased by 42.2% in the three months ended June 30, 2026 compared to the same period in 2025 due to increases in marketing costs, employee-related costs, consulting fees and depreciation expenses. Marketing costs increased by $0.3 million in the three months ended June 30, 2026 compared to the same period in 2025, due to an increase in marketing activities in Genie Solar, CityCom and Able Minds. Employee-related costs increased by $0.1 million in the three months ended June 30, 2026 compared to the same period in 2025, due to an increase in the number of employees, principally at Diversegy. Consulting fees increased by $0.2 million in the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in level of business activities. Depreciation expenses increased by $0.1 million in the three months ended June 30, 2026 compared to the same period in 2025 due to completion and start of operation of community solar project and new equipment used in Roded.

Selling, general and administrative expenses increased by 39.1% in the six months ended June 30, 2026 compared to the same period in 2025 due to increases in marketing cost, employee-related costs, consulting fees and depreciation expenses. Marketing costs increased by $0.4 million in the six months ended June 30, 2026 compared to the same period in 2025, due to an increase in marketing activities in Genie Solar, CityCom and Able Minds. Employee-related costs increased by $0.4 million in the six months ended June 30, 2026 compared to the same period in 2025, due to an increase in the number of employees, principally at Diversegy and CityCom. Consulting fees increased by $0.4 million in the six months ended June 30, 2026 compared to the same period in 2025 due to an increase in level of business activities. Depreciation expenses increased by $0.2 million in the six months ended June 30, 2026 compared to the same period in 2025 due to completion and start of operation of community solar project and new equipment used in Roded.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative expenses and loss from operations	$1,849	$1,539	$310	20.1%	$4,214	$4,055	$159	3.9%

Corporate general and administrative expenses increased by 20.1% in the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in accrued bonuses. As a percentage of consolidated revenues, Corporate general and administrative expenses increased to 1.8% in the three months ended June 30, 2026 from 1.5% in the three months ended June 30, 2025.

Corporate general and administrative expenses decreased by 3.9% in the six months ended June 30, 2026 compared to the same period in 2025 due to lower accrued bonuses. As a percentage of consolidated revenues, Corporate general and administrative expenses were flat at 1.7% each of the six months ended June 30, 2026 and 2025.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million in each of the three months ended June 30, 2026 and 2025. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.4 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.7 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Income from operations	$6,525	$2,268	$4,257	187.7%	$8,397	$15,744	$(7,347)	(46.7)%
Interest income	1,511	1,998	(487)	(24.4)	3,162	3,979	(817)	(20.5)
Interest expense	(121)	(156)	35	(22.4)	(245)	(345)	100	(29.0)
Other income, net	3,761	54	3,707	nm	4,471	216	4,255	nm
Provision for income taxes	(239)	(1,822)	1,583	(86.9)	(1,824)	(7,034)	5,210	(74.1)
Net income from continuing operations	11,437	2,342	9,095	388.3	13,961	12,560	1,401	11.2
Income (loss) from discontinued operations, net of tax	3	47	(44)	(93.6)	(8)	(57)	49	(86.0)
Net income	11,440	2,389	9,051	378.9	13,953	12,503	1,450	11.6
Net income (loss) attributable to noncontrolling interests	65	45	20	44.4	(200)	(284)	84	(29.6)
Net income attributable to Genie Energy Ltd.	$11,375	$2,344	$9,031	385.3%	$14,153	$12,787	$1,366	10.7%

nm—not meaningful

Interest income.  Interest income decreased in the three and six months ended June 30, 2026, compared to the same period in 2025 primarily due to a decrease in average balances of cash and cash equivalents and restricted cash during the periods.

Interest Expense. Interest expense for three and six months ended June 30, 2026 and 2025 is mainly related to the interest from the Term Loan Agreement with National Cooperative Bank, N.A. ("NCB").

Other Income, net.  Other income, net increased in the three and six months ended June 30, 2026 and 2025 consisted primarily of gains from investments, net of losses, including the sale of investment property.

Provision for Income Taxes. The change in the reported tax rate for the three and six months ended June 30, 2026 compared to the same periods in 2025  is mainly from the effect of federal investment tax credits from community solar project that started operating in the second quarter of 2026.

Net Income (Loss) from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three and six months ended June 30, 2026 and 2025 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Net Income (Loss) Attributable to Noncontrolling Interests. The net income (loss) attributable to noncontrolling interests in the three and six months ended June 30, 2026 was primarily due to the shares of noncontrolling interest in the operations of Roded and Genie Solar. The net loss attributable to noncontrolling interest in the three and six months ended June 30, 2025 consisted primarily of the share of noncontrolling interest in the operations of Citizens Choice Energy.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $195.0 million balance of unrestricted and restricted cash and cash equivalents that we held at June 30, 2026 will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

At June 30, 2026, we had working capital (current assets less current liabilities) of $199.6 million.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows (used in) provided by:
Operating activities	$(9,919)	$14,191
Investing activities	499	(7,251)
Financing activities	(7,134)	(9,117)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	(64)
Increase (decrease) in cash, cash equivalents and restricted cash of continuing operations	(16,484)	(2,241)
Cash flows provided by discontinued operations	(13)	2,274
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,497)	$33

Operating Activities

Cash, cash equivalents and restricted cash used in operating activities of continuing operations was $9.9 million in the six months ended June 30, 2026 compared to the cash provided by operating activities of $14.2 million in the six months ended June 30, 2025. The decrease in cash flows is due primarily to the fluctuation in the results of operations in the six months ended June 30, 2026 compared to the same period in 2025.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $23.0 million for the three months ended June 30, 2026, compared to the same period in 2025. Renewable energy credit inventory is higher as of June 30, 2026 compared to December 31, 2025, primarily due to the schedule of deliveries of renewable energy credits by the third-party vendors. Our renewable energy credits are used to satisfy specific state-mandated requirements and, to a lesser extent, our customer portfolio. Required levels of renewable energy credits vary based on the mix of customers, type of products purchased, number of customer of each type and energy consumption.  Depending on the state, compliance typically occurs either in the first quarter for calendar year compliance periods and late in the second or early third quarter for energy year compliance periods of June to May. Prepaid expenses increased as of June 30, 2026 compared to December 31, 2025 primarily due to the timing of natural gas settlement with utilities at GRE and increased volume of activity in Diversegy.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At June 30, 2026, we were in compliance with such covenants. At June 30, 2026, restricted cash of $2.0 million and trade accounts receivable of $63.6 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $24.3 million at June 30, 2026.

We had purchase commitments of $129.9 million at June 30, 2026, of which $127.9 million was for purchases of electricity.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2026 and 2052. Our future lease payments under the operating leases as of June 30, 2026 were $2.2 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At June 30, 2026, we had outstanding aggregate performance bonds of $29.5 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures decreased by $0.1 million for the six months ended June 30, 2026 compared to the same period in 2025, due to the completion of a solar development project in December 2025. Our capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2026 will be between $5.0 million to $10.0 million mostly related to solar projects under development at GREW.

In the six months ended June 30, 2026 and 2025, we acquired nominal interests in various ventures for an aggregate amount of investments of $6.7 million $3.7 million, respectively.

In the six months ended June 30, 2026 and 2025, we invested minimal amount and $1.1 million, respectively, towards the improvement of an investment property we acquired in 2024.

In the six months ended June 30, 2026 and 2025, we received $4.3 million $1.2 million, respectively, from the redemption of various investments.

Financing Activities

In the six months ended June 30, 2026 and 2025, we paid aggregate dividends of $0.150 per share to stockholders of our Class A common stock and Class B common stock, or total aggregate dividends of $4.0 million for each in the six months ended June 30, 2026 and 2025. On August 3, 2026 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about August 24, 2026 to stockholders of record as of the close of business on August 14, 2026.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the six months ended June 30, 2026, we acquired 47,672 Class B common stock under the stock purchase program for an aggregate amount of $0.7 million. In the six months ended June 30, 2025, we acquired 286,137 Class B common stock under the stock purchase program for an aggregate amount of $4.6 million. At June 30, 2026, 3.4 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In each of the six months ended June 30, 2026 and 2025, we paid $0.5 million to repurchase shares of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In January 2026, we extinguished the notes payable by paying the $1.8 million principal amount plus the $0.1 million accumulated accrued interest. The note payable carried a 5.0% interest rate.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. up to October 2031.

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at June 30, 2026, we were in compliance with all such covenants.  At June 30, 2026, there was $7.0 million outstanding under the Term Loan at a weighted average interest rate of 5.7%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restriction on certain cash accounts specified in the agreements. At June 30, 2026, an aggregate of $4.3 million are deposited in NCB and are subject to certain restrictions.

In the six months ended June 30, 2026, we paid the required installment of the principal amount of the Term Loan of $0.2 million. There were no required payment in the three and six months ended June 30, 2025.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On October 12, 2025, we entered into an amendment of the existing Credit Agreement to extend the maturity date of December 31, 2026. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). We pay a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. We will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of June 30, 2026, there are $1.0 million in letters of credit issued by JP Morgan Chase Bank. At June 30, 2026, the cash collateral of $3.3 million was included in restricted cash in our condensed consolidated balance sheet.

Cash flows from discontinued operations

Cash used in discontinued operations of Lumo Sweden was minimal in the six months ended June 30, 2026. Cash provided by operating activities of discontinued operations was $2.3 million in the six months ended June 30, 2025 and pertains to the proceeds from the settlement of hedges of Lumo Sweden, in which the last payment was received in April 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended June 30, 2026 had remained the same as in the three months ended June 30, 2025, our gross profit from electricity and natural would have decreased by $7.8 million and $4.9 million, respectively. Hypothetically, for our GRE segment, if our gross profit per unit in the six months ended June 30, 2026 had remained the same as in the six months ended June 30, 2025, our gross profit from electricity and natural gas would have decreased by $5.4 million and 6.6 million, respectively.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps; therefore the mark-to-market change in fair value is recognized in cost of revenues in our condensed consolidated statements of operations. We recognized loss from derivative instruments of $1.6 million in the three months ended  June 30, 2026 . We recognized gain from derivative instrument of $1.7 million in the six months ended June 30, 2026.  We recognized loss from derivative instruments of $4.0 million and $0.8 million in the three and six months ended June 30, 2025, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting. In the first quarter of 2026, we substantially completed the implementation of a new enterprise resource planning (ERP) system, to maintain the Company's financial records, process transactions and financial reporting. We have made changes to our internal control over financial reporting to address the related processes and systems. ∙ There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in the 2025 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the second quarter of 2026:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price	Plans or	Plans or
	Purchased (2)	per Share	Programs	Programs (1)
April 1–30, 2026	—	$—	—	3,450,665
May 1–31, 2026	15,882	13.61	15,882	3,434,783
June 1–30, 2026	31,790	13.94	31,790	3,402,993
Total	47,672	$—	47,672

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

Genie Energy Ltd.

August 6, 2026	By:	/s/ Michael M. Stein
Michael M. Stein

Chief Executive Officer

August 6, 2026	By:	/s/ Avi Goldin
Avi Goldin

Chief Financial Officer