Form 10-Q
period 2026-09-30
Genie Energy Ltd.
filed 2026-11-05
CIK 1528356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 3, 2026, the registrant had the following shares outstanding:

Class A common stock, $0.01 par value:	1,574,326 shares
Class B common stock, $0.01 par value:	24,601,293 shares (excluding 4,765,457 treasury shares)

GENIE ENERGY LTD.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$185,196	$203,516
Restricted cash	8,881	7,936
Marketable securities	19,757	409
Trade accounts receivable, net of allowance for credit losses of $9,532 and $7,876 at September 30, 2026 and December 31, 2025, respectively	59,736	70,062
Inventory	17,900	12,370
Prepaid expenses	14,111	10,567
Other current assets	11,619	17,154
Current assets of discontinued operations	1,260	1,419
Total current assets	318,460	323,433
Property and equipment, net	32,847	28,303
Goodwill	13,813	12,978
Other intangibles, net	1,591	1,804
Deferred income tax assets, net	2,309	2,309
Other assets	17,602	20,553
Total assets	$386,622	$389,380
Liabilities and equity
Current liabilities:
Trade accounts payable	$30,384	$41,094
Accrued expenses	53,257	50,782
Income taxes payable	17,397	28,851
Current debt, net	379	2,139
Due to IDT Corporation, net	293	112
Other current liabilities	10,075	10,052
Current liabilities of discontinued operations	2,949	2,996
Total current liabilities	114,734	136,026
Noncurrent debt, net	6,336	6,529
Other liabilities	4,588	2,379
Total liabilities	125,658	144,934
Commitments and contingencies (Note 19)
Equity:
Genie Energy Ltd. stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000:
Series 2012-A, designated shares—8,750; at liquidation preference, consisting of 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value; authorized shares—35,000; 1,574 shares issued and outstanding at September 30, 2026 and December 31, 2025	16	16
Class B common stock, $0.01 par value; authorized shares—200,000; 29,365 and 29,339 shares issued and 24,601 and 24,847 shares outstanding at September 30, 2026 and December 31, 2025, respectively	293	293
Additional paid-in capital	159,764	157,763
Treasury stock, at cost, consisting of 4,764 and 4,492 shares of Class B common stock at September 30, 2026 and December 31, 2025	(52,289)	(48,274)
Accumulated other comprehensive income	5,097	4,921
Retained earnings	154,528	136,183
Total Genie Energy Ltd. stockholders’ equity	267,409	250,902
Noncontrolling interests:
Noncontrolling interests	(6,445)	(6,034)
Receivable from issuance of equity	—	(422)
Total noncontrolling interests	(6,445)	(6,456)
Total equity	260,964	244,446
Total liabilities and equity	$386,622	$389,380

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Revenues:
Electricity	$113,224	$126,575	$296,186	$320,523
Natural gas	7,591	5,795	53,523	43,312
Other	6,429	5,954	20,246	16,547
Total revenues	127,244	138,324	369,955	380,382
Cost of revenues	86,004	108,305	265,222	289,520
Gross profit	41,240	30,019	104,733	90,862
Operating expenses:
Selling, general and administrative	28,504	22,615	83,601	67,684
Impairment of assets	—	5	—	40
Income from operations	12,736	7,399	21,132	23,138
Interest income	1,592	1,847	4,754	5,826
Interest expense	(146)	(157)	(391)	(502)
Other income, net	678	580	5,149	797
Income before income taxes	14,860	9,669	30,644	29,259
Provision for income taxes	(4,582)	(3,273)	(6,405)	(10,308)
Net income from continuing operations	10,278	6,396	24,239	18,951
Loss from discontinued operations, net of taxes	(144)	(5)	(152)	(62)
Net income	10,134	6,391	24,087	18,889
Net loss attributable to noncontrolling interests, net	(34)	(13)	(234)	(297)
Net income attributable to Genie Energy Ltd. common stockholders	$10,168	$6,404	$24,321	$19,186

Net income (loss) attributable to Genie Energy Ltd. common stockholders
Continuing operations	$10,312	$6,409	$24,473	$19,248
Discontinued operations	(144)	(5)	(152)	(62)
Net income attributable to Genie Energy Ltd. common stockholders	$10,168	$6,404	$24,321	$19,186
Earnings (loss) per share attributable to Genie Energy Ltd. common stockholders:
Basic:
Continuing operations	$0.40	$0.25	$0.94	$0.73
Discontinued operations	(0.01)	—	(0.01)	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.39	$0.25	$0.93	$0.73
Diluted
Continuing operations	$0.40	$0.25	$0.94	$0.72
Discontinued operations	(0.01)	—	(0.01)	—
Earnings per share attributable to Genie Energy Ltd. common stockholders	$0.39	$0.25	$0.93	$0.72

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,034	26,149	26,051	26,297
Diluted	26,101	26,389	26,120	26,549

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
			(in thousands)
Net income	$10,134	$6,391	$24,087	$18,889
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(7)	—	(7)	—
Foreign currency translation adjustments	(164)	(17)	209	2,152
Comprehensive income	9,963	6,374	24,289	21,041
Comprehensive loss attributable to noncontrolling interests	43	111	207	(973)
Comprehensive income attributable to Genie Energy Ltd.	$10,006	$6,485	$24,496	$20,068

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except dividend per share)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JANUARY 1, 2026	—	$—	1,574	$16	29,339	$293	$157,763	$(48,274)	$4,921	$136,183	$(6,034)	$(422)	$244,446
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,019)	—	—	(2,019)
Stock-based compensation	—	—	—	—	14	—	720	—	—	—	—	—	720
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(517)	—	—	—	—	(517)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(422)	422	—
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	3	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	111	—	—	—	111
Net income (loss) for three months ended March 31, 2026	—	—	—	—	—	—	—	—	—	2,778	(264)	—	2,514
BALANCE AT MARCH 31, 2026	—	$—	1,574	$16	29,356	$293	$158,533	$(48,791)	$5,032	$136,942	$(6,720)	$—	$245,305

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT MARCH 31, 2026	—	$—	1,574	$16	29,356	$293	$158,533	$(48,791)	$5,032	$136,942	$(6,720)	$—	$245,305
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,960)	—	—	(1,960)
Stock-based compensation	—	—	—	—	9	—	630	—	—	—	—	—	630
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(660)	—	—	—	—	(660)
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	218	—	218
Other comprehensive income	—	—	—	—	—	—	—	—	227	—	35	—	262
Net income for three months ended June 30, 2026	—	—	—	—	—	—	—	—	—	11,375	65	—	11,440
BALANCE AT JUNE 30, 2026	—	$—	1,574	$16	29,365	$293	$159,163	$(49,451)	$5,259	$146,357	$(6,402)	$—	$255,235

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JUNE 30, 2026	—	$—	1,574	$16	29,365	$293	$159,163	$(49,451)	$5,259	$146,357	$(6,402)	$—	$255,235
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,997)	—	—	(1,997)
Stock-based compensation	—	—	—	—	—	—	601	—	—	—	—	—	601
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(812)	—	—	—	—	(812)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,026)	—	—	—	—	(2,026)
Other comprehensive income	—	—	—	—	—	—	—	—	(162)	—	(9)	—	(171)
Net income (loss) for three months ended September 30, 2026	—	—	—	—	—	—	—	—	—	10,168	(34)	—	10,134
BALANCE AT SEPTEMBER 30, 2026	—	$—	1,574	$16	29,365	$293	$159,764	$(52,289)	$5,097	$154,528	$(6,445)	$—	$260,964

GENIE ENERGY LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except dividend per share) — (Continued)

Genie Energy Ltd. Stockholders

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT JANUARY 1, 2025	—	$—	1,574	$16	29,310	$293	$159,192	$(37,486)	$3,919	$120,200	$(10,174)	$(783)	$235,177
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,026)	—	—	(2,026)
Stock-based compensation	—	—	—	—	14	—	739	—	—	—	—	—	739
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(462)	—	—	—	—	(462)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,887)	—	—	—	—	(1,887)
Restricted Class B common stock issued to a member of the Board of Directors	—	—	—	—	—	—	50	—	—	—	—	—	50
Other comprehensive income	—	—	—	—	—	—	—	—	454	—	670	—	1,124
Net income (loss) for three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	10,443	(329)	—	10,114
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$128,617	$(9,833)	$(783)	$242,829

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable for
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	Issuance of	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	Equity	Equity
BALANCE AT MARCH 31, 2025	—	$—	1,574	$16	29,324	$293	$159,981	$(39,835)	$4,373	$128,617	$(9,833)	$(783)	$242,829
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(2,011)	—	—	(2,011)
Stock-based compensation	—	—	—	—	(1)	—	606	—	—	—	—	—	606
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(2,732)	—	—	—	—	(2,732)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(252)	252	—
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	347	—	698	—	1,045
Net income (loss) for three months ended June 30, 2025	—	—	—	—	—	—	—	—	—	2,344	45	—	2,389
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$128,950	$(9,342)	$(531)	$242,126

									Accumulated
	Preferred		Class A		Class B		Additional		Other		Non	Receivable
	Stock		Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	controlling	for Issuance	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Income	Earnings	Interests	of Equity	Equity
BALANCE AT JUNE 30, 2025	—	$—	1,574	$16	29,323	$293	$160,587	$(42,567)	$4,720	$128,950	$(9,342)	$(531)	$242,126
Dividends on common stock ($0.075 per share)	—	—	—	—	—	—	—	—	—	(1,999)	—	—	(1,999)
Stock-based compensation	—	—	—	—	—	—	593	—	—	—	—	—	593
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(1,664)	—	—	—	—	(1,664)
Repurchase of Class B common stock from stock repurchase program	—	—	—	—	—	—	—	(1,986)	—	—	—	—	(1,986)
Dilution of noncontrolling interest in a subsidiary	—	—	—	—	—	—	—	—	—	—	(107)	107	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	81	—	(98)	—	(17)
Net income (loss) for three months ended September 30, 2025	—	—	—	—	—	—	—	—	—	6,404	(13)	—	6,391
BALANCE AT SEPTEMBER 30, 2025	—	$—	1,574	$16	29,323	$293	$161,180	$(46,217)	$4,801	$133,355	$(9,560)	$(424)	$243,444

GENIE ENERGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Operating activities
Net income	$24,087	$18,889
Net loss from discontinued operations, net of tax	(152)	(62)
Net income from continuing operations	24,239	18,951
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation	1,951	1,938
Provision for credit losses	1,855	1,275
Depreciation and amortization	1,055	722
Impairment of assets	—	40
Inventory valuation allowance	939	—
Gain on marketable equity securities and investments and other, net	(4,250)	(1,109)
Gain from sale of investment property	(735)	—
Changes in assets and liabilities:
Trade accounts receivable	8,497	1,599
Inventory	(4,635)	(8,677)
Prepaid expenses	(3,541)	(1,284)
Other current assets and other assets	(741)	(619)
Trade accounts payable, accrued expenses and other liabilities	(10,910)	11,661
Due to IDT Corporation, net	181	182
Income taxes payable	(11,453)	3,444
Net cash provided by operating activities of continuing operations	2,452	28,123
Net cash (used in) provided by operating activities of discontinued operations	(28)	2,274
Net cash provided by operating activities	2,424	30,397
Investing activities
Capital expenditures	(3,627)	(5,763)
Cash received from government grants	2,247	—
Purchases of marketable equity securities and other investments, net of cash acquired	(17,605)	(3,917)
Improvements in investment property	(49)	(1,876)
Proceeds from sale of investment property, net	6,474	—
Proceeds from return of investments	4,597	1,173
Net cash used in investing activities	(7,963)	(10,383)
Financing activities
Dividends paid	(5,976)	(6,035)
Repurchases of Class B common stock from employees	(1,329)	(2,126)
Repayment of debt	(1,979)	—
Repurchases of Class B common stock	(2,686)	(6,605)
Net cash used in financing activities	(11,970)	(14,766)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	76	(69)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,433)	5,179
Cash, cash equivalents, and restricted cash (including cash held at discontinued operations) at beginning of period	212,438	201,958
Cash, cash equivalents and restricted cash (including cash held at discontinued operations) at end of the period	195,005	207,137
Less: Cash of discontinued operations at end of period	928	985
Cash, cash equivalents, and restricted cash (excluding cash held at discontinued operations) at end of period	$194,077	$206,152

See accompanying notes to condensed consolidated financial statements.

GENIE ENERGY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Business Changes and Development

The accompanying unaudited condensed consolidated financial statements of Genie Energy Ltd. and its subsidiaries (the “Company” or “Genie”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

GREW primarily consists of a 91.5% interest in Diversegy, an energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complementary of its energy offerings, a 76.3% interest in Roded Recycling ("Roded"), a producer of high-grade plastic pallets from recycled materials and  a 61.1% interest in Able Minds ABA LLC ("Able Minds"), a provider of expert applied behavioral analysis therapy for children with autism.

Acceleration of Expiration of Federal Investment Tax Credits for Solar

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

The Company accounts for these businesses as discontinued operations, and accordingly, presents the results of operations and related cash flows as discontinued operations. The results of operations and related cash flows are presented as discontinued operations for all periods. Any remaining assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and settle any remaining liabilities.

Seasonality and Weather; Climate Change and Volatility in Pricing

The weather and the seasons, among other things, affect GRE’s revenues. Weather conditions have a significant impact on the demand for natural gas used for heating and electricity used for heating and cooling. Typically, colder winters increase demand for natural gas and electricity, and hotter summers increase demand for electricity. Milder winters or summers have the opposite effect. Unseasonal temperatures in other periods may also impact demand levels. Natural gas revenues typically increase in the first quarter due to increased heating demands and electricity revenues typically increase in the third quarter due to increased air conditioning use. Approximately 43.3% and 43.0% of GRE’s natural gas revenues for the relevant years were generated in the first quarters of 2025 and 2024, respectively, when demand for heating was highest. Although the demand for electricity is not as seasonal as natural gas (due, in part, to usage of electricity for both heating and cooling), approximately 30.7% and 28.7% of GRE’s electricity revenues were generated in the third quarters of 2025 and 2024, respectively. GRE’s REPs’ revenues and operating income are subject to material seasonal variations, and interim financial results are not necessarily indicative of the estimated financial results for the full year.  In addition, extraordinary weather has and can lead to extreme spikes in the prices of wholesale electricity and natural gas in markets where GRE and other retail providers purchase their supply, or in challenges to the grid or supply markets in affected areas. Such events could have material impacts on our margins and operations.

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

Note 2—Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet as well as the corresponding amounts reported in the condensed consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$185,196	$203,516
Restricted cash	8,881	7,936
Total cash, cash equivalents, and restricted cash	$194,077	$211,452

Restricted cash includes amounts set aside in accordance with GRE's Amended and Restated Preferred Supplier Agreement with BP Energy Company (“BP”) (see Note 19),  Credit Agreement with JPMorgan Chase (see Note 20) and Term Loan Agreement with National Cooperative Bank, N.A. ("NCB").

Included in the cash and cash equivalents as of September 30, 2026 and December 31, 2025 is cash received from Lumo Sweden (see Note 5).

Note 3—Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Natural gas	$1,529	$2,216
Renewable credits	15,754	8,710
Solar panels	617	1,444
Totals	$17,900	$12,370

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

In the nine months ended September 30, 2026, the Company recorded an inventory valuation reserve of $0.9 million to the cost of revenues to write down the carrying value of solar panel inventories to the estimated net realizable value. There were no inventory valuation reserves recorded in the nine months ended September 30, 2025.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers in GRE and other revenues in GREW:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2026
Fixed rate	$58,471	$3,097	$—	$61,568
Variable rate	54,753	4,494	—	59,247
Other	—	—	6,429	6,429
Total	$113,224	$7,591	$6,429	$127,244

Three Months Ended September 30, 2025
Fixed rate	$73,357	$2,102	$—	$75,459
Variable rate	53,218	3,693	—	56,911
Other	—	—	5,954	5,954
Total	$126,575	$5,795	$5,954	$138,324

Nine Months Ended September 30, 2026
Fixed rate	$151,624	$10,674	$—	$162,298
Variable rate	144,562	42,849	—	187,411
Other	—	—	20,246	20,246
Total	$296,186	$53,523	$20,246	$369,955

Nine Months Ended September 30, 2025
Fixed rate	$187,661	$11,685	$—	$199,346
Variable rate	132,862	31,627	—	164,489
Other	—	—	16,547	16,547
Total	$320,523	$43,312	$16,547	$380,382

Fixed and variable rate revenues are from GRE. Other revenues are from GREW and include revenues from sales of solar panels, solar projects and energy generation by Genie Solar, commissions from marketing energy solutions by CityCom Solar and Diversegy and revenue from certain early-stage ventures.

The following table shows the Company’s revenues disaggregated by non-commercial and commercial channels:

	Electricity	Natural Gas	Other	Total
	(in thousands)
Three Months Ended September 30, 2026
Non-Commercial Channel	$107,478	$4,788	$—	$112,266
Commercial Channel	5,746	2,803	—	8,549
Other	—	—	6,429	6,429
Total	$113,224	$7,591	$6,429	$127,244

Three Months Ended September 30, 2025
Non-Commercial Channel	$105,667	$3,176	$—	$108,843
Commercial Channel	20,908	2,619	—	23,527
Other	—	—	5,954	5,954
Total	$126,575	$5,795	$5,954	$138,324

Nine Months Ended September 30, 2026
Non-Commercial Channel	$280,176	$43,407	$—	$323,583
Commercial Channel	16,010	10,116	—	26,126
Other	—	—	20,246	20,246
Total	$296,186	$53,523	$20,246	$369,955

Nine Months Ended September 30, 2025
Non-Commercial Channel	$266,800	$33,038	$—	$299,838
Commercial Channel	53,723	10,274	—	63,997
Other	—	—	16,547	16,547
Total	$320,523	$43,312	$16,547	$380,382

Non-commercial channels are revenues from residential customers and commercial channels are revenues from business customers.

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

The table below reconciles the change in the carrying amount of contract liabilities:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Contract liability, beginning	$7,807	$3,973
Recognition of revenue included in the beginning of the year contract liability	(6,086)	(2,909)
Additions during the period, net of revenue recognized during the period	7,264	5,794
Contract liability, end	$8,985	$6,858

Allowance for credit losses

The change in the allowance for credit losses was as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Allowance for credit losses, beginning	$7,876	$8,086
Additions charged to expense	1,855	1,275
Write-offs and other deductions	(199)	(1,910)
Allowance for credit losses, end	$9,532	$7,451

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

Note 5—Acquisition and Discontinued Operations

Acquisition

In July 2025, the Company, entered into an operating agreement with Able Minds and its then owners, in connection with the Company's acquisition of a 50.0% noncontrolling interest in Able Minds for $0.3 million. Able Minds is a startup company and is engaged in providing expert applied behavioral analysis therapy for children with autism. The Company accounted for its ownership interest in Able Minds using the equity method.

From July 2025 to April 2026, the Company contributed an aggregate of $1.0 million to Able Minds gradually increasing its interest to a 57.0% controlling interest on April 7, 2026. Prior to April 7, 2026, the net book value of the Company's investment in Able Minds was $0.4 million. Following a contribution on April 7, 2026, the Company has control over the activities of Able Minds. As of September 30, 2026, the Company held 61.1% of Able Minds.

The Company recorded $0.2 million of revenues from Able Minds in its condensed consolidated statements of operations and comprehensive income for three and nine months ended September 30, 2026. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it is in the process of being integrated into the Company's operations.

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

The Company determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on the Company's operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

The following table represents summarized balance sheet information of assets and liabilities of the discontinued operations of Lumo Sweden:

	September 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$928	$986
Other current assets	332	433
Current assets of discontinued operations	$1,260	$1,419

Liabilities
Accounts payable and other current liabilities	2,949	2,996
Current liabilities of discontinued operations	$2,949	$2,996

Results of operations of discontinued operations in the three months ended September 30, 2026 and 2025 was $0.1  million and minimal amount respectively. In the nine months ended nine months ended September 30, 2026 and 2025, the Company recognized loss from discontinued operation, net of taxes of $0.2  million and $0.1 million, respectively.

Cash used in discontinued operations was minimal for the nine months ended nine months ended September 30, 2026. Cash flows from discontinued operations was $2.3 million for the nine months ended September 30, 2025, mostly from the collection of receivables.

Prior to being treated as discontinued operations or being deconsolidated, the assets and liabilities of Lumo Finland and Lumo Sweden were included in the (former) GRE International segment.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $39.9 million as of September 30, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.4 million as of September 30, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $45.3 million as of September 30, 2026). The Company believes that the Lumo Administrators' position is without merit, and is vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.8 million as of September 30, 2026) prior to the bankruptcy. The Lumo Administrators have also filed a recovery claim jointly against the Company and the supplier amounting to €1.6 million (equivalent to $1.8 million as of September 30, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced the Company's liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to - the €4.2 million in the asserted claim). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. The Company is challenging the Lumo Administrator's claims.

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

Note 6—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
September 30, 2026
Assets:
Marketable securities	$19,757	$—	$—	$19,757
Derivative contracts	$77	$—	$—	$77
Liabilities:
Derivative contracts	$256	$—	$—	$256
December 31, 2025
Assets:
Marketable securities	$409	$—	$—	$409
Derivative contracts	$561	$—	$—	$561
Liabilities:
Derivative contracts	$1,562	$—	$—	$1,562

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2026 or 2025.

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

Cash and cash equivalents, restricted cash, trade receivables, due to IDT Corporation, other current assets and other current liabilities. At September 30, 2026 and December 31, 2025, the carrying amounts of these assets and liabilities approximated fair value. The fair value estimate for cash and cash equivalents and restricted cash was classified as Level 1. The carrying value of other current assets, due to IDT Corporation ("IDT"), and other current liabilities approximated fair value.

Other assets. At September 30, 2026 and December 31, 2025, other assets included short-term investments (see Note 9).

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

The following table summarizes the percentage of consolidated trade receivable by the only customer that equaled or exceeded 10.0% of consolidated net trade receivables at September 30, 2026 and  December 31, 2025:

	September 30, 2026	December 31, 2025
Customer A	10.8%	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the nine months ended September 30, 2026 or 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer B	10.2%	11.4%	10.1%	11.7%
Customer C	na	10.3%	na	na

Customers A, B and C are a utility company offering POR program.

Note 7—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk, which is accounted for in accordance with ASC 815 — Derivatives and Hedging. Natural gas and electricity put and call options and swaps are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. The Company does not apply hedge accounting to these options or swaps; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties. At September 30, 2026, GRE’s swaps and options were traded on the Intercontinental Exchange.

The summarized volume of GRE’s outstanding contracts and options at September 30, 2026 was as follows (MWh – Megawatt hour and Dth – Decatherm):

Settlement Dates	Volume
	Electricity (in MWH)	Gas (in Dth)
Fourth quarter of 2026	8,480	—
First quarter of 2027	6,400	—
Second quarter of 2027	—	—
Third quarter of 2027	14,016	—
Fourth quarter of 2027	—	—
First quarter of 2028	—	—
Second quarter of 2028	—	—
Third quarter of 2028	11,080	—
Fourth quarter of 2028	—	—

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		September 30,	December 31,
Asset Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current assets	$37	$357
Energy contracts and options	Other assets	40	204
Total derivatives not designated or not qualifying as hedging instruments — Assets		$77	$561

		September 30,	December 31,
Liability Derivatives	Balance Sheet Location	2026	2025
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options[1]	Other current liabilities	$229	$1,484
Energy contracts and options	Other liabilities	27	78
Total derivatives not designated or not qualifying as hedging instruments — Liabilities		$256	$1,562

(1) The Company classifies derivative assets and liabilities as current based on the cash flows expected to be incurred within the following 12 months.

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	Recognized on Derivatives	2026	2025	2026	2025
		(in thousands)		(in thousands)
Energy contracts and options	Cost of revenues	$(1,589)	$(4,078)	$107	$(4,896)

Note 8—Other Current Assets and Other Assets

Other current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Investments—current	$10,261	$8,770
Fair value of derivative contracts—current	37	357
Assets held for sale	—	1,060
Investment property	—	5,782
Other assets	1,321	1,185
Total other current assets	$11,619	$17,154

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

In the third quarter of 2026, the Company changed its plan to sell the C&I project previously classified as assets held for sale and decided to proceed with the development and eventually operate the project. The carrying value of the project of $3.6 million was transferred from assets held for sale (included in other current liabilities) to construction in progress included in the property, plant and equipment in the consolidated balance sheet.

Other assets consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Security deposits	$10,277	$9,263
Investments—noncurrent	6,277	10,126
Right-of-use assets, net of amortization	864	873
Fair value of derivative contracts—noncurrent	40	204
Other assets	144	87
Total other assets	$17,602	$20,553

Note 9—Investments

Investments consist of the following:

	Location in Balance Sheet	Measurement	September 30, 2026	December 31, 2025
			(in thousands)
Investments in Debt Securities
U.S. Government Treasury Bills	Cash and cash equivalents	Quoted market price	$9,915	$—

U.S. Government Treasury Bills	Marketable securities	Quoted market price	$9,892	$—

Other debt securities	Other noncurrent assets	Amortized cost	$350	$—

Investments in Equity Securities
Various publicly-held companies	Marketable securities	Quoted market price	$9,865	$409

Alternative investments	Other current assets	Net asset value	$8,955	$7,119
Alternative investments	Other current assets	Cost	1,306	1,651
Total included in other current assets			$10,261	$8,770

Equity method investments	Other noncurrent assets	Equity method	$172	$402
Alternative investments	Other noncurrent assets	Net asset value	3,987	8,250
Alternative investments	Other noncurrent assets	Cost	1,474	1,474
			$5,633	$10,126

Other Investments
Other investments	Other noncurrent assets	Cost	$294	$—

The changes in the carrying values of the Company's equity investments without readily determinable fair values for which the Company elected the measurement alternative were as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Balance, beginning of period	$18,494	$11,684
Purchase	1,000	3,500
Gain recognized during the period	699	1,451
Distribution	(4,471)	(902)
Balance, end of period	$15,722	$15,733

Investments in U.S. treasury bills are classified as available-for-sale and carried at estimated fair values and reported in cash and equivalents and marketable securities. The classification of the investments in U.S. treasury bills are assessed at the time of acquisition and evaluates the appropriateness of such classifications at each balance sheet date.

Changes in unrealized gains or losses of investments in U.S treasury bills are recorded in other comprehensive income, net of taxes. The Company classifies money market funds, U.S. treasury bills and government securities, and certificates of deposit as Level 1 within the fair value hierarchy as the fair value is based on quoted prices.

Other debt securities classified as held to maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.

Gross unrecognized gains and losses on available-for-sale securities was minimal for the three and nine months ended September 30, 2026. There were no sales of available-for-sale for the three and nine months ended September 30, 2026.

The maturities of available-for-sale and held-to-maturity securities at  September 30, 2026 are as follows:

	Available-For-Sale
	Cost Basis	Fair Value	Held-to-Maturities
	(in thousands)
Due in one year or less	$19,814	$19,807	$—
Due after one year through five years	—	—	350
Due after five years	—	—	—
Total	$19,814	$19,807	$350

The Company periodically evaluates unrealized losses in its investment securities for credit impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be impaired as the result of a credit loss, the Company recognizes the loss in interest income and other, net in the consolidated statements of income.

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

Howard Jonas' share in the investment property was diluted to 16.1% and 23.8%, at September 30, 2026 and  December 31, 2025, respectively, resulting from additional investments by the Company in the investment property.

In June 2026, investment property was sold for $7.3 million and the Company received $6.6 million proceeds after direct costs. The Company recognized a $0.7 million gain from the sale of investment property.

Note 10—Goodwill and Other Intangible Assets

The table below reconciles the change in the carrying amount of goodwill for the period from January 1, 2026 to September 30, 2026:

		Genie
	GRE	Renewables	Total
	(in thousands)
Balance at January 1, 2026	$9,998	$2,980	$12,978
Acquisition of Able Minds	—	575	$575
Cumulative translation adjustment	—	260	260
Balance at September 30, 2026	$9,998	$3,815	$13,813

The table below presents information on the Company’s other intangible assets:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net
	Period	Amount	Amortization	Balance
	(in thousands)
September 30, 2026
Patents and trademarks	20.0 years	$2,860	$(1,418)	$1,442
Customer relationships	9.0 years	1,100	(1,100)	—
Licenses	10.0 years	479	(330)	149
Total		$4,439	$(2,848)	$1,591
December 31, 2025
Patent and trademark	20.0 years	$2,860	$(1,322)	$1,538
Customer relationships	9.0 years	1,100	(1,019)	81
Licenses	10.0 years	479	(294)	185
Total		$4,439	$(2,635)	$1,804

Amortization expense of intangible assets was $0.1 million for each of the three months ended  September 30, 2026 and 2025. Amortization expense of intangible assets was $0.2 million for each of the nine months ended September 30, 2026 and 2025. The Company estimates that amortization expense of intangible assets will be $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.8 million for the remainder of 2026 and for 2027, 2028, 2029, 2030 and thereafter, respectively.

Note 11—Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Renewable energy	$33,187	$30,871
Liability to customers related to promotions and retention incentives	9,684	9,620
Payroll and employee benefits	3,248	4,328
Other accrued expenses	7,138	5,963
Total accrued expenses	$53,257	$50,782

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Contract liabilities	$8,985	$7,807
Current hedge liabilities	229	1,484
Current lease liabilities	83	88
Other	778	673
Total other current liabilities	$10,075	$10,052

In September 2026, the Company received an incentive award payment directly from New York State Research and Development Authority under the New York-Sun Megawatt Block incentive program related to solar array projects put in operation. The Company accounts for the government grants by analogy to International Accounting Standard (‘IAS’) 20, Accounting for Government Grants and Disclosure of Government Assistance and  present the government grant as a deferred income and amortized over the remaining life of the related solar array projects. The amortization of the deferred income is recorded as a reduction to depreciation expense. The current and noncurrent portion of the deferred income related to the government grants included in other current liabilities and other liabilities of the consolidated balances sheet was $0.1 million and $2.2 million, respectively.

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

	September 30, 2026	December 31, 2025
	(in thousands)
ROU Assets	$864	$873

Current portion of operating lease liabilities	83	88
Noncurrent portion of operating lease liabilities	847	854
Total	$930	$942

At  September 30, 2026, the weighted average remaining lease term was 21.7 years and the weighted average discount rate was 8.9%.

Supplemental cash flow information for ROU assets and operating lease liabilities are as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating activities	$534	$361

ROU assets obtained in the exchange for lease liabilities
Operating leases	$93	$154

Future lease payments under operating leases as of September 30, 2026 were as follows:

(in thousands)
Remainder of 2026	$56
2027	160
2028	123
2029	65
2030	66
Thereafter	1,770
Total future lease payments	2,240
Less imputed interest	1,310
Total operating lease liabilities	$930

Rental expenses under operating leases were $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Rental expenses under operating leases were $0.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 13—Equity

Dividend Payments

The following table summarizes the quarterly dividends declared and paid by the Company on its Class A and Class B common stock during the nine months ended September 30, 2026 (in thousands, except per share amounts):

	Dividend	Aggregate
Declaration Date	Per Share	Dividend Amount	Record Date	Payment Date
February 5, 2026	$0.0750	$2,019	February 18, 2026	February 26, 2026
May 12, 2026	$0.0750	$1,960	May 22, 2026	June 2, 2026
August 3, 2026	$0.0750	$1,997	August 14, 2026	August 24, 2026

On November 2, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.0750 per share on its Class A common stock and Class B common stock for the third quarter of 2026. The dividend will be paid on or about November 23, 2026 to stockholders of record as of the close of business on November  13, 2026.

Stock Repurchases and Redemption; Treasury Shares

On March 11, 2013, the Board of Directors of the Company approved a program for the repurchase of up to an aggregate of 7.0 million shares of the Company’s Class B common stock. In the three months ended  September 30, 2026, the Company acquired 128,342 Class B common stock under the stock purchase program for an aggregate amount of $2.0 million. In the three months ended September 30, 2025, the Company acquired 123,621 Class B common stock under the stock purchase program for an aggregate amount of $2.0 million. In the nine months ended September 30, 2026, the Company acquired 176,014 Class B common stock under the stock purchase program for an aggregate amount of $2.7 million. In the nine months ended September 30, 2025, the Company acquired 409,758 Class B common stock under the stock purchase program for an aggregate amount of $6.6 million. At  September 30, 2026, 3.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

As of September 30, 2026 and December 31, 2025, there were 4.8 million and 4.5 million outstanding shares of Class B common stock, respectively, held in the Company's treasury, with respective cost of $52.3 million and $48.3 million, respectively, at a weighted average cost per share of $10.98 and $10.75, respectively.

Purchase of Equity of Subsidiary

In the fourth quarter of 2025, the Company purchased from a certain investor an 8.4% equity interest in Roded for $0.3 million, increasing its interest in Roded to 71.0%.

Stock-Based Compensation

As of September 30, 2026, there was $2.1 million of unrecognized stock-based compensation costs related to outstanding and unvested equity-based grants. These costs are expected to be recognized over a weighted-average period of approximately 1.0 years.

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

Net loss related to CCE were $0.1 million for each of the three and nine months ended September 30, 2025.

The aggregate distribution paid to the to the Company were $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

Note 15—Income Taxes

The following table provides a summary of the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported tax rate	30.8%	33.9%	20.9%	35.2%

The reported income tax rate for the three months ended  September 30, 2026 decreased compared to the same period in 2025. The decrease is mainly due to (1) change in the mix of tax rates in the jurisdictions where the Company earned taxable income, (2) the amounts of deductions related to employee stock-based compensation during the periods, and (3) nonrecurring charges incurred in the three months ended  September 30, 2025.

The reported tax rates for the nine months ended September 30, 2026 decreased compared to the same period in 2025. The decrease is mainly from the effect of federal investment tax credit from community solar project that started its operation in the second quarter of 2026.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Basic weighted-average number of shares	26,034	26,149	26,051	26,297
Effect of dilutive securities:
Non-vested restricted Class B common stock	67	240	69	252
Diluted weighted-average number of shares	26,101	26,389	26,120	26,549

There were no instruments excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.

Note 17—Related Party Transactions

In the third quarter of 2024, Howard Jonas contributed $0.9 million to a majority-owned subsidiary of the Company, related to an acquisition of an investment property (see Note 9—Investments).

In June 2025, the Company acquired 130,484 Class B common stock of Rafael Holdings, Inc. ("Rafael") for $0.2 million in the rights offering undertaken by Rafael. Rafael is a former subsidiary of IDT that was spun off from IDT in March 2018. Howard S. Jonas is the Executive Chairman, Chairman of the Board of Directors and Chief Executive Officer of Rafael. For each of the three and nine months ended September 30, 2026 and 2025, the Company recognized nominal amounts of gain and loss in connection with the investment. At September 30, 2026, the Company holds 346,877 shares of Class B common stock of Rafael with a carrying value of $0.4 million. The Company does not exercise significant influence over the operating or financial policies of Rafael.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amount IDT charged the Company	$226	218	$659	671
Amount the Company charged IDT	$21	17	$55	100

The following table presents the balance of receivables and payables to IDT:

	September 30,	December 31,
	2026	2025
	(in thousands)
Due to IDT	$324	$157
Due from IDT	$31	$45

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM is owned by the mother of Howard S. Jonas and Joyce Mason, who is a Director and Corporate Secretary of the Company. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company (including payments from third party brokers). The Company paid IGM $0.4 million in 2025 related to premiums of various insurance policies that were brokered by IGM. There was no payment in the three and nine months ended September 30, 2026. There was no outstanding payable to IGM as of September 30, 2026. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM other than via the familial relationships with their mother and Jonathan Mason.

Note 18—Business Segment Information

The Company has two reportable business segments: GRE and GREW. GRE owns and operates REPs, including IDT Energy, Residents Energy, TSE, Southern Federal, Evergreen Energy and Mirabito. Its REP businesses resell electricity and natural gas to residential and small business customers in the Eastern and Midwestern United States and Texas. GREW develops, constructs and operates utility-scale solar energy projects, distributes solar panels, offers energy procurement and advisory services and also markets alternative products and services complementary to its energy offerings. Corporate costs include unallocated compensation, consulting fees, legal fees, business development expenses and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	GRE	GREW	Corporate	Total

Three Months Ended September 30, 2026
Revenues	$120,815	$6,429	$—	$127,244
Cost of revenues	83,333	2,671	—	86,004
Gross profit	37,482	3,758	—	41,240
Marketing and customer acquisition expenses	11,257	315	—	11,572
Employee-related expenses	4,772	1,261	1,061	7,094
Provision for credit losses	598	—	—	598
Stock-based compensation	282	14	306	602
Depreciation and amortization	64	286	—	350
Other selling, general and administrative expenses	5,624	1,105	1,559	8,288
Income (loss) from operations	$14,885	$777	$(2,926)	$12,736
Provision for income taxes	$4,262	$166	$154	$4,582

Three Months Ended September 30, 2025
Revenues	$132,370	$5,954	$—	$138,324
Cost of revenues	104,807	3,498	—	108,305
Gross profit	27,563	2,456	—	30,019
Marketing and customer acquisition expenses	7,759	93	—	7,852
Employee-related expenses	4,399	1,523	1,008	6,930
Provision for credit losses	419	—	—	419
Stock-based compensation	256	22	315	593
Depreciation and amortization	74	176	—	250
Impairment of assets	—	5	—	5
Other selling, general and administrative expenses	4,497	983	1,091	6,571
Income (loss) from operations	$10,159	$(346)	$(2,414)	$7,399
Provision for (benefit from) income taxes	$3,227	$(158)	$204	$3,273

Nine Months Ended September 30, 2026
Revenues	$349,709	$20,246	$—	$369,955
Cost of revenues	252,824	12,398	—	265,222
Gross profit	96,885	7,848	—	104,733
Marketing and customer acquisition expenses	35,746	1,047	—	36,793
Employee-related expenses	13,338	4,248	2,587	20,173
Provision for credit losses	1,855	—	—	1,855
Stock-based compensation	838	44	1,069	1,951
Depreciation and amortization	214	841	—	1,055
Impairment of assets	—	—	—	—
Other selling, general and administrative expenses	15,061	3,228	3,485	21,774
Income (loss) from operations	$29,833	$(1,560)	$(7,141)	$21,132
Provision for (benefit from) income taxes	$9,809	$(3,809)	$405	$6,405

Nine Months Ended September 30, 2025
Revenues	$363,838	$16,544	$—	$380,382
Cost of revenues	279,052	10,468	—	289,520
Gross profit	84,786	6,076	—	90,862
Marketing and customer acquisition expenses	24,685	448	—	25,133
Employee-related expenses	13,358	4,089	2,732	20,179
Provision for credit losses	1,275	—	—	1,275
Stock-based compensation	775	67	1,096	1,938
Depreciation and amortization	224	498	—	722
Impairment of assets	—	40	—	40
Other selling, general and administrative expenses	13,475	2,316	2,646	18,437
Income (loss) from operations	$30,994	$(1,382)	$(6,474)	$23,138
Provision for (benefit from) income taxes	$10,345	$(552)	$515	$10,308

Total assets for the business segments of the Company were as follows

		Genie
(in thousands)	GRE	Renewables	Corporate	Total
Total assets:
September 30, 2026	$184,724	$50,138	$151,760	$386,622
December 31, 2025	191,728	44,254	153,398	389,380

The total assets of the corporate segment includes the total assets of discontinued operations of Lumo Finland and Lumo Sweden with an aggregate net book value of $1.3 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively.

Note 19—Commitments and Contingencies

Legal Proceedings

On September 29, 2023, the Attorney General of the State of Illinois filed a complaint against Residents Energy in the Circuit Court of Cook County, Illinois, Chancery Division. The Complaint alleges several counts of violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., and the Illinois Telephone Solicitations Act, 815 ILCS 413/1 et seq., in connection with Residents Energy’s marketing practices, and seeks monetary damages to redress any resulting losses alleged to have been incurred by customers, civil penalties for certain alleged violations in the amount of $50.0 thousand per violation, and other forms of injunctive and equitable relief to prevent future violations. The Company denies these allegations and intends to vigorously defend itself against any and all claims. As of September 30, 2026, there is insufficient basis to deem any loss probable or to assess the amount of any possible loss. For the three and nine months ended September 30, 2026, Resident Energy’s gross revenues from sales in Illinois were $6.5 million and  $18.1 million, respectively. For the three and nine months ended September 30, 2025, Resident Energy’s gross revenues from sales in Illinois were $5.5 million and $21.6 million, respectively.

On June 1, 2026, a named plaintiff filed a putative class action complaint against IDT Energy in the Superior Court of New Jersey Law Division, Essex County. The named plaintiff, who was a customer of IDT Energy for approximately ten years, now alleges that IDT Energy has failed to disclose and has misrepresented its variable rate pricing, thereby violating its duty of good faith and fair dealing and breaching its contract with the named plaintiff. The complaint claims several causes of actions related to the foregoing. IDT Energy denies the allegations in the complaint, which it believes to be completely meritless, and plans to vigorously defend this action. Based upon the Company’s preliminary assessment of this matter, a loss based on the merits is not considered probable, nor is the amount of any potential loss estimable as of  September 30, 2026. For the three and nine months ended September 30, 2026, IDT Energy’s gross revenues from sales in New Jersey were $5.8 million and  $17.4 million, respectively. For the three and nine months ended September 30, 2025, IDT Energy’s gross revenues from sales in New Jersey were $14.0 million and $50.6 million, respectively.

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

Other Commitments

Purchase Commitments

The Company had future purchase commitments of $131.1 million at September 30, 2026, of which  $127.3 million was for future purchase of electricity. The purchase commitments outstanding as of September 30, 2026 are expected to be paid as follows:

(in thousands)
Remainder of 2026	$37,990
2027	74,178
2028	15,262
2029	3,658
Thereafter	—
Total payments	$131,088

In the three months ended  September 30, 2026, the Company purchased  $59.4 million and $0.5 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the nine months ended September 30, 2026, the Company purchased $93.0 million and $3.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the three months ended September 30, 2025, the Company purchased $55.3 million and $4.7 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period. In the nine months ended September 30, 2025, the Company purchased $78.1 million and $7.8 million of electricity and renewable energy credits, respectively, under purchase commitments that were open during the period.

Renewable Energy Credits

GRE must obtain a certain percentage or amount of its power supply from renewable energy sources in order to meet the requirements of renewable portfolio standards in the states in which it operates. This requirement may be met by obtaining renewable energy credits that provide evidence that electricity has been generated by a qualifying renewable facility or resource. At  September 30, 2026, GRE had commitments to purchase renewable energy credits of $3.8 million, which are reflected in the table above.

Performance Bonds and Unused Letters of Credit

GRE has performance bonds issued through a third party for certain utility companies and for the benefit of various states in order to comply with the states’ financial requirements for REPs. At September 30, 2026, GRE had aggregate performance bonds of $31.0 million outstanding and $1.0 million of unused letters of credit.

BP Energy Company Preferred Supplier Agreement

Certain of GRE’s REPs are party to an Amended and Restated Preferred Supplier Agreement with BP, which is to be in effect through  November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REPs’ receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2026, the Company was in compliance with such covenants. At September 30, 2026, restricted cash of $0.6 million and trade accounts receivable of $68.2 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $21.2 million at  September 30, 2026.

Note 20—Debt

Term Loan

On November 18, 2024, the Company's subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025. Below is the summary of the principal payments per year (in thousands):

(in thousands)
Remainder of 2026	$195
2027	418
2028	435
2029	391
2030	389
2032	5,061
Total term loan	6,889
Less: Current portion	414
Noncurrent portion of term loan	$6,475

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1 calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. The Company paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. The Company has the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by the Company's operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at September 30, 2026 the Company was in compliance with all such covenants.

At September 30, 2026 and December 31, 2025, there was $6.9 million and $7.1 million, outstanding under the Term Loan at a weighted average interest rate of 5.7% and 6.2%, respectively.

The Company also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restrictions on certain cash accounts specified in the agreements. At September 30, 2026 and  December 31, 2025, aggregate of $4.5  million and $3.8 million, respectively, are deposited in NCB and are subject to certain restrictions.

Credit Agreement with JPMorgan Chase Bank

On December 13, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank (the “Credit Agreement”). On October 12, 2025, the Company entered into an amendment of the existing Credit Agreement to extend the maturity date to December 31, 2026. The aggregate maximum draw of the facility was retained as a $3.0 million credit line (the “Credit Line”). The Company pays a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. The Company will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. The Company agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2026, there were $1.0 million in letters of credit issued by JP Morgan Chase Bank. At September 30, 2026, the cash collateral of $3.3 million was included in restricted cash in the condensed consolidated balance sheet.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The guidance should be applied prospectively. The Company adopted this guidance in 2026 and determine that it had no impact to our consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations ("ASU 2026-02"). ASU 2026-02 provides guidance in accounting for environmental credits and environmental credit obligations and establishes recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied through a cumulative-effect adjustment to opening retained earnings at the beginning of the annual period of adoption. Upon adoption, any prior periods presented are not required to be recast. The Company is in the process of evaluating the impact of the standard to the consolidated financial statements.

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

GREW primarily consists of a 91.5% interest in Diversegy, our energy procurement advisor for industrial, commercial and municipal customers, a 95.5% interest in Genie Solar, an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects, a 93.8% interest in CityCom Solar, a marketer of community solar and alternative products and services complimentary to our energy offerings,  a 76.3% interest in Roded, a producer of high-grade plastic pallets from recycled materials and a 61.1% interest in Able Minds ABA LLC ("Able Minds"), a provider of expert applied behavioral analysis therapy for children with autism.

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

We determined that the discontinuation of operations of Lumo Finland and Lumo Sweden represented a strategic shift that would have a major effect on our operations and financial statements and accordingly, the results of operations and related cash flows are presented as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations are presented separately and reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as September 30, 2026 and December 31, 2025. Lumo Sweden is continuing to liquidate its remaining assets and to settle any remaining liabilities.

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

Net results from discontinued operations of Lumo Sweden, net of taxes was $0.1 million and minimal amount for the three months ended September 30, 2026 and 2025, respectively. Net results from discontinued operations of Lumo Sweden, net of taxes was $0.2  million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

On November 8, 2023, the Lumo Administrators, acting on behalf of the Lumo Finland Bankruptcy Estate, filed a claim in the District Court of Helsinki against Genie Nordic, a wholly-owned subsidiary of the Company and the parent company of Lumo Finland, its directors, officers and affiliates, in which they allege that the gain from the sale of swap instruments owned by Lumo Sweden amounting to €35.2 million (equivalent to $39.9 million as of September 30, 2026) belongs to the Bankruptcy Estate. The Bankruptcy Estate filed an additional claim with the District Court on May 27, 2024 against Lumo Sweden for €4.8 million (equivalent to $5.4 million as of September 30, 2026), also alleging that the gain from the sale of the swap instruments belongs to the Bankruptcy Estate, bringing the aggregate sum of claims related to the gain from sale of swap instruments to €40.0 million (equivalent to $45.3 million as of September 30, 2026). We believe that the Lumo Administrators' position is without merit, and are vigorously defending its position.

The Lumo Administrators filed a claim against one of Lumo Finland’s suppliers, seeking to recover payments made by Lumo Finland amounting to €4.2 million (equivalent to $4.8 million as of September 30, 2026) prior to the bankruptcy. Related to such payment, the Lumo Administrators have filed a recovery claim jointly against us and the supplier for €1.6 million (equivalent to $1.8 million as of September 30, 2026) alleging that a portion of the payment by Lumo Finland effectively reduced our liability under the terms of a previously supplied parental guarantee (this €1.6 million is included within - and not additive to -  the €4.2 million in the asserted claim). The Lumo Administrators allege that the payments represented preferential payments and therefore belong to the Bankruptcy Estate which are recoverable under the laws of Finland. We are challenging the Lumo Administrator's claims.

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

Genie Retail Energy

GRE operates REPs that resell electricity and/or natural gas to residential and small business customers in California. Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Texas, Rhode Island, and Washington, D.C. GRE’s revenues represented approximately 94.9% and 95.7% of our consolidated revenues for the three months ended September 30, 2026 and 2025, respectively and 94.5% and 95.7%of our consolidated revenues in the nine months ended September 30, 2026 and 2025, respectively.

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

Purchase of Receivables and Concentration of Credit Risk

Utility companies provide billing and collections services to the GRE's REPs. In addition, utility companies offer purchase of receivables, or POR, programs in most of the service territories in which GRE operates. GRE’s REPs reduce their customer credit risk by participating in POR programs for a majority of their receivables. Under the POR programs, the utility companies purchase those REPs’ receivables and assume all credit risk without recourse to those REPs. GRE’s REPs’ primary credit risk in these jurisdictions is therefore nonpayment by the utility companies. In the three and nine months ended September 30, 2026 and 2025, the associated cost was approximately 1.6% and 1.1% of GRE's revenues, respectively. At September 30, 2026 and December 31, 2025, 75.7% and 86.6%, respectively, of GRE’s net accounts receivable were under POR programs.

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

The following table summarizes the percentage consolidated trade receivable by the only customers that equal or exceed 10.0% of consolidated net trade receivables at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Customer A	10.8%	na

na—less than 10.0% of consolidated net trade receivables

The following table summarizes the percentage of revenues by the only customer that equaled or exceeded 10.0% of consolidated revenues for the three and nine months ended September 30, 2026 or 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer B	10.2%	11.4%	10.1%	11.7%
Customer C	na	10.3%	na	na

Customers A, B and C are utility companies offering POR program.

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

 Three Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Genie Retail Energy Segment

The year-over-year increase in GRE's income from operations were driven by gross margin expansion. The increase in selling, general and administrative expense primarily reflected higher customer acquisition spending resulting from a shift in the sales mix to certain high value customer segments with higher costs of acquisition.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Electricity	113,224	126,575	(13,351)	(10.5)	296,186	320,523	(24,337)	(7.6)
Natural gas	7,591	5,795	1,796	31.0	53,523	43,312	10,211	23.6
Other	—	—	—	nm	—	3	(3)	nm
Total revenues	120,815	132,370	(11,555)	(8.7)	349,709	363,838	(14,129)	(3.9)
Cost of revenues	83,333	104,807	(21,474)	(20.5)	252,824	279,052	(26,228)	(9.4)
Gross profit	37,482	27,563	9,919	36.0	96,885	84,786	12,099	14.3
Selling, general and administrative expenses	22,597	17,404	5,193	29.8	67,052	53,792	13,260	24.7
Income from operations	$14,885	$10,159	$4,726	46.5	$29,833	$30,994	$(1,161)	(3.7)

nm—not meaningful

Revenues. Electricity revenues decreased by 10.5% in the three months ended September 30, 2026 compared to the same period in 2025. The decrease was due to a decrease in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the three months ended September 30, 2026 compared to the same period in 2025. Electricity consumption by GRE’s REPs' customers decreased by 18.1% in the three months ended September 30, 2026, compared to the same period in 2025, reflecting a 20.0% decrease in the average number of meters served partially offset by a 2.3% increase in the average consumption per meter. The decrease in meters served was primarily driven by expiration of aggregation deals over the course of 2025. The average rate per kilowatt hour sold increased by 9.3% in the three months ended September 30, 2026 compared to the same period in 2025 due to general market conditions.

Electricity revenues decreased by 7.6% in the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was due to a decrease in electricity consumption partially offset by an increase in the average price per kilowatt hour charged to customers in the nine months ended September 30, 2026 compared to the same period in 2025. Electricity consumption by GRE’s REPs' customers decreased by 18.2% in the nine months ended September 30, 2026, compared to the same period in 2025, reflecting a 19.0% decrease in the average number of meters served partially offset by a 1.0% increase in the average consumption per meter. The decrease in meters served was primarily driven by expiration of aggregation deals over the course of 2025. The average rate per kilowatt hour sold increased by 13.0% in the nine months ended September 30, 2026 compared to the same period in 2025 due to general market conditions.

Natural gas revenues increased by 31.0% in the three months ended September 30, 2026 compared to the same period in 2025. The increase was the result of a 35.4% increase in average revenue per therm sold in the three months ended September 30, 2026 compared to the same period in 2025, due to general market conditions, partially offset by a 3.3% decrease in natural gas consumption by GRE’s REPs' customers in the three months ended September 30, 2026, compared to the same period in 2025, reflecting a 14.6% decrease in the average consumption per meter partially offset by a 13.2% increase in the average number of meters served. The decrease in the average consumption per meter was driven change in customer mix during the periods.

Natural gas revenues increased by 23.6% in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was the result of a 36.6% increase in average revenue per therm sold in the nine months ended September 30, 2026 compared to the same period in 2025, due to general market conditions, partially offset by a 9.5% decrease in natural gas consumption by GRE’s REPs' customers in the nine months ended September 30, 2026, compared to the same period in 2025, reflecting a 15.2%  decrease in the average consumption per meter partially offset by a 6.7% increase in the average number of meters served. The decrease in the average consumption per meter was driven change in customer mix during the periods.

Other revenues in the nine months ended September 30, 2025 pertains to revenues from termination fees from commercial customers.

The customer base for GRE’s REPs as measured by meters served consisted of the following:

(in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Meters at end of quarter:
Electricity customers	252	267	272	258	316
Natural gas customers	99	95	92	88	86
Total meters	351	362	364	346	402

Gross meter acquisitions in the three months ended September 30, 2026, were 61,000 compared to 47,000 for the same period in 2025. Gross meter acquisitions in the nine months ended September 30, 2026, were 210,000  compared to 178,000 for the same period in 2025. Gross meter acquisitions for the three and nine months ended September 30, 2026 increased compared to the same period in 2025 as we continued to increase our investment in customer acquisition efforts.

Meters served decreased by 11,000 between June 30, 2026 and September 30, 2026 due to higher average churn, including expiration of certain aggregation deals in the three months ended September 30, 2026 compared to the meter acquisitions. The increase in the number of meters served at September 30, 2026 compared to December 31, 2025 is due to new sales during the nine months ended September 30, 2026 as customer acquisition increased as discussed above.

In the three months ended September 30, 2026, average monthly churn increased to 6.3% compared to 5.1% for the same period in 2025. In the nine months ended September 30, 2026, average monthly churn increased to 6.0% compared to 5.1% for the same period in 2025. The increases are due to new sales in 2026 failing to fully replace those lost to churn during the period.

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

(in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
RCEs at end of quarter:
Electricity customers	258	265	273	250	318
Natural gas customers	79	80	81	79	78
Total RCEs	337	345	354	329	396

RCEs at September 30, 2026 decreased by 8,000 compared to June 30, 2026. RCEs at September 30, 2026 increased by 8,000 compared to December 31, 2025. The fluctuations in RCE are due to fluctuations in the number of meters served as discussed above.

Cost of Revenues and Gross Margin Percentage. GRE’s cost of revenues and gross margin percentage were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenues:
Electricity	$78,714	$97,698	$(18,984)	(19.4)	$219,210	$246,267	$(27,057)	(11.0)
Natural gas	4,619	7,109	(2,490)	(35.0)	33,614	32,785	829	2.5
Other	—	—	—	nm	—	—	—	nm
Total cost of revenues	$83,333	$104,807	$(21,474)	(20.5)	$252,824	$279,052	$(26,228)	(9.4)

nm—not meaningful

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2026	2025	Change	2026	2025	Change
Gross margin percentage:
Electricity	30.5%	22.8%	7.7	26.0%	23.2%	2.8
Natural gas	39.2	(22.7)	61.8	37.2	24.3	12.9
Other	—	—	—	—	—	—
Total gross margin percentage	31.0%	20.8%	10.2	27.7%	23.3%	4.4

Cost of revenues for electricity decreased in the three months ended September 30, 2026 compared to the same period in 2025 primarily because of decreases in electricity consumption by GRE’s REPs’ customers and the average unit cost of electricity. The average unit cost of electricity decreased 1.6% in the three months ended September 30, 2026 compared to the same period in 2025 due to general market conditions. The gross margin on electricity sales increased in the three months ended September 30, 2026 compared to the same period in 2025 because the average rated charged to customers increased more than the unit cost of electricity.

Cost of revenues for electricity decreased in the nine months ended September 30, 2026 compared to the same period in 2025 primarily because of a decrease in electricity consumption by GRE’s REPs’ customers partially offset an increase in the average unit cost of electricity. The average unit cost of electricity increased 8.8% in the nine months ended September 30, 2026 compared to the same period in 2025 due to general market conditions. The gross margin on electricity sales increased in the nine months ended September 30, 2026 compared to the same period in 2025 because the unit cost of electricity increased more than the increase in the average rate charged to customers.

Cost of revenues for natural gas decreased in the three months ended September 30, 2026 compared to the same period in 2025 primarily because of decreases in natural gas consumption by GRE's REPs' customers and the average unit cost of natural gas. The average unit cost of natural gas decreased 32.8% in the three months ended September 30, 2026 compared to the same period in 2025 due to general market conditions. Gross margin on natural gas sales increased in the three months ended September 30, 2026 compared to the same period in 2025 because the average rated charged to customers increased while the unit cost of natural gas decreased.

Cost of revenues for natural gas increased in the nine months ended September 30, 2026 compared to the same period in 2025 primarily because of an increase in the average unit cost of natural gas partially offset by a decrease in natural gas consumption by GRE's REPs' customers. The average unit cost of natural gas increased 13.3% in the nine months ended September 30, 2026 compared to the same period in 2025 due to general market conditions. Gross margin on natural gas sales increased in the nine months ended September 30, 2026 compared to the same period in 2025 because the average rate charged to customers increased more than the average unit cost of natural gas.

Selling, General and Administrative. Selling, general and administrative expenses increased by 29.8% in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in marketing and customer acquisition costs, employee related expenses, and POR program fees. Marketing and customer acquisition expenses increased by $3.5 million in the three months ended September 30, 2026 compared to the same period in 2025 due to an increase in average acquisition cost per meter due to changes in customer acquisition channel mix in the three months ended September 30, 2026 compared to the same period in 2025. Employee-related expenses increased by $0.4 million in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in bonus accrual. POR program fees increased by $0.5 million in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in rates charged by utilities for this service.  As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 13.1% in the three months ended September 30, 2025 to 18.7% in the three months ended September 30, 2026.

Selling, general and administrative expenses increased by 24.7% in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases in marketing and customer acquisition costs, provision for credit losses and POR program fees partially offset by a decrease in management fee. Marketing and customer acquisition expenses increased by $11.1 million in the nine months ended September 30, 2026 compared to the same period in 2025 due to an increase average acquisition cost per meter due to changes in customer acquisition channel mix in the nine months ended September 30, 2026 compared to the same period in 2025. Provision for credit losses increased by $0.6 million in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increase in revenues in non-POR markets. POR program fees increased by $1.2 million in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in rates charged by utilities for this service. Management fee decreased by $0.6 million in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to decrease in management fee for Mirabito as a result of decrease in income from operations of Mirabito. As a percentage of GRE’s total revenues, selling, general and administrative expenses increased from 14.8% in the nine months ended September 30, 2025 to 19.2% in the nine months ended September 30, 2026.

Genie Renewables Segment

The GREW (formerly GES) segment is composed of our interests in Diversegy, Genie Solar, CityCom, Roded, and Able Minds. Genie Solar is an integrated solar energy company that develops, constructs and operates utility-scale solar energy projects. CityCom is a marketer of community solar and alternative products and services complementary to our energy offerings. Diversegy is a provider of energy procurement advisory services to industrial, commercial and municipal customers. Roded is a producer of high-grade plastic pallets form recycled materials.

In April 2026, we increased our stake in Able Minds to 57.0%, giving us controlling interest. Able Minds is a provider of expert applied behavioral analysis therapy for children with autism.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$6,429	$5,954	$475	8.0%	$20,246	$16,544	$3,702	22.4%
Cost of revenue	2,671	3,498	(827)	(23.6)	12,398	10,468	1,930	18.4
Gross profit	3,758	2,456	1,302	53.0	7,848	6,076	1,772	29.2
Selling, general and administrative expenses	2,981	2,797	184	6.6	9,408	7,418	1,990	26.8
Impairment of assets	—	5	(5)	nm	—	40	(40)	(100.0)
Loss from operations	$777	$(346)	$1,123	(324.6)%	$(1,560)	$(1,382)	$(178)	12.9%

nm—not meaningful

Revenues. GREW's revenues increased in the three months ended September 30, 2026 compared to the same period in 2025 due to increases in revenues generated by CityCom, Genie Solar, Roded and Able Minds, partially offset by a decrease in revenues generated by Diversegy. Revenues from CityCom increased by $0.3 million in the three months ended September 30, 2026 compared to the same period in 2025. Able Minds generated $0.3 million revenues in the 2026 period from its acquisition in April 2026. Revenues from Roded increased by $0.1 million in the three months ended September 30, 2026 compared to the same period in 2025 as it continued to invest in increasing its manufacturing capabilities. Genie Solar's revenues from the sale of solar panels and development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels increased by $0.3 million in the three months ended September 30, 2026 compared to the same period in 2025 as the Company continues to sell its remaining solar panels and improvement in the electricity generation of community solar projects. Diversegy's revenues from commissions, entry fees and other fees decreased by $0.5 million in the three months ended September 30, 2026 compared to the same period in 2025.

GREW's revenues increased in the nine months ended September 30, 2026 compared to the same period in 2025 due to increases in revenues generated by Genie Solar, CityCom, Roded and Able Minds partially offset by a decrease in revenues generated by Diversegy. Genie Solar's revenues from the sale of solar panels and development of solar projects for customers, electricity generation from operational solar arrays and sale of solar panels increased by $2.8 million in the nine months ended September 30, 2026 compared to the same period in 2025 as the Company sold its remaining solar panels at its carrying costs to reduce the level of solar panel inventories. Revenues from CityCom Solar increased by $1.1 million in the nine months ended September 30, 2026 compared to the same period in 2025. Revenues from Roded increased by $0.3 million in the nine months ended September 30, 2026 compared to the same period in 2025 as it continued to increase its manufacturing capabilities. Able Minds generated $0.5 million revenues since its acquisition in April 2026. Diversegy's revenues from commissions, entry fees and other fees decreased by $1.0 million in the nine months ended September 30, 2026 compared to the same period in 2025.

Cost of Revenues. The decrease in the cost of revenues in the three months ended September 30, 2026 compared to the same period in 2025 is due to the decreases in cost of revenues from Genie Solar and Diversegy primarily due to the decrease in revenues and decrease in the cost of solar panels that are sold in Genie Solar as a result of previous impairment in value.

The increase in the cost of revenues in the  nine months ended September 30, 2026 compared to the same period in 2025 is due to the increases in cost of revenues from Genie Solar, Roded and Able Minds primarily due to the increase in their respective revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased by 6.6% in the three months ended September 30, 2026 compared to the same period in 2025 due to increases in marketing costs and depreciation expenses partially offset by a decrease in warehousing costs. Marketing costs increased by $0.2 million in the three months ended September 30, 2026 compared to the same period in 2025, due to an increase in marketing activities in Genie Solar, CityCom and Able Minds. Depreciation expenses increased by $0.1 million in the three months ended September 30, 2026 compared to the same period in 2025 due to completion and start of operation of community solar project and new equipment used in Roded. Warehousing costs decreased by $0.1 million in the three months ended September 30, 2026 compared to the same period in 2025 as the Company continue to sell its remaining solar panels.

Selling, general and administrative expenses increased by 26.8% in the nine months ended September 30, 2026 compared to the same period in 2025 due to increases in marketing cost, employee-related costs, consulting fees, depreciation expenses and maintenance expense. Marketing costs increased by $0.6 million in the nine months ended September 30, 2026 compared to the same period in 2025, due to an increase in marketing activities in Genie Solar, CityCom and Able Minds. Employee-related costs increased by $0.2 million in the nine months ended September 30, 2026 compared to the same period in 2025, due to an increase in the number of employees, principally at Diversegy and CityCom. Consulting fees increased by $0.5 million in the nine months ended September 30, 2026 compared to the same period in 2025 due to an increase in level of business activities. Depreciation expenses increased by $0.4 million in the nine months ended September 30, 2026 compared to the same period in 2025 due to completion and start of operation of community solar project and new equipment used in Roded. Maintenance expenses increased by $0.1 million in the nine months ended September 30, 2026 compared to the same period in 2025 due to repairs and maintenance of community solar equipment.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative expenses and loss from operations	$2,926	$2,414	$512	21.2%	$7,141	$6,474	$667	10.3%

Corporate general and administrative expenses increased by 21.2% in the three months ended September 30, 2026 compared to the same period in 2025 due to an increase in placement fees and charitable contributions. As a percentage of consolidated revenues, Corporate general and administrative expenses increased to 2.3% in the three months ended September 30, 2026 from 1.7% in the three months ended September 30, 2025.

Corporate general and administrative expenses increased by 10.3% in the nine months ended September 30, 2026 compared to the same period in 2025 due to increase in charitable contributions and professional fees. As a percentage of consolidated revenues, Corporate general and administrative expenses increased to 1.9% in the three months ended September 30, 2026 from 1.7% in the three months ended September 30, 2025.

Consolidated

Selling, general and administrative expenses. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million in each of the three months ended September 30, 2026 and 2025. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $2.0 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the aggregate unrecognized compensation cost related to non-vested stock-based compensation was $2.1 million. The unrecognized compensation cost is recognized over the expected vesting period.

The following is a discussion of our consolidated income and expense line items below income from operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Income from operations	$12,736	$7,399	$5,337	72.1%	$21,132	$23,138	$(2,006)	(8.7)%
Interest income	1,592	1,847	(255)	(13.8)	4,754	5,826	(1,072)	(18.4)
Interest expense	(146)	(157)	11	(7.0)	(391)	(502)	111	(22.1)
Other income, net	678	580	98	16.9	5,149	797	4,352	nm
Provision for income taxes	(4,582)	(3,273)	(1,309)	40.0	(6,405)	(10,308)	3,903	(37.9)
Net income from continuing operations	10,278	6,396	3,882	60.7	24,239	18,951	5,288	27.9
Loss from discontinued operations, net of tax	(144)	(5)	(139)	nm	(152)	(62)	(90)	145.2
Net income	10,134	6,391	3,743	58.6	24,087	18,889	5,198	27.5
Net loss attributable to noncontrolling interests	(34)	(13)	(21)	161.5	(234)	(297)	63	(21.2)
Net income attributable to Genie Energy Ltd.	$10,168	$6,404	$3,764	58.8%	$24,321	$19,186	$5,135	26.8%

nm—not meaningful

Interest income.  Interest income decreased in the three and nine months ended September 30, 2026, compared to the same period in 2025 primarily due to a decrease in average balances of cash and cash equivalents and restricted cash during the periods.

Interest Expense. Interest expense for three and nine months ended September 30, 2026 and 2025 is mainly related to the interest from the Term Loan Agreement with National Cooperative Bank, N.A. ("NCB").

Other Income, net.  Fluctuations in the other income, net in the three and nine months ended September 30, 2026 and 2025 consisted primarily of gains and losses from our investments, including the sale of investment property.

Provision for Income Taxes. The reported tax rate for the three and nine months ended September 30, 2026 decreased compared to the same periods in 2025. The decrease is mainly due to (1) change in the mix of tax rates in the jurisdictions where we earned taxable income, (2) the amounts of deductions related to employee stock-based compensation during the periods, and (3) nonrecurring charges incurred in the three months ended September 30, 2025.

Net Loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax in the three and nine months ended September 30, 2026 and 2025 is mainly related to foreign exchange differences in Lumo Sweden during the periods.

Net Loss Attributable to Noncontrolling Interests. The net income (loss) attributable to noncontrolling interests in the three and nine months ended September 30, 2026 was primarily due to the shares of noncontrolling interest in the operations of Roded and Genie Solar. The net loss attributable to noncontrolling interest in the three and nine months ended September 30, 2025 consisted primarily of the share of noncontrolling interest in the operations of Citizens Choice Energy.

Liquidity and Capital Resources

General

We currently expect that our cash flow from operations and the $194.1 million balance of unrestricted and restricted cash and cash equivalents that we held at September 30, 2026 will be sufficient to meet our anticipated cash requirements for at least twelve months from the issuance of the unaudited financial statements included in this Quarterly Report on Form 10-Q.

At September 30, 2026, we had working capital (current assets less current liabilities) of $203.7 million.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash flows provided by (used in):
Operating activities	$2,452	$28,123
Investing activities	(7,963)	(10,383)
Financing activities	(11,970)	(14,766)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	76	(69)
(Decrease) increase in cash, cash equivalents and restricted cash of continuing operations	(17,405)	2,905
Cash flows provided by discontinued operations	(28)	2,274
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,433)	$5,179

Operating Activities

Cash, cash equivalents and restricted provided by operating activities of continuing operations was $2.5 million and $28.1 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash flows is due primarily to the fluctuation in the results of operations in the nine months ended September 30, 2026 compared to the same period in 2025.

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Changes in assets and liabilities decreased cash flows by $28.9 million for the three months ended September 30, 2026, compared to the same period in 2025. Renewable energy credit inventory is higher as of September 30, 2026 compared to December 31, 2025, primarily due to the schedule of deliveries of renewable energy credits by the third-party vendors. Our renewable energy credits are used to satisfy specific state-mandated requirements and, to a lesser extent, our customer portfolio. Required levels of renewable energy credits vary based on the mix of customers, type of products purchased, number of customer of each type and energy consumption.  Depending on the state, compliance typically occurs either in the first quarter for calendar year compliance periods and late in the second or early third quarter for energy year compliance periods of June to May. Prepaid expenses increased as of September 30, 2026 compared to December 31, 2025 primarily due to the timing of natural gas settlement with utilities at GRE and increased volume of activity in Diversegy.

Certain of GRE's REPs are party to an Amended and Restated Preferred Supplier Agreement with BP Energy Company, or BP, which is to be in effect through November 30, 2026. Under the agreement, the REPs purchase electricity and natural gas at market rate plus a fee. The obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of the REP’s customer’s receivables, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. At September 30, 2026, we were in compliance with such covenants. At September 30, 2026, restricted cash of $0.6 million and trade accounts receivable of $68.2 million were pledged to BP as collateral for the payment of trade accounts payable to BP of $21.2 million at September 30, 2026.

We had purchase commitments of $131.1 million at September 30, 2026, of which $127.3 million was for purchases of electricity.

We are a lessee under operating lease agreements primarily for office space in locations where we operate and for our solar development projects with lease periods expiring between 2026 and 2052. Our future lease payments under the operating leases as of September 30, 2026 were $2.2 million.

GRE has performance bonds issued through a third party for the benefit of certain utility companies and for various states in order to comply with the states’ financial requirements for retail energy providers. At September 30, 2026, we had outstanding aggregate performance bonds of $31.0 million and $1.0 million of unused letters of credit.

Investing Activities

Our capital expenditures decreased by $2.1 million for the nine months ended September 30, 2026 compared to the same period in 2025, due to the completion of solar development projects in December 2025 and June 2026 and December 2025. Our capital expenditures are mainly for the construction of solar projects at Genie Solar. We currently anticipate that our total capital expenditures in the twelve months ending December 31, 2026 will be between $5.0 million to $10.0 million mostly related to solar projects under development at GREW.

In September 2026, we received an incentive award payment of $2.3   million directly from New York State Research and Development Authority under the New York-Sun Megawatt Block incentive program related to solar array projects put into operations.

In the nine months ended September 30, 2026 and 2025, we acquired nominal interests in various ventures and U.S. Government Treasury Bills for an aggregate amount of investments of $17.6 million and $3.9 million, respectively.

In the nine months ended September 30, 2026 and 2025, we invested a minimal amount and $1.9 million, respectively, towards the improvement of an investment property we acquired in 2024.

In the nine months ended September 30, 2026 and 2025, we received $4.6 million and $1.2 million, respectively, from the redemption of various investments.

Financing Activities

In the nine months ended September 30, 2026 and 2025, we paid aggregate dividends of $0.225 per share to stockholders of our Class A common stock and Class B common stock, or total aggregate dividends of $6.0 million for each in the nine months ended September 30, 2026 and 2025. On November 2, 2026 our Board of Directors declared a quarterly dividend of $0.075 per share on our Class A common stock and Class B common stock. The dividend will be paid on or about November 23, 2026 to stockholders of record as of the close of business on November 13, 2026.

On March 11, 2013, our Board of Directors approved a program for the repurchase of up to an aggregate of 7.0 million shares of our Class B common stock. In the nine months ended September 30, 2026, we acquired 176,014 Class B common stock under the stock purchase program for an aggregate amount of $2.7 million. In the nine months ended September 30, 2025, we acquired 409,758 Class B common stock under the stock purchase program for an aggregate amount of $6.6 million. At September 30, 2026, 3.3 million shares of Class B common stock remained available for repurchase under the stock repurchase program.

In the nine months ended September 30, 2026 and 2025, we paid $1.3 million and $2.1 million, respectively, to repurchase shares of our Class B common stock tendered by our employees (including one officer) to satisfy tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

In January 2026, we extinguished the notes payable by paying the $1.8 million principal amount plus the $0.1 million accumulated accrued interest. The note payable carried a 5.0% interest rate.

On November 18, 2024, our subsidiary, SUT Holdings, LLC entered into a Term Loan Agreement with NCB for $7.4 million (the "Term Loan"). The principal amount is payable in installments every January 1, July 1 and October 1 of each year starting on July 1, 2025, up to October 2031.

Interest on the unpaid balance is payable on each January 1, April 1, July 1 and October 1, calculated using the 3-Month Term Secured Overnight Financing Rate ("SOFR") published by CME Group Benchmark Administration plus a margin of 2.0% computed on the basis of actual number of days elapsed over 360 days. We paid NCB a nonrefundable commitment fee equal to 1.0% of the total principal amount equivalent to $0.1 million. We have the right to prepay the Term Loan in whole or in part at any time as permitted under specific terms in the Term Loan Agreement. The Term Loan is secured by our operating solar systems located in Ohio, Indiana and Michigan.  The Term Loan is subject to various financial and negative covenants and at September 30, 2026, we were in compliance with all such covenants.  At September 30, 2026, there was $6.9 million outstanding under the Term Loan at a weighted average interest rate of 5.7%. We also entered into a Cash Management Agreement with NCB to manage the cash flows of the operations of collateralized solar projects. The Cash Management Agreement also provided certain restrictions on certain cash accounts specified in the agreement. At September 30, 2026, an aggregate of $4.5 million is deposited in NCB and is subject to certain restrictions.

In the nine months ended September 30, 2026, we paid the required installment of the principal amount of the Term Loan of $0.2   million. There were no required payments in the three and nine months ended September 30, 2025.

On December 13, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank (“Credit Agreement”). On October 12, 2025, we entered into an amendment of the existing Credit Agreement to extend the maturity date to December 31, 2026. The aggregate principal amount was retained at $3.0 million credit line facility (“Credit Line”). We pay a commitment fee of 0.1% per annum on the unused portion of the Credit Line as specified in the Credit Agreement. The borrowed amounts will be in the form of letters of credit which will bear interest of 1.0% per annum. We will also pay a fee for each letter of credit that is issued equal to the greater of $500 or 1.0% of the original maximum available amount of the letter of credit. We agreed to deposit cash in a money market account at JPMorgan Chase Bank as collateral for the line of credit equal to $3.1 million. As of September 30, 2026, there are $1.0 million in letters of credit issued by JP Morgan Chase Bank. At September 30, 2026, the cash collateral of $3.3 million was included in restricted cash in our condensed consolidated balance sheet.

Cash flows from discontinued operations

Cash used in discontinued operations of Lumo Sweden was minimal in the nine months ended September 30, 2026. Cash provided by operating activities of discontinued operations was $2.3 million in the nine months ended September 30, 2025 and pertains to the proceeds from the settlement of hedges of Lumo Sweden, in which the last payment was received in April 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, for our GRE segment, if our gross profit per unit in the three months ended September 30, 2026 had remained the same as in the three months ended September 30, 2025, our gross profit from electricity and natural gas would have decreased by $10.9 million and $4.2 million, respectively. Hypothetically, for our GRE segment, if our gross profit per unit in the nine months ended September 30, 2026 had remained the same as in the nine months ended September 30, 2025, our gross profit from electricity and natural gas would have decreased by $16.2 million and $10.4 million, respectively.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time, at relatively lower volumes, primarily through the use of put and call options and swaps. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these options or swaps; therefore the mark-to-market change in fair value is recognized in cost of revenues in our condensed consolidated statements of operations. We recognized a loss from derivative instruments of $1.6 million for the three months ended September 30, 2026, and a gain of  $0.1 million in the nine months ended  September 30, 2026, compared to losses from derivative instruments of $4.1 million and $4.9 million in the three and nine months ended September 30, 2025, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2025 Form 10-K.

Remediation. Management continues to implement the remediation plan and expects to complete the remaining remediation activities during 2026; however, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and Management has concluded, through testing, that they are operating effectively.

Changes in Internal Control over Financial Reporting. In the first quarter of 2026, we completed the implementation of a new enterprise resource planning (ERP) system, to maintain the Company's financial records, process transactions and generate reports for financial reporting. We have made changes to our internal control over financial reporting to address the related processes and systems. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 19 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors included in the 2025 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of shares of our Class B common stock during the third quarter of 2026:

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price	Plans or	Plans or
	Purchased		per Share	Programs	Programs (1)
July 1–31, 2026	40,390		$13.92	40,390	3,362,603
August 1–31, 2026	65,464	(2)	14.13	7,052	3,355,551
September 1–30, 2026	80,900		16.87	80,900	3,274,651
Total	186,754		$—	128,342

(1)

Under our existing stock repurchase program, approved by our Board of Directors on March 11, 2013, we were authorized to repurchase up to an aggregate of 7.0 million shares of our Class B common stock.

(2)	Includes 58,412 shares of Class B Common Stock that were tendered by officers and employees to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their current fair market value on the trading day immediately prior to the vesting date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genie Energy Ltd.

November 5, 2026	By:	/s/ Michael M. Stein
Michael M. Stein

Chief Executive Officer

November 5, 2026	By:	/s/ Avi Goldin
Avi Goldin

Chief Financial Officer